Form 10QSB
period 1999-09-30
BUI INC
filed 1999-11-15
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

     [      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                          to

                   Commission File No. 0-26917

                            BUI, INC.
(Exact name of small business issuer as specified in its charter)

           Delaware                         87-0528557
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

    66 E. Wadsworth Park Drive, Suite 101, Draper, Utah 84020
            (Address of principal executive offices)

                         (801) 523-8929
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under
a plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,514,367 shares of common stock.

                           FORM 10-QSB
                            BUI, INC.

                             PART I.
                      Financial Information

Item 1.  Financial Statements

Incorporated herein by this reference are the following financial statements of the Registrant presented at pages F-2 through F-7 in Amendment No. 3 to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 15, 1999:

Condensed, Consolidated Balance Sheets as of September
30, 1999 (unaudited)
  and December 31, 1998

Condensed, Consolidated Statements of Operations
(unaudited)
  for the three-month periods ended September 30, 1999
and 1998

Condensed, Consolidated Statements of Operations
(unaudited)
  for the nine-month periods ended September 30, 1999
and 1998

Condensed, Consolidated Statements of Cash Flows
(unaudited)
  for the nine-month periods ended September 30, 1999
and 1998

Notes to Condensed Consolidated Financial Statements
(Unaudited)


Item 2.  Management's Discussion and Analysis of Financial
Condition or Plan of Operation

Incorporated herein by this reference is "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" presented at pages 8 through 13 in Amendment No. 3 to the Registrant's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 15, 1999:

                            PART II.
                        Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits: Included as an exhibit to this report are the pages incorporated by reference in this report from Amendment No. 3 to the Registrant's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 15, 1999 (Exhibit Ref. No. 99).

Reports on Form 8-K:  None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BUI, INC.


Date:  November  15, 1999                 By:  /s/  Paul  Jarman,
Chief Financial Officer