Form 10KSB
period 1999-12-31
BUI INC
filed 2000-04-14
CIK 1087934

20

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 1999, or

[ ]   Transition report pursuant to section 13 or 15(d)  of the
Securities  Exchange act of 1934 for the  transition  period
from    to


                  Commission File No.  0-26917


                            BUI, INC.
   (Name of Small Business Issuer as specified in its charter)

           Delaware                         87-0528557
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

    66 E. Wadsworth Park Drive, Suite 101, Draper, Utah 84020
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:   (801) 523-8929

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                 Common Stock, Par Value $0.0001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  [   ]

The   issuer's   revenues  for  its  most  recent  fiscal   year:
$4,755,687.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 28, 2000, was $17,105,000.

As of December 31, 1999, the Registrant had outstanding 3,508,835 shares of Common Stock, par value $0.0001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  8

3.   Legal Proceedings                                          8

4.   Submission of Matters to a Vote of Security Holders        8

Part II

5.    Market  for  Common Equity and  Related  Stockholder      8
      Matters

6.    Management's  Discussion and Analysis  of  Financial      9
      Condition and Results of Operations

7.    Financial Statements                                     11

8.    Changes in and Disagreements with Accountants            12
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control     12
      Persons;  Compliance  with  Section  16(a)  of  the
      Exchange Act

10.   Executive Compensation                                   13

11.   Security Ownership of Certain Beneficial Owners  and     15
      Management

12.   Certain Relationships and Related Transactions           17

13.   Exhibits and Reports on Form 8-K                         17

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

     BUI, Inc., is a Delaware corporation engaged in the business of selling services and products to consumers and small businesses under the name "BuyersOnline." On April 20, 2000, our name will change to BuyersOnline.com, Inc. Our new name reflects the expansion of our business into selling services and products over the Internet.

     The marketing strategy of BuyersOnline is based on a membership concept under which members of BuyersOnline are entitled to receive the services and products offered at lower prices than can be obtained elsewhere. BuyersOnline uses the purchase power of its membership to negotiate lower prices from producers and resellers of the services and products. Lower pricing allows BuyersOnline to attract and retain members, and makes it possible for BuyersOnline to offer rebate incentive programs to its members for referring to BuyersOnline new prospective members.

     BuyersOnline offers services and products that are considered "essential", part of the monthly or annual budget of individuals, families, and small businesses. BuyersOnline believes consumers prefer to save money where they spend it most, on services and products they must consume or use each month and year. By becoming a member, a consumer or small business simply makes a choice on where to purchase essential services and products, not on whether to spend money on items outside its normal budget.

     We are now expanding our selection to include a broader range of consumer products and services, including clothing and accessories, books and music, health and beauty products, sports and recreation products, office supplies, toys and games, home and garden products, computer products, travel service, specialty food products, and specialty gift items. In the second half of 2000, BuyersOnline intends to launch its new web site that will enable members to purchase these products online and receive from BuyersOnline a rebate on each product and service purchase. Members will be able to save money not only on the essential goods and services we offer, but also on discretionary purchases that are part of everyone's yearly spending.

     BuyersOnline has over 16,000 members located in 48 states. Its target market includes networking professionals, small businesses, and middle-class families with an annual household income between $36,000 and $80,000, as these are the most likely to respond actively to the savings opportunity offered by BuyersOnline. Members reside mostly in high population centers and they tend to spend more than the average on long distance services. Approximately one-third of the present membership consists of small businesses and entrepreneurs who operate home-based businesses.

     BuyersOnline was formed as a Utah corporation under the name "Linguistix, Inc.", in 1995 as a subsidiary of Twin Creek Exploration Co., Inc. ("Twin Creek"). It received certain assets of Twin Creek for its stock and was spun-off to the stockholders of Twin Creek in connection with a business reorganization between Twin Creek and an unrelated corporation. In November 1997, BuyersOnline acquired WealthNet Incorporated, a Utah corporation, through an exchange of 1,852,589 shares of BuyersOnline common stock, or approximately 92% of the outstanding shares, for all of the capital stock of WealthNet Incorporated. The transaction was accounted for as a reverse purchase acquisition, in which WealthNet Incorporated was treated as the acquiring company and BuyersOnline as the acquired Company. BuyersOnline adopted the name, "Buyers United International, Inc.," and WealthNet changed its name to "Buyers United, Inc." Since that acquisition, we have pursued the business described below, which was started by WealthNet in January 1996. In March 1999, we changed our corporate domicile from Utah to Delaware through a merger with a Delaware corporation formed for that purpose. In connection with the change in domicile, our name changed to BUI, Inc., and we effected a 1-for-4 reverse split in the issued and outstanding common stock. On April 20, 2000, our name will change to BuyersOnline.com, Inc.

     BuyersOnline's offices are located at 66 E. Wadsworth Park
Drive, Suite 101, Draper, Utah 84020, where our telephone number is (801) 523-8929.

Marketing Strategy

Selection of services and products


     In selecting service and product providers, BuyersOnline focuses on the quality of the service or product. It believes that offering a service or product at a low cost, alone, is not enough. The service or product must meet consumer expectations of performance and quality. After locating a suitable service or product, BuyersOnline negotiates for lower pricing or rebate arrangements based on the purchasing power of its members. We believe the combination of good quality and low cost will attract and retain members for BuyersOnline.

     Since its inception in January 1996, BuyersOnline focused on selling long distance service because consumers and businesses use long distance every month and look for ways to save money on this service. This focus has enabled BuyersOnline to build the size of its membership base. In 1999 we added PCS cellular service because of the wide spread use of cellular phones by consumers and businesses. With the recent explosion in Internet commerce, especially among small businesses, BuyersOnline is now offering low cost Internet access to its members and Internet web site hosting. With the rapid increase in retail e-commerce, BuyersOnline is obtaining agreements with name brand companies to offer their consumer and business products and services to our members through a new web site we intend to launch in the last six months of 2000. By expanding its service and product offerings, BuyersOnline believes that membership will be attractive to a larger number of prospective members and existing members will have added incentive for staying with BuyersOnline.

Member referral strategy

     Management believes that member-generated, "word-of-mouth" referral sales is a fast and cost-effective way for BuyersOnline to increase its membership and its sales. It has focused on this marketing approach since its inception.

     BuyersOnline believes consumers are willing to share with their personal acquaintances a satisfying and rewarding experience with its services and products, and the recommendation of a personal acquaintance is credible. As an inducement to share this experience, BuyersOnline has adopted an incentive program for members called "Piece of the Pie", which allows them to benefit from identifying new prospective members for BuyersOnline.

     Under the "Piece of the Pie" incentive program, members who have successfully referred others to BuyersOnline receive a monthly rebate on the services and products their referrals purchase from BuyersOnline. Every month, BuyersOnline rebates 10% of Usage Revenue to members. Collected Usage Revenue is defined as the usage portion of a bill that is paid in full within 45 days of the statement date. The usage portion of a member's monthly bill represents the amount of services and products used or purchased during the month. This rebate pool is referred to as the "Pie." The "Pie" is disbursed proportionally every month to qualifying members according to the amount of usage generated by their referrals. The "Piece of the Pie" rebate allocated to a member in a given month is applied first to payment of the Member's bill in the next month. If the bill is paid in full and an excess rebate remains, it is carried over to the next month if less than $100 or paid by check to the member if more than $100. BuyersOnline accounts for the Piece of the Pie rebates by recording an accrual for the estimated rebates to be paid applicable to each month's revenues. The rebates are classified as Selling and Promotion expense on the Statements of Operations, and the rebate is accrued on the Balance Sheet under Accrued Rebates.

     A member is not required to refer any new members to BuyersOnline in order to purchase services and products from BuyersOnline on the same terms as all other members. The services and products offered meet the needs of many members, who simply want to save money on services and products. The "Piece of the Pie" incentive program allows members to obtain additional benefits through rebates.

     BuyersOnline believes the "Piece of the Pie" incentive program has the added value of creating member loyalty. Members receiving rebates on services and products purchased from BuyersOnline will be reluctant to give up those rebates by switching to a different provider. The rebate benefit also makes it more difficult for other service providers to compete with BuyersOnline on the basis of price.

     A member who refers a new prospective member does not process or sign and new member forms for BuyersOnline. Members are not employees, independent contractors, or agents of BuyersOnline, and have no authority to sign new members.

Member service

     BuyersOnline maintains a staff of service representatives for its members, which is designated as the "Legendary Member Service" group. Management believes that member support and assistance is important to growing and maintaining its member base, because member service is an important part of the overall consumer experience with the services and products offered by BuyersOnline. BuyersOnline's goal is to exceed members' service expectations, so that they remain with BuyersOnline and are more willing to tell new prospective members of their positive experiences.

     Members are urged to contact BuyersOnline through its toll free number with any questions or concerns. The Legendary Member Service group addresses member questions and complaints, assists members with the "Piece of the Pie" incentive program, provide information on services and products, and works with members on billing questions and timely payment.

National advertising

     We will launch an extensive nationwide advertising campaign this summer that is expected to attract new members to the new buyersonline.com web site. We hope to use the endorsements of national celebrities in the campaign. They will carry BuyersOnline's messages to millions of potential members with nationwide television ads and "infomercials," half-hour paid advertising programs. We have engaged a producer for the "infomercials" and spot ads, which are now under development.

     The advertising campaign also will focus on the most important aspect of our business, our members, who will offer testimonials supporting the benefits to consumers provided by BuyersOnline and its "Piece of the Pie" philosophy of providing incentive and customer rebates. We expect to begin airing the ads and "infomercials" in selected markets around the country during 2000.

Services and Products

     BuyersOnline saves money for its members in two different ways. Presently we offers products and services to members that are billed through us and we negotiate with the product or service provider for discounts that are passed along to members. We will continue to add products and services that are billed through us. In 2000 we will begin offering through our web site products and services that members will purchase and pay for directly with the provider at full price under arrangements that give a rebate back to BuyersOnline, and we pass the rebate on to members on their monthly billing statement. BuyersOnline will retain approximately 15% of the discounts and rebates.

Products and services we bill to members

     BuyersOnline offers long distance phone service and related products, including travel cards and 800/888 service. Long distance and related services are provided by three different long distance companies. We offer domestic long distance service to our members at a rate of 6.9 cents per minute and overseas long distance at discounted rates. The long distance rate to BuyersOnline for domestic charges is fixed by agreement. The long distance rate for overseas calls may be adjusted by the long distance provider on seven days advance notice to BuyersOnline. All long distance charges are billed to BuyersOnline and due within 30 days. BuyersOnline, in turn, bills its members for their long distance calls. We believe long distance service at comparable rates is available from a number of providers, and we continually seek out the lowest pricing for our members.

     In the later part of 1999, BuyersOnline began offering PCS cellular service. We offer four different usage plans that range from $29.99 to $89.99 per month. Features include a selection of cellular phones, including phones with Internet capability, detailed billing statements, minute usage information available daily, and billing information available over the Internet.

     BuyersOnline launched an Internet service program in January 1999. Internet services include unlimited local dial-up access at approximately 2,100 locations across the country, free filtering services, unlimited e-mail, web hosting for businesses, and activity reporting. Management plans to add online billing capability for bundled goods and services, discount consolidating with existing web sites, and manufacturer-direct web commerce opportunities. The Internet access program is provided by SISNA, Inc., based in Salt Lake City, Utah, under a three-year contract expiring in October 2001. The basic Internet service is offered to members at $16.95 per month for unlimited access. We added web site hosting in 1999 at a monthly rate of $9.95 for 50MB of server space. This service allows a member to set up and manage its own web site for retail sales, other business offerings, or personal use.

     Roadside vehicle assistance is now offered at an annual rate of $56 per family or $36 per individual. This service is provided by Continental Car Club, which has nationwide coverage. Roadside assistance includes towing and emergency services 24 hours a day and customer service assistance that can help with road emergencies or problems.

     Revenue attributable to PCS cellular service, Internet services, and roadside assistance were not significant in 1999.

     BuyersOnline has no plans to acquire a long distance network or establish its own infrastructure for other services and products it offers. As a result, BuyersOnline depends on developing and maintaining relationships with third party providers of the services and products it offers. BuyersOnline relies on the purchasing power of its members to negotiate the terms of its arrangements with providers. An additional benefit to providers is that BuyersOnline handles all billing and collection for the services and products purchased by its members, so that the provider avoids this cost of business. BuyersOnline believes that it is on good terms with its current providers. In the event its relationship with a provider terminates for any reason, management believes it could obtain the same services or products from other providers on terms similar to existing contracts.

Web site products and services

     In the summer of 2000 BuyersOnline plans to offer to its members through its new web site the opportunity to buy a wide variety of consumer products and services directly from the retailer. BuyersOnline will receive a rebate from the retailer for member purchases, and pass a portion of this rebate on to its members on their monthly billing statements. Rebates are expected to range from 1% to 30% depending on the product or service and the retailer.

     We now have contracts with 21 retailers to sell products and services to our members online including auto parts, music, clothing and accessories, computer products, health and beauty products, sports products, travel services, toys, pet supplies, home and garden products, specialty food items, and office supplies. We have reached agreements in principle for products and services with 59 additional retailers, and are negotiating agreements with 111 more retailers. All of the retailers offer nationally recognized, name brand products and services.

     BuyersOnline also has agreements with a substantial number of the major cellular phone providers to sell their cellular phone service through our web site for a 50% commission on each sale, a portion of which will be passed on to members.

Governmental Regulation

     BuyersOnline's relationship marketing system may be affected by government regulation, including state regulation of marketing practices and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities. Although BuyersOnline believes that its relationship marketing system is in compliance with all currently applicable regulations, there can be no assurance that it will remain in compliance in the future as a result of new interpretations of existing regulations or adoption of new regulations.

     Long distance telecommunications carriers currently are subject to extensive federal and state government regulation, including regulation of both domestic and international tariffs for their services and certification or registration requirements. BuyersOnline is indirectly subject to these regulations because it offers long distance service provided by others. Of particular relevance to BuyersOnline is federal and state regulation of "slamming", which is the practice of changing long distance service of a consumer without proper authorization. To avoid violation of regulations in this area, BuyersOnline is required in certain states to obtain from its members authorization to change long distance service that meets certain requirements. BuyersOnline believes it is in compliance with federal and state regulation of changing long distance service.

Competition

     The consumer buying organization industry is highly competitive. Many of the competitors of BuyersOnline are substantially larger with greater financial and other resources.

     The U.S. long distance telecommunications industry is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants, AT&T, Sprint and MCI WorldCom. AT&T, Sprint and MCI WorldCom are significantly larger than BuyersOnline and have substantially greater resources. BuyersOnline also competes with other national and regional long distance carriers, which employ various means to attract new subscribers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments and other incentives to new subscribers. The ability of BuyersOnline to compete effectively will depend on its ability to provide high quality services at competitive prices.

     Our competitors in providing consumer products over the Internet include companies with strong brand recognition and Internet industry experience. Furthermore, the industry is highly fragmented with a large number of competitors of comparable or greater size to BuyersOnline offering consumer services and products. Many of our competitors possess core capabilities to deliver ancillary services, such as customer service and billing services. Our position in the industry could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition and greater financial, technical, marketing, distribution and other resources than we do.

     Building recognition of our brand is critical to attracting additional members and new strategic alliances. Our failure to promote and maintain our brand successfully may result in stunted growth, loss of customers, loss of market share and loss of strategic alliances. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which includes promotional programs and public relations activities. We intend to make significant expenditures in 2000 on these advertising and promotional programs and activities, while other consumer product and service companies with much greater resources are doing the same. These expenditures may not result in a sufficient increase in net revenues to cover our advertising and promotional expenses. We cannot assure you that promoting our brand name will enable us to be competitive or increase our net revenues.

Employees

     As of March 28, 2000, BuyersOnline employed a total of 75 persons, including five executives and 70 in member services, technical operations, and marketing. None of the its employees is represented by a labor union. BuyersOnline has experienced no work stoppages and believes that its relations with its employees are good.

               ITEM 2.  DESCRIPTION OF PROPERTIES

     BuyersOnline leases its executive offices at two locations in Draper, Utah (a suburb of Salt Lake City). The offices consist in the aggregate of approximately 5,900 square feet. The current combined monthly lease rate is approximately $7,000, and one of the leases increases annually at the rate of 3.5 percent. The lease for BuyersOnline's primary office space expires June 2004, but BuyersOnline has an option to renew the lease for an additional five years. Management believes that all the office space is adequate for BuyersOnline's anticipated needs for at least the next six months.

                   ITEM 3.  LEGAL PROCEEDINGS

      BuyersOnline is currently not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against BuyersOnline have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of 1999. In February 2000, a majority of the stockholders approved an amendment to the Certificate of Incorporation changing our name to "BuyersOnline.com, Inc." The name change will be effective on or about April 20, 2000.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of BuyersOnline trades sporadically in the over-the-counter market. There was no trading market for the common stock prior to the first quarter of 1998. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. In April 1999, BuyersOnline effected a 1-for-4 reverse split in the issued and outstanding common stock in connection with the change of its domicile to Delaware. All prices have been adjusted retroactively to reflect the reverse split.

Calendar Quarter Ended      High Bid ($)         Low Bid ($)

March 31, 1998               12.00                  7.00
June 30, 1998                14.00                  6.00
September 30, 1998            9.00                  5.00
December 31, 1998             4.50                  2.00

March 31, 1999                4.25                  1.00
June 30, 1999                 3.00                  3.00
September 30, 1999            2.88                  2.00
December 31, 1999             2.13                  1.13

     Since its inception, no dividends have been paid on the common stock. BuyersOnline intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. There is currently outstanding 2,000,000 shares of Series A Convertible Preferred Stock. Under the terms of this preferred stock, BuyersOnline can not make any distributions on its common stock without the approval of a majority of the preferred stock. At March 28, 2000, there were approximately 4,000 holders of record of the common stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Overview

     BuyersOnline is engaged in the business of selling to consumers and small businesses services and products. The marketing strategy of BuyersOnline is based on a membership concept under which members of BuyersOnline are entitled to receive the services and products offered at lower prices than can be obtained elsewhere. BuyersOnline uses the purchasing power of its membership to negotiate lower prices or rebates from producers and resellers of the services and products. Lower pricing allows BuyersOnline to attract and retain members, and makes it possible for BuyersOnline to offer rebate incentive programs to its members for referring to BuyersOnline new prospective members. BuyersOnline's goal is to build a national consumer membership organization. Its strategy for achieving this goal is to focus on its member referral and rebate program, expand service and product offerings, and develop and promote a television advertising program to attract new members.

     BuyersOnline provides services and products that it believes are perceived by consumers and businesses as essential or are compatible with their normal annual expenditures. Since its inception in January 1996, BuyersOnline focused on selling long distance service. This focus has enabled BuyersOnline to build the size of its membership base. With the recent explosion in Internet commerce, especially among small businesses, BuyersOnline is now offering low cost Internet access to its members.

     We are now expanding our selection to include a broader range of consumer products and services., including clothing and accessories, books and music, health and beauty products, sports and recreation products, office supplies, toys and games, home and garden products, computer products, travel service, specialty food products, and specialty gift items. In the second half of 2000, BuyersOnline intends to launch its new web site that will enable members to purchase these products online and receive from BuyersOnline a rebate on each product and service purchase.

     By expanding its service and product offerings, BuyersOnline believes that membership will be attractive to a larger number of prospective members and existing members will have added incentive for staying with BuyersOnline.

     BuyersOnline has over 16,000 members located in 48 states. Its target market includes networking professionals, small businesses, and middle-class families with an annual household income between $36,000 and $80,000, as these are the most likely to respond actively to the savings opportunity offered by BuyersOnline. Members reside mostly in high population centers and they tend to spend more than the average on long distance services. Approximately one-third of the present membership consists of small businesses and entrepreneurs who operate home-based businesses.

     BuyersOnline has suffered recurring losses from operations. During the years ended December 31, 1999 and 1998, the Company's net loss applicable to common stockholders were $1,924,885 and $1,466,582, respectively. As of December 31, 1999, we had an accumulated deficit of $7,195,531. During the years ended December 31, 1999 and 1998, our operations used $1,910,397 and $1,275,988 of cash, respectively. BuyersOnline needs additional capital to finance future operations until its business objectives are implemented and generate sufficient revenue to sustain the business. Management is attempting to raise additional capital to fund operations and provide working capital; however, there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. If we do find financing, there is no assurance that BuyersOnline will succeed in achieving profitable operations.

Results of Operations - Year Ended December 31, 1999

     During 1999, BuyersOnline continued to purchase long distance service at wholesale and resell to its members. Before and during part of 1998, BuyersOnline acted as an agent to enroll customers to be serviced by the former long distance provider's organization. Accordingly, BuyersOnline under the former arrangement simply received and recorded a commission for their enrollment services. Beginning in 1998 and continuing on into 1999, BuyersOnline recorded the amount billed to their customers as revenue and reflected the wholesale costs to purchase the long distance as a cost of revenue. As a result, BuyersOnline in 1999 recorded an increase in telecommunications services billed directly to members, and did not receive any net commissions on telecommunications service. Membership at the end of 1999 had increased by 85% as compared to the previous year, however during 1999 BuyersOnline also decreased its long distance rates by approximately 20%. This rate decline more than offset the increase BuyersOnline experienced in new members, resulting in revenues of $4.76 million in 1999, as compared to $4.87 million in 1998, an overall decline of 2%. Costs of revenue rose 6% during 1999 to $3.1 million from $2.9 million during 1988, due to the increase in member usage. By the end of 1999 and into 2000 BuyersOnline began diversifying its vendor base. During the latter half of 1998 and through most of 1999, BuyersOnline relied on a single wholesaler to provide long distance service to members. BuyersOnline now uses three long distance providers and expects to continue aggressively negotiating with long distance wholesalers to bring wholesale costs down.

     Operating expenses, exclusive of costs of revenues, increased during 1999 to $3.35 million, a 11% increase over operating costs of $3.02 million during 1998. During 1999, BuyersOnline continued its pattern of operations begun in 1997 of supporting operating systems and facilities needed to maintain the significant new membership increases gained during 1998. Consequently, membership growth in 1999 was achieved without any dramatic increase in operating expenses during most of the year. Toward the end of 1999 however, BuyersOnline began to increase spending in strategic areas to prepare for significant revenue growth during the year 2000, which resulted in the overall 11% operating cost increase. During 2000, BuyersOnline plans to expand existing sales channels, and develop new ones in addition to continuing development efforts on the infomercial marketing tool. In addition, BuyersOnline is planning capacity increases in both internally and externally developed information technology. This will allow BuyersOnline to leverage its membership base as it pursues its "BuyersOnline.com" marketing strategy.

     Interest income during 1999 was $49,454 as compared to $274 earned in 1998 due to the funds on hand from the preferred stock offering. Interest expense for 1999 was $123,628, a decrease of 68% over interest expense of $388,973 for 1998.

     As a result of the above factors, overall net loss before the Series A Preferred Stock dividend increased 20% to $1.76 million for the year ended December 31, 1999 as compared to $1.47 million for the year ended December 31, 1998.

Results of Operations - Year Ended December 31, 1998

     Revenue for 1998 was $4.87 million as compared to $867,752 for 1997, and costs of revenues for the same respective periods were $3.02 million as compared to $51,108. The significant increases in both revenues and costs of revenues were attributable to an overall increase in BuyersOnline's membership base, and the difference in the terms of the service contract utilized by BuyersOnline with its long distance service provider. Whereas during 1998 BuyersOnline sold and serviced long distance that it purchased wholesale, under the former arrangement through 1997 BuyersOnline acted as an agent to enroll customers to be serviced by the former long distance provider's organization.

     Operating expenses, exclusive of cost of revenues, were $3.02 million in 1998 as compared to $2.98 million in 1997, an increase of only 1.3%. In 1997, BuyersOnline established the basic operating systems and facilities for its business, which needed to be in place to support future growth in membership. Consequently, membership growth in 1998 and the resulting increase in revenues were achieved without any meaningful increase in operating expenses.

     Loss from operations decreased $1.09 million to a loss from operations of $1.08 million for the year ended December 31, 1998, compared to a loss from operations of $2.17 million for the year ended December 31, 1997. This substantial improvement is a result of increased revenues in 1998 from BuyersOnline's growing membership base without an increase in its operating expenses before cost of revenues from 1997 to 1998.

     Total other expense, net decreased from $522,090 in 1997 to $388,699 for 1998. This reduction is a result of a decrease in interest expense on debt financing.

     As a result of the above factors, net loss decreased from $2.69 million for the year ended December 31, 1997, to $1.47 million for the year ended December 31, 1998.

     Operations were not significantly impacted by inflation during the years ended December 31, 1999 and 1998, and it is not anticipated that inflation will have any significant impact on results of operations for at least the next year.

Liquidity and Capital Resources

     BuyersOnline experienced an improvement in its liquidity position during 1999. The current ratio increased from 0.5:1 at the end of 1998, to 1.7:1 at December 31, 1999. The reason for the improvement was primarily the 1999 preferred stock offering successfully completed midway during the year. BuyersOnline's working capital improved from a deficit of $(811,850) at December 31, 1998, to $902,177 at December 31, 1999. While allowing BuyersOnline to retire debt and improve internal billing systems during the latter part of 1999, equity funding from the preferred stock offering will not be sufficient to allow BuyersOnline to fully implement its anticipated business plan going forward into the year 2000. During the first four months of 2000, management has been seeking additional financing. Although BuyersOnline feels confident in being able to secure the needed funding, there can be no assurance that the additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

     In March 2000, BuyersOnline reached an agreement to extend repayment of an outstanding note payable in the amount of $1,050,000 to April 15, 2001. Under the terms of the extension, we agreed to increase the interest rate on the note to 18% per annum beginning April 15, 2000, grant the holder the right to convert the note to common stock at the rate of $3.00 of principal per share, or a total of 350,000 shares, and grant the holder the right to register the shares of common stock for resale under the Securities Act of 1933 under certain circumstances.

Year 2000 Compliance

     BuyersOnline did not experience any problems in its own critical business operations or in any of its significant third party relationships related to Year 2000 compliance.

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by BuyersOnline, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that BuyersOnline expects or anticipates will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect BuyersOnline's operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to members, legal and regulatory initiatives affecting member marketing and rebate programs or long distance service, and conditions in the capital markets. Forward-looking statements made by BuyersOnline are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

                  ITEM 7.  FINANCIAL STATEMENTS

      The financial statements of BuyersOnline appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants since BuyersOnline's organization.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with BuyersOnline for each of the directors and officers.

Name                Age  Positions (1)                   Since

Rod Smith           44   Chairman    of   the    Board,   1996
                         President and Chief Executive
                         Officer

Theodore Stern      70   Director                         1999

Gary Smith          62   Director                         1999

Edward Dallin       60   Director                         1999

G. Douglas Smith    30   Vice President of Marketing      1997

Paul Jarman         30   Treasurer, Secretary and  Vice   1997
                         President of Business
                         Development

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify.
Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     Rod Smith founded the predecessor of BuyersOnline in January 1996 and has served as the President, Chief Executive Officer, and Chairman of the Board since that time. From January 1993 to November 1995, Mr. Smith was an independent distributor of health and beauty products provided by NuSkin International, a consumer products network marketing organization.

     Theodore Stern retired as senior executive vice president and member of the board of directors of Westinghouse Electric Corporation at the end of 1992, after 34 years of service in a variety of positions with that company. After retiring form Westinghouse Electric, Mr. Stern served as vice chairman of the board of directors of Superconductivity, Inc., of Madison, Wisconsin, a small technology company, until it was acquired in April 1997. Mr. Stern currently is a member of the board of directors of Northern Power Systems of Waitsfield, Vermont, a manufacturer of renewable generation systems. Mr. Stern is also self-employed as a consultant to manufacturing companies.

     Gary Smith was the founder, majority owner and former President of HealthRider, Inc. From 1991 until sale of the business in 1997, he managed and directed every phase of business and sales operations at HealthRider. From 1997 to the present, Mr. Smith has been self-employed as a business consultant and advisor.

     Edward Dallin Bagley has been self-employed as an investment and financial consultant for the past five years. He is currently a director of Tunex International, Inc., Gentner
Communications, National Environmental Services Corp., and
National Financial Corp.

     G. Douglas Smith joined BuyersOnline in April 1997, and is responsible for all aspects of marketing, including brand strategy, advertising, promotions, corporate communication, and product development. For six years prior to April 1997, Mr. Smith served first as the Director of Media and then Senior Vice President of HealthRider, Inc., an exercise equipment company based in Salt Lake City, Utah. At HealthRider Mr. Smith was responsible for infomercial marketing, which was the primary sales strategy for HealthRider products.

     Paul Jarman became employed by BuyersOnline in April 1997, and is responsible for all facets of operations. He also comes to BuyersOnline from HealthRider, where he was employed from March 1994 to August 1996, first as Texas Regional Manager for 15 retail locations, then Western Area Manager in charge of 95 retail locations, and finally Acting Director of Retail Operations managing 250 retail locations. In August 1996, Mr. Jarman moved to HealthRider's marketing department as the Director of New Product Development, where he served until April 1997.

Section 16(a) Filing Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of BuyersOnline and persons who own more than ten percent of a registered class of BuyersOnline's equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to BuyersOnline. Based on the copies of filings received by BuyersOnline, during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of BuyersOnline registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto, except Rod Smith, Gary Smith, G. Douglas Smith, and Paul Jarman each of whom failed to file a Form 3 reporting their initial security ownership in BuyersOnline.

                ITEM 10.  EXECUTIVE COMPENSATION

Annual Compensation

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to BuyersOnline for the prior fiscal years ended December 31, 1999, 1998 and 1997, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                                 Annual          Long Term
                              Compensation      Compensation
                                                 Securities
                                                 Underlying     All Other
Name and Principal Position  Year  Salary ($)  Options/SAR(#)  Compensation($)

Rod Smith                    1999  69,250          81,319        7,728
 Chairman, President, Chief  1998  69,829         141,250        7,468
 Executive Officer           1997  75,050         250,000            0

Employment and Other Arrangements

     Rod Smith, G. Douglas Smith, and Paul Jarman each received a salary of $6,500 per month for their respective services to BuyersOnline as executive officers. In January 2000 Rod Smith's salary increased to $132,000 per year and the salary of G. Douglas Smith and Paul Jarman increased to $108,000 per year. In the event BuyersOnline receives private or public financing for infomercial development and test marketing in 2000, Rod

Smith's annual salary rate will increase from the date of such financing to $150,000 per year. BuyersOnline does not have a written employment agreement with any of its executive officers. All executive officers participate in insurance and benefit programs established by BuyersOnline for its full time employees.

     Upon recommendation of the Compensation Committee of the Board of Directors, BuyersOnline agreed to issue to Rod Smith effective April 7, 2000 options exercisable at a price of $5.0625 per share to purchase up to 225,000 shares of common stock based on the number of members at December 31, 2000, and the earnings of BuyersOnline for the last calendar quarter of 2000 before certain expenses. We must have more than 30,000 members for any options to vest and the number of options that will vest be proportionate to the number of members between 30,000 and 120,000. Furthermore, if our earnings before certain expenses for the fourth quarter of 2000 do not equal or exceed $500,000, no options will vest.

Stock Options

      The following table sets forth certain information with respect to grants of stock options during 1999 to the Named
Executive Officers.

                                               % of Total
                                Number of     Options/SARs
                               Securities      Granted to
                               Underlying     Employees in        Exercise or    Expiration
Name and Principal Position  Options Granted  Fiscal Year      Base Price ($/Sh)    Date
Rod Smith,                       81,319          15.8                2.00         March 2008
 Chairman, President, Chief
 Executive Officer

      The following table sets forth certain information with respect to unexercised options held by the Named Executive
Officers as of March 28, 2000. No outstanding options held by the Named Executive Officers were exercised in 1999.

                                 Number of Securities    Value of Unexercised
                          Underlying Unexercised Options  In-the-Money Options
                                Unexercised Options    At Fiscal Year End ($)(1)
                               at Fiscal Year End (#)          Exercisable/
Name and Principal Position  Exercisable/Unexercisable        Unexercisable

Rod Smith, Chairman,                  472,569/ -0-                -0-/ -0-
 President and Chief
  Executive Officer
___________________________________________

(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at December 31, 1999. The fair market value of BuyersOnline's common stock at December 31, 1999, is determined by the last sale price on that date, which was $2.00 per share.

Description of Long Term Stock Incentive Plan

     The purpose of the Long Term Stock Incentive Plan is to provide directors, officers, employees, and consultants with additional incentives by increasing their ownership interests in BuyersOnline. Directors, officers, and other employees of BuyersOnline and its subsidiaries are eligible to participate in the plan. In addition, awards may be granted to consultants providing valuable services to BuyersOnline. As of March 28, 2000, BuyersOnline and its affiliates employed approximately 75 individuals and retained approximately three consultants who are eligible to participate in the plan. A committee of the board or the entire board grants awards under the plan.

Awards may include incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted stock, restricted stock units, performance shares, performance units, or cash awards.

     The committee or the Board of Directors has discretion to determine the terms of a plan award, including the type of award, number of shares or units covered by the award, option price, term, vesting schedule, and post-termination exercise period or payment. Notwithstanding this discretion: (i) the number of shares subject to an award granted to any individual in any calendar year may not exceed 30,000 shares; (ii) the option price per share of common stock may not be less than 100 percent of the fair market value of such share at the time of grant or less than 110% of the fair market value of such shares if the option is an incentive stock option granted to a stockholder owning more than 10% of the combined voting power of all classes of the stock of BuyersOnline (a "10% stockholder"); and (iii) the term of any incentive stock option may not exceed 10 years, or five years if the option is granted to a 10% stockholder. As of April 7, 2000, awards in the form of stock options to purchase a total of 474,042 shares were outstanding under the plan.

     A maximum of 600,000 shares of common stock may be subject to outstanding awards, determined immediately after the grant of any award under the plan. Shares of common stock which are attributable to awards which have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards.

     The plan was effective March 11, 1999, and is not limited in duration. No incentive stock option may be granted more than 10 years after the effective date. The Plan may be amended by the Board of Directors without the consent of the stockholders, except that stockholder approval is required for any amendment that materially increases the aggregate number of shares of stock that may be issued under the plan or materially modifies the requirements as to eligibility for participation in the plan.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

     The table on the following page sets forth as of April 7, 2000, the number and percentage of the outstanding shares of common stock which, according to the information supplied to BuyersOnline, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of BuyersOnline, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                              Amount and Nature of Beneficial
                                         Ownership

                            Common    Conversion                  Percent
Name and Address            Shares    Rights (1)    Options(2)   of Class(3)

Principal stockholder

George Brimhall               0         350,000        0            9.7
9211 North Martingale Road
Paradise Valley, AZ 85253

Officers and directors

Rod Smith (4)               317,358           0     472,569        21.9
66 E. Wadsworth Park Drive
Draper, Utah 84020

Theodore Stern (5)           13,988      80,000      25,000         3.3
2210 One PPG Place
Pittsburgh, PA 15222

Gary Smith (4)              322,067           0      52,500        10.4
66 E. Wadsworth Park Drive
Draper, Utah 84020

Edward Dallin Bagley        351,552      20,000      25,000        11.0
2350 Oakhill Drive
Salt Lake City, Utah 84121

G. Douglas Smith (4)         60,685           0     238,914         8.3
66 E. Wadsworth Park Drive
Draper, Utah 84020

Paul Jarman                  61,184           0     216,798         7.7
66 E. Wadsworth Park Drive
Draper, Utah 84020

All Executive officers    1,126,834     100,000   1,030,781        62.6
 and Directors as a Group
(6 persons)

(1) These figures represent shares issuable on exercise of outstanding convertible securities. George Brimhall is the holder of a promissory note in the principal amount of $1,050,000, which is convertible to 350,000 shares of common stock. The remaining persons with figures in this column hold Series A Convertible Preferred Stock, which is non-voting but is presently convertible to voting common stock.

(2) These figures represent options that are vested or will vest within 60 days from the date as of which information is presented in the table.

(3) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options or conversion rights, and percentage ownership of all officers and directors as a group assuming all purchase and conversion rights held by such individuals are exercised.

(4)  Gary Smith is the father of Rod Smith and G. Douglas Smith.

(5) First Level Capital, Inc., the placement agent for our offering of Series A Convertible Preferred Stock, is entitled to designate two members of the board of directors pursuant to the sales agent agreement with BuyersOnline. Theodore Stern, who was designated by First Level Capital, has been appointed to the board and BuyersOnline has yet to act on any other designation by First Level Capital. The sales agent agreement further provides that BUI will nominate for election as directors at each meeting of stockholders held during a period of two years ending June 25, 2001, two persons designated by First Level Capital, Inc.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1998, BuyersOnline entered into a one year consulting agreement with Gary Smith, a director, pursuant to which BuyersOnline agreed to pay $5,000 per month to Mr. Smith for marketing and other related consulting services. The agreement was subsequently modified to cancel the consulting payments during 1998 and to continue the consulting agreement for an additional one-year term beginning January 1, 1999.

     At December 31, 1998, BuyersOnline owed a total of $353,810 to Gary Smith, Edward Dallin Bagley, and Rod Smith, all of who are directors and principal stockholders, either in the form of notes or accrued interest. During 1999, Rod Smith loaned BuyersOnline an additional $49,000. Interest expense during 1999 on the entire amount owing by BuyersOnline to all three individuals aggregated $12,422. All such amounts were paid in 1999 except for $125,000 owed to Gary Smith. This remaining amount was converted into 62,500 shares of common stock at $2.00 per share.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit  SEC     Title of Document                             Location*
 No.    Ref.No.

1       (2)      Agreement and Plan of Merger dated            Form 10-SB
                  March 15, 1999

2       (3)      Certificate of Incorporation                  Form 10-SB

3       (3)&(4)  Certificate of Designation of Preferred Stock Form 10-SB

4       (3)      By-Laws                                       Form 10-SB

5       (10)     Options granted to Rod Smith                  Form 10-SB

6       (10)     Options granted to Gary Smith                 Form 10-SB

7       (10)     Options granted to G. Douglas Smith           Form 10-SB

8       (10)     Options granted to Paul Jarman                Form 10-SB

9       (10)     Long-Term Stock Incentive Plan                Form 10-SB

10      (10)     Commercial Lease                              Form 10-SB

11      (10)     Memorandum of Agreement with Gary Smith       Form 10-SB
                   dated May 11, 1999                           Am. No. 1

12      (10)    Consulting Agreement with First Level Capital  Form 10-SB
                                                                Am. No. 3

13      (10)    Memorandum of Agreement with Gary Smith        This filing
                   dated July 20, 1999

14      (10)    Note Restructuring Agreement with George       This filing
                 Brimhall dated March 16, 2000

15      (21)    List of Subsidiaries                           This filing

16      (27)    Financial Data Schedules                             **

* Exhibits identified as in the "Form 10-SB" are incorporated herein by this reference to the Registration Statement on Form 10-SB filed by BuyersOnline with the Securities and Exchange Commission on August 3, 1999. Exhibits identified as in "Form 10-SB Am. No. 1" are incorporated herein by this reference to Amendment No. 1 to the Registration Statement on Form 10-SB/A filed September 21, 1999. Exhibits identified as in "Form 10-SB Am. No. 3" are incorporated herein by this reference to Amendment No. 3 to the Registration Statement on Form 10-SB/A filed
November 15, 1999.

**   The Financial Data Schedule is presented only in the
electronic filing with the Securities and Exchange Commission.

Form 8-K Filings

     No reports on Form 8-K were filed in the last calendar quarter of 1999.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BUI, INC.

Date: April 10, 2000              /s/  Rod  Smith, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 10, 2000            /s/  Rod Smith, Chief Executor Officer
                                        and Director


Dated: April 12, 2000            /s/ Paul Jarman, Treasurer


Dated: April 12, 2000            /s/ Theodore Stern, Director


Dated: April 13, 2000            /s/ Gary Smith, Director


Dated: April 12, 2000            /s/ Edward Dallin Bagley, Director

                    BUI, INC. AND SUBSIDIARY

                Consolidated Financial Statements

                   December 31, 1999 and 1998

                            CONTENTS


Report of Independent Public Accountants                      F-2

Consolidated Balance Sheet                                    F-3

Consolidated Statements of Operations                         F-4

Consolidated Statements of Stockholders' Equity (Deficit)     F-5

Consolidated Statements of Cash Flows                         F-6

Notes to Consolidated Financial Statements                    F-8

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To BUI, Inc.:


We have audited the accompanying consolidated balance sheet of BUI, Inc., a Delaware corporation (formerly Buyers United International, Inc.), and subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BUI, Inc. and subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. During the years ended December 31, 1999 and 1998, the Company's net loss applicable to common stockholders was $1,924,885 and $1,466,582, respectively. As of December 31, 1999, the Company had an accumulated deficit of $7,195,531. During the years ended December 31, 1999 and 1998, the Company's operations used $1,910,397 and $1,275,988 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Salt Lake City, Utah
 March 28, 2000

                    BUI, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEET

                     As of December 31, 1999

ASSETS
Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,088,707
    Restricted cash . . . . . . . . . . . . .   . .. . . . . . .     170,687
    Accounts receivable, net of allowance for doubtful accounts of
     $152,000. . . . . . . . . . . . . . . . . . . . . . . . . .     889,897
    Other current assets . . . . . . . . . . . . . . . . . . . .      47,443
        Total current assets . . . . . . . . . . . . . . . . . .   2,196,734

Furniture, fixtures and equipment, net of accuumulated depreciation
 of $262,750 . . . . . . . . . . . . . . . . . . . . . . . . . .     352,581

         Total assets. . . . . . . . . . . . . . . . . . . . . .  $2,549,315


LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of capital lease obligation . . . . . . . . . .  $   81,133
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .     721,828
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .     226,059
 Accrued dividends payable on preferred stock. . . . . . . . . .     160,127
 Accrued rebates . . . . . . . . . . . . . . . . . . . . . . . .     105,410
   Total current liabilities . . . . . . . . . . . . . . . . . .   1,294,557

Note payable . . . . . . . . . . . . . . . . . . . . . . . . . .   1,050,000
Capital lease obligation, net of current portion . . . . . . . .      74,063
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . .   2,418,620

Commitments and contingencies (Notes 1, 4 and 6)

Stockholders' equity:
 Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
  Series A 8% cumulative convertible preferred stock; 2,000,000
  shares issued and outanding. . . . . . . . . . . . . . . . . .        200
 Common stock, $0.0001 par value; 20,000,000 shares authorized;
  3,508,835 shares issued and outstanding. . . . . . . . . . . .        351
 Additional paid-in capital . . . . . . . .. . . . . . . . . . .  7,146,175
 Warrants outstanding. . . . . . . . . . . . . . . . . . . . . .    179,500
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . (7,195,531)
   Total stockholders' equity . . . . .  . . . . . . . . . . . .    130,695

   Total liabilities and stockholders' equity. . . . . . . . . . $2,549,315

See Accompanying Notes.

                    BUI, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
                                                       1999           1998
Revenues:
 Telecommunications services . . . . . . . . . . .  $ 4,728,343   $ 4,358,990
 Net commissions on telecommunications service . . .         -        428,382
 Other . . . . . . . . . . . . . . . . . .  . . . . . .  27,344        78,404
  Total revenues . . . . . . . . . . . . . . . . . .  4,755,687     4,865,776

Operating expenses:
 Costs of revenues . . . . . . . . . . . . . . .      3,096,490     2,919,365
 General and administrative . . . . . .  . . . . . .  2,217,165     1,950,854
 Selling and promotion. . .  . . . . . . . .. . . .   1,132,616     1,073,440
  Total operating expenses. .  . . . . . . . . . . .  6,446,271     5,943,659

  Loss from operations. . . . .  . . . .. . . . . .  (1,690,584)   (1,077,883)

Other income (expense):
 Interest income . . . . . . . . . . . . . . . . .. . .  49,454           274
 Interest expense. . . . . . . . . . . . . . . . . .   (123,628)     (388,973)
   Total other income (expense) . . . . . . . . . .  .  (74,174)     (388,699)

   Net Loss                                         $(1,764,758)  $(1,466,582)


Series A preferred stock dividends . . . .  . . . . . . 160,127             -

Net loss applicable to common stockholders . . .   $ (1,924,885)  $(1,466,582)

Net loss per common share:
    Basic and diluted  . . . . . . . . . . . . .   $  (0.60)      $  (0.66)

Weighted average common shares outstanding:
    Basic and diluted. .  . . . . . . . . . . . . . . 3,223,090    2,228,702



                     See accompanying notes

                            BUI, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                           Additional                          Options/
              Preferred Stock         Common Stock         Paid-in        Treasury Stock      Warrants    Accumulated
             Shares      Amount    Shares       Amount     Capital     Shares       Amount   Outstanding    Deficit        Total
Balance at
 December
 31,
 1997              -     $      -  1,944,410    $    194   $ 1,570,904  (74,162)  $(141,800) $       -    $(3,804,064)  $(2,374,766)

 Sale of common
  shares for
  cash             -            -    332,808          33     1,976,708        -           -          -              -     1,196,741
 Issuance of
  common
  shares
  for services     -            -     46,975           5        93,945        -           -          -              -        93,950
 Issuance of
  common
  shares in
  connection
  with conversion
  of debt          -            -    509,747          51       482,783        -           -          -              -       482,834
 Issuance of
  common
  shares in
  connection
  with loan
  guarantee
  and loan
  extension        -            -    105,412          11       210,813        -           -          -              -       210,824
 Issuance of
  common
  shares in
  settlement
  of Founders
  agreements       -            -     10,197           1        54,999        -           -          -              -        55,000
 Issuance of
  options
  to purchase
  common
  shares           -            -          -           -             -        -           -     52,411              -        52,411
Net loss           -            -          -           -             -        -           -          -     (1,466,582)   (1,466,582)

Balance at
 December
 31, 1998          -            -  2,949,410         295     3,610,152  (74,162)   (141,800)    52,411     (5,270,646)   (1,749,588)

 Retirement
  of treasury
  shares           -            -    (74,162)         (7)     (141,793) (74,162)    141,800          -              -             -
 Issuance of
  common
  shares
  for cash         -            -     47,000           5       150,653        -           -          -              -       150,658
 Issuance of
  common
  shares upon
  exercise of
  options          -            -     19,468           2        52,409        -           -    (52,411)             -             -
 Issuance of
  common
  shares for
  services         -            -      4,480           -         8,951        -           -          -              -         8,951
 Issuance of
  Series A
  8% cumulative
  convertible
  preferred
  stock, net of
  offering costs
  including
  warrants
  and common
  shares      2,000,000      200    500,000          50     3,213,838        -           -    179,500              -     3,393,588
 Issuance of
  common
  shares upon
  conversion
  of note
  payable         -            -     62,500           6       124,994        -           -          -              -       125,000
 Issuance of
  options to
  purchase common
  stock in
  connection
  with consulting
  services        -            -          -           -       126,971         -          -          -              -       126,971
 Preferred stock
  dividend        -            -          -           -             -         -          -          -       (160,127)     (160,127)
 Net loss         -            -          -           -             -         -          -          -     (1,764,758)   (1,764,758)
Balance at
 December
 31, 1999   2,000,000    $   200  3,508,835      $  351    $7,146,175         -    $     -  $ 179,500    $(7,195,531)  $  (130,695)

                             See accompanying notes

                    BUI, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                       1999           1998
Cash flows from operating activities:
 Net loss                                           $(1,764,758)   $(1,466,582)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                        103,024         62,174
   Issuance of common shares for services                 8,951         93,950
   Issuance of common shares in connection
    with debt agreements                                      -        210,824
   Issuance of common shares as payment
    of interest                                               -         12,834
   Expense related to the grant of options to
    purchase common shares                              126,971         52,411
   Changes in operating assets and liabilities:
     Restricted cash                                   (128,424)       (42,263)
     Accounts receivable                               (258,573)      (617,421)
     Other current assets                               (11,919)        (2,559)
     Checks written in excess of
       available cash balances                                -       (10,721)
     Accounts payable                                    41,221       350,266
     Accrued liabilities                                (49,402)      275,461
     Accrued rebates                                     31,512      (106,574)
     Unearned revenue                                         -       (81,788)
     Accrued founders' settlement                        (9,000)       (6,000)

      Net cash used in operating activities          (1,910,397)   (1,275,988)

Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment . . .  (178,093)      (28,535)

Cash flows from financing activities:
 Proceeds from borrowings under notes payable            49,000       238,000
 Principal payments on notes payable                   (396,285)     (107,528)
 Principal payments on capital lease obligation         (42,454)            -
 Issuance of common shares for cash                     165,000     1,196,741
 Issuance of preferred shares for cash                4,000,000             -
 Payment of offering costs related to stock
  issuances                                            (620,754)            -

    Net cash provided by financing activities         3,154,507     1,327,213

Net increase in cash                                  1,066,017        22,690
Cash at the beginning of the year                        22,690             -

Cash at the end of the year                        $  1,088,707    $   22,690

                     See accompanying notes

                    BUI, INC. AND SUBSIDIARY

                                                     Year Ended December 31,
                                                   1999             1998
Supplemental cash flow information:
 Cash paid for interest                              $  163,336   $ 187,955




Supplemental schedule of noncash investing and
  financing activities:
   Conversion of notes payable to common             $ 125,000    $ 470.000
   Issuance of common shares in settlement
    of Founders agreements                                   -       55,000
   Exercise of stock options in connection
    with settlement of founders' agreements             52,411            -
  Issuance of warrants in connection with the
   issuance of preferred shares                        179,500            -
  Declaration of dividend payable on
   preferred stock                                     160,127            -
  Retirement of 74,162 shares of treasury
   stock                                               141,800            -
  Capital expenditures financed with
   capital lease obligation                            197,650            -


                     See accompanying notes

                    BUI, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Nature of Operations

 The Company was originally incorporated in Utah on January 16, 1996 as WealthNet Incorporated ("WealthNet"). On November 13, 1997, WealthNet was merged into Linguistix Acquisition Inc. ("LAI"), a Utah corporation and wholly-owned subsidiary of Linguistix, Inc. ("Linguistix") (the "Linguistix Merger"). LAI was the surviving corporation and changed its name to Buyers United, Inc. ("Buyers United") in connection with the Linguistix Merger . The Linguistix Merger was approved, with the recommendation of the Board of Directors of WealthNet, to enhance the ability of WealthNet to raise debt and equity capital needed for operations. In connection with the Linguistix Merger, Linguistix changed its name to Buyers United International, Inc. ("BUII").

 BUI, Inc. was incorporated in the state of Delaware on March 15, 1999 for the purpose of reincorporating BUII as a Delaware corporation. Effective April 9, 1999, BUII was merged into BUI, Inc. (the "BUI Merger"). In the BUI Merger, every four shares of BUII common stock and every four options to purchase shares of BUII's common stock were converted into one share of common stock of BUI, Inc. or options to purchase one share of BUI Inc.'s common stock. The equity accounts and the common shares outstanding in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the BUI Merger.

 On February 17, 2000, the Company filed a preliminary information statement with the Securities and Exchange
 Commission indicating that it intends to change the name of the Company to BuyersOnline.com, Inc. in connection with the Company's plan to advertise and promote its products and services through the Internet. The Company anticipates that the name change will become effective during April 2000.

 BUI, Inc., BUII, Buyers United and WealthNet are collectively referred to herein as the "Company."

 The Company is a consumer buying organization with the objective of providing high quality consumer products and services at favorable prices to its consumer members. The Company formed strategic alliances with various consumer service providers in an effort to combine the purchasing power of its consumer members to negotiate favorable prices from these providers. The Company markets its products and services by offering incentives to its consumer members in order to attract additional consumers with whom they have ongoing relationships to the Company's products and services. During the years ended December 31, 1999 and 1998, the Company primarily provided discounted long distance telecommunication services to its consumer members.

 The Company has suffered recurring losses from operations. During the years ended December 31, 1999 and 1998, the Company's net loss applicable to common stockholders were $1,924,885 and $1,466,582, respectively. As of December 31, 1999, the Company had an accumulated deficit of $7,195,531. During the years ended December 31, 1999 and 1998, the Company's operations used $1,910,397 and $1,275,988 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional equity capital to fund operations and provide working capital; however, there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

 The Company is subject to certain risk factors frequently encountered by companies lacking adequate capital and which are in the early stages of developing a business line that may impact its ability to become a profitable enterprise. These risk factors include:

 a) The consumer buying organization industry is characterized by intense competition, and many of the Company's competitors are substantially larger than the Company with greater financial and other resources.

   In addition, the Company is currently marketing telecommunications services, including long distance services, to its consumer members. The U.S. long distance telecommunications industry is highly competitive and significantly influenced by the marketing and pricing strategies of the major industry participants, which are significantly larger than the Company and have substantially greater resources.

 b) The Company's relationship marketing system is or may be subject to or affected by extensive government regulation, including without limitations, state regulation of marketing practices and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities. Long distance telecommunications carriers currently are subject to extensive federal and state government regulation.

 c) Additional funds will be required to finance the Company's operations until profitability can be achieved and to fund the repayment of debt obligations and other liabilities. There can be no assurance that the additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.


2. Summary of Significant Accounting Policies

 Principles of consolidation

 The accompanying consolidated financial statements include the accounts of BUI, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated upon consolidation.

 Revenue recognition and related arrangements

 Beginning in January 1997, the Company's long distance service was provided under a Strategic Member Reseller Agreement (the "Reseller Agreement") with I-Link WorldWide, Inc. ("I-Link"). Under the Reseller Agreement, the Company functioned as a commissioned agent for selling I-Link's long distance service. The commissions received by the Company were based on revenues collected by I-Link from the Company's members. Under the Reseller Agreement, I-Link provided all provisioning, tariffing, negotiating and securing local exchange carrier agreements, billing and collection services, status tracking, accounting and reporting. Accordingly, the Company recognized commission revenue monthly as received from I-Link.

 Due to difficulties encountered under the arrangement with I-Link, in May 1998, the Company and I-Link entered into a business separation agreement to provide for the separation of their business relationship and a mutual release of all claims which may have arisen between them prior to the date of the Reseller Agreement. Under the separation agreement, the Company agreed to undertake at its own expense on a "best efforts" basis to collect all current and past due accounts receivable relating to I-Link services utilized by the Company's members after January 1, 1997. All collected funds were to be distributed fifty percent to the Company and fifty percent to I-Link; provided, however, that the first $200,000 collected was to be allocated to the Company and the second $200,000 collected was to be allocated to I-Link. Thereafter, any collected funds would be distributed on a 50/50 basis to the Company and I-Link. As of December 31, 1999, the Company had received the initial $200,000 and does not expect to receive any additional amounts under the separation agreement.

 In December 1997, the Company entered into a three year Service Agreement with Broadwing Communication Services, Inc. (fka IXC Communications, Inc.) ("Broadwing") (the "Broadwing Service Agreement"). Under the Broadwing Service Agreement, Broadwing agreed to sell to the Company telecommunications services at certain rates and the Company has the rights to resell the services to its members. Pursuant to the Broadwing Service Agreement, the Company is billed monthly for the long distance line costs incurred by the Company's members and the Company has the obligations to perform all tariffing, billing and collections. Accordingly, revenues from telecommunications services under the Broadwing Service Agreement are recognized as the services are provided and billed to the customers with a provision for uncollectable accounts and cost of revenues are recognized as the services are provided by Broadwing.


 Initially the Company contracted to have Broadwing provide certain billing, status tracking, accounting and reporting services. Pursuant to the Broadwing Service Agreement, the Company has granted to Broadwing a first priority security interest in the Company's receivables from its customers and has directed its customers to make all payments directly to a lockbox account for the benefit of Broadwing. As of December 31, 1999, the lockbox account had a balance of $120,147, which is reflected in the accompanying consolidated balance sheet as restricted cash. In addition, the Company had a payable to Broadwing of $103,672, secured by the Company's accounts receivable.

 The Company's revenue recognition policy with respect to reseller agreements is to record gross revenues and receivables from customers when title to the products transfers to, or services are provided on behalf of the Company and then from the Company to the end customer. This is evidenced by the Company's obligation to pay the supplier for the products and services regardless of collection by the Company of amounts billed to its end customer. With respect to commission or other arrangements in which title to the credit risk related to nonpayment by the Company's customers for products or services does not transfer, the Company recognizes net commission revenues. Revenues from sales of products are recognized upon shipment of the products to the customers and revenues from commissioned services are recognized as the services are provided.

 Use of estimates in the preparation of financial statements

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 Furniture, fixtures and equipment

 Furniture, fixtures and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

   Computer and office equipment . . . .   2 to 3 years

   Furniture and fixtures . . . . . . . .  3 to 7 years


 Upon retirement or other disposition of furniture, fixtures and equipment, the book value is removed from the asset and related accumulated depreciation accounts, and the net gain or loss is included in the determination of net income (loss).

 Fair value of financial instruments

 The carrying amounts reported in the accompanying consolidated balance sheet for cash, receivables, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company's notes payable and preferred stock also approximate fair value based on current rates for similar debt and fixed-rate instruments.

 Member incentive payments

 Each month the Company rebates ten percent of collected usage revenue to its members under an incentive program referred to as "Piece of the Pie." Collected usage revenue is defined as the usage portion of a bill that is paid in full within 45 days of the statement date. This rebate pool is referred to as the "Pie." The Pie is disbursed proportionally every month to qualifying members according to the amount of usage generated by their referrals. Qualifying members are only billed for the difference between their monthly statement and the amount of the rebate earned. In situations where the amount of the rebate exceeds the amount on the member's statement, the excess amount is paid to the member in the form of a check. The Company does not guarantee rebates. Members do not have the option to exchange excess rebates for services in future periods.

 The Company accounts for the piece of the pie rebates by recording an accrual for the estimated rebates to be paid applicable to each month's revenues. The rebates are included in selling and promotion expense in the accompanying statements of operations. The rebates amounted to $380,375 and $310,780 during the years ended December 31, 1999 and 1998, respectively, and as of December 31, 1999 accrued rebates amounted to $105,410.

 Income taxes

 The Company recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

 Net loss per common share

 Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

 Outstanding options to purchase 1,494,838 and 1,339,645 shares of common stock as of December 31, 1999 and 1998, respectively; 2,000,000 shares of common stock issuable upon the conversion of Series A cumulative convertible preferred stock as of December 31, 1999; and 125,000 warrants to purchase common stock as of December 31, 1999 were not included in the computation of diluted EPS because they would be antidilutive.

 Reclassifications

 Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.


3. Note Payable

 As of December 31, 1999, the Company had a note payable to an individual bearing interest at 10%, payable monthly and was due April 15, 2000. The note is secured by certain assets of, and guaranteed by a director of the Company. In March 2000, the note's maturity date was extended to April 15, 2001, and the interest rate was increased to 18 percent. The extension also included a provision that allows the noteholder to convert all outstanding principal into 350,000 shares of common stock at any time during the term of the note, or within 30 days of receiving notice that the Company intends to pay the note, whichever comes first. Due to the extended maturity date of the note, the note has been classified as noncurrent in the accompanying balance sheet.

 As of December 31, 1998, in addition to the note described above, the Company had $472,285 in notes payable to various noteholders, including related parties (see Note 8). During 1999, $347,285 of the borrowings were paid. The remaining $125,000 was converted into 62,500 shares of common stock (see
 Note 7).


4. Leases

 The Company has entered into two noncancelable operating lease agreements for office space. The Company also subleases other office space under a month-to-month arrangement.

 The Company has also entered into a software license agreement accounted for as a capital lease. The following is a schedule of future minimum payments under the license agreement and operating leases as of December 31, 1999:

                                          Capital     Operating
  Year ending                             lease         leases

   2000 . . . . . . . . . . . . . . . .   $93,000     $49,762
   2001 . . . . . . . . . . . . . . . .    77,500      39,543
   2002 . . . . . . . . . . . . . . . .         -      36,926
   2003 . . . . . . . . . . . . . . . .         -      37,432
   2004 . . . . . . . . . . . . . . . .         -      19,315
    Thereafter . . . . . . . . . . . .          -           -
  Total future minimum lease payments .  $170,500      182,978
  Less amount representing interest . . . (15,304)
  Total obligations under capital lease   155,196
  Less current portion . . . . . . . . .  (81,133)

                                         $74,063


5. Income Taxes

 The components of the Company's net deferred income tax assets and liabilities as of December 31, 1999 are as follows:

Net operating loss carryforwards . . . . . .   $  2,018,000
Writeoff of WealthNet system for financial
reporting purposes . . . . . . . . . . . . .        139,000
Reserves and accrued liabilities . . . . . .        109,000
Other . . . . . . . . . . . . . . . . . . . .        49,000
    Total deferred income tax assets . . . .      2,315,000
Valuation allowance . . . . . . . . . . . . .    (2,303,000)

    Net deferred income tax asset . . . . . .        12,000

Deferred income tax liabilities - tax
depreciation in excess of book depreciation          12,000


     Net deferred income taxes  . . . . . . . . $         -

 As of December 31, 1999, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $5,382,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The tax net operating loss carryforwards will expire beginning in 2011.

 No benefit for income taxes has been recorded during the year ended December 31, 1999. As discussed in
 Note 1, certain risks exist with respect to the Company's future profitability and due to these uncertainties, the related deferred income tax assets may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred income tax assets.


6. Commitments and contingencies

 Legal matters

 The Company is the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the financial position, liquidity or results of operations of the Company.

7. Capital Transactions

 Preferred stock

 The Board of Directors is authorized to classify any shares of the Company's authorized but unissued preferred stock in one or more series. With respect to each series, the Board of Directors is authorized to determine the number of shares which constitute such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative or partially cumulative as to dividends, and the dates from which any cumulative dividends are to accumulate; whether the shares of such series may be redeemed, and, if so, the price or prices at which and the terms and conditions on which shares of such series may be redeemed; the amount payable upon shares of such series in the event of the voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company; the sinking fund provisions, if any, for the redemption of shares of such series; the voting rights, if any, of the shares of such series; the terms and conditions, if any, on which shares of such series may be converted into shares of capital stock of the Company of any other class or series; whether the shares of such series are to be preferred over shares of capital stock of the Company of any other class or series as to dividends, or upon the voluntary or involuntary dissolution, liquidation, or termination of the affairs of the Company, or otherwise; and any other characteristics, preferences, limitations, rights, privileges, immunities or terms.

 Series A Cumulative Convertible Preferred Stock

 During 1999, the Board of Directors authorized the issuance of 2,000,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") at an offering price of $2.00 per share. Gross proceeds of $4,000,000 was raised upon sale of the shares.

 In connection with the offering, the Company agreed to pay First Level Capital, Inc. (the "Placement Agent") a sales commission and expense allowance aggregating 13 percent of the gross proceeds from the sale of the Series A Preferred Stock. The Company also incurred approximately $91,000 of additional expenses in connection with the offering. As additional consideration for the sale of the preferred stock, the Company agreed to sell to the Placement Agent 500,000 shares of the Company's common stock at a price of $0.01 per share. The Company also agreed to enter into a two-year consulting agreement with the Placement Agent through which the Placement Agent will receive $3,000 per month for investment banking and advisory services provided to the Company. Pursuant to the terms of the offering, the Placement Agent designated two members of the Company's Board of Directors for two-year terms.

 As part of the preferred stock offering, the Company issued 125,000 warrants to purchase common stock to six individuals who participated in the offering. The warrants expire after five years and are exercisable at $1.25 per share. The Company recorded the warrants in the amount of $179,500, based upon values determined by the Black-Scholes pricing model. All costs incurred and equity instruments issued in connection with the offering have been netted against the gross proceeds of the offering in additional paid-in capital.

 Cumulative dividends accrue on the Series A Preferred Stock at the rate of 8 percent per annum from the date of original issue and are payable semi-annually on June 30 and December 31 of each year out of funds legally available for the payment of dividends. Dividends are payable in cash or common stock at the election of the Company. If paid in common stock, the number of shares issued will be based on the average of the closing bid prices for the common stock over the five trading days immediately prior to the dividend payment date. If the Company fails to pay any dividend within 60 days of its due date, the conversion price (see below) is adjusted downward by $0.25 per share for each occurrence. As of December 31, 1999, the Company had accrued dividends payable in the amount of $160,127. In February 2000, the Company settled the dividend payable by issuing 98,573 shares of common stock.

 The Series A Preferred Stock is convertible to common stock at any time at the election of the holder and - under limited circumstances - at the election of the Company. The conversion rate is one for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price. The Series A Preferred Stock can be redeemed at the Company's election at any time commencing January 1, 2005, at a redemption price of $2.00 per share plus all accrued dividends as of the redemption date.

 The Series A Preferred Stock has no voting rights, except as required by the General Corporation Laws of Delaware that require class votes on certain corporate matters and matters affecting the rights of the holders of the Series A Preferred Stock. The Series A Preferred Stock is senior in right of payment in the event of liquidation and with respect to dividends to the common stock and all other subsequent preferred stock issuances that may be authorized.

 Stock issued for services

 During the years ended December 31, 1999 and 1998, the Company issued shares of common stock to certain officers, key employees and others for services provided to the Company. In January 1998, the Company applied for and received approval to have certain of its outstanding common shares listed on the OTC Bulletin Board. Very limited trading in the Company's common stock ensued with the bid prices ranging from $7 per share during the first quarter of 1998 to $2 per share during the last quarter of 1998. Management and the Board of Directors of the Company determined that the limited transactions on the OTC Bulletin Board did not represent an established market and therefore the bid prices were not conclusive evidence of the fair value of the Company's common shares. Management and the Company's Board of Directors concluded that the fair value of the shares issued for services should be based upon cash purchases of the Company's common shares during each respective year and the related terms of the cash transactions. The Company issued 4,480 and 46,975 shares of common stock to key employees, directors, and promoters for services rendered during the years ended December 31, 1999 and 1998, respectively. These shares were valued at $2.00 per share.

 Private offerings of common stock

 In February 1998, the Board of Directors authorized a best efforts private offering of 500,000 shares of common stock at a price of $4.00 per share. The shares were offered directly by the Company. During 1998, the Company sold 286,288 shares of common stock at a price of $4.00 per share. With respect to the investors that acquired 260,038 of the 286,288 shares of common stock, as additional incentive to invest in the Company, Rod Smith, who is one of the Company's major stockholders and is also the Company's CEO and Chairman of the Board, agreed to transfer to the investors one share of common stock from his personal shares for each share acquired. The net result was the investors effectively paid $2.00 per share. Additionally, the Company sold 41,020 shares of common stock to certain employees at a price of $2.00 per share, based on the effective price of $2.00 per share paid during 1998 by a majority of investors.

 During 1998, the Company also sold 5,500 shares of common stock to investors at a price of $4.00 per share in connection with an offering of shares in the State of New York. The New York offering was completed to satisfy a public offering requirement related to the Founders Agreements discussed below.

 During 1999, the Company sold an additional 47,000 shares of common stock in a private placement at prices ranging from $2.00 to $4.00 per share.

 Conversions of debt

 During 1998, the Company converted an 8 percent convertible debenture in the amount of $400,000 into 468,330 shares of common stock at $0.85 per share based on the contractual terms of the debenture. The Company also converted a $70,000 note payable and related accrued interest of $12,834 into 41,417 shares of common stock at a price of $2.00 per share. In connection with the conversion of the $70,000 note payable, the Company granted options to purchase 6,250 shares of common stock at $4.00 per share to the debt holder.

 Additionally, during 1998 the Company issued 74,162 shares of common stock to Gary Smith, the father of Rod Smith and a stockholder and director of the Company, valued at $148,324 or $2.00 per share as consideration for his guarantee of the Company's $1,000,000 note payable. The $2.00 per share value was based on the 1998 issuances of common stock for cash as described above. The Company also issued 31,250 shares of common stock valued at $62,500 or $2.00 per share in connection with restructuring the note, in which $50,000 in accrued interest was added to the principal due. In March 2000, the note was restructured again as described in Note 3.

 During 1999, the Company converted the remaining amount due
 Gary Smith, $125,000, into 62,500 shares of common stock or $2.00 per share.

 Founders agreements

 On January 16, 1996, the Company entered into agreements ("Founders Agreements") with 19 individuals and/or entities that had previously provided $105,000 of funding to Rod Smith for the purpose of acquiring certain telecommunications services. The funds paid to Rod Smith were used for the benefit of the Company. The Founders also provided services to the Company in promoting the original members for the consumer buying organization. Under the Founders Agreements, the Company agreed to pay each Founder one-twentieth of one percent of the gross receipts from certain telecommunications services for a term of 60 years, or until such time that the Company sells its assets to a third party or makes a public offering of its common stock. At the time of a public offering, the Founders in aggregate were to receive options to purchase 19,468 shares of common stock at a price of $0.06 per share in exchange for the royalty interests. As discussed above, the Company sold certain shares of common stock during 1998 in the State of New York, which was determined by the Company to satisfy the requirement of a public offering. Accordingly, the royalty interest was terminated and options to purchase 19,468 shares of common stock at $.06 per share were issued to the Founders. During 1999, these options were exercised as part of the settlement of the Founders Agreements.

 Long-term Stock Incentive Plan

 Effective March 11, 1999, the Company established the Buyers United International, Inc. Long-term Stock Incentive Plan (the "Stock Plan"). The Stock Plan provides for a maximum of 600,000 shares of common stock of the Company to be awarded to participants and their beneficiaries. The Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the Stock Plan. The Committee may grant incentive stock options, non-qualified options, stock appreciation rights ("SAR") and, on a limited basis, grant stock awards. The terms and exercise prices of options and SARs will be established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 1999, 165,000 options have been granted under this particular plan.

Stock options

 The Company's Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees, and consultants as compensation and in connection with obtaining financing. The following tables summarize the option activity for 1999 and 1998:

                                                          Weighted
                               Options    Price Range     Average
                                                          Exercise
                                                           Price
Balance at December 31, 1997     622,930  $2.02- $5.40     $3.49
       Granted . . . . . .       969,840  $0.06- $9.00     $2.71
       Canceled or expired      (253,125) $4.00- $9.00     $4.00
Balance at December 31, 1998   1,339,645  $0.06- $9.00     $2.82
       Granted . . . . . .       772,927  $2.00- $5.39     $2.57
       Exercised . . . . .       (19,468)    $0.06         $0.06
       Canceled or expired      (598,266) $2.00- $5.39     $3.44
Balance at December 31, 1999   1,494,838  $2.00- $9.00     $2.40

 The weighted average fair value of options granted during the years ended December 31, 1999 and 1998 was $2.13 and $0.39, respectively. A summary of the options outstanding and options exercisable at December 31, 1999 is as follows:

             Options Outstanding                  Options Exercisable
                             Weighted                   Options
                             Average                  Exercisable
Range of                    Remaining     Weighted    at  December   Weighted
Exercise      Options    Contractual     Average         31,        Average
Prices      Outstanding      Life     Exercise Price    1999     Exercise Price

$2.00-$3.99     1,384,448    8.6 years      $2.20       1,154,588     $2.17
$4.00-$5.99       104,140    5.9 years      $4.62          91,641     $4.70
$6.00-$9.00         6,250    2.0 years      $9.00           6,250     $9.00

                1,494,838    8.4 years      $2.40       1,252,749     $2.39

Stock-based compensation

 The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its grants of options to purchase common shares to employees. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method of the statement. The fair value of the stock options was estimated at the grant date by the Company based on the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes model: a weighted-average risk-free interest rate of 5.5 and 6.0 percent, a dividend yield of 0 and 0 percent, and weighted-average expected lives of 8.1 and
 7.5 years for the years ended December 31, 1999 and 1998, respectively. The net losses applicable to common shareholders under SFAS No. 123 for the years ended December 31, 1999 and 1998 would have been increased to the pro forma amounts indicated below:


                                                1999             1998
Net loss applicable to  common stockholders:
     As reported                              $ 1,924,885     $ 1,466,582
     Pro forma                                  2,203,921       1,948,191

 Basic and diluted net loss per common share:
     As reported                                  $ 0.60         $ 0.66
     Pro forma                                      0.68           0.75

 Due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.


8. Related party transactions

 In January 1998, the Company entered into a one year consulting agreement with Gary Smith pursuant to which the Company agreed to pay $5,000 per month to Gary Smith for marketing and other related consulting services. The agreement was subsequently modified to cancel the consulting payments during 1998 and to continue the consulting agreement for an additional one-year term beginning January 1, 1999.

 At December 31, 1998, the Company owed a total of $353,810 to Board members Gary Smith, Dal Bagley, and Rod Smith either in the form of notes or accrued interest. During 1999, Rod Smith loaned the Company an additional $49,000. Interest expense during 1999 on the entire amount owing by the Company to all three individuals aggregated $12,422. All such amounts were paid in 1999 except for $125,000 owed to Gary Smith. This remaining amount was converted into 62,500 shares of common stock at $2.00 per share during 1999.