Form 10QSB
period 2000-03-31
BUI INC
filed 2000-05-15
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                   Commission File No. 0-26917

                     BUYERSONLINE.COM, INC.
(Exact name of small business issuer as specified in its charter)

           Delaware                         87-0528557
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

    66 E. Wadsworth Park Drive, Suite 101, Draper, Utah 84020
            (Address of principal executive offices)

                         (801) 523-8929
                   (Issuer's telephone number)

                            BUI, INC.
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity: 3,607,408 shares of common stock as of May 11, 2000 .


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                     BUYERSONLINE.COM, INC.

                              INDEX
                                                       Page

PART I.   Financial Information                           2

          Balance  Sheets as of March 31, 2000  and       3
          December 31, 1999

          Statements  of Operations for  the  Three
          Months Ended March 31, 2000 and 1999            4

          Statements  of Cash Flows for  the  Three
          Months Ended March 31, 2000 and 1999            5

          Notes to the Financial Statements               6

          Management's Discussion and  Analysis  of
          Financial Condition                             7

PART II.  Other Information                              10

          Changes in Securities and Use of Proceeds      10

          Exhibits and Reports on Form 8-K               10

          Signatures                                     10

                             PART I.
                      Financial Information

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       March          December
                                                         31,             31,
                                                        2000            1999
ASSETS                                               (unaudited)
Current assets:
    Cash                                             $  374,319    $ 1,088,707
    Restricted cash                                     117,474        170,687
    Accounts receivable, net                            755,975        889,897
    Other current assets                                 65,337         47,443
        Total current assets                          1,313,105      2,196,734

Furniture, fixtures and equipment, net                  377,850        352,581
Other assets                                              8,210              -

         Total assets                              $  1,699,165      2,549,315



LIABILITIES AND  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion of capital lease obligation       $     87,352       $ 81,133
    Accounts payable                                    648,910        721,828
    Accrued liabilities                                 359,071        226,059
    Accrued dividends payable on preferred stock         79,781        160,127
    Accrued rebates                                     110,039        105,410
        Total current liabilities                     1,285,153      1,294,557


Note payable                                          1,050,000      1,050,000
Capital lease obligation, net of current portion         60,990         74,063
        Total liabilities                             2,396,143      2,418,620


Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock                                         200            200
    Common stock                                            361            351
    Additional paid-in capital                        7,306,292      7,146,175
    Warrants and options outstanding                    393,494        179,500
    Deferred consulting fees                           (205,077)             -
    Accumulated deficit                              (8,192,248)    (7,195,531)
        Total stockholders' equity (deficit)           (696,978)       130,695

        Total liabilities and stockholders'
           equity (deficit)                          $  1,699,165   2,549,315


                            See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                        2000          1999
Revenues:
    Telecommunications services                       $ 1,421,431  $ 1,167,254
    Other                                                       -       24,292
        Total revenues                                  1,421,431    1,191,546

Operating expenses:
    Costs of revenues                                     873,444      800,528
    General and administrative                            745,732      455,599
    Selling and promotion                                 692,097      130,045
        Total operating expenses                        2,311,273    1,386,172

        Loss from operations                             (889,842)    (194,626)

Other income (expense):
    Interest  income                                        8,583          156
    Interest expense                                      (35,677)     (33,640)
    Other                                                       -      (24,000)
        Total other income (expense)                      (27,094)     (57,484)

        Net loss                                       $ (916,936)  $ (252,110)


Series A preferred stock dividends                         79,781            -

Net loss applicable to common stockholders            $  (996,717)  $ (252,110)


Net loss per common share:
    Basic and diluted                                     $ (0.28)  $  (0.09)

Weighted average common shares outstanding:
    Basic and diluted                                    3,547,169  2,893,824


                       See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                              2000     1999
Cash flows from operating activities:
    Net loss                                            $ (916,936) $ (252,110)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                          50,969      17,126
        Amortization of deferred consulting fees             8,917           -
        Changes in operating assets and liabilities:
            Restricted cash                                 53,213      (9,602)
            Accounts receivable                            133,922      61,617
            Other current assets                           (16,394)    (15,871)
            Accounts payable                               (72,918)    107,452
            Accrued rebates                                  4,629           -
            Accrued founders settlement                          -      (9,000)
            Accrued liabilities                            133,012     (56,249)

                Net cash used in operating activities     (621,586)   (156,637)

Cash flows from investing activities:
    Deposits and other assets                               (8,210)          -
    Purchases of furniture, fixtures and equipment         (69,988)     (1,905)

                Net cash used in investing activities      (78,198)     (1,905)

Cash flows from financing activities:
    Proceeds from borrowings under notes payable                 -      49,000
    Principal payments on notes payable                          -      (7,256)
    Principal payments on capital lease obligation         (14,604)          -
    Issuance of common shares for cash, net
      of offering costs                                          -     145,158

   Net cash provided by (used in) financing activities     (14,604)    186,902

Net increase (decrease) in cash                           (714,388)     28,360
Cash at the beginning of the period                      1,088,707      22,690

Cash at the end of the period                            $ 374,319  $   51,050


Supplemental cash flow information:
    Cash paid for interest                               $  35,677  $   32,776

Supplemental schedule of noncash investing
and financing activities:
    Issuance of common shares in payment of
      preferred stock dividend                          $  160,127           -
    Issuance of options in connection with
      consulting agreement                                 213,994           -
    Accrual of dividend payable on preferred stock          79,781           -
    Capital expenditures financed with
      capital lease obligation                               7,750           -


                        See accompanying notes

1. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

 It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

 For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


2. Stock Options

 During the quarter ended March 31, 2000 and subsequent thereto, the Company granted 894,542 options to purchase common stock at a weighted average exercise price of $3.42 per share. The options were granted primarily to employees hired during 2000. The options vest ratably over periods of one to five years after the date of hire, and expire five years after the vesting date.


3. Subsequent Private Placement of Preferred Stock

 The Company is negotiating with First Level Capital, the placement agent for the Company's private placement of Series A Convertible Preferred Stock, the terms of a new private placement of additional shares of preferred stock of the Company. The purpose of the private placement is primarily to provide capital to implement the Company's Internet and marketing programs. In order to provide bridge financing for operations, in May 2000 the Company issued $525,000 of promissory notes due June 30, 2001, bearing interest at 8% per annum. The Company also issued warrants to purchase 131,250 shares of common stock (which may be increased to 262,500 shares in certain circumstances) at an exercise price of $2.50 per share. The warrants expire after five years.

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


Results of Operations

     Total revenues from telecommunications and other services increased 19% to $1.42 million for the three months ended March
31, 2000 as compared to $1.19 million for the same period in 1999. The change is due to an increase in membership resulting from the Company's ongoing promotional efforts. Costs of revenue for the three-month period ended March 31, 2000 was $873,444, a 9% increase as compared to $800,528 incurred during the comparable three-month period for the prior year. Such costs as a percentage of sales were 61% during the first quarter of 2000 as compared to 67% during the comparable 1999 period.
During the latter part of 1999, the Company increased the number of its wholesale telecommunications services vendors and in the process negotiated lower rates. The Company plans to continue its efforts in further attempts to lower wholesale rates during 2000.

     Total operating expenses other than costs of revenues increased 146% during the first quarter of 2000 compared to the same period in 1999. General and administrative costs in the 2000 period were $745,732 compared to $455,599 in 1999, an increase of 64%. Selling and promotion costs rose 432% to $692,097 during the first quarter of 2000 from $130,045 during the same period in 1999. The increases in both areas result from the Company's ongoing efforts to expand its business. In late
1999, the Company began to increase spending in strategic areas to prepare for significant revenue growth during 2000. During the current year, the Company has started to expand existing sales channels, and develop new channels in addition to continuing development efforts of an infomercial marketing tool.
In addition, BuyersOnline has also increased its capacity in both internally and externally developed information technology.
This will allow BuyersOnline to leverage its membership base as it pursues its "buyersonline.com" marketing strategy.

     Interest income during the first quarter of 2000 was $8,583 as compared to $156 earned in the 1999 comparable period due to the funds on hand from the Series A preferred stock offering completed during the third quarter of 1999. Interest expense increased 6% during the first quarter of 2000 to $35,677 compared to $33,640 during the same period in 1999. The change resulted from increased debt levels during the first quarter of 2000.

     As a result of the above factors, net loss before the Series A Preferred Stock dividend increased 264% to $916,936 for the three months ended March 31, 2000 as compared to $252,110 for the three months ended March 31, 1999.


Liquidity and Capital Resources

     The Company's current ratio during the first quarter of 2000 declined to 1:1 from 1.7:1 at the end of 1999. The primary reason for the decline was the cash used to fund operations during the quarter. In addition to cash, the elements of working capital which changed significantly were accrued liabilities and the accrued dividend payable on common stock.
Accrued liabilities increased due to higher accrued payroll costs resulting from an increase in the number of employees during the quarter. The accrued dividends payable decreased during the quarter due to the payment of the accumulated preferred stock dividend declared in 1999, partially offset by the accrual of dividends for the current period.

     The Company is currently experiencing a period of significant expansion and growth. As a result, the Company has suffered losses during the first quarter of 2000, and projects the need for additional capital to fund operations throughout the rest of the year. At present, the Company is negotiating with First Level Capital, the placement agent for the Company's previous private placement of Series A Convertible Preferred Stock, the terms of a new private placement of additional shares of preferred stock of the Company. The purpose of the private placement is primarily to provide capital to implement the Company's internet and marketing programs. In order to provide bridge financing for operations, in May 2000 the Company issued $525,000 of promissory notes due June
30, 2001, bearing interest at 8% per annum. The Company also issued warrants to purchase 131,250 shares of common stock (which may be increased to 262,500 shares in certain circumstances) at an exercise price of $2.50 per share. The warrants expire after five years. However, there can be no assurance that the Company will successfully complete its efforts to attain additional funding or, if completed, that the amounts will be sufficient for the Company to achieve profitable results in the long term.

In March 2000, BuyersOnline reached an agreement to extend repayment of an outstanding note payable in the amount of $1,050,000 to April 15, 2001. Under the terms of the extension, the Company agreed to increase the interest rate on the note to 18% per annum beginning April 15, 2000, to grant the holder the right to convert the note to common stock at the rate of $3.00 of principal per share, or a total of 350,000 shares, and to grant the holder the right to register the shares of common stock for resale under the Securities Act of 1933 under certain circumstances.

Year 2000 Compliance

     BuyersOnline did not experience any problems in its own critical business operations or in any of its significant third party relationships related to Year 2000 compliance.

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by BuyersOnline, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that BuyersOnline expects or anticipates will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect BuyersOnline's operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to members, legal and regulatory initiatives affecting member marketing and rebate programs or long distance service, and conditions in the capital markets. Forward-looking statements made by BuyersOnline are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

                   PART II.  OTHER INFORMATION

Changes in Securities and Use of Proceeds

     In the first quarter of 2000, the Company issued 98,573 shares of common stock valued at $160,127, as payment of the mandatory dividend on its outstanding shares of Series A Convertible Preferred Stock. As the shares were issued as a dividend, no sale of securities was involved in the transaction.

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended March 31, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BUYERSONLINE.COM, INC.


Date: May 12, 2000                By:  /s/   Rod  Smith, President



Date: May 12, 2000                By: /s/   Paul  Jarman, Treasurer