Form 10QSB
period 2000-06-30
BUI INC
filed 2000-08-14
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity: 3,636,058 shares of common stock as of May 11, 2000 .


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                     BUYERSONLINE.COM, INC.

                              INDEX
                                                       Page

PART I.   Financial Information

          Condensed Consolidated Balance Sheets  as
          of June 30, 2000 and December 31, 1999          3

          Condensed   Consolidated  Statements   of
          Operations  for  the Three  Months  Ended
          June 30, 2000 and 1999                          4

          Condensed   Consolidated  Statements   of
          Operations for the Six Months Ended  June
          30, 2000 and 1999                               5

          Condensed Consolidated Statements of Cash
          Flows  for the Six Months Ended June  30,
          2000 and 1999                                   6

          Notes to Condensed Consolidated Financial
          Statements                                      8

          Management's Discussion and  Analysis  of
          Financial Condition                            10

PART II.  Other Information                              14

          Changes in Securities and Use of Proceeds      14

          Exhibits and Reports on Form 8-K               14

          Signatures                                     14

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                            (unaudited)
                                            June 30,     December 31,
                                              2000          1999

ASSETS
Current assets:
    Cash                                    $ 432,819    $ 1,088,707
    Restricted cash                            66,684        170,687
    Accounts receivable                       904,500        889,897
    Other current assets                      171,333         47,443
        Total current assets                1,575,336      2,196,734

Furniture, fixtures and equipment, net        407,203        352,581
Other assets                                  187,692              -

         Total assets                      $2,170,231    $ 2,549,315


                   LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable                          $1,476,803    $         -
    Current portion of capital lease
     obligation                                89,554         81,133
    Accounts payable                        1,413,529        721,828
    Accrued liabilities                       460,989        226,059
    Accrued dividends payable on preferred
     stock                                    159,562        160,127
    Accrued rebates                            85,000        105,410
        Total current liabilities           3,685,437      1,294,557

Note payable, net of current portion                -      1,050,000
Capital lease obligation, net of current
  portion                                      43,521         74,063
        Total liabilities                   3,728,958      2,418,620

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock                               200            200
    Common stock                                  364            351
    Additional paid-in capital              7,368,608      7,146,175
    Warrants and options outstanding          863,433        179,500
    Deferred consulting fees                 (151,579)             -
    Accumulated deficit                    (9,639,753)    (7,195,531)
      Total stockholders' equity (deficit) (1,558,727)       130,695

      Total liabilities and stockholders'
        equity (deficit)                  $ 2,170,231    $ 2,549,315

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 (unaudited)
                                          Three Months Ended June 30,
                                               2000       1999
                                                       (As restated)
Revenues:
    Telecommunications services            $ 1,663,773  $  1,130,519
    Other                                            -         2,840
        Total revenues                       1,663,773     1,133,359

Operating expenses:
    Costs of revenues                          955,091       660,862
    General and administrative               1,188,423       444,530
    Selling and promotion                      813,280       189,180
        Total operating expenses             2,956,794     1,294,572

        Loss from operations                (1,293,021)     (161,213)

Other income (expense):
    Interest  income                             4,319         1,363
    Interest expense                           (79,022)      (31,903)
    Other                                            -             -
        Total other income (expense), net      (74,703)      (30,540)

        Net loss                           $(1,367,724)   $ (191,753)



Series A preferred stock dividends              79,781         2,740

Net loss applicable to common stockholders $(1,447,505)   $ (194,493)


Net loss per common share:                 $     (0.40)   $    (0.06)
    Basic and diluted

Weighted average common shares outstanding:  3,610,404     3,045,607
    Basic and diluted

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  (unaudited)
                                          Six Months Ended June 30,
                                              2000       1999
                                                      (As restated)
Revenues:
    Telecommunications services           $3,085,204   $ 2,297,773
    Other                                          -        27,132
        Total revenues                     3,085,204     2,324,905

Operating expenses:
    Costs of revenues                      1,828,535     1,461,390
    General and administrative             1,934,155       900,129
    Selling and promotion                  1,505,377       319,225
        Total operating expenses           5,268,067     2,680,744

        Loss from operations              (2,182,863)     (355,839)

Other income (expense):
    Interest  income                          12,902         1,519
    Interest expense                        (114,699)      (65,543)
    Other                                          -       (24,000)
     Total other income (expense), net      (101,797)      (88,024)

        Net loss                         $(2,284,660)  $  (443,863)


Series A preferred stock dividends           159,562         2,740

Net loss applicable to common
 stockholders                            $(2,444,222)  $  (446,603)


Net loss per common share:               $     (0.68)  $     (0.15)
    Basic and diluted

Weighted average common shares
outstanding:                               3,579,118     3,005,116
    Basic and diluted

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 (unaudited)
                                          Six Months Ended June 30,
                                             2000       1999
                                                      (As restated)
Cash flows from operating activities:
    Net loss                             $(2,284,660)   $ (443,863)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
        Depreciation and amortization        109,386        40,653
        Amortization of discount on notes
         payable                              21,742             -
        Services rendered in exchange for
         shares of common stock               12,319             -
        Expense related to the grant of
         options to purchase common shares    62,415             -
        Changes in operating assets and
         liabilities:
            Restricted cash                  104,003        (1,244)
            Accounts receivable              (14,603)      (21,618)
            Other current assets             (72,390)       (2,450)
            Accounts payable                 691,701      (167,046)
            Accrued rebates                  (20,410)            -
            Accrued founders settlement            -        (9,000)
            Accrued liabilities              234,930        99,994
             Net cash used in
               operating activities       (1,155,567)     (504,574)

Cash flows from investing activities:
    Increase in other assets                (187,692)            -
    Purchases of furniture, fixtures and
      equipment                             (157,758)      (19,949)
    Net cash used in investing activities   (345,450)      (19,949)

Cash flows from financing activities:
    Proceeds from borrowings under notes
     payable                                 875,000        49,000
    Principal payments on notes payable            -      (119,135)
    Principal payments on capital lease
     obligation                              (29,871)            -
    Issuance of preferred shares for
      cash, net of offering costs                  -     1,867,551
    Issuance of common shares for cash,
      net of offering costs                        -       164,250
   Net cash provided by financing activities 845,129     1,961,666

Net increase (decrease) in cash             (655,888)    1,437,143
Cash at the beginning of the year          1,088,707        22,690

Cash at the end of the year                $ 432,819   $ 1,459,833

Supplemental cash flow information:
    Cash paid for interest                 $  89,457   $    32,776

Supplemental schedule of noncash
investing and financing activities:
 Issuance of common shares in payment
  of preferred stock dividend              $ 160,127   $         -
 Exercise of stock options in
  connection with settlement of
  Founders' Agreements                             -        34,522
 Warrants issued in connection with
  promissory notes                           469,939             -
 Issuance of options in connection
  with consulting agreement                  213,994             -
 Accrual of dividend payable on
  preferred stock                            159,562             -
 Capital expenditures financed with
  capital lease obligation                     7,750             -

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2000
                           (unaudited)



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

 It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. The results for the interim periods ended June
 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

 The unaudited interim results of operations and cash flows for the the periods ended June 30, 1999 have been restated as a result of adjustments recorded at year-end.

 For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


2. Stock Options

 During the first six months of 2000, the Company has granted a total of 911,153 options to purchase common stock at a weighted average exercise price of $2.48 per share. The options were granted primarily to employees hired since January 1, 2000.
 The options vest ratably over a period of from one to five years after the date of hire, and expire five years thereafter.


3. Bridge Financing - Related Parties

 During the three months ended June 30, 2000, the Company sought private placement funding to provide capital to implement its Internet and infomercial marketing programs. While continuing negotiations with various parties, as bridge financing the Company entered into borrowing arrangements with two of its directors and with First Level Capital, the placement agent for the Company's 1999 private placement of preferred stock. A total of $875,000 was raised by issuing 14% and 18% promissory notes. The notes mature on June 30, 2001, or when the Company obtains private placement funding, whichever comes first.

 As additional consideration for the bridge loans, the Company issued 470,000 warrants. The warrants entitle the note holders to purchase shares of common stock at prices between $2.00 and $2.50 per share until June 30, 2005. A portion of the proceeds from the bridge loans was allocated to the warrants based upon the estimated fair value of the warrants, determined using the Black-Scholes pricing model, and the estimated fair value of the notes in accordance with

 APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." The portion allocated to the warrants amounted to $469,939, which has been recorded as a discount on the notes and will be amortized to interest expense over the term. At June 30, 2000, a total of $21,742 of the discount had been amortized and included in interest expense.


4.  Subsequent Events

 During July the Company entered into additional bridge financing arrangements with various individuals, including three of its directors. An additional $450,000 was raised by issuing 18% promissory notes and warrants to purchase 225,000 shares of common stock at $2.00, expiring after five years. Similar to those warrants described in Note 3, a value of $186,877 was allocated to the warrants and recorded as a discount on the debt. These particular notes have maturity dates of July 31 and August 31, 2000. Those due July 31, 2000 were owing from Company directors who have not yet demanded payment.

 During August 2000, the Company moved close to completing a private placement transaction with a financing company. A total of $6,000,000 was secured in the form of a promissory note. Interest will accrue at three percent over prime, payable monthly. The note will mature July 2003, and cannot be prepaid earlier than 2002. Final arrangements for commissions and expenses have not been completed, but are anticipated to be approximately 4% in addition to stock and/or warrant provisions. Such costs will be reflected as a discount on the note. The discount will then be amortized ratably over the life of the loan as additional interest expense. The note is secured by 13,715,000 shares of common stock.

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

     BuyersOnline provides services and products that it believes are perceived by consumers and businesses as essential or are compatible with their normal annual expenditures. Since its inception in January 1996, BuyersOnline focused on selling long distance telephone service. This focus has enabled BuyersOnline to build the size of its membership base. With the recent explosion in Internet commerce, especially among small businesses, BuyersOnline is now offering low cost Internet access to its members.

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

Results of Operations

     Total revenues from telecommunications and other services increased 47% to $1.66 million for the three months ended June 30, 2000 as compared to $1.13 million for the same period in 1999. Revenues year-to-date increased 34% to $3.09 million as compared to $2.32 million for the previous year. The increases are due to higher membership in general resulting from the Company's ongoing promotional efforts. Costs of revenue for the three-month period ended in 2000 was $955,091, a 44% increase as compared to $660,862 during the comparable three-month period for the prior year. Such costs as a percentage of revenue were 57% during 2000 as compared to 58% during 1999. Costs during the six months ended June 30, 2000 rose 25% to $1.83 million over the same period last year from $1.46 million. As a percentage of revenue, costs of revenues for the first half of 2000 were 59%, compared to 63% during the comparable period of 1999. During the latter part of 1999, the Company increased the number of its wholesale telecommunications services vendors and in the process negotiated lower overall rates. The Company plans to continue its efforts in lowering wholesale rates during 2000 as well.

     Total operating expenses other than costs of revenues increased 216% during the first three months of 2000 compared to the same period in 1999. General and administrative costs in 2000 increased 167% to $1.19 million compared to $444,530 in 1999. Selling and promotion costs rose 330% to $813,280 during the second quarter of 2000 from $189,180 during the same period in 1999. During the six-month periods, general and administrative expenses for 2000 were $1.93 million, versus $900,129 for 1999, a 115% increase. Selling and promotion costs were higher by 372% during 2000, increasing from $319,225 to $1.51 million. The increases in both areas stem from the Company's ongoing efforts in significantly expanding it business. Toward the end of 1999, the Company began to increase spending in strategic areas to prepare for revenue growth during the year 2000. During the current year, the Company has started to expand existing sales channels, and develop new ones in addition to continuing development efforts on an infomercial marketing tool. In addition, BuyersOnline has also begun capacity increases in both internally and externally developed information technology. This will allow BuyersOnline to leverage its membership base as it pursues its "BuyersOnline.com" marketing strategy.

     Interest income for the first six months of 2000 was $12,902 as compared to $1,519 earned in 1999, primarily due to the funds on hand from the Series A preferred stock offering completed during 1999's third quarter. Interest expense for the three months ended June 30, 2000 included $21,742 amortization of the discount on debt issued with the warrants. Not including such amortization, interest expense rose 80% partly as a result of extending a note, along with increasing the interest rate (see below). The difference in interest expense also resulted from having less debt outstanding during the second quarter of 1999 as a result of debt payoffs. These factors also resulted in interest expense year-to-date being 42% higher than last year's comparable period, as well as a result of debt payoffs during the comparable period last year.

     As a result of the above factors, the overall net loss before the Series A Preferred Stock dividend increased 603% to $1.37 million for the three months ended June 30, 2000 as compared to $194,493 for the three months ended June 30, 1999. For the first six months of 2000, the loss increased 415% over the same period last year, rising to $2.28 million as compared to $443,863.

Liquidity and Capital Resources

     The Company's current ratio during the first quarter of 2000 declined to 0.4:1 from 1.7:1 at the end of 1999. The primary reasons for the decline was the cash used to fund operations during the quarter (see the discussion of the increase in operating expenses above), and the related issuance of short-term debt. In addition, a $1,050,000 note was reclassified as short-term from long-term. In addition to cash and note payable, the elements of working capital which changed significantly were accounts payable and accrued liabilities. Accrued liabilities rose primarily due to higher accrued payroll costs resulting from an overall increase in employees during the quarter.

     The Company is currently experiencing a period of significant expansion and growth. As a result, the Company has suffered losses during the first half of 2000, and projects the need for additional capital to fund operations throughout the rest of the year. During August 2000, the Company moved close to completing a private placement transaction with a financing company. A total of $6,000,000 was secured in the form of a promissory note. Interest will accrue at three percent over prime, payable monthly. The note will mature July 2003, and cannot be prepaid earlier than 2002. Final arrangements for commissions and expenses have not been completed, but are anticipated to be approximately 4% in addition to stock and/or warrant provisions. Such costs will be reflected as a discount on the note. The discount will then be amortized ratably over the life of the loan as additional interest expense. The note is to be secured by 13,715,000 shares of common stock. Despite this additional financing however, there can be no assurance that the Company will successfully culminate its efforts to attain additional funding sufficient to ultimately achieve profitable results in the long term.

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

                   PART II.  OTHER INFORMATION

Changes in Securities and Use of Proceeds

     In May 2000, the Company issued 3,650 shares of common stock valued at $12,319 to an individual for consulting services. The
Company relied upon Section 4(2) to issue the shares without registration as the transaction did not involve any public offering.

     In June 2000, the Company issued 25,000 shares of common stock valued at $50,000 to an individual for consulting services.
The Company relied upon Section 4(2) to issue the shares without registration as the transaction did not involve any public offering.

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended June 30, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BUYERSONLINE.COM, INC.


Date: August 14, 2000              By: /s/ Rod Smith, President



Date: August 14, 2000              By: /s/ Paul Jarman, Treasurer