Form 10QSB
period 2000-09-30
BUYERSONLINECOM INC
filed 2000-11-14
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                         (801) 495-0909
                   (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity: 3,988,940 shares of common stock as of October 31, 2000.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                     BUYERSONLINE.COM, INC.

                              INDEX
                                                       Page

PART I.   Financial Information

          Condensed Consolidated Balance Sheets  as       3
          of September 30, 2000 and December 31, 1999

          Condensed   Consolidated  Statements   of       4
          Operations  for  the Three  Months  Ended
          September 30, 2000 and 1999

          Condensed   Consolidated  Statements   of       5
          Operations  for  the  Nine  Months  Ended
          September 30, 2000 and 1999

          Condensed Consolidated Statements of Cash       6
          Flows for the Nine Months Ended September
          30, 2000 and 1999

          Notes to Condensed Consolidated Financial       7
          Statements

          Management's Discussion and  Analysis  of       9
          Financial Condition

PART II.  Other Information                              12

          Changes in Securities and Use of Proceeds      12

          Submission of Matters to a Vote of Security    13
          Holders

          Exhibits and Reports on Form 8-K               14

          Signatures                                     15

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                               (unaudited)
                                               September 30,  December 31,
                                                   2000          1999
ASSETS
Current assets:
    Cash . . . . . . . . . . . . . . . . . .   $   453,067     $ 1,088,707
    Restricted cash  . . . . . . . . . . . .        52,177         170,687
    Accounts receivable .  . . . . . . . . .     1,229,527         889,897
    Other current assets . . . . . . . . . .       267,452          47,443
        Total current assets. . . . . . .. .     2,002,223       2,196,734

Property and equipment, net. . . . . . . . .     1,083,690         352,581
Other assets . . . . . . . . . . . . . . . .        44,210               -

         Total assets. . . . . . . . . . . .   $ 3,130,123     $ 2,549,315


LIABILITIES AND  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable . . . . .  . . . . . . . .   $ 2,622,088     $         -
    Current portion of capital lease
      obligation . . . . . . . . . . . . . .       118,117          81,133
    Accounts payable . . . . . . . . . . . .     2,486,796         721,828
    Accrued liabilities. . . . . . . . . . .       678,318         226,059
    Accrued dividends payable on preferred
      stock . . . . .  . . . . . . . . . . .        73,909         160,127
    Accrued rebates. . . . . . . . . . . . .        78,600         105,410
        Total current liabilities. . . . . .     6,057,828       1,294,557

Note payable . . . . . . . . . . . . . . . .             -       1,050,000
Capital lease obligation, net of current
  portion. . . . . . . . . . . . . . . . . .       119,108          74,063
        Total liabilities. . . . . . . . . .     6,176,936       2,418,620

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock . . . . . . . . . . . .            188             200
    Common stock . . . . . . . . . . .. . .            399             351
    Additional paid-in capital .. . . . . .      7,559,792       7,146,175
    Warrants and options outstanding  . . .      2,287,441         179,500
    Deferred consulting fees. . . . . . . .       (300,747)              -
    Accumulated deficit . . . . . . . . . .    (12,593,886)     (7,195,531)
      Total stockholders' equity (deficit).     (3,046,813)        130,695

        Total liabilities and stockholders'
          equity (deficit). . . . . . . . .    $3,130,123      $ 2,549,315

                     See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    (unaudited)
                                           Three Months Ended September 30,
                                                2000          1999
                                                          (As restated)
Revenues:
    Telecommunications services . . . . . .  $ 1,889,049  $ 1,189,171
    Other . . . . . . . . . . . . . . . . .            -        4,404
     Total revenues . . . . . . . . . . . .    1,889,049    1,193,575

Operating expenses:
    Costs of revenues . . . . . . . . . . .    1,161,136      765,801
    General and administrative  . . . . . .    1,461,476      612,907
    Selling and promotion.  . . . . . . . .    1,528,400      295,548
        Total operating expenses. . . . . .    4,151,012    1,674,256

        Loss from operations. . . . . . . .   (2,261,963)    (480,681)

Other income (expense):
    Interest  income . . .  . . . . . . . .        3,424       26,535
    Interest expense. . . . . . . . . . . .     (618,270)     (24,713)
        Total other income (expense). . . .     (614,846)       1,822

        Net loss      . . . . . . . . . . .  $(2,876,809)  $ (478,859)


Series A preferred stock dividends. . . . .       77,324       75,937

Net loss applicable to common stockholders . $(2,954,133)  $ (554,796)


Net loss per common share:
    Basic and diluted  . . . . . . . . . .   $     (0.79)  $    (0.16)

Weighted average common shares outstanding:
    Basic and diluted. . . . . . . . . . .     3,748,344    3,514,365

                     See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      (unaudited)
                                             Nine Months Ended September 30,
                                                 2000           1999
                                                            (As restated)
Revenues:
    Telecommunications services . .  . . . .  $ 4,974,253    $ 3,486,944
    Other. . . . . . . . . . . . . . . . . .            -         31,536
        Total revenues . . . . . . . . . . .    4,974,253      3,518,480

Operating expenses:
    Costs of revenues. . . . . . . . . . . .    2,989,671      2,227,191
    General and administrative . . . . . . .    3,395,631      1,513,036
    Selling and promotion. . . . . . . . . .    3,033,777        614,773
        Total operating expenses . . . . . .    9,419,079      4,355,000

        Loss from operations . . . . . . . .   (4,444,826)      (836,520)

Other income (expense):
    Interest  income . . . . . . . . . . . .       16,326         28,054
    Interest expense . . . . . . . . . . . .     (732,969)       (90,256)
    Other. . . . . . . . . . . . . . . . . .            -        (24,000)
        Total other income (expense) . . . .     (716,643)       (86,202)

        Net loss . .             . . . . . .  $(5,161,469)   $  (922,722)


Series A preferred stock dividends . . . . .      236,886         78,677

Net loss applicable to common stockholders .  $(5,398,355)   $(1,001,399)


Net loss per common share:
    Basic and diluted  . . . . . . . . . . .  $     (1.48)   $     (0.32)

Weighted average common shares outstanding:
    Basic and diluted. . . . . . . . . . . .    3,635,938      3,175,516

                     See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       (unaudited)
                                              Nine Months Ended September 30,
                                                    2000            1999
                                                                (As restated)
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . .     $(5,161,469)   $  (922,722)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization. . . . .         188,925         58,993
      Amortization of discount on notes
       payable . . . . . . . . . . . . . . .         548,971              -
      Services rendered in exchange for
       shares of common stock. . . . . . . .          12,319              -
      Expense related to the grant of
       options to purchase common shares . .         172,956        126,971
      Changes in operating assets and
       liabilities:
         Restricted cash . . . . . . . . . .         118,510          1,888
         Accounts receivable . . . . . . . .        (339,630)       (72,351)
         Other current assets. . . . . . . .        (110,684)       (23,241)
         Accounts payable. . . . . . . . . .       1,761,553       (181,166)
         Accrued rebates . . . . . . . . . .         (26,810)             -
         Accrued founders settlement . . . .               -         (9,000)
         Accrued liabilities . . . . . . . .         452,259        (50,059)
          Net cash used in operating activities.  (2,383,100)    (1,070,687)

Cash flows from investing activities:
 Increase in other assets. . . . . . . . . .         (44,210)             -
 Purchases of property and equipment . . . .        (769,913)       (80,633)
          Net cash used in investing activities. .  (814,123)       (80,633)

Cash flows from financing activities:
 Proceeds from borrowings under notes
  payable, net of debt issue costs . . . . .       2,539,000         49,000
 Principal payments on notes payable . . . .        (150,000)      (427,810)
 Principal payments on capital lease
  obligation . . . . . . . . . . . . . . . .        (127,417)             -
 Issuance of preferred shares for cash,
  net of offering costs. . . . . . . . . . .               -      3,381,045
 Issuance of common shares for cash,
  net of offering costs. . . . . . . . . . .         300,000        164,250
         Net cash provided by
          financing activities . . . . . . .       2,561,583      3,166,485

Net increase (decrease) in cash. . . . . . .        (635,640)     2,015,165
Cash at the beginning of the year. . . . .         1,088,707         22,690

Cash at the end of the year. . . . . . . . .     $   453,067    $ 2,037,855

Supplemental cash flow information:
    Cash paid for interest. . .  . . . . . .     $   180,498    $    32,776
Supplemental schedule of noncash investing
and financing activities:
  Issuance of common shares in payment of
   preferred stock dividend. . . . . . . . .     $   319,689    $         -
  Issuance of common shares in payment of
   deferred services . . . . . . . . . . . .          50,000              -
  Issuance of common shares upon conversion
   of debt . . . . . . . . . . . . . . . . .               -        125,000
  Exercise of stock options with settlement
   of Founders' Agreements . . . . . . . . .               -         34,522
  Warrants issued in connection with
   promissory notes. . . . . . . . . . . . .       1,365,883              -
  Issuance of options in connection with
   deferred consulting agreements. . . . . .         403,495              -
  Issuance of options in payment of
   deferred sales commissions. . . . . . . .          25,574              -
  Accrual of dividend payable on preferred
   stock . . . . . . . . . . . . . . . . . .         236,886         78,677
  Capital expenditures financed with
   capital lease obligation. . . . . . . . .         150,121              -

                     See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 2000
                           (unaudited)


1. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements of BuyersOnline.com, Inc. ("the Company" or "BuyersOnline") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

 It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

 The unaudited interim results of operations and cash flows for the periods ended September 30, 1999 have been restated as a result of adjustments recorded at year-end.

 For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


2. Stock Options and Warrants

 During the nine months ended September 30, 2000 the Company has granted a total of 1,450,582 options and warrants to purchase common stock at a weighted average exercise price of $3.02 per share. The options were granted primarily to employees hired since the first of the year. The options generally vest ratably over a period from one to five years after the date of hire, and expire five years thereafter.


3. Bridge Financing - Related Parties

 During the nine months ended September 30, 2000, the Company has sought private placement funding to provide capital to implement its Internet and infomercial marketing programs. While continuing negotiations with various parties, as bridge financing the Company entered into borrowing arrangements with three of its directors and with First Level Capital, the placement agent for the Company's 1999 private placement of preferred stock. A total of $2,695,000 was raised by issuing 14% and 18% promissory notes, of which $1,020,000 came from the three directors. Maturity dates on the notes range from July 31, 2000 to June 30, 2001, and some notes have terms providing for earlier maturity when the Company obtains private placement funding, whichever comes first. Notes still outstanding on October 19, 2000 were converted into shares of preferred stock and warrants as described in Note 4.

 As additional consideration for the bridge loans, the Company issued 1,465,000 warrants. The warrants entitle the note holders to purchase shares of common stock at prices between $2.00 and $2.50 per share until June 30, 2005. Using the Black-Scholes pricing model, the warrants were valued so as to allocate a discount on the carrying value of the notes in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." A total value of $1,365,882 was recorded as warrants outstanding with a corresponding discount to the promissory notes when the warrants were issued. During the nine months ended September 30, 2000, a total of $548,971 of the discount had been amortized and included in interest expense.

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                           (Continued)

                       September 30, 2000


4.  Subsequent Events

 In August 2000, the Company entered into an agreement with a financing company. The arrangement would have provided up to $6,000,000 in debt financing and would have been secured by 13,715,000 shares of the Company's common stock. In late August it became apparent that the financing company would not be able to comply with the agreed-upon terms, and BuyersOnline canceled the arrangement.

 In September, the Company entered into financing agreement with First Level Capital. Terms of the agreement provide that First Level will raise between $2 million and $11 million on a best-efforts basis by issuing shares of 8% Series B convertible preferred stock, along with common stock purchase warrants. An initial amount of $1.5 million, less offering costs of $265,000, was received by the Company on October 19, 2000. As part of the arrangement, all of the unpaid promissory notes discussed in Note 3 were also converted into preferred stock and warrants at that time.

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

The Company is now expanding it's selection to include a broader range of consumer products and services, including clothing and accessories, books and music, health and beauty products, sports and recreation products, office supplies, toys and games, home and garden products, computer products, travel service, specialty food products, and specialty gift items. In August of 2000, BuyersOnline launched its new web site that will enable members to purchase these products online and receive from BuyersOnline a rebate on each product and service purchase.

By  expanding  its  service and product  offerings,  BuyersOnline believes that membership will be attractive to a larger number of
prospective  members  and  existing  members  will   have   added
incentive for staying with BuyersOnline.

BuyersOnline has over 18,000 members located in 48 states. Its target market includes networking professionals, small businesses, and middle-class families with an annual household income between $36,000 and $80,000, as these are the most likely to respond actively to the savings opportunity offered by BuyersOnline. Members reside mostly in high population centers and they tend to spend more than average on long distance services. Approximately one-third of the present membership consists of small businesses and entrepreneurs who operate home-based businesses.

Results of Operations

Total revenues from telecommunications and other services increased 58% to $1.89 million for the three months ended September 30, 2000 as compared to $1.19 million for the same period in 1999. Revenues year-to-date increased 41% to $4.97 million as compared to $3.49 million for the comparative period of 1999. The increases are due to higher membership in general resulting from the Company's ongoing promotional efforts. Costs of revenue for the three-month period ended September 30, 2000 were $1.16 million, a 52% increase as compared to $765,801 incurred during the comparable three-month period for the prior year. Such costs as a percentage of revenue were 61% during 2000 as compared to 64% during 1999. Costs of revenues during the nine months ended September 30, 2000 rose 34% to $2.99 million over the same period last year from $2.23 million. As a percentage of revenue, costs of revenues year-to-date were 60%, compared to 63% during the comparable period of 1999. During the latter part of 1999, the Company increased the number of its wholesale telecommunications services vendors and in the process negotiated lower overall rates. The Company has continued its efforts in lowering wholesale rates during 2000 as well.

Total operating expenses other than costs of revenues increased 229% during the three months ended September 30, 2000 compared to the same period in 1999. General and administrative costs in 2000 increased 138% to $1.46 million compared to $612,907 in 1999. Selling and promotion costs rose 417% to $1.53 million during 2000's third quarter from $295,548 during the same period in 1999. During the nine-month periods, general and administrative expenses for 2000 were $3.40 million, versus $1.51 million for 1999, a 124% increase. Selling and promotion costs increased 393% during 2000, from $614,773 to $3.03 million. The increases in both areas stem from the Company's ongoing efforts in significantly expanding it's business. Toward the end of 1999, the Company began to increase spending in strategic areas to prepare for revenue growth during the year 2000. In the sales and promotion area, increases during 2000 stem in part from higher commissions paid in proportion to higher revenue amounts. In addition, the Company has continued to expand existing, and develop new sales channels, in addition to continuing development efforts on the infomercial marketing tool. BuyersOnline has also begun increased capacity in both internally and externally developed information technology. This will allow BuyersOnline to leverage its membership base as it pursues its "BuyersOnline.com" marketing strategy.

Interest income for the first nine months of 2000 was $16,326 as compared to $28,054 earned in 1999. The difference is attributable to the funds on hand during 1999, primarily as a result of the Series A preferred stock offering completed during 1999's third quarter. Interest expense for the three months ended September 30, 2000 included $527,229 of amortization of the discount allocated to the bridge financing. Not including such amortization, interest expense rose 268% partly as a result of extending a note, along with increasing the interest rate (see below). The difference in interest expense also resulted from having less debt outstanding during the 1999's second quarter as a result of debt payoffs, coupled with the fact that the Company increased its debt during the nine months ended September 30, 2000 in the form of bridge loans. These factors were also the reasons why interest expense year-to-date in 2000, other than note discount amortization, was 95% higher than 1999's comparable period.

As a result of the above factors, the overall net loss before the Series A Preferred Stock dividend increased 501% to $2.88 million for the three months ended September 30, 2000 as compared to $478,859 for the three months ended September 30, 1999. Year-to-date, the loss increased 459% over the same period last year, rising to $5.16 million as compared to $922,722.

Liquidity and Capital Resources

The Company's current ratio during the nine months ended September 30, 2000 declined to 0.3:1 from 1.7:1 at the end of 1999. The primary reasons for the decline was the cash used to fund operations during the quarter (see the discussion of the increase in operating expenses above), and the related issuance of short-term debt. In addition, the $1,050,000 note still owing from an earlier year was reclassified as a short-term obligation rather than long-term. In addition to cash and note payable, the elements of working capital which changed significantly were accounts payable and accrued liabilities. Accrued liabilities rose due to higher accrued payroll and commission costs resulting from the overall increases in employees during the year and the higher revenue amounts, respectively. Accounts payable rose during the year due to the higher overall level of costs attained during the year, along with proportionately higher revenue-related excise taxes billed and owing at the end of the respective periods.

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

The Company is currently experiencing a period of significant expansion and growth. As a result, the Company has suffered losses during 2000, and projects the need for additional capital to fund operations through the rest of the year. In August 2000, the Company entered into an agreement with a financing company. The arrangement would have provided up to $6,000,000 in debt financing and would have been secured by 13,715,000 shares of the Company's common stock. In late August it became apparent that the financing company would not be able to comply with the agreed-upon terms, and BuyersOnline canceled the arrangement. In September, the Company entered into a financing agreement with First Level Capital. Terms of the agreement provide that First Level will raise between $2 million and $11 million by issuing shares of 8% Series B convertible preferred stock, along with common stock purchase warrants. An initial amount of $1.5 million, less offering costs of $265,000, was received by the Company on October 19, 2000. As part of the arrangement, all of the unpaid promissory notes were also converted into preferred stock and warrants at that time. The Company has also begun efforts to secure additional financing in order to begin significant infomercial broadcasting during the first part of 2001. However, there can be no assurance that the Company will successfully complete its efforts to reach the maximum amount of the current private placement or, if completed, that the amounts, in addition to amounts sought in 2001, will be sufficient for the Company to achieve profitable results in the long term.

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

                   PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     From July through September 2000, the Company issued 125,000 shares of common stock on conversion of 125,000 shares of previously outstanding Series A Convertible Preferred Stock
("Series A Stock"). No consideration was given to the Company on the conversion other than surrender of the Series A Stock.

     In August 2000, the Company issued to the holders of the Company's Series A Stock 77,782 shares of common stock valued at $159,658 in payment of mandatory dividends on the outstanding shares of Series A Stock.

     In August 2000, the Company issued 150,000 shares of common stock for $300,000 in cash to Jack M. Harrison. The Company relied upon Section 4(2) of the Securities Act of 1933 to issue the shares without registration, as the transaction did not involve any public offering and Mr. Harrison is an accredited investor who had access to all material information pertaining to the Company. No underwriter was involved in the transaction and no commissions were paid to any person.

     In July and August 2000, the Company sold $620,000 in principal amount of promissory notes and 395,000 common stock purchase warrants to a limited group of investors in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. Based on information provided by the investors, the Company believes each investor is an accredited investor and each investor had access to information that would enable it to make an informed decision regarding an investment in the Company. The common stock purchase warrants are exercisable over a term of five years at an exercise price equal to the lesser of $2.00 per share or the fair market value per share of the Company's common stock on the last trading day immediately preceding the date on which the promissory note issued with the warrant is paid in full. No underwriter was involved in the transaction and no commissions were paid to any person. The following is a list of the purchasers of the promissory notes and warrants:

Name                        Promissory Notes ($)      Warrants (#)

Ilene Mirman                       50,000                25,000
Eric Rand                         100,000                50,000
Edward Dallin Bagley               75,000                37,500
Bomoseen Associates, LP (1)       395,000                282,500

(1)  Theodore Stern is the general partner of Bomoseen
Associates, LP, so he may be deemed to have voting and investment control over the securities held by that limited partnership.

     In September 2000, the Company issued promissory notes in the principal amount of $1,200,000 and 600,000 common stock purchase warrants to a limited group of accredited investors in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. Based on information provided by the investors, the Company believes each investor is an accredited investor and each investor had access to information that would enable it to make an informed decision regarding an investment in the Company. The promissory notes are automatically exchanged for Series B Convertible Preferred Stock of the Company ("Series B Stock") in the event the Company is able to obtain in a subsequent offering subscriptions for Series B Stock and warrants with a total purchase price of at least $2,000,000. The common stock purchase warrants issued to the promissory note investors are exercisable through December 31, 2005 at an exercise price of $2.50 per share. First Level Capital, Inc., the sales agent for the offering, received a commission of $120,000, a non-accountable expense allowance of $36,000, and a warrant to purchase 120,000 shares of the Company's common stock at an exercise price of $2.50 per share. The following is a list of the purchasers of the promissory notes and warrants:

Name                                      Promissory     Warrants (#)
                                           Notes ($)

New Amsterdam Investment Trust              25,000          12,500
Philip J. Schiller                          25,000          12,500
Richard G. David                            50,000          25,000
Bennie C. Gatewood, Trustee                 50,000          25,000
  Bennie C. Gatewood Revocable Trust
James R. Adametz, Trustee                   20,000          10,000
  James R. Adametz Revocable Trust
Chris Gordon                                80,000          40,000
The Mulkey II Limited Partnership           50,000          25,000
Leonard Schiller                            25,000          12,500
Bill and Pamela Hickey, JTWROS              50,000          25,000
David E. Dickerson, Trustee                 50,000          25,000
  Dickerson Family Living Trust
William Joe Jackson and                     50,000          25,000
  Ann Street Jackson, JTWROS
Mario Novogrodzki                           25,000          12,500
H. Eugene Graves                            50,000          25,000
George L. Smith                             25,000          12,500
Henry G. Herzing, Trustee                  100,000          50,000
  Henry G. Herzing Revocable
  Living Trust
Joel A. Stone                               50,000          25,000
Michel and Rosamond Janis, JTWROS           25,000          12,500
Marc Siegel                                 25,000          12,500
Mark Alloy                                  50,000          25,000
Wilfred and Margaret Huse, JTWROS           75,000          37,500
Nunley Investments LLC                      25,000          12,500
Robert B. Kimball, III                      25,000          12,500
Steven B. Dritz, Trustee                    50,000          25,000
  Steven B. Dritz Trust
Daniel R. Lee                               50,000          25,000
Stephen D. Tanner                           25,000          12,500
Eleanor L. Carrigan                         50,000          25,000
Austin Gleason                              25,000          12,500
  C/F Orthopedic Specialists
  Pension Plan
Kim Hickey                                  50,000          25,000

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Special Meeting of stockholders held on October 4, 2000, the stockholders voted on the following matters:

     (1) The election of Theodore Stern, Rod Smith, Gary Smith, Edward Dallin Bagley, Steve Barnett, Harold C. McCray, and Steven Scott as Directors of BuyersOnline to serve for a term of one year and until their successors are duly elected and qualified;

     (2) Approval of an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of common stock, par value $0.0001, to 100,000,000;

     (3)  Approval of an amendment to the Long Term Incentive
          Stock Plan of the Company increasing the number of shares of common stock authorized for granting awards under the Plan; and

     (4) Ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for 2000.

     Prior to the Special Meeting, Harold C. McCray tendered his resignation as a director and did not stand for re-election. Each of the foregoing matters was approved or ratified by the stockholders. The number of votes cast on the foregoing matters is as follows:

                               For         Against       Abstain
Election of Directors
     Theodore Stern         2,296,897       1,072           0
     Rod Smith              2,105,376      192,593          0
     Gary Smith             2,296,896       1,073           0
     Edward Dallin Bagley   2,296,897       1,071           0
     Steve Barnett          2,293,804       4,165           0
     Steven Scott           2,293,784       4,185           0

Increasing authorized       2,255,967       30,823        11,179
 common stock to
 100,000,000 shares

Amendment to Long Term      1,708,947       42,252        10,917
  Incentive Stock Plan

Appointment of Arthur       2,276,648        116          3,135
  Andersen LLP

     Following the Special Meeting, Rod Smith resigned as a director of the Company. Consequently, the persons now serving as directors of the Company are Theodore Stern, Gary Smith, Edward Dallin Bagley, Steve Barnett, and Steven Scott

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine month period ended September 30, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BUYERSONLINE.COM, INC.

Date:  November 14, 2000                By: /s/ G. Douglas Smith
                                            Vice President

Date:  November 14, 2000                By: /s/ Paul Jarman
                                            Treasurer