Form 10KSB
period 2000-12-31
BUYERSONLINECOM INC
filed 2001-04-10
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 2000, or

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

         14870 Pony Express Road, Bluffdale, Utah 84065
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

The   issuer's   revenues  for  its  most  recent  fiscal   year:
$7,355,559.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 30, 2001, was $3,322,602.

As of December 31, 2000, the Registrant had outstanding 3,988,940 shares of Common Stock, par value $0.0001.

Documents incorporated by reference:

Incorporated by reference in Part III of this report is the definitive proxy statement of BuyersOnline for the 2001 annual meeting of stockholders, which BuyersOnline proposes to file with the Securities and Exchange Commission on or before April 30, 2001.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                              Page

Part I

1.   Description of Business                                          3

2.   Description of Properties                                        8

3.   Legal Proceedings                                                8

4.   Submission of Matters to a Vote of Security Holders              8

Part II

5.   Market for Common Equity and Related Stockholder Matters         8

6.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                      9

7.   Financial Statements                                            11

8.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                        12

Part III

9.   Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16(a) of the Exchange Act       *

10.  Executive Compensation                                           *

11.  Security Ownership of Certain Beneficial Owners and Mangement    *

12.  Certain Relationships and Related Transactions                   *

13.  Exhibits and Reports on Form 8-K                                17

*      These  items  are  incorporated  by  reference  from   the
definitive proxy statement of BuyersOnline for the 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001.

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

     BuyersOnline.com, Inc., is a Delaware corporation that has been engaged for the past five years in the business of selling essential monthly services to its members--now representing a "buying collective" of approximately 21,000 residential consumers and small businesses across America. BuyersOnline uses the purchasing power of its membership to negotiate lower prices from producers and resellers to provide what management describes as "essential" products and services. These are products and services that are part of the monthly budget of most consumers with incomes ranging from $30,000 to $100,000 per year. Presently, the "essential" services we offer include long distance and Internet service. To join BuyersOnline as a member, a consumer or small business owner must simply choose one or more of the essential services that are currently offered by BuyersOnline. There are no membership fees.

     BuyersOnline is now expanding its program to include additional consumer products and services. In August 2000, we unveiled our new Internet Portal that we believe will attract a substantial number of online shoppers. The Portal will take advantage of the growing consumer trend to shop online by offering added value to consumers in the form of rebates, that are typically unavailable, and convert those shoppers into "members" who spend monthly on the "essential" services available through BuyersOnline. Simply by choosing one or more of the essential monthly services offered through BuyersOnline, consumers may gain unrestricted access to a large variety of products and services through the BuyersOnline Portal, and earn rebates when they buy online. Rebates earned from online spending are applied directly against the monthly bills for "essential" services of each member giving them the added benefit of reducing their bill for the services they choose from BuyersOnline.

     Until recently, BuyersOnline's marketing strategy has been exclusively based on a "word of mouth" advertising campaign and a member rebate program. The member rebate program allows members in BuyersOnline to reduce or "zero-out" the monthly bill for the services they receive. This is accomplished through a direct rebate plan that recurs monthly based on service purchases by new member referrals.

     We are now attempting to pursue multiple marketing avenues, including the Internet, a new infomercial, independent agents, and other advertising, to stimulate interest in our service offerings to generate a substantial increase in membership. We launched our Internet Portal in 2000 to attract members through expanded access to consumer products and services. We have developed an infomercial as part of our planned nationwide advertising campaign, which uses the endorsements of Dick Clark, Della Reese, and Marie Osmond. They will carry BuyersOnline's messages to potential members with nationwide television broadcasting of a 28.5-minute infomercial and a series of thirty-second, one-minute and two-minute commercials. BuyersOnline has tested the infomercial, and based on the results intends to effect a nationwide roll out of the infomercial in the fall of 2001 provided we are successful in obtaining sufficient capital to fund the roll out. There are approximately 5,000 independent telecommunications agents around the country that are responsible for a substantial amount of annual U.S. telecommunication sales. Since the middle of 2000, BuyersOnline has engaged over 1,000 independent agents to sell its telecommunications services. In addition to the infomercial, we intend to pursue an aggressive advertising campaign over the Internet during the last three calendar quarters of 2001.

     BuyersOnline's offices are located at 14870 Pony Express
Road, Bluffdale, Utah 84065, where our telephone number is (801)
523-8929.

Services and products

     "Essential" services we offer

     BuyersOnline offers long distance phone service and related products, including travel cards and 800/888 service. Long distance and related services are provided by four different long distance companies. We offer domestic long distance service to our members at rates ranging from 4.9 to 6.9 cents per minute, and overseas long distance at discounted rates. The long distance rate to BuyersOnline for domestic charges is fixed by agreement. The long distance rate for overseas calls may be adjusted by the long distance provider on seven days advance notice to BuyersOnline. All long distance charges are billed to BuyersOnline and are due within 30 days. BuyersOnline, in turn, bills its members for their long distance calls. We believe long distance service at comparable rates is available from a number of providers, and we continually seek out the lowest pricing for our members.

     BuyersOnline launched an Internet service program in January 1999. Internet services include unlimited local dial-up access at approximately 2,100 locations across the country, free filtering services, unlimited e-mail, web hosting for businesses, and activity reporting. Management plans to add online billing capability for bundled goods and services, discount consolidating with existing web sites, and manufacturer-direct web commerce opportunities. The Internet access program is provided by Zaibon, based in Salt Lake City, Utah, beginning in April 2001, under a contract terminable by either party at will. The basic Internet service is offered to members at $14.95 per month for unlimited access, and web site hosting is offered at a monthly rate of $9.95 for 50MB of server space. To date, revenues from Internet services have not been material.

     BuyersOnline has no plans to acquire a long distance network or establish its own infrastructure for other services it offers. As a result, BuyersOnline depends on developing and maintaining relationships with third party providers of the services and products it offers. BuyersOnline relies on the purchasing power of its members to negotiate the terms of its arrangements with providers. An additional benefit to providers is that BuyersOnline handles all billing and collection for the services purchased by its members, so that the provider avoids this cost of business. BuyersOnline believes that it is on good terms with its current providers. In the event its relationship with a provider terminates for any reason, management believes it could obtain the same services or products from other providers on terms similar to existing contracts.

     Web site products and services

     Beginning in July 2000, BuyersOnline offered to its members through its new Internet Portal the opportunity to buy a wide variety of consumer products and services directly from the retailer. We receive a rebate from the retailer for member purchases, and pass this rebate on to our members on their monthly billing statements for services offered directly by us. Rebates range from 1% to 30% depending on the product or service and the retailer.

     We now have contracts with 185 retailers to sell products and services to our members online including auto parts, music, clothing and accessories, computer products, health and beauty products, sports products, travel services, toys, pet supplies, home and garden products, specialty food items, and office supplies. All of the retailers offer nationally recognized, name brand products and services. BuyersOnline will continually evaluate new products and services for inclusion in its Internet Portal.

     Proposed services

     BuyersOnline has been developing a travel service product for the past year. The proposed BuyersOnline travel savings program will include an exclusive Web site where members will have access to savings on airfare, cruises, hotels, worldwide condominiums, car rental and all-inclusive resorts. We will charge a monthly fee for access to the travel information and programs. The value for our members is derived from the discounts on travel available through the program, so no rebates will be paid to members on travel purchases.

     BuyersOnline is evaluating the purchase of a database containing information on local and regional grocery store savings and discounts. We intend to offer this information to members for a monthly access fee. Since no products are purchased from or through BuyersOnline, no rebates will be paid in connection with this service.

     We are now developing a private label bill paying Web site, which we intend to offer for a small monthly fee. Members will be able to pay all monthly bills, including utilities, water, etc. through this Web site.

Marketing strategy

     Services everyone uses

     BuyersOnline believes consumers prefer to save money where they spend it most, on services they must use each month and year. By becoming a member, a consumer or small business simply makes a choice on where to purchase essential services, not on whether to spend money on items outside its normal budget. BuyersOnline began in 1996 by selling long distance service because consumers and businesses use long distance every month and look for ways to save money on this service. This focus has enabled BuyersOnline to build the size of its membership base. With the recent explosion in Internet commerce, especially among small businesses, BuyersOnline is now offering low-cost Internet access to its members and Internet web-site hosting.

     Member referral strategy

     Management believes that member-generated, "word-of-mouth" referral sales is a fast and cost-effective way for BuyersOnline to increase its membership and its sales. It has focused on this marketing approach since its inception. BuyersOnline believes consumers are willing to share with their personal acquaintances a satisfying and rewarding experience with its services and products, and the recommendation of a personal acquaintance is credible. As an inducement to share this experience, BuyersOnline has adopted a rebate incentive program for members, which allows them to benefit from identifying new prospective members for BuyersOnline. Under the incentive program, members who successfully refer others to BuyersOnline receive a monthly rebate of 10% of collected usage revenue on the essential services their referrals purchase from BuyersOnline. Collected usage revenue is defined as the usage portion of a bill that is paid in full within 45 days of the statement date. The usage portion of a member's monthly bill represents the amount of essential services purchased during the month. This rebate is disbursed every month to members according to the amount of usage generated by their referrals, and is applied first to payment of the Member's bill for essential services in the next month. If the bill is paid in full and an excess rebate remains, it is carried over to the next month if less than $100 or paid by check to the member if more than $100.

     A member is not required to refer any new members to BuyersOnline in order to purchase services and products from BuyersOnline on the same terms as all other members. The services and products offered meet the needs of many members, who simply want to save money on services and products. The incentive program allows members to obtain additional benefits through rebates. A member who refers a new prospective member does not process or sign new member forms for BuyersOnline. Members are not employees, independent contractors, or agents of BuyersOnline, and have no authority to sign new members.

     National advertising

     BuyersOnline has developed and tested a national, direct-response, marketing campaign using a 28.5-minute infomercial and a series of thirty-second, one-minute and two-minute commercials containing the endorsement of three very prominent television celebrities: Dick Clark, Della Reese, and Marie Osmond. The infomercial is designed to increase awareness of BuyersOnline and our services. We believe direct response television via the infomercial to be a leading source of new member acquisition.
The infomercial was tested on national and local television between August and October of 2000. The following television stations aired the infomercial at various times of day: CNBC, LIFETIME, COURT TV, KPXE, WIPX, MUCH, KTVX, WRNN, WUTB, KRCA, WACH, KTNC, WTTA, ROMANCE, RCN and WGCB. Based on the test results for the infomercial, BuyersOnline plans to begin a national rollout in the fall of 2001 to acquire new members who will activate their memberships by choosing one or more of the monthly services we offer. We prepared a separate marketing plan for the infomercial roll out that includes, demographic targets, media planning and buying, budget and restrictions, seasonality, and program flexibility.

     Each of the endorsement contracts with Dick Clark, Della Reese, and Marie Osmond are for a one-year term commencing on the date of infomercial rollout, subject to renewal for successive one-year terms. We paid to each of them $50,000 as a session fee to cover their services during filming of the infomercial. We are obligated to pay Mr. Clark and Ms. Reese a royalty of $2.50 for each new member joining BuyersOnline during the term of the agreements, an additional royalty of $1.25 for each such new member who remains a member after one year, and an additional royalty of $0.65 for each such new member who remains a member after two years. We are obligated to pay Ms. Osmond a royalty of $1.00 for each new member joining BuyersOnline during the term of the agreement, an additional royalty of $1.00 for each such new member who remains a member after one year, and an additional royalty of $1.00 for each such new member who remains a member after two years. Each of the agreements provide for minimum guaranteed royalty payments of $1,500,000 in each year of the agreements payable in installments. After rollout, BuyersOnline and Ms. Osmond may agree that she will act as spokesperson on QVC for BuyersOnline, in which case she will receive an additional royalty of $4.00 for each new member obtained through the QVC appearance, an additional royalty of $2.00 for each such new member who remains a member after one year, and an additional royalty of $1.00 for each such new member who remains a member after two years. The agreements originally provided for rollout of the infomercial to commence no later than January 1, 2001.
The parties have reached a preliminary agreement to extend the rollout date to September 1, 2001. In consideration of the extension, BuyersOnline will pay to Mr. Clark, Ms. Reese, and Ms. Osmond a fee of $50,000, shorten the initial term after rollout to six months and add a second renewal term of six months, and reduce the minimum guaranteed royalty for the first and second six-month terms to $750,000 each.

     Agent sales

     This program was designed to cater to independent telecommunications agents around the country that are responsible for a substantial amount of annual U.S. telecommunication sales. These independent agents work on "commission only" and are attracted to BuyersOnline because of its back office support infrastructure, incentive programs, customer retention efforts and additional product/service revenue opportunities. Since the middle of 2000, BuyersOnline has engaged over 1,000 independent agents to sell its telecommunications services. The contract with any of our independent agents can be terminated by either party at any time. Agents receive a commission ranging between
5.5 percent and 30 percent on telecommunications services sold to the members they refer depending on the rate charged for services.

     Internet advertising

     Online marketing is an effective tool to expose BuyersOnline and its service offerings to millions of Internet users and consumers. Internet users are the Company's primary target customer for 3 reasons: first, they are familiar with the Internet and understand its workings and marketing opportunities; second, they buy products over the Internet and are the best candidates to take advantage of the Company's online shopping rebate program; and third, the Company can reduce its operating expenses by billing these members online and can communicate with them inexpensively. BuyersOnline intends to capitalize on Internet marketing by seeking opportunities to purchase or affiliate with companies that control lists of Internet users that have requested notification of service and savings opportunities similar to services we offer. Once the Company has access to an Internet list, it will offer consumers incentives through the BuyersOnline Internet Portal, such as free products, travel opportunities, prize programs, etc. to attract Internet consumers and introduce them to the benefits of membership in BuyersOnline. This strategy drives the Company's brand awareness and makes all other member acquisition techniques more efficacious. The Company has targeted several companies that control Internet lists to initiate this program.

Governmental Regulation

     Long distance telecommunications carriers currently are subject to extensive federal and state government regulation, including regulation of both domestic and international tariffs for their services and certification or registration requirements. BuyersOnline is indirectly subject to these regulations because it offers long distance service provided by others. Of particular relevance to BuyersOnline is federal and state regulation of "slamming," which is the practice of changing long distance service of a consumer without proper authorization. To avoid violation of regulations in this area, BuyersOnline is required in certain states to obtain from its members authorization to change long distance service that meets certain requirements. BuyersOnline believes it is in compliance with federal and state regulation of changing long distance service.

Competition

     Presently we are a reseller of long distance and Internet access services. Many of our competitors are substantially larger with greater financial and other resources.

     The U.S. long distance telecommunications industry is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants, AT&T, Sprint and MCI WorldCom. AT&T, Sprint and MCI WorldCom are significantly larger than BuyersOnline and have substantially greater resources. BuyersOnline also competes with other national and regional long distance carriers, which employ various means to attract new subscribers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments and other incentives to new subscribers. The ability of BuyersOnline to compete effectively will depend on its ability to provide quality services at competitive prices.

     The Internet service provider industry is highly competitive as well, and significantly influenced by the marketing and pricing practices of the major industry participants. America On Line, MSN, and Earthlink are significantly larger than BuyersOnline and have substantially greater resources. BuyersOnline also competes with other national, regional and local Internet service providers, which employ various means to attract new subscribers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments and other incentives to new subscribers. The ability of BuyersOnline to compete effectively will depend on its ability to provide quality services at competitive prices.

     Building recognition of our brand is critical to attracting additional members and new strategic alliances. Our failure to promote and maintain our brand successfully may result in stunted growth, loss of customers, loss of market share and loss of strategic alliances. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which includes promotional programs and public relations activities. We intend to make significant expenditures in 2001 on these advertising and promotional programs and activities, while other consumer product and service companies with much greater resources are doing the same. These expenditures may not result in a sufficient increase in net revenues to cover our advertising and promotional expenses. We cannot assure you that promoting our brand name will enable us to be competitive or increase our net revenues.

Employees

     As of March 19, 2001, BuyersOnline employed a total of 62 persons, including five executives and 57 in member services, technical operations, administration, and marketing. None of its employees is represented by a labor union. BuyersOnline has experienced no work stoppages and believes that its relations with its employees are good.

History

     BuyersOnline was formed as a Utah corporation under the name "Linguistix, Inc.", in 1995 as a subsidiary of Twin Creek Exploration Co., Inc. ("Twin Creek"). It received certain assets of Twin Creek for its stock and was spun-off to the stockholders of Twin Creek in connection with a business reorganization between Twin Creek and an unrelated corporation. In November 1997, BuyersOnline acquired WealthNet Incorporated, a Utah corporation, through an exchange of 1,852,589 shares of BuyersOnline common stock, or approximately 92% of the outstanding shares, for all of the capital stock of WealthNet Incorporated. The transaction was accounted for as a reverse purchase acquisition, in which WealthNet Incorporated was treated as the acquiring company and BuyersOnline as the acquired Company. BuyersOnline adopted the name, "Buyers United International, Inc.," and WealthNet changed its name to "Buyers United, Inc." Since that acquisition, we have pursued the business described above, which was started by WealthNet in January 1996. In March 1999, we changed our corporate domicile from Utah to Delaware through a merger with a Delaware corporation formed for that purpose. In connection with the change in domicile, our name changed to BUI, Inc., and we effected a 1-for-4 reverse split in the issued and outstanding common stock. On April 20, 2000, our name was changed to BuyersOnline.com, Inc.

               ITEM 2.  DESCRIPTION OF PROPERTIES

     BuyersOnline leases its executive offices in Bluffdale, Utah, a suburb of Salt Lake City. The offices consist of approximately 30,000 square feet. The current monthly lease rate is approximately $30,000. The lease for our office space expires in January 2007, but we have an option to renew the lease for an additional three to five years. We believe that the office space is adequate for BuyersOnline's anticipated needs for at least the next 15 months.

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

     (2) Approval of an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.0001, to 100,000,000;

     (3)  Approval of an amendment to our Long Term Incentive
          Stock Plan increasing the number of shares of common stock authorized for granting awards under the Plan;
          and

     (4) Ratification of the appointment of Arthur Andersen LLP as independent auditors of BuyersOnline for 2000.

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
Andersen LLP

     Following the Special Meeting, Rod Smith resigned as a director. Consequently, the persons now serving as directors of BuyersOnline are Theodore Stern, Gary Smith, Edward Dallin
Bagley, Steve Barnett, and Steven Scott.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of BuyersOnline trades sporadically in the over-the-counter market. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. In April 1999, BuyersOnline effected a 1-for-4 reverse split in the issued and outstanding common stock in connection with the change of its domicile to Delaware. Prices for the first quarter of 1999 have been adjusted retroactively to reflect the reverse split.

Calendar Quarter Ended    High Bid ($)        Low Bid ($)

March 31, 1999              4.25                  1.00
June 30, 1999               3.00                  3.00
September 30, 1999          2.88                  2.00
December 31, 1999           2.13                  1.13

March 31, 2000              5.75                  1.63
June 30, 2000               5.19                  1.75
September 30, 2000          3.50                  1.50
December 31, 2000           2.50                  0.88

     Since its inception, no dividends have been paid on the common stock. BuyersOnline intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. There are currently outstanding 1,875,000 shares of Series A Convertible Preferred Stock and 563,800 shares of Series B Convertible Preferred Stock. Under the terms of this preferred stock, BuyersOnline cannot make any distributions on its common stock without the approval of a majority of the preferred stock. At March 28, 2001, there were approximately 4,800 holders of record of the common stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Overview

     BuyersOnline is engaged in the business of selling to consumers and small businesses long distance and Internet access services. The marketing strategy of BuyersOnline is based on a membership concept under which members of BuyersOnline are entitled to receive the services offered at low prices. BuyersOnline uses the purchasing power of its membership to negotiate lower cost or rebates from producers and resellers of the services and products. Lower costs allows BuyersOnline to offer more competitive pricing to attract and retain members, and makes it possible for BuyersOnline to offer rebate incentive programs to its members for referring to BuyersOnline new prospective members. BuyersOnline's goal is to build a national consumer membership organization. Its strategy for achieving this goal is to focus on expanding service and product offerings, continue its member referral and rebate program, continue development of its agent sales program, promote a television advertising program, and pursue Internet advertising to attract new members.

     BuyersOnline provides services that it believes are perceived by consumers and businesses as essential or are compatible with their normal annual expenditures. Since its inception in January 1996, BuyersOnline focused on selling long distance service. This focus has enabled BuyersOnline to build the size of its membership base. With the recent explosion in Internet commerce, especially among small businesses, BuyersOnline is now offering low cost Internet access to its members.

     We are now expanding our selection to include a broader range of consumer products and services, including auto parts, music, clothing and accessories, computer products, health and beauty products, sports products, travel services, toys, pet supplies, home and garden products, specialty food items, and office supplies. In the second half of 2000, BuyersOnline launched its new web site that enables members to purchase these products online and receive from BuyersOnline a rebate on each product and service purchase. By expanding its service and product offerings, BuyersOnline believes that membership will be attractive to a larger number of prospective members and existing members will have added incentive for staying with BuyersOnline.

     BuyersOnline has over 21,000 members. Its target market includes networking professionals, small businesses, and middle-class families with an annual household income between $30,000 and $100,000, as these are the most likely to respond actively to the savings opportunity offered by BuyersOnline. Members reside mostly in high population centers and they tend to spend more than the average on long distance services. Approximately one-third of the present membership consists of small businesses and entrepreneurs who operate home-based businesses.

Results of Operations - Year Ended December 31, 2000 Compared to 1999

     Revenues increased 535% during 2000 to $7,355,559 as compared to $4,755,687 during 1999. The increase was due to higher membership in general resulting from BuyersOnline's ongoing promotional efforts, particularly those involving independent agents. Membership at the end of 2000 increased 53% as compared to the previous year. In 1999, BuyersOnline began aggressively lowering its long distance rates, but also began negotiating with additional vendors to lower the cost of long distance service provided to members. As a result, BuyersOnline now uses four long distance wholesalers. While the costs of revenues increased 54% during 2000 to $4,773,707 as compared to $3,096,490 during 1999 due to the increase in members, the gross profit margin during 2000 remained relatively steady at 35.1% vs. 34.9% for 1999. We intend to continue negotiating lower wholesale rates and improving our gross margins as we expand and diversify our services base.

     Total operating expenses other than costs of revenues increased 171% during the year ended December 31, 2000 compared to 1999. General and administrative costs in 2000 increased 136% to $5,224,290 compared to $2,217,165 in 1999. Selling and promotion costs increased 240% to $3,855,241 during 2000 from $1,132,616 during the same period in 1999. The increases in both areas stem from our ongoing efforts in significantly expanding our business. Toward the end of 1999, BuyersOnline began to increase spending in strategic areas to prepare for revenue growth during the year 2000. In the sales and promotion area, increases during 2000 stem in part from higher commissions paid in proportion to higher revenue amounts, along with additional employees hired to maintain and service the expanded agent sales channel. BuyersOnline also hired personnel to continue expanding existing, and develop new sales channels. Almost one-third of the increase in selling and promotion expense resulted from the costs of production of an infomercial, which we plan to televise during 2001. In the general and administrative categories, most of the higher costs resulted from an increase in internal and external information technology personnel and other resources obtained to significantly increase BuyersOnline's ability to handle the higher order rate expected once the infomercial begins regular broadcasts. BuyersOnline also developed and implemented a new web page launched in August 2000, in part to prepare for infomercial marketing support, but also to increase agent marketing support. It also allows members to purchase online varied unrelated products and services from outside vendors through BuyersOnline's Internet Portal. The vendors then will pay BuyersOnline rebates which will be passed on to the members. In addition, general and administrative expenses were higher due to executive support of the infomercial development process, fund raising efforts conducted throughout the year, and an overall increase in administrative support personnel required to implement our increased activity during the year. During January 2001, the Company took steps to halt any further significant increases in operating costs not directly related to existing revenues such as costs of revenues or commissions. The Company feels that cost levels at the end of 2000 and beginning of 2001 are sufficient to enable it to continue sales increases in existing channels, and does not plan on increasing administrative support or promotional costs associated with the infomercial until the related financing is accomplished.

     Interest income for 2000 was $21,943 as compared to $49,454 earned in 1999. The difference is attributable to the amount of funds on hand during 1999, primarily as a result of the Series A preferred stock offering completed during 1999's third quarter. Interest expense for 2000 was $1,626,212 as compared to $123,628 for 1999. Interest expense for 2000 included $614,119 of amortization of discounts on notes payable. The discounts resulted from a portion of the debt proceeds being allocated to warrants issued together with the loans. Interest expense also included an interest charge of $722,050 related to a beneficial conversion feature associated with the modification and extension of a $1,050,000 note payable. Not inExcluding the discount amortization and beneficial conversion feature, interest expense increased 135% as a result of higher interest rates and higher overall borrowings in 2000.

     During 2000, BuyersOnline recognized an extraordinary loss of $1,024,574 on early extinguishment of debt. BuyersOnline obtained $2,545,000 of debt financing during 2000, which was subsequently exchanged for Series B 8% cumulative convertible preferred stock and warrants to purchase common stock. The difference between the estimated fair value of the Series B preferred stock and warrants and the carrying amount of the debt was recognized as a loss on early extinguishment of debt.

     As a result of the above factors, theoverall net loss before preferred stock dividends increased 417% to $9,126,522 for 2000 as compared to $1,764,758 for 1999. During 2000, preferred stock dividends amounted to $2,481,592, consisting of $383,458 of 8% cumulative dividends on outstanding shares of Series A 8% cumulative convertible preferred stock and Series B preferred stock and $2,098,134 of preferred stock dividends related to the beneficial conversion feature associated with the issuance of 453,800 shares of Series B preferred stock. During 1999, $160,127 of preferred stock dividends were recorded related to Series A preferred stock.

Liquidity and Capital Resources

     BuyersOnline has suffered recurring losses from operations. During the years ended December 31, 2000 and 1999, our net loss applicable to common stockholders was $11,608,114 and $1,924,885, respectively. As of December 31, 2000, we had a working capital deficit of $3,866,430 and an accumulated deficit of $18,803,645. During the years ended December 31, 2000 and 1999, our operations used $3,476,070 and $1,910,397 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 31, 2000, the Company has obtained $1,100,000 of additional funding through the sale of convertible preferred stock and warrants and has received $390,000 of short-term debt financing. However, BuyersOnline needs additional capital to finance future operations until its business objectives are implemented and generate sufficient revenue to sustain the business. Management is attempting to raise additional capital to fund operations and provide working capital; however, there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. If we do not obtain financing, there is no assurance that BuyersOnline will succeed in achieving profitable operations. We estimate that we will need additional capital of approximately $12 million to fund operating expenses, plus fund our proposed marketing and expansion programs through the end of 2001.

     BuyersOnline's current ratio at the end of 2000 declined to 0.3:1 from 1.7:1 at the end of 1999. The primary reasons for the decline was the cash used to fund operations during the year and the related increase in accrued liabilities and accounts payable. Accrued liabilities rose due to higher accrued payroll and commission costs resulting from the overall increases in employees during the year and the higher revenue amounts, respectively. In addition, accrued dividends payable were higher at the end of the year as a result of the additional preferred stockholders from the Series B preferred stock offering. Accrued liabilities were also higher due to accrued severance costs primarily payable to the former chief executive officer.
Accounts payable rose during the year due to the higher overall level of costs attained during the year, along with proportionately higher revenue-related excise taxes billed and owing at the end of the respective periods. In addition, current liabilities rose as a result of reclassifying from long-term to short-term a $1,050,000 note payable and from the addition of a $100,000 short-term promissory note due to a member of the board of directors.

     In March 2000, BuyersOnline reached an agreement to extend repayment of the outstanding note payable in the amount of $1,050,000 to April 15, 2001. Under the terms of the extension, BuyersOnline agreed to increase the interest rate on the note to 18% per annum beginning April 15, 2000, grant the holder the right to convert the note to common stock at the rate of $3.00 of principal per share, or a total of 350,000 shares, and grant the holder the right to register the shares of common stock for resale under the Securities Act of 1933 under certain circumstances. In March 2001, the note holder agreed to extend the due date to June 1, 2001.

     During 2000, BuyersOnline raised $2,795,000 in loans from management and accredited investors as defined in Rule 501 of Regulation D adopted under the Securities Act of 1933. As an inducement to make the loans, we issued to the lenders warrants to purchase 1,432,500 shares of common stock at exercise prices of between $2.00 and $2.50 per share. In September, the Company entered into a unit sales agreement with First Level Capital, Inc., a stock brokerage firm, providing for the sale of up to 1,234,500 units, each unit consisting of one share of 8% Series B 8% cumulative convertible preferred stock and five common stock purchase warrants at an offering price of $10.00 per unit or a total of $12,345,000. Loans in the amount of $2,545,000 were exchanged in the offering for 254,500 units. An additional 199,930 units were sold for cash of $1,993,000 before the end of 2000 and 110,000 units have been sold for $1,100,000 in cash since the beginning of 2001. All of these sales were made to accredited investors. Each share of Series B preferred stock is convertible to five shares of common stock, subject to adjustment under certain circumstances. Each warrant included in the units entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and expire in December 2002. As commissions for its sales effort, First Level Capital and its affiliates received cash payments of $476,840 and warrants to purchase 351,800 shares of common stock on terms identical to the warrants except that the term was for five years instead of two. All of the foregoing securities were offered and sold in reliance on the exemptions from registration contained in
Section 4(2) of the Securities Act of 1933 and Rule 506 of
Regulation D.

     BuyersOnline will continue to pursue additional financing in 2001. In February 2001, we entered into a financial advisory agreement with Copp Wheelock Partners, LLC, of Addison, Texas, under which Copp Wheelock will assist us in locating strategic alliances or acquisitions related to products, services, and marketing, and locating potential sources of financing for our operations. As compensation for these services we paid to Copp Wheelock a base fee of $10,000, and have agreed to pay an additional $10,000 upon obtaining additional financing. Copp Wheelock will also receive success fee ranging from 1.25% to 7.00% on each financing or strategic partner transaction resulting from its services. If Copp Wheelock locates at least $1,000,000 in financing for BuyersOnline, we will pay a monthly advisory fee of $10,000 over a term of not less than five months. Further, we agreed to issue to Copp Wheelock warrants to purchase up to 300,000 shares of common stock at an exercise price of $2.50 per share over a term of five years that vest incrementally based on financing of up to $3,000,000 obtained through Copp Wheelock. Additional warrants may be issued up to a maximum of 3% fully diluted equity interest in BuyersOnline for additional financings obtained under the agreement. In January 2001, BuyersOnline entered into a finder agreement with Howard Bronson Associates, Inc., of New York City, New York, under which we paid Howard Bronson & Associates a $10,000 retainer and agreed to pay an additional 3% of funds realized through any financing source identified by Howard Bronson Associates.

     The Company is currently in the final stages of negotiations with a financing company to provide a line of credit secured by BuyersOnline's billed and unbilled accounts receivable. In addition, the Company has begun efforts with various parties to secure additional financing in order to begin significant infomercial broadcasting during the latter part of 2001.
However, there can be no assurance that the Company will successfully complete its efforts to raise additional amounts sufficient for the Company to achieve profitable results in the long term.

Forward-looking statements

     The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by BuyersOnline. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that BuyersOnline expects or anticipates will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect BuyersOnline's operations and financial condition. These factors include the availability of capital, competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to members, legal and regulatory initiatives affecting long distance service, and conditions in the capital markets. Forward-looking statements made by BuyersOnline are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

                  ITEM 7.  FINANCIAL STATEMENTS

      The financial statements of BuyersOnline appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants from January 2000 to the present.

                            PART III

     The information required by each of the Items listed below is incorporated herein by reference to the definitive proxy statement of BuyersOnline for the 2001 annual meeting of stockholders, which BuyersOnline proposes to file with the Securities and Exchange Commission on or before April 30, 2001:

     Information required by "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act," is incorporated by reference to the proposed caption "Directors and Executive Officers" in the proxy statement;

     Information required by "Item 10. Executive Compensation," is incorporated by reference to the proposed caption "Executive
Compensation" in the proxy statement;

     Information required by "Item 11. Security Ownership of Certain Beneficial Owners and Management," is incorporated by reference to the proposed caption "Security Ownership of Management and Principal Stockholders" in the proxy statement; and

     Information required by "Item 12.  Certain Relationships and
Related Transactions," is incorporated by reference to the proposed caption "Certain Relationships and Related Transactions" in the proxy statement.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit   SEC Ref.    Title of Document                     Location*
No.       No.

  1       (2)         Agreement and Plan of Merger dated   Form 10-SB
                       March 15, 1999

  2       (3)         Certificate of Incorporation         Form 10-SB

  3      (3)&(4)      Certificate of Designation of        Form 10-SB
                        Series A Preferred Stock

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

  6       (10)        Options granted to Gary Smith        Form 10-SB

  7       (10)        Options granted to G. Douglas Smith  Form 10-SB

  8       (10)        Options granted to Paul Jarman       Form 10-SB

  9       (10)        Long-Term Stock Incentive Plan       Form 10-SB

  10      (10)        Commercial Lease                     Form 10-SB

  11      (10)        Memorandum of Agreement with Gary    Form 10-SB
                        Smith dated May 11, 1999           Am. No. 1

  12      (10)        Consulting Agreement with First      Form 10-SB
                        Level Capital                      Am. No. 3

  13      (10)        Memorandum of Agreement with Gary    1999 Fm 10K
                        Smith dated July 20, 1999

  14      (10)        Note Restructuring Agreement with    1999 Fm 10K
                        George Brimhall dated
                        March 16, 2000

  15      (21)        List of Subsidiaries                 1999 Fm10K

  16     (3.16)       Series B Preferred Stock Designation   Page E-1

  17     (4.17)       Form of Registration Rights Agreement  Page E-9

  18    (10.18)       Selling Agent Agreement with First
                        Level Capital Dated
                        September 7, 2000                    Page E-20

  19    (10.19)       Form of Sales Agent Agreement          Page E-40

  20    (10.20)       Financial Advisory Services Agreement
                        with Copp Wheelock Partners dated
                        February 1, 2001                     Page E-46

  21    (10.21)       Financial Advisory Services Agreement
                        with Howard Bronson Associates dated
                        January 25, 2001                     Page E-56

  22    (10.22)       Internet Service Agreement with Zaibon
                        Dated March 13, 2001                 Page E-58

  23    (10.23)       Form of Warrant issued to lenders      Page E-68

  24    (10.24)       Form  of  Warrant issued as  part  of
                        units with Series B Preferred Stock  Page E-76

  25    (10.25)       Agreement with Olive Enterprises,
                        Inc., regarding the services of
                        Dick Clark dated April 25, 2000      Page E-84

  26    (10.26)       Agreement with D.R. JR., Inc.,
                        services of Della Reese dated
                        April 25, 2000                       Page E-94

                              14
PAGE>

  27    (10.27)       Agreement with Marie, Inc.,
                        regarding the services of Marie
                        Osmond dated June 15, 2000           Page E-104

* Exhibits identified as in the "Form 10-SB" are incorporated herein by this reference to the Registration Statement on Form 10-SB filed by BuyersOnline with the Securities and Exchange Commission on August 3, 1999. Exhibits identified as in "Form 10-SB Am. No. 1" are incorporated herein by this reference to Amendment No. 1 to the Registration Statement on Form 10-SB/A filed September 21, 1999. Exhibits identified as in "Form 10-SB Am. No. 3" are incorporated herein by this reference to Amendment No. 3 to the Registration Statement on Form 10-SB/A filed
November 15, 1999. Exhibits identified as in "1999 Fm 10K" are incorporated herein by this reference to the annual report on Form 10-KSB for the year ended December 31, 1999, filed April 14, 2000.

Form 8-K Filings

     No reports on Form 8-K were filed in the last calendar quarter of 2000.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BUYERSONLINE.COM, INC.

Date:   March  30, 2001            By:/s/Theodore Stern, Chief
                                   Executive Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 2001            /s/Theodore Stern,   Chief
                                 Executive Officer and Director


Date:  March 30, 2001            /s/ Paul Jarman,    Chief
                                 Financial Officer and Treasurer


Date:  March 30, 2001            /s/ Steve Barnett, Director


Date:  April 5, 2001             /s/ Steven Scott, Director


Date:  March 30, 2001            /s/ Gary Smith, Director


Date:  March 30, 2001            /s/ Edward Dallin Bagley,
                                  Director

                BUYERSONLINE, INC. AND SUBSIDIARY

                Consolidated Financial Statements

                        TABLE OF CONTENTS


Report of Independent Public Accountants                      F-2

Consolidated Balance Sheet                                    F-3

Consolidated Statements of Operations                         F-4

Consolidated Statements of Stockholders' Equity (Deficit)     F-5

Consolidated Statements of Cash Flows                         F-8

Notes to Consolidated Financial Statements                   F-10

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To BuyersOnline.com, Inc.:


We have audited the accompanying consolidated balance sheet of BuyersOnline.com, Inc. (a Delaware corporation, formerly BUI, Inc.) and subsidiary as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BuyersOnline.com, Inc. and subsidiary as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. During the years ended December 31, 2000 and 1999, the Company's net loss applicable to common stockholders was $11,608,114 and $1,924,885, respectively. As of December 31, 2000, the Company had a working capital deficit of $3,866,430 and an accumulated deficit of $18,803,645. During the years ended December 31, 2000 and 1999, the Company's operations used $3,476,070 and $1,910,397 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Salt Lake City, Utah
March 29, 2001

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEET

                     As of December 31, 2000


ASSETS
Current assets:
    Cash . . . . . . . . . . . . . . . . . .   $    56,825
    Restricted cash . . . . . . . . . . . . .      227,770
    Accounts receivable, net of allowance for
     doubtful accounts of $296,000. . . . .      1,547,282
    Other current assets . . . . . . . . . .       212,155
                                                ----------
        Total current assets. . . . . . . . .    2,044,032
                                                ----------
Property and equipment:
    Computer and office equipment  . . . . .       966,715
    Internal-use software and web-site
     development costs . . . . . . . . . . .     1,500,823
    Furniture and fixtures  . . . . . . . . .      204,975
    Less accumulated depreciation and
     amortization . . . . . . . . . . . . . .     (521,848)
                                                 ---------
      Property and equipment, net . . . . . .    2,150,665
                                                 ---------
Other assets . . . . . . . . . . . . . . . .       208,210
                                                 ---------

         Total assets. . . . . . . . . . . .   $ 4,402,907
                                               ===========

LIABILITIES AND  STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable . . . . . . . . . . . . . .  $ 1,187,865
    Current portion of capital lease
     obligations . . . . . . . . . . . . . .       313,498
    Accounts payable . . . . . . . . . . . .     3,449,246
    Accrued liabilities. . . . . . . . . . .       660,421
    Accrued dividends payable on preferred
     stock . . . . . . . . . . . . . . . . .       223,896
    Accrued rebates. . . . . . . . . . . . .        75,536
                                                ----------
        Total current liabilities. . . . . .     5,910,462
Capital lease obligations, net of current
 portion. . . . . . . . . . .. . . . . . . .       314,756
                                                ----------
        Total liabilities. . . . . . . . . .     6,225,218
                                                ----------

Commitments and contingencies (Notes 1, 4 and 6)

Stockholders' deficit:
    Preferred stock, $0.0001 par value;
      5,000,000 shares authorized;
      Series A 8% cumulative convertible
      preferred stock; 1,875,000 shares
      issued and outstanding (liquidation
      value of $3,750,000). . . . . . . . . .         188
    Series B 8% cumulative convertible
       preferred stock; 453,800 shares
       issued and outstanding (liquidation
       value of $4,538,000). . . . . . . . . .         45
    Common stock, $0.0001 par value;
       100,000,000 shares authorized;
       3,988,940 shares issued and
       outstanding. . . . . . . . . . . . .           399
    Additional paid-in capital . . . . . . .   13,005,703
    Warrants and options outstanding . . . .    4,073,144
    Deferred consulting fees . . . . . . . .      (98,145)
    Accumulated deficit . . . . . . . . . . . (18,803,645)
                                               ----------
        Total stockholders' deficit . . . . .  (1,822,311)
                                               ----------
  Total liabilities and stockholders' deficit $ 4,402,907
                                              ===========

  See accompanying notes to consolidated financial statements.

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Year Ended December 31,
                                                 2000      1999
Revenues:
    Telecommunications services . . . . . . .  $  7,311,520  $  4,728,343
    Other . . . . . . . . . . . . . . . . . .        44,039        27,344
                                                -----------   -----------
        Total revenues . . . . . . . . . . .      7,355,559     4,755,687
                                                -----------   -----------
Operating expenses:
    Costs of revenues . . . . . . . . . . . .     4,773,707     3,096,490
    General and administrative . . . . . . .      5,224,290     2,217,165
    Selling and promotion. . . . . .. . . . .     3,855,241     1,132,616
                                                -----------   -----------
        Total operating expenses. .  . . . .     13,853,238     6,446,271
                                                -----------   -----------
        Loss from operations. . . . .  . . .     (6,497,679)   (1,690,584)
                                                -----------   -----------

Other income (expense):
    Interest  income . . . . . . . . . . . .         21,943        49,454
    Interest expense . . . . . . . . . . . .     (1,626,212)     (123,628)
                                                 ----------   -----------
        Total other expense  . . . . . . . .     (1,604,269)      (74,174)
                                                 ----------   -----------
        Loss before extraordinary item . . .     (8,101,948)   (1,764,758)

    Extraordinary item - Loss on early
      extinguishment of debt . . . . . . . .     (1,024,574)            -
                                                 ----------   -----------

        Net loss . . . . . . . . . . . . . .   $ (9,126,522) $ (1,764,758)
                                                 ==========   ===========

Preferred stock dividends:
    8% dividends on Series A and B preferred
     stock . . . . . . . . . . . . . . . . .       (383,458)     (160,127)
    Beneficial conversion feature related to
     Series B preferred stock . . . . . . . .    (2,098,134)            -
                                                 ----------   -----------
        Total preferred stock dividends. . .     (2,481,592)      160,127)
                                                 ----------   -----------

Net loss applicable to common stockholders .  $ (11,608,114) $ (1,924,885)
                                                 ==========   ===========

Basic and diluted net loss per common share:
    Net loss applicable to common
      stockholders before extraordinary item .$       (2.84) $     (0.60)
    Extraordinary item - loss on early
      extinguishment of debt . . . . . . . . .        (0.28)           -
                                                -----------    ---------
    Net loss applicable to common
      stockholders . . . . . . . . . . . . . .$       (3.12) $     (0.60)
                                                ===========    =========
Weighted average common shares outstanding:
    Basic and diluted. . . . . . . . . . . .      3,724,671    3,223,090
                                                ===========    =========

  See accompanying notes to consolidated financial statements.

              BUYERSONLINE.COM, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Additional
                                                      Preferred Stock           Common Stock        Paid-in
                                                     Shares      Amount       Shares    Amount      Capital
Balance at December 31, 1998 . . . . . . . . . . .           -   $     -   2,949,549   $   295   $  3,610,152
    Retirement of treasury shares. . . . . . . . .           -         -     (74,162)       (7)      (141,793)
    Issuance of common shares for cash. .  . . . .           -         -      47,000         5        150,653
    Issuance of  common shares upon exercise
      of options . . . . . . . . . . . . . . . . .           -         -      19,468         2         52,409
    Issuance of common shares for services . . . .           -         -       4,480         -          8,951
    Issuance of common shares upon
      conversion of note payable . . . . . . . . .           -         -      62,500         6        124,994
    Issuance of options for consulting
      services . . . . . . . . . . . . . . . . . .           -         -           -         -        126,971
    Issuance of Series A preferred stock,
      net of offering costs                          2,000,000       200     500,000        50      3,213,838
    Preferred stock dividends. . . . . . . . . . .           -         -           -         -              -
    Net loss . . . . . . . . . . . . . . . . . . .           -         -           -         -              -
                                                     ----------     -----  ----------     -----     ----------
Balance at December 31, 1999 . . . . . . . . . . .   2,000,000       200   3,508,835       351      7,146,175
    Issuance of common shares and warrants
      for cash . . . . . . . . . . . . . . . . . .           -         -     150,000        15        187,184
    Issuance of common shares for services . . . .           -         -      28,650         3         62,316
    Conversion of preferred shares to common . . .    (125,000)      (12)    125,000        12              -
    Issuance of warrants for services and in
      connection with consulting agreements. . . .           -         -           -         -              -
    Amortization of  deferred consulting fees. . .           -         -           -         -              -
    Issuance of warrants with notes payable. . . .           -         -           -         -              -
    Issuance of options for debt guarantee . . . .           -         -           -         -              -
    Beneficial conversion feature in connection
       with debt extension                                   -         -           -         -        722,050
    Imputed interest on notes payable . . . . . .            -         -           -         -         37,742
    Issuance of Series B preferred stock and
       warrants, net of offering costs                 199,300        20           -         -        909,285
    Issuance of Series B preferred stock and
      warrants upon conversion of notes payable        254,500        25           -         -      1,523,146
    Beneficial conversion dividend on Series B
       preferred stock . . . . . . . . . . . . . .           -         -           -         -      2,098,134
    Preferred stock dividends. . . . . . . . . . .           -         -           -         -              -
    Issuance of common shares as payment of
      accrued preferred stock dividends                      -         -     176,455        18        319,671
    Net loss  . . . . . . . . . . . . . . . . . .            -         -           -         -              -
                                                     ----------  --------  ---------    -------    ----------
 Balance at December 31, 2000 . . . . . . . . . .    2,328,800   $   233   3,988,940   $   399   $ 13,005,703
                                                     ==========  ========  =========    =======    ==========

  See accompanying notes to consolidated financial statements.

              BUYERSONLINE.COM, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            Warrants/     Deferred
                                                     Treasury Stock          Options     Consulting
                                                    Shares     Amount      Outstanding      Fees
Balance at December 31, 1998. . . . . . . . . . .  (74,162)  $ (141,800)  $    52,411   $        -
    Retirement of treasury shares . . . . . . . .   74,162      141,800             -            -
    Issuance of common shares for cash . .  . . .        -            -             -            -
    Issuance of  common shares upon exercise
      of options. . . . . . . . . . . . . . . . .        -            -       (52,411)           -
    Issuance of common shares for services. . . .        -            -             -            -
    Issuance of common shares upon
      conversion of note payable. . . . . . . . .        -            -             -            -
    Issuance of options for consulting
      services. . . . . . . . . . . . . . . . . .        -            -             -            -
    Issuance of Series A preferred stock,
      net of offering costs . . . . . . . . . . .        -            -       179,500            -
    Preferred stock dividends . . . . . . . . . .        -            -             -            -
    Net loss. . . . . . . . . . . . . . . . . . .        -            -             -            -
                                                   --------   ----------    ----------   ----------
Balance at December 31, 1999. . . . . . . . . . .        -            -       179,500            -
    Issuance of common shares and warrants
      for cash. . . . . . . . . . . . . . . . . .        -            -       112,801            -
    Issuance of common shares for services. . . .        -            -             -            -
    Conversion of preferred shares to common. . .        -            -             -            -
    Issuance of warrants for services and in
      connection with consulting agreements . . .        -            -       473,703     (429,069)
    Amortization of deferred consulting fees. . .        -            -             -      330,924
    Issuance of warrants with notes payable . . .        -            -     1,427,654            -
    Issuance of options for debt guarantee. . . .        -            -       103,200            -
    Beneficial conversion feature in connection
       with debt extension. . . . . . . . . . . .        -            -             -            -
    Imputed interest on notes payable . . . . . .        -            -             -            -
    Issuance of Series B preferred stock and
       warrants, net of offering costs. . . . . .        -            -       754,457            -
    Issuance of Series B preferred stock and
      warrants upon conversion of notes payable .        -            -     1,021,829            -
    Beneficial conversion dividend on Series B
       preferred stock. . . . . . . . . . . . . .        -            -             -            -
    Preferred stock dividends . . . . . . . . . .        -            -             -            -
    Issuance of common shares as payment of
      accrued preferred stock dividends . . . . .        -            -             -            -
    Net loss. . . . . . . . . . . . . . . . . . .        -            -             -            -
                                                   --------   ----------   -----------    ---------
 Balance at December 31, 2000 . . . . . . . . . .        -   $        -   $ 4,073,144   $  (98,145)
                                                   ========   ==========   ===========    =========

  See accompanying notes to consolidated financial statements.

              BUYERSONLINE.COM, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                Accumulated
                                                 Deficit        Total
Balance at December 31, 1998                   $(5,270,646)  $(1,749,588)
    Retirement of treasury shares . . . . . . .          -             -
    Issuance of common shares for cash . .  . .          -       150,658
    Issuance of  common shares upon exercise
      of options . . . . . . . . . . . . . . .           -             -
    Issuance of common shares for services . .           -         8,951
    Issuance of common shares upon
      conversion of note payable . . . . . . .           -       125,000
    Issuance of options for consulting
      services . . . . . . . . . . . . . . . .           -       126,971
    Issuance of Series A preferred stock,
      net of offering costs. . . . . . . . . .           -     3,393,588
    Preferred stock dividends. . . . . . . . .    (160,127)     (160,127)
    Net loss . . . . . . . . . . . . . . . . .  (1,764,758)   (1,764,758)
                                                ----------     ---------
Balance at December 31, 1999 . . . . . . . . .  (7,195,531)      130,695
    Issuance of common shares and warrants
      for cash . . . . . . . . . . . . . . . .           -       300,000
    Issuance of common shares for services . .           -        62,319
    Conversion of preferred shares to common .           -             -
    Issuance of warrants for services and in
      connection with consulting agreements              -        44,634
    Amortization of deferred consulting fees .           -       330,924
    Issuance of warrants with notes payable. .           -     1,427,654
    Issuance of options for debt guarantee . .           -       103,200
    Beneficial conversion feature in connection
       with debt extension . . . . . . . . . .           -       722,050
    Imputed interest on notes payable. . . . .           -        37,742
    Issuance of Series B preferred stock and
       warrants, net of offering costs . . . .           -     1,663,762
    Issuance of Series B preferred stock and
      warrants upon conversion of notes payable          -     2,545,000
    Beneficial conversion dividend on Series B
       preferred stock . . . . . . . . . . . .  (2,098,134)            -
    Preferred stock dividends. . . . . . . . .    (383,458)     (383,458)
    Issuance of common shares as payment of
      accrued preferred stock dividends                  -       319,689
    Net loss . . . . . . . . . . . . . . . . .  (9,126,522)   (9,126,522)
                                               -----------    ----------
 Balance at December 31, 2000. . . . . . . . .$(18,803,645)  $(1,822,311)
                                               ===========    ==========

  See accompanying notes to consolidated financial statements.

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year Ended December 31,
                                                      2000         1999
                                                 ------------   ------------
Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . $ (9,126,522)  $ (1,764,758)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
        Extraordinary item - loss on early
         extinguishment of debt . . . . . . . . .   1,024,574              -
        Interest expense associated with
         beneficial conversion feature in connection
         with debt extension . . . . . . . . . . .    722,050              -
        Amortization of discount on notes payable .   614,119              -
        Depreciation and amortization . . . . . . .   331,027        103,024
        Issuance of warrants for services and
         amortization of deferred consulting fees .   375,558        126,971
        Issuance of common shares for services. . .    62,319          8,951
        Amortization of interest imputed on
         notes payable. . . . . . . . . . . . . . .    36,356              -
        Changes in operating assets and liabilities:
            Restricted cash . . . . . . . . . . . .   (57,083)      (128,424)
            Accounts receivable . . . . . . . . . .  (657,385)      (258,573)
            Other current assets. . . . . . . . . .    67,011        (11,919)
            Accounts payable. . . . . . . . . . . . 2,727,418         41,221
            Accrued liabilities . . . . . . . . . .   434,362        (58,402)
            Accrued rebates . . . . . . . . . . . .   (29,874)        31,512
                                                   -----------    -----------
            Net cash used in operating activities .(3,476,070)    (1,910,397)
                                                   -----------    -----------
Cash flows from investing activities:
    Purchases of propertyfurniture, fixtures
     and equipment . . . . . . . . . . . . . . . . (1,409,157)      (178,093)
    Purchase of other assets . . . . . . . . . . .   (208,210)             -
                                                   -----------   -----------
            Net cash used in investing activities .(1,617,367)      (178,093)
                                                    ----------   -----------
Cash flows from financing activities:
    Proceeds from borrowings under notes payable. . 2,795,000         49,000
    Principal payments on notes payable . . . . . .  (169,148)      (396,285)
    Principal payments on capital lease obligations  (372,059)       (42,454)
    Issuance of common shares for cash. . . . . . .   300,000        165,000
    Issuance of preferred shares for cash . . . . . 1,993,000      4,000,000
    Payment of offering costs related to stock
     and note issuances . . . . . . . . . . . . . .  (485,238)      (620,754)
                                                    ---------      ---------
         Net cash provided by financing activities  4,061,555      3,154,507
                                                    ---------      ---------
Net increase (decrease) in cash . . . . . . . . . .(1,031,882)     1,066,017
Cash at the beginning of the year . . . . . . . . . 1,088,707         22,690
                                                    ---------      ---------
Cash at the end of the year . . . . . . . . . . .  $   56,825   $  1,088,707
                                                    =========      =========
  See accompanying notes to consolidated financial statements.

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

                                               Year Ended December 31,
                                                  2000           1999
Supplemental cash flow information:
    Cash paid for interest. . . . . . . . . .   $  250,186   $  163,336
 . . . . . . . . . . . . .


Supplemental schedule of noncash investing and
  financing activities:
    Conversion of notes payable to common
     shares. . . . . . . . . . . . . . . . .    $2,545,000   $  125,000
    Exercise of stock options in connection
     with settlement of founders' agreements.            -       52,411
    Issuance of warrants in connection with
     the issuance of notes payable. . . . . .    1,427,654            -
    Issuance of warrants with preferred
     shares . . . . . . . . . . . . . . . . .    1,776,286      179,500
    Declaration of preferred stock dividends. 383,458 160,127 Issuance of common shares as payment of
     preferred stock dividends. . . . . . . .      319,689            -
    Beneficial conversion dividend on Series
     B preferred shares . . . . . . . . . . .    2,098,134            -
    Retirement of 74,162 shares of treasury
     stock. . . . . . . . . . . . . . . . . .            -      141,800
    Equipment acquired under capital lease
     arrangements . . . . . . . . . . . . . .      719,954      197,650

  See accompanying notes to consolidated financial statements.

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Nature of Operations

 The Company was originally incorporated in Utah on January 16, 1996 as WealthNet Incorporated ("WealthNet"). On November 13, 1997, WealthNet was merged into Linguistix Acquisition Inc. ("LAI"), a Utah corporation and wholly-owned subsidiary of Linguistix, Inc. ("Linguistix") (the "Linguistix Merger"). LAI was the surviving corporation and changed its name to Buyers United, Inc. ("Buyers United") in connection with the Linguistix Merger. In connection with the Linguistix Merger, Linguistix changed its name to Buyers United International, Inc. ("BUII").

 BUI, Inc. was incorporated in the state of Delaware on March 15, 1999, for the purpose of reincorporating BUII as a Delaware corporation. Effective April 9, 1999, BUII was merged into BUI, Inc. (the "BUI Merger"). In the BUI Merger, every four shares of BUII common stock and every four options to purchase shares of BUII's common stock were converted into one share of common stock of BUI, Inc. or options to purchase one share of BUI Inc.'s common stock. The accompanying consolidated financial statements have been retroactively restated to reflect the effect of the BUI Merger.

 On April 20, 2000, BUI, Inc. changed its name to
 BuyersOnline.com, Inc. in connection with the Company's plan to advertise and promote its products and services through the Internet.

 BuyersOnline.com, Inc., BUI, Inc., BUII, Buyers United and
 WealthNet are collectively referred to herein as the "Company."

 The Company is a consumer buying organization with the objective of providing high quality consumer products and services at favorable prices to its members. The Company forms strategic alliances with various consumer service providers in an effort to combine the purchasing power of its members to negotiate favorable prices from these providers. The Company markets its products and services principally by offering incentives to its members to refer additional members to the Company's products and services. During the years ended December 31, 2000 and 1999, the Company primarily provided discounted long distance telecommunication services to its members.

 The Company has suffered recurring losses from operations. During the years ended December 31, 2000 and 1999, the Company's net loss applicable to common stockholders was $11,608,114 and $1,924,885, respectively. As of
 December 31, 2000, the Company had a working capital deficit of $3,866,430 and an accumulated deficit of $18,803,645. Additionally, as of December 31, 2000, the Company had past due accounts payable of $1,161,050. During the years ended December 31, 2000 and 1999, the Company's operations used $3,476,070 and $1,910,397 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 9, subsequent to December 31, 2000, the Company has obtained $1,100,000 of additional funding through the sale of convertible preferred stock and warrants and $390,000 of additional short-term debt financing. However, the Company needs additional capital to finance future operations until its business objectives are implemented and generate sufficient
 revenue to sustain the business.   Management is attempting to
 raise additional equity capital to fund operations and provide working capital; however, there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

 The Company is subject to certain risk factors frequently encountered by companies lacking adequate capital and which are in the early stages of developing a business line that may impact its ability to become a profitable enterprise. These risk factors include:

 a) The consumer buying organization industry is characterized by intense competition, and many of the Company's competitors are substantially larger than the Company with greater financial and other resources. In addition, the Company is currently marketing telecommunications services, including long distance services, to its members. The U.S. long distance telecommunications industry is highly competitive and significantly influenced by the marketing and pricing strategies of the major industry participants, which are significantly larger than the Company and have substantially greater resources.

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


2. Summary of Significant Accounting Policies

 Principles of consolidation

 The accompanying consolidated financial statements include the accounts of BuyersOnline.com, Inc. and its wholly-owned subsidiary, Buyers United. All significant intercompany accounts and transactions have been eliminated upon consolidation.

 Use of estimates in the preparation of financial statements

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


 Revenue recognition

 The Company's revenue recognition policy with respect to reseller agreements is to record gross revenues and receivables from customers when the Company acts as principal in the transaction, takes title to the products or services, and the Company has risks and rewards of ownership, such as risk of loss for collection, delivery, or returns. With respect to commission or other agent or broker arrangements, the Company recognizes net commission revenues. Revenues from sales of products are recognized upon shipment of the products to the customers and revenues from commissioned services are recognized as the services are provided.

 Property and equipment

 Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades and enhancements. In March 2000, the Emerging Issues Task Force issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs." Pursuant to this pronouncement, the Company has capitalized the direct costs of major development related to its web site.

 Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows:

   Computer and office equipment . . . .   2 to 3 years
   Internal-use software and web site
     development costs . . . . . . . . .   2 years
   Furniture and fixtures . . . . . . . .  3 to 7 years

 Upon retirement or other disposition of property and equipment, the book value is removed from the asset and related accumulated depreciation accounts, and the net gain or loss is included in the determination of net income (loss).

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

 Member incentive payments

 Each month the Company rebates ten percent of collected usage revenue to its members under an incentive program. Collected usage revenue is defined as the usage portion of a bill that is paid in full within 45 days of the statement date. This rebate pool is disbursed every month to qualifying members according to the amount of usage generated by their referrals.

 The Company accounts for rebates by recording an accrual for the estimated rebates to be paid applicable to each month's revenues. The rebates are included in selling and promotion expense in the accompanying statements of operations. The rebates amounted to $467,596 and $380,375 during the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, accrued rebates amounted to $75,536.

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

 Net loss per common share

 Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

 Outstanding options to purchase 3,053,019 and 1,494,838 shares of common stock as of December 31, 2000 and 1999, respectively; 4,144,000 and 2,000,000 shares of common stock issuable upon the conversion of preferred stock as of December 31, 2000 and 1999, respectively; and 4,601,382 and 125,000 shares of common stock issuable upon exercise of warrants to purchase common stock as of December 31, 2000 and 1999, respectively, were not included in the computation of Diluted EPS because they would be antidilutive.

 Recent Accounting Pronouncements

 In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement, as amended, will be adopted by the Company effective January 1, 2001. The adoption of this statement is not expected to have a material impact on the Company's results of operations, financial position or liquidity.


3. Notes Payable

 As of December 31, 2000, the Company had a $1,050,000 note payable to an individual bearing interest at 18 percent payable monthly and was due April 15, 2001. The note was originally due April 15, 2000. On March 16, 2000, the Company amended the terms of the note to extend the maturity. The amended note provided a conversion feature whereby the holder may convert the note into common stock at $3.00 per share. On the date of the amendment the quoted market value of the Company's common stock exceeded the conversion price of $3.00 per share; therefore, the Company recorded a non-cash charge to interest expense of $722,050 representing the intrinsic value of the beneficial conversion feature. The note is secured by certain assets of, and guaranteed by a director of the Company. In connection with the extension of the note term, the guarantor was issued options to purchase 50,000 common shares at $2.95 per share to extend his guarantee. The estimated value of the options of $103,200, as determined by the Black-Scholes option pricing model, was recorded as debt financing costs and is being amortized to interest expense over the term of the note. Subsequent to December 31, 2000, the noteholder has agreed to extend the due date to June 1, 2001, under the same terms and conditions.

 During 2000, the Company entered into an arrangement with a financing company to pay certain insurance premiums. As of December 31, 2000, there was $39,252 still owing and due in monthly payments of $6,668 through March 2001. The amount owed under the arrangement bears interest at 6.6 percent. The amount owed under this arrangement has been included in notes payable.

 Also during 2000, various investors, including three members of the Company's Board of Directors, loaned the Company $2,795,000 under promissory note agreements. Certain of the notes were non-interest bearing for an initial term and if not repaid bore interest at rates ranging from 12 to 18 percent. The Company imputed interest of $37,742 for the non-interest periods which was recorded as a discount on the notes. The other agreements bore interest at rates ranging from 12 to 18 percent. One note for $150,000 was repaid, an 18 percent $100,000 note remained outstanding at December 31, 2000 with a carrying amount of $98,613, net of discount, and a due date of January 31, 2001. The remaining $2,545,000 of notes were exchanged for shares of Series
 B 8% cumulative convertible preferred stock and warrants in October 2000 (see Notes 7 and 8).

 In connection with the loans described above, the Company issued 1,432,500 warrants to the note holders and 32,500 warrants to the Placement Agent. The warrants entitle the holders to purchase shares of common stock at prices ranging between $2.00 and $2.50 per share until June 30, 2005. The estimated fair value of the warrants of $1,427,654, based on using the Black-
 Scholes pricing model, was allocated to the warrants and recorded as a discount to the carrying value of the notes.
 The discount was being amortized to interest expense over the term of the notes. When the notes were subsequently exchanged for Series B preferred stock and warrants to purchase common stock, the difference between the estimated fair value of the Series B preferred stock and warrants and the carrying amount of the debt was recognized as an extraordinary loss on early extinguishment of debt. The extraordinary loss on early extinguishment amounted to $1,024,574.


4. Leases

 In December 2000, the Company moved all of its operations into one new building and entered into a noncancellable operating lease agreement for the office space. The Company also has entered into operating leases for various pieces of office equipment.

 The Company has two capital leases for software and computer equipment. The Company has placed $175,000 in escrow as restricted cash as collateral for these leases. The following is a schedule of future minimum payments under the leases as of December 31, 2000:

  Year ending December 31,               Capital     Operating
                                         leases       leases

   2001 . . . . . . . . . . . . . . . .$  377,331   $  341,257
   2002 . . . . . . . . . . . . . . . .   336,921      376,581
   2003 . . . . . . . . . . . . . . . .         -      379,906
   2004 . . . . . . . . . . . . . . . .         -      387,681
   2005 . . . . . . . . . . . . . . . .         -      397,373
    Thereafter. . . . . . . . . . . . .         -      824,797
                                         ---------   ---------
    Total future minimum lease payments 714,252 $2,707,595 Less amount representing interest . . (85,998) =========
                                         ---------
    Total obligations under capital
     leases. . . . . . . . . . . . . . .  628,254
   Less current portion . . . . . . . .  (313,498)
                                         ---------
   Capital lease obligations, net of
    current portion                    $  314,756
                                         ========
 As of December 31, 2000, the Company leased software and equipment under capital leases with an original cost of $861,937 and accumulated amortization of $76,523.


5. Income Taxes

 The components of the Company's net deferred income tax assets and liabilities as of December 31, 2000, are as follows:

Deferred income tax assets:
  Net operating loss carryforwards . . . . .  $4,544,000
  Reserves and accrued liabilities . . . . .     313,000
  Other . . . . . . . . . . . . . . . . . . .    140,000
                                               ---------
       Total deferred income tax assets . . .  4,997,000
  Valuation allowance . . . . . . . . . . . . (4,586,000)
                                               ---------

      Net deferred income tax asset . . . . .    411,000
                                               ---------
Deferred income tax liabilities:
  Capitalized software costs . . . . . . . .    (293,000)
  Tax depreciation in excess of book
    depreciation . . . . . . . . . . . . . .    (118,000)
                                                --------
      Net deferred income tax liability . . .   (411,000)

      Net deferred income taxes . . . . . . . $        -
                                                ========

 As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $12,117,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The Company has not performed an analysis to determine if any such limitations have
 occurred.   The tax net operating loss carryforwards will
 expire beginning in 2012.

 No benefit for income taxes has been recorded during the year ended December 31, 2000. As discussed in Note 1, certain risks exist with respect to the Company's ability to continue as a going concern and due to this and other uncertainties, the Company's deferred income tax assets may not be realized. Accordingly, a valuation allowance has been recorded to reduce the deferred income tax assets.


6. Commitments and contingencies

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

 Series A 8% Cumulative Convertible Preferred Stock

 During 1999, the Board of Directors authorized the issuance of 2,000,000 shares of Series A 8% Cumulative Convertible
 Preferred Stock (the "Series A Preferred Stock") at an offering price of $2.00 per share. Gross proceeds of $4,000,000 were raised upon sale of the shares.

 In connection with the offering, the Company agreed to pay the Placement Agent a sales commission and expense allowance aggregating 13 percent of the gross proceeds from the sale of the Series A Preferred Stock. The Company also incurred approximately $91,000 of additional expenses in connection with the offering. As additional consideration for the sale of the preferred stock, the Company agreed to sell to the Placement Agent 500,000 shares of the Company's common stock at a price of $0.01 per share. The Company also agreed to enter into a two-year consulting agreement with the Placement Agent through which the Placement Agent will receive $3,000 per month for investment banking and advisory services provided to the Company. Pursuant to the terms of the offering, the Placement Agent designated two members of the Company's Board of Directors for two-year terms.

 As part of the Series A Preferred Stock offering, the Company issued warrants to purchase 125,000 shares of common stock to six individuals who purchased shares in the offering. The warrants expire five years after issuance and are exercisable at $1.25 per share. The Company allocated $179,500 of the proceeds received to the warrants based upon values determined by the Black-Scholes pricing model. All costs incurred and equity instruments issued in connection with the offering have been netted against the gross proceeds of the offering in additional paid-in capital.

 The Series A Preferred Stock is convertible to common stock at any time at the election of the holder and - under limited circumstances - at the election of the Company. The conversion rate is one for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price. The Series A Preferred Stock can be redeemed at the Company's election at any time commencing January 1, 2005, at a redemption price of $2.00 per share plus all accrued dividends as of the redemption date. During 2000, certain stockholders converted 125,000 Series A preferred shares into common shares.

 Series B 8% Cumulative Convertible Preferred Stock

 In September 2000, the Board of Directors authorized the issuance of 1,234,500 shares of Series B 8% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and related warrants to purchase common shares at an offering price of $10.00 per unit. Each unit consists of one share of Series B Preferred Stock and five warrants to purchase one share of common stock at an exercise price of $2.50 per share. As discussed in Note 3, during 2000 various investors made loans to the Company and subsequently elected to exchange their promissory notes for units. In addition to the converted loans of $2,545,000, the Company raised an additional $1,993,000 through the issuance of units through December 31, 2000 and subsequent to December 31, 2000, through the end of March 2001 had raised an additional $1,100,000.

 In connection with the unit offering, the Company agreed to pay the Placement Agent a sales commission and expense allowance aggregating 13 percent of the gross proceeds from the sale of the Series B Preferred Stock, in addition to 10 percent of the gross proceeds of certain related bridge financing. The Company also incurred approximately $23,000 of direct expenses in connection with the offering. As additional consideration, the Company agreed to issue to the Placement Agent warrants to purchase 319,300 shares of the Company's common stock at an exercise price of $2.50 per share.

 As part of the Series B Preferred Stock offering, the Company issued 2,269,000 warrants to purchase common stock at $2.50 per share. The Company allocated the net proceeds from the offering of $4,208,762 between the Series B Preferred Stock and the warrants based on estimated relative fair values. The Series B Preferred Stock was recorded at $2,432,476 and the warrants were recorded at $1,776,286. The estimated fair value of the warrants was determined using the Black-Scholes pricing model. The Series B Preferred Stock is convertible to common stock at any time at the election of the holder and - under limited circumstances - at the election of the Company. The conversion rate is five for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price. On most of the dates the Series B preferred shares were issued, the quoted market price of the Company's common stock exceeded the $2.00 conversion price. Accordingly, the Company measured the intrinsic value of the beneficial conversion feature as the difference between the quoted prices of the common stock into which the Series B preferred shares are convertible and the recorded value of the Series B preferred shares of $2,432,476. The total intrinsic value of the beneficial conversion feature of $2,098,134 has been reflected in the accompanying consolidated financial statements as a preferred stock dividend and as an increase to additional paid in capital.

 The Series B Preferred Stock can be redeemed at the Company's election at any time commencing January 1, 2004, at a redemption price of $10.00 per share plus all accrued dividends as of the redemption date.

 Cumulative dividends accrue on both Series A and B Preferred Stock at the rate of eight percent per annum from the date of original issue and are payable semi-annually on June 30 and December 31 of each year out of funds legally available for the payment of dividends. Dividends are payable in cash or common stock at the election of the Company. If paid in common stock, the number of shares issued will be based on the average of the closing bid prices for the common stock over the five trading days immediately prior to the dividend payment date. If the Company fails to pay any dividend within 60 days of its due date, the conversion price (see below) is adjusted downward by $0.25 per share for each occurrence. During the year ended December 31, 2000, the Company declared dividends aggregating $383,458, and to satisfy payment obligations issued a total of 176,455 shares of common stock. As of December 31, 2000, the Company had accrued dividends payable in the amount of

 $223,896. In February 2001, the Company settled the dividend payable by issuing 210,669 shares of common stock.

 The Series A and B Preferred Stock have no voting rights, except as required by the General Corporation Laws of Delaware that require class votes on certain corporate matters and matters affecting the rights of the holders of the Preferred Stock. The Preferred Stock is senior in right of payment in the event of liquidation and with respect to dividends to the common stock and all other subsequent preferred stock issuances that may be authorized. The Series A Preferred Stock has a liquidation preference of $2.00 per share and the Series B Preferred Stock has a liquidation preference of $10.00 per share.

 Issuance of  common stock

 In August 2000, the Company sold 150,000 shares of common stock to an individual for $300,000. The individual also received warrants to purchase 200,000 additional shares of common stock at $2.00 per share. Proceeds from the sale were allocated between common stock and the warrants based on the relative fair values. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The common stock was recorded at $187,199 and the warrants were recorded at $112,801.

 During 1999, the Company sold 47,000 shares of common stock in a private placement at prices ranging from $2.00 to $4.00 per share.

 Warrants to purchase common shares

 As mentioned above, the Company issued warrants in connection with its Series B preferred stock offering. In addition, the Company issued warrants when it issued and converted certain notes payable more fully described in Note 3. During 2000, the Company issued warrants in connection with the sale of 150,000 shares of common stock as described in the preceding paragraph. The Company also issued 223,082 warrants at prices ranging from $2.00 to $5.13 per share to various outside consultants and sales agents in exchange for services which were valued at $473,703. All of the warrants were exercisable at December 31, 2000. The following tables summarize the warrant activity for 2000 and 1999:

                                                           Weighted
                                                            Average
                                                           Exercise
                                   Warrants   Price Range     Price
   Balance at December 31, 1998           -          -           -
       Issued . . . . . . .         125,000      $1.25       $1.25
                                 ----------
   Balance at December 31, 1999     125,000      $1.25       $1.25
       Issued . . . . . . .       4,476,382  $2.00 - $5.13   $2.47
                                 ----------
   Balance at December 31, 2000   4,601,382  $1.25 - $5.13   $2.44


 Long-term Stock Incentive Plan

 Effective March 11, 1999, the Company established the Buyers United International, Inc. Long-term Stock Incentive Plan (the "Stock Plan"). The Stock Plan provides for a maximum of 1,200,000 shares of common stock of the Company to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the Stock Plan. The Committee may grant incentive stock options, non-qualified options, stock appreciation rights ("SAR") and, on a limited basis, grant stock awards. The terms and exercise prices of options and SARs will be established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2000, 572,451 options had been granted under this particular plan.

 Stock options

 The Company's Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees, and consultants as compensation and in connection with obtaining financing. The following tables summarize the option activity for 2000 and 1999:

                                                              Weighted
                                                               Average
                                                              Exercise
                                  Options      Price Range       Price
   Balance at December 31, 1998  1,339,645    $0.06 - $9.00     $2.82
       Granted . . . . . .         772,927    $2.00 - $5.39     $2.57
       Exercised . . . . .         (19,468)        $0.06        $0.06
       Canceled or expired        (598,266)   $2.00 - $5.39     $3.44
   Balance at December 31, 1999  1,494,838    $2.00 - $9.00     $2.40
       Granted . . . . . .       2,026,633    $2.00 - $5.13     $2.85
       Canceled or expired        (468,452)   $2.00 - $9.00     $2.67
   Balance at December 31, 2000  3,053,019    $2.00 - $9.00     $2.66

 A summary of the options outstanding and options exercisable at December 31, 2000 is as follows:

             Options Outstanding                  Options
                                                Exercisable
                              Weighted
                               Average                      Options
   Range of                   Remaining     Weighted      Exercisable   Weighted
   Exercise        Options   Contranctual    Average      at December    Average
   Prices        Outstanding    Life      Exercise Price    31, 2000   Exercise Price
-------------   ------------  ----------  --------------   ----------  ------------
  $2.00 - $3.99   2,728,879   5.8 years       $2.39      1,944,095    $2.23
  $4.00 - $5.99     321,640   4.5 years       $4.88        301,640    $4.87
  $6.00 - $9.00       2,500   1.0 years       $9.00          2,500    $9.00
                  ---------                              ---------
                  3,053,019   5.7 year        $2.66      2,248,235    $2.59
                  =========                              =========
 Stock-based compensation

 The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its grants of options to purchase common shares to employees. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method of the statement. The fair value of the stock options was estimated at the grant date by the Company based on the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes model: a weighted-average risk-free interest rate of 6.2 and 5.5 percent, a dividend yield of 0 and 0 percent, a weighted average volatility of 104.3 and
 71.0 percent, and weighted-average expected lives of 5.8 and
 8.1 years for the years ended December 31, 2000 and 1999, respectively. The weighted average fair value of options granted during the years ended December 31, 2000 and 1999, was $2.66 and $2.13, respectively. The net losses applicable to common stockholders under SFAS No. 123 for the years ended
 December 31, 2000 and 1999, would have been increased to the pro forma amounts indicated below:


                                        2000            1999
        Net loss applicable to
        common stockholders:
            As reported . . . . . . $ (11,608,114)  $ (1,924,885)
            Pro forma. . . . . . .    (13,526,510)    (2,203,921)

        Basic and diluted net loss
        per common share:
            As reported . . . . . . $       (3.12)  $      (0.60)
            Pro forma. . . . . . .          (3.63)         (0.68)

 Due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.


8. Related party transactions

 In October 2000, the Board approved a consulting agreement with Theodore Stern, Chairman of the Board of Directors. Mr. Stern was to earn a monthly fee of $6,000 plus expense reimbursement in connections with duties performed as the Company's Chief
 Executive Officer. The Board also approved a five-month consulting agreement for Gary Smith, also a member of the Board. In exchange for fund-raising and other services, Mr.
 Smith was to receive a monthly fee of $5,000. For the year ended December 31, 2000, Mssrs. Stern and Smith earned, $22,400 and $12,500 in fees, respectively. None of the fees have yet been paid, pending successful fund-raising efforts. As a result, these amounts were owed to these Directors as of December 31, 2000.

 During the first part of 2000, Steve Barnett was engaged as an outside consultant before becoming a director. The Company incurred $24,500 in fees billed by Mr. Barnett, of which $8,300 remained unpaid at December 31, 2000.

 During 2000, directors Theodore Stern, Dal Bagley, and Harold
 C. McCray loaned the Company a total of $595,000, $275,000, and $150,000 as bridge financing, respectively. The Company issued
 14% and 18% promissory notes, with maturity dates ranging from July 31, 2000 to June 30, 2001. On September 1, 2000 the
 Company repaid the loan to Mr. McCray and the rest of the notes were converted into Series B Convertible Preferred Stock and related warrants (see Notes 3 and 7). The directors also received warrants as part of their promissory notes and preferred stock conversions. The five- and two-year warrants have an exercise price of $2.50 per share. The total number of warrants issued to the three directors was 680,000, 275,000, and 75,000, respectively.

 Mr. Stern also loaned the Company $100,000 in December 2000.
 The Company issued a promissory note, payable on demand.  The note is secured by the Company's accounts receivable and
 accrues interest at 12 percent.  If the note hadn't been paid by February 1, 2001, 10,000 shares of common stock were to be
 issued.    The note wasn't repaid at that time and the Company
 has since complied with the additional terms.


9. Subsequent Financing

 Subsequent to December 31, 2000, the Company received approximately $1,100,000 of proceeds from the issuance of 110,000 shares of Series B Preferred Stock and 550,000 warrants to purchase common stock (see Note 7). The Company also received $390,000 from the issuance of various notes payable to a director of the Company. The notes bear interest at 12 percent, are due and payable on demand, and are secured by accounts receivable. In connection with the issuance of these notes, the Company issued 41,000 shares of common stock.




