Form 10KSB/A
period 2000-12-31
BUYERSONLINECOM INC
filed 2001-04-30
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB
                         Amendment No. 1

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

Documents incorporated by reference:

     This Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, is filed to present the information required by Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a);
Item 10. Executive Compensation; Item 11. Security Ownership of Certain Beneficial Owners and Management; and, Item 12. Certain Relationships and Related Transactions, of Form 10-KSB. Incorporated herein by this reference are the following Items of Form 10-KSB included in the Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 10, 2001, a copy of which is attached hereto as Exhibit 99.1:

ITEM NUMBER AND CAPTION                                           Page *
Part I

1.  Description of Business                                          3

2.  Description of Properties                                        8

3.  Legal Proceedings                                                8

4.  Submission of Matters to a Vote of Security Holders              8

Part II

5.   Market  for  Common Equity and  Related  Stockholder Matters    8

6. Management's Discussion and Analysis of Financial Condition 9 and Results of Operations

7.   Financial Statements                                           11

8.   Changes in and Disagreements with Accountants                  12
     on Accounting and Financial Disclosure

Part III

13.  Exhibits and Reports on Form 8-K                               17

* Page references are to the page where the Item begins in the Annual Report on Form 10-KSB for the year ended December 31,
2000,  filed with the Securities and Exchange Commission on April
10, 2001

                        Table of Contents

ITEM NUMBER AND CAPTION                                            Page

9.   Directors, Executive Officers, Promoters and Control             3
     Persons; Compliance  with  Section  16(a)  of  the Exchange Act

10.  Executive Compensation                                           4

11.   Security Ownership of Certain Beneficial Owners and Management  7

12.  Certain Relationships and Related Transactions                   8

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with BuyersOnline for each of the directors and officers.

Name                Age  Positions (1)                   Since

Theodore Stern       71   Chairman  of the Board,  Chief   1999
                           Executive Officer and Director

Gary Smith           63   Director                         1999

Edward Dallin Bagley 62   Director                         1999

Steve Barnett        59   Director                         2000

Steven Scott         52   Director                         2000

G. Douglas Smith     31   Executive Vice President         1997

Paul Jarman          31   Treasurer, Secretary and         1997
                          Executive Vice President

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify.
Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     Theodore Stern retired as senior executive vice president and member of the board of directors of Westinghouse Electric Corporation at the end of 1992, after 34 years of service in a variety of positions with that company. After retiring from Westinghouse Electric, Mr. Stern served as vice chairman of the board of directors of Superconductivity, Inc., of Madison, Wisconsin, a small technology company, until it was acquired in April 1997. Mr. Stern currently is a member of the board of directors of Northern Power Systems of Waitsfield, Vermont, a manufacturer of renewable generation systems. Mr. Stern is also self-employed as a consultant to manufacturing companies.

     Gary Smith was the founder, majority owner and former President of HealthRider, Inc. From 1991 until sale of the business in 1997, he managed and directed every phase of business and sales operations at HealthRider. From 1997 to the present, Mr. Smith has been self-employed as a business consultant and advisor.

     Edward Dallin Bagley has been self-employed as an investment and financial consultant for the past five years. He is currently a director of Tunex International, Inc., Gentner
Communications Corp., and NESCO Corp.

     Steve Barnett has been self-employed for the past five years as a consultant to manufacturing and distribution companies on improving operations and business restructuring. He has continued to purchase and manage privately held manufacturing companies, as well as serving on the boards of non-owned private companies in connection with his consulting services. Since 1990, Mr. Barnett has been a Director of Chicago's Jewish Federation and Jewish United Fund and a Vice Chairman of the Board of Directors since 1997. Currently, he is a member of the JF/JUF Executive and Overall Planning & Allocations Committees.

      Steven Scott co-founded American Telecast Corp. with a partner in 1976, which is engaged in the business of developing television marketing campaigns for products and services. Mr. Scott is the winner of seven NIMA awards and two PLAY awards for best "Program Length Advertisements" from 1992 to 1998 by the two trade organizations in direct response television marketing.

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

Section 16(a) Filing Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of BuyersOnline and persons who own more than ten percent of a registered class of BuyersOnline's equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to BuyersOnline. Based on the copies of filings received by BuyersOnline, during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of BuyersOnline registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto, except Rod Smith who failed to file on a timely basis two reports on Form 4 pertaining to three transactions, Gary Smith who failed to file on a timely basis three reports on Form 4 pertaining to six transactions, Paul Jarman who failed to file on a timely basis one report on Form 4 pertaining to one transaction, Edward Dallin Bagley who failed to file on a timely basis one report on Form 4 pertaining to two transactions, and Steve Barnett who failed to file on a timely basis one report on Form 4 pertaining to one transaction.

                ITEM 10.  EXECUTIVE COMPENSATION

Annual Compensation

     The table on the following page sets forth certain information regarding the annual and long-term compensation for services in all capacities to BuyersOnline for the prior fiscal years ended December 31, 2000, 1999, and 1998, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                                     Annual       Long Term
                                  Compensation   Compensation
                                                  Securities
                                                  Underlying          All Other
Name and Principal Position   Year  Salary ($)  Options/SARs(#)    Compensation ($)
Theodore Stern                 2000    -0-           52,500           $22,400
  Chairman, Chief              1999    -0-             -0-               -0-
  Executive Officer            1998    -0-             -0-               -0-

G. Douglas Smith               2000  $113,215       200,000              -0-
    Executive Vice President   1999   $72,725        81,320              -0-
                               1998   $50,306          -0-               -0-

Paul Jarman                    2000  $113,215       200,000              -0-
    Executive Vice President   1999   $77,327          -0-               -0-
                               1998   $48,785        87,015              -0-

Stock Options

      The following table sets forth certain information with respect to grants of stock options during 2000 to the Named
Executive Officers.

                                                  % of Total
                                  Number of      Options/SARs
                                 Securities       Granted to
                                 Underlying      Employees in    Exercise or      Expiration
Name and Principal Position    Options Granted   Fiscal Year   Base Price ($/Sh)    Date
Theodore Stern                     52,500             3.4           $5.06           April
  Chairman, Chief                                                                   2005
   Executive Officer

G. Douglas Smith                  200,000            12.8           $3.25          September
   Executive Vice President                                                         2005

Paul Jarman                       200,000            12.8           $3.25          September
   Executive Vice President                                                         2005

      The  following  table sets forth certain  information  with respect  to  unexercised  options held  by  the  Named  Executive
Officers.   No  outstanding options held by the  Named  Executive
Officers were exercised in 2000.


                                 Number of Securities         Value of Unexercised
                           Underlying Unexercised Options     In-the-Money Options
                                 at Fiscal YearEnd (#)      At Fiscal Year End($)(1)
Name and Principal Position    Exercisable/Unexercisable   Exercisable/Unexercisable
Theodore Stern                        52,500/ -0-                   -0-/ -0-
  Chairman, Chief
  Executive Officer

G. Douglas Smith                   288,914/ 150,000                 -0-/ -0-
    Executive Vice President

Paul Jarman                        266,798/ 150,000                 -0-/ -0-
    Executive Vice President

___________________________________________

(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at December 31, 2000. The fair market value of BuyersOnline's common stock at December 31, 2000, is determined by the last sale price on that date, which was $0.97 per share.

Description of Long Term Stock Incentive Plan

     The purpose of the Long Term Stock Incentive Plan is to provide directors, officers, employees, and consultants with additional incentives by increasing their ownership interests in BuyersOnline. Directors, officers, and other employees of BuyersOnline and its subsidiaries are eligible to participate in the plan. In addition, awards may be granted to consultants providing valuable services to BuyersOnline. As of December 31, 2000, BuyersOnline and its affiliates employed approximately 83 individuals who are eligible to participate in the plan. A committee of the board or the entire board grants awards under the plan. Awards may include incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted stock, restricted stock units, performance shares, performance units, or cash awards.

     The committee or the Board of Directors has discretion to determine the terms of a plan award, including the type of award, number of shares or units covered by the award, option price, term, vesting schedule, and post-termination exercise period or payment. Notwithstanding this discretion: (i) the number of shares subject to an award granted to any individual in any calendar year may not exceed 100,000 shares; (ii) the option price per share of common stock may not be less than 100 percent of the fair market value of such share at the time of grant or less than 110% of the fair market value of such shares if the option is an incentive stock option granted to a stockholder owning more than 10% of the combined voting power of all classes of the stock of BuyersOnline (a "10% stockholder"); and (iii) the term of any incentive stock option may not exceed 10 years, or five years if the option is granted to a 10% stockholder. As of December 31, 2000, awards in the form of stock options to purchase a total of 572,451 shares were outstanding under the plan.

     A maximum of 1,200,000 shares of common stock may be subject to outstanding awards, determined immediately after the grant of any award under the plan. Shares of common stock, which are attributable to awards that have expired, terminated, or been canceled or forfeited during any calendar year, are available for issuance or use in connection with future awards.

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

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

     The table on the following page sets forth as of April 25, 2001, the number and percentage of the outstanding shares of common stock which, according to the information supplied to BuyersOnline, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of BuyersOnline, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                              Amount and Nature of Beneficial
                                         Ownership

                            Common    Conversion   Warrants &     Percent
Name and Address            Shares    Rights (1)   Options (2)  of Class (3)
Principal stockholders

George Brimhall                9,271    350,000             0        7.6
9211 North Martingale Road
Paradise Valley, AZ 85253

Rod Smith (4)                275,818     -0-          372,569       13.7
10225 North Oak Creek Lane
Highland, Utah 84003

Karl Malone                  100,000    500,000       650,000       22.7
139 East South Temple
Street, Suite # 240
Salt Lake City,  Utah 84111

Jack Harrison                162,500     -0-          200,000        8.0
2265 East 6595 South
Salt Lake City, Utah 84121

Officers and directors
Theodore Stern                83,486    377,500      772,500        22.4
2210 One PPG Place
Pittsburgh, PA 15222

Gary Smith (4)               337,584      -0-        140,000        10.6
14870 Pony Express Road
Bluffdale, Utah 84065

Edward Dallin Bagley         387,888    157,500      337,500        18.2
2350 Oakhill Drive
Salt Lake City, Utah 84121

Steve Barnett                 3,232      20,000      150,000         3.8
666 Dundee Road, Suite 1704
Northbrook, IL 60062

Steven Scott                   -0-          -0-     560,000        11.4
4525 S. Wasatch  Blvd.,
 Suite 302
Salt Lake city, UT 84124

G. Douglas Smith (4)         60,285         -0-     288,914         7.5
14870 Pony Express Road
Bluffdale, Utah 84065

Paul Jarman                  46,352         -0-     266,798         6.8
14870 Pony Express Road
Bluffdale, Utah 84065

All Executive officers and  918,827     555,000   2,515,712        53.8
  Directors as a Group
  (7 persons)

(1) These figures represent shares issuable on exercise of outstanding convertible securities. George Brimhall is the holder of a promissory note in the principal amount of $1,050,000, which is convertible to 350,000 shares of common stock. The remaining persons with figures in this column hold Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, which is non-voting but is presently convertible to voting common stock.

(2) These figures represent options and warrants that are vested or will vest within 60 days from the date as of which information is presented in the table.

(3) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options or conversion rights, and percentage ownership of all officers and directors as a group assuming all purchase and conversion rights held by such individuals are exercised.

(4)  Gary Smith is the father of Rod Smith and G. Douglas Smith.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following discussion includes certain relationships and related transactions that occurred during BuyersOnline's fiscal year ended December 31, 2000.

     In October 2000, the Board approved a consulting agreement with Theodore Stern, Chairman of the Board of Directors. Under the agreement Mr. Stern receives a monthly fee of $6,000 plus expense reimbursement in connections with duties performed as the Company's Chief Executive Officer. The Board also approved a five-month consulting agreement for Gary Smith, also a member of the Board. In exchange for fund-raising and other services, Mr. Smith receives a monthly fee of $5,000. For the year ended December 31, 2000, Messrs. Stern and Smith earned $22,400 and $12,500 in fees, respectively. None of the fees have yet been paid, pending successful fund-raising efforts. As a result, these amounts were owed to these Directors as of December 31, 2000.

     During the first part of 2000, Steve Barnett was engaged as an outside consultant before becoming a director. BuyersOnline incurred $24,500 in fees billed by Mr. Barnett, of which $8,300 remained unpaid at December 31, 2000.

     From May through August 2000, certain directors loaned funds to BuyersOnline as bridge financing for our working capital needs. In consideration for making the loans, BuyersOnline issued to the directors warrants to purchase common stock at an exercise price between $2.00 and $2.50 exercisable for a term of five years. The following table summarizes the loan transactions between the Company and those directors.

                                                   Annual
                     Principal                    Interest  Number of
Name                  Amount     Maturity Date      Rate     Warrants

Theodore Stern        $200,000    June 30, 2001       14%     100,000
                      $175,000    July 31, 2000       18%      87,500
                       $50,000    August 31, 2000     18%      25,000
                      $170,000    October 31, 2000    18%     170,000

Edward Dallin Bagley  $200,000    June 30, 2001       14%     100,000
                      $75,000     July 31, 2000       18%      37,500


     All of the foregoing loans were subsequently exchanged in October 2000, for Series B Convertible Preferred Stock and common stock purchase warrants of BuyersOnline. Mr. Stern received 59,500 shares of Series B Convertible Preferred Stock and 297,500 warrants to purchase common stock at a price of $2.50 per share that expire December 31, 2002. Mr. Bagley received 27,500 shares of Series B Convertible Preferred Stock and warrants to purchase 137,500 shares of common stock at an exercise price of $2.50 per share that expire December 31, 2002.

     Mr. Stern also loaned BuyersOnline $100,000 in December 2000. We issued a promissory note payable on demand accruing interest at 12 percent secured by our accounts receivable. If the note was not paid by February 1, 2001, 10,000 shares of common stock were to be issued in consideration of the none payment. The note was not repaid at that time, the 10,000 shares were issued to Mr. Stern, and the note remains an outstanding obligation.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BUYERSONLINE.COM, INC.


Date: April 30, 2001     By:/s/ Theodore Stern
                         Theodore Stern,  Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 30, 2001       /s/ Theodore  Stern, Chief Executive
                               Officer and Director


Date: April 30, 2001       /s/ Paul Jarman,  Chief  Financial
                               Officer and Treasurer


Date: April 30, 2001       /s/ Steve Barnett, Director


Date: April 30, 2001       /s/ Steven Scott, Director


Date: April 30, 2001       /s/ Gary Smith, Director


Date: April 30, 2001       /s/ Edward Dallin Bagley, Director