Form 10QSB
period 2001-03-31
BUYERSONLINECOM INC
filed 2001-05-15
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from     to

                   Commission File No. 0-26917

                     BUYERSONLINE.COM, INC.
(Exact name of small business issuer as specified in its charter)

           Delaware                         87-0528557
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

         14870 Pony Express Road, Bluffdale, Utah 84065
            (Address of principal executive offices)

                         (801) 532-8929
                   (Issuer's telephone number)

____________________________________________________________________
(Former name, address and fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity: 4,353,081 shares of common stock as of March 31, 2000.

Transitional Small Business Format:  Yes [  ]  No [ X ]

                           FORM 10-QSB
                     BUYERSONLINE.COM, INC.

                              INDEX
                                                              Page

PART I.   Financial Information

          Item 1.  Financial Statements                          3

           Condensed Consolidated Balance Sheets as of
           March  31, 2001 (unaudited) and December 31, 2000

           Condensed  Consolidated  Statements  of Operations    4
           for the Three  Months Ended March 31, 2001 and
           2000 (unaudited)

           Condensed Consolidated Statements of Cash Flows       5
           for the Three Months Ended March 31, 2001 and
           2000 (unaudited)

           Notes to Condensed Consolidated Financial Statements  6

          Item 2.  Management's Discussion and Analysis
          of Financial Condition And Results of Operations       7

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds    10

          Item 6.  Exhibits and Reports on Form 8-K             10

          Signatures                                            11

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                              (unaudited)
                                                March 31,   December 31,
                                                  2001         2000
                   ASSETS
Current assets:
    Cash                                     $   208,985    $    56,825
    Restricted cash                              230,907        227,770
    Accounts receivable                        1,713,388      1,547,282
    Other current assets                         147,490        212,155
                                             -----------    -----------
        Total current assets                   2,300,770      2,044,032
                                             -----------    -----------
Property and equipment, net                    2,067,407      2,150,665
Other assets                                     190,210        208,210
                                             -----------    -----------
         Total assets                        $ 4,558,387    $ 4,402,907
                                             ===========    ===========

   LIABILITIES AND  STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable                            $ 1,559,787    $ 1,187,865
    Current portion of capital lease
      obligation                                 323,479        313,498
    Accounts payable                           3,761,524      3,449,246
    Accrued liabilities                          561,752        660,421
    Accrued dividends payable on preferred
      stock                                      180,321        223,896
    Accrued rebates                               55,848         75,536
                                             -----------    -----------
        Total current liabilities              6,442,711      5,910,462

Capital lease obligation, net of current
  portion                                        230,042        314,756
                                             -----------    -----------
        Total liabilities                      6,672,753      6,225,218
                                             -----------    -----------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock                                  244            233
    Common stock                                     435            399
    Additional paid-in capital                14,242,551     13,005,703
    Warrants and options outstanding           4,377,537      4,073,144
    Deferred consulting fees                    (218,212)       (98,145)
    Accumulated deficit                      (20,516,921)   (18,803,645)
                                             -----------    -----------
        Total stockholders' deficit           (2,114,266)    (1,822,311)
                                             -----------    -----------
        Total liabilities and stockholders'
          deficit                            $ 4,558,387    $ 4,402,907
                                             ===========    ===========

                     See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       (unaudited)
                                               Three Months Ended March 31,
                                               ---------------------------
                                                      2001         2000
                                                   -----------   ---------
Revenues:
    Telecommunications services                     $2,919,717  $1,421,431
    Other                                               21,022           -
                                                   -----------   ---------
        Total revenues                               2,940,739   1,421,431
                                                   -----------   ---------
Operating expenses:
    Costs of revenues                                1,989,844     873,444
    General and administrative                       1,554,649     745,732
    Selling and promotion                              726,580     692,097
                                                   -----------   ---------
        Total operating expenses                     4,271,073   2,311,273
                                                   -----------   ---------
        Loss from operations                        (1,330,334)   (889,842)
                                                   -----------   ---------
Other income (expense):
    Interest  income                                     5,251       8,583
    Interest expense                                  (187,374)    (35,677)
                                                   -----------   ---------
        Total other (expense)                         (182,123)    (27,094)
                                                   -----------   ---------
        Net loss                                   $(1,512,457)  $(916,936)
                                                   ===========   =========
Preferred stock dividends:
    8% dividends on Series A and B preferred stock     180,321      79,781
    Beneficial conversion feature related to Series
      B preferred stock                                 20,498           -
                                                   -----------   ---------
        Total preferred stock dividends                200,819      79,781
                                                   -----------   ---------
Net loss applicable to common stockholders         $(1,713,276)  $(996,717)
                                                   ===========   =========
Net loss per common share:
    Basic and diluted                              $     (0.42)  $   (0.28)
                                                   ===========   =========
Weighted average common shares outstanding:
    Basic and diluted                                4,127,397   3,547,169
                                                   ===========   =========

                     See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    (unaudited)
                                              Three Months Ended March 31,
                                              ---------------------------
                                                    2001         2000
                                                    ----         ----
Cash flows from operating activities:
    Net loss                                    $(1,512,457)  $(916,936)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization
                                                    248,807      50,969
        Interest expense resulting from issuing
         common stock with notes                     66,498           -
        Amortization of discount on notes payable     1,387           -
        Amortization of note financing costs         41,280           -
        Amortization of deferred consulting fees      4,933           -
        Services rendered in exchange for shares
         of common stock                              6,181           -
        Expense related to the grant of options
         to purchase common shares                    1,992       8,917
        Changes in operating assets and liabilities:
            Restricted cash                          (3,137)     53,213
            Accounts receivable                    (166,106)    133,922
            Other current assets                     23,385     (16,394)
            Accounts payable                        312,278     (72,918)
            Accrued rebates                         (19,688)      4,629
            Accrued liabilities                     (98,669)    133,012
                                                -----------   ---------
              Net cash used in
              operating activities               (1,093,316)   (621,586)
                                                -----------   ---------

Cash flows from investing activities:
    Decrease (increase) in other assets              18,000      (8,210)
    Purchases of property and equipment            (165,549)    (69,988)
                                                -----------   ---------
              Net cash used in investing
              activities                           (147,549)    (78,198)

Cash flows from financing activities:
    Proceeds from borrowings under notes payable,
     net of debt issue costs                        390,000           -
    Principal payments on notes payable             (19,465)          -
    Principal payments on capital lease obligation  (74,733)    (14,604)
    Issuance of preferred shares for cash,
     net of offering costs                        1,097,223           -
                                                -----------   ---------
             Net cash provided by financing
             activities                           1,393,025     (14,604)
                                                -----------   ---------
Net increase (decrease) in cash                     152,160    (714,388)
Cash at the beginning of the period                  56,825   1,088,707
                                                -----------   ---------
Cash at the end of the period                   $   208,985   $ 374,319
                                                ===========   =========
Supplemental cash flow information:
    Cash paid for interest                      $    68,775   $  35,677
Supplemental schedule of noncash investing
 and financing activities:
    Issuance of common shares in payment of
      preferred stock dividend                  $   223,896   $ 160,127
    Issuance of common shares in payment of
      deferred services                             125,000     213,994
    Beneficial conversion dividend on Series
      B preferred shares                             20,498           -
    Accrual of dividend payable on preferred
      stock                                         180,321      79,781
    Capital expenditures financed with
      capital lease obligation                            -       7,750

                     See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 2001
                           (unaudited)


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

 For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.


2. Series B Preferred Stock

 During the three months ended March 31, 2001, the Company issued an additional 110,000 shares of preferred stock and 550,000 warrants to purchase common stock. The Company allocated the net proceeds from the offering of $1,097,223 between the Series B Preferred Stock and the warrants based on estimated relative fair values. Accordingly, the stock was recorded at $794,822 and the warrants were recorded at $302,401. The Series B Preferred Stock Offering closed on April 13, 2001.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

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

BuyersOnline provides services that it believes are perceived by consumers and businesses as essential or are compatible with their normal annual expenditures. Since its inception in January 1996, BuyersOnline has focused on selling long distance service. This has enabled BuyersOnline to build the size of its membership base. With the increases in Internet commerce, especially among small businesses, BuyersOnline is now offering low cost Internet access to its members.

The Company is now expanding its selection to include a broader range of consumer products and services, including auto parts, music, clothing and accessories, computer products, health and beauty products, sports products, travel services, toys, pet supplies, home and garden products, specialty food items, and office supplies. In the second half of 2000, BuyersOnline launched its new web site that enables members to purchase these products online and receive from BuyersOnline a rebate on each product and service purchase. By expanding its service and product offerings, BuyersOnline believes that membership will be attractive to a larger number of prospective members and existing members will have added incentive for staying with BuyersOnline.

BuyersOnline has over 21,000 members. Its target market includes networking professionals, small businesses, and middle-class families with an annual household income between $30,000 and $100,000, as these are the most likely to respond actively to the particular savings opportunities offered by BuyersOnline.
Members reside mostly in high population centers and they tend to spend more than the average on long distance services. Approximately one-third of the present membership consists of small businesses and entrepreneurs who operate home-based businesses.

Results of Operations

Total revenues from telecommunications and other services increased 107% to $2.94 million for the three months ended March 31, 2001 as compared to $1.42 million for the same period in 2000. The increases are due to higher membership in general resulting from the Company's ongoing promotional efforts, particularly those involving independent agents. Costs of revenues for the three-month period ended March 31, 2001 were $1.99 million, a 128% increase as compared to $873,444 incurred during the comparable three-month period for the prior year.
Such costs as a percentage of revenue were 68% during 2001 as compared to 61% during 2000. The lower gross margin resulted from the Company pricing some of its services more aggressively during the quarter. In addition, much of the sales increase during the three months ended March 31, 2001 was derived from programs involving independent agents, which typically earn lower margins. As part of the Company's ongoing cost and vendor negotiation programs, the Company expects gross margins to increase slightly during the rest of the 2001 year.

Total operating expenses other than costs of revenues increased 58% during the quarter ended March 31, 2001 compared to 2000. General and administrative costs in 2001 increased 108% to $1.55 million compared to $745,732 in 2000. Selling and promotion costs increased 5% to $726,580 during 2001 from $692,097 in 2000. The increases in both areas stem from our ongoing efforts in significantly expanding our business. During the latter part of 2000, BuyersOnline continued increasing spending in strategic areas to prepare for revenue growth. In the sales and promotion area, increases during 2001 stem in part from higher commissions paid in proportion to higher revenue amounts, along with additional employees hired to maintain and service the expanded agent sales channel. In the general and administrative categories, much of the higher costs resulted from an increase in internal and external information technology personnel and other resources obtained to significantly increase BuyersOnline's ability to handle the higher order rate expected once our infomercial begins regular broadcasts. BuyersOnline also consolidated various operating locations and moved into a single, larger facility during the year 2000. Some of the general and administrative increase stem from higher occupancy costs incurred as a result.

Interest income for the first three months of 2001 was $5,251 as compared to $8,583 earned in the comparable period of 2000. The decrease is attributable to the higher funds on hand during the first part of 2000, primarily as a result of the Series A preferred stock offering completed during 1999's third quarter. Interest expense for the three months ended March 31, 2001 included $41,280 of amortization of note financing costs, along with $66,498 which resulted from issuing shares of common stock in connection with notes payable during the quarter. Excluding such items, interest expense was 123% higher than during the first quarter of 2000. The difference resulted from higher amounts of capitalized lease obligations outstanding during 2001 as compared to the first quarter of 2000.

As a result of the above factors, the overall net loss before the Series A Preferred Stock dividend increased 65% to $1.51 million for the three months ended March 31, 2001 as compared to $916,936 for the three months ended March 31, 2000.

Liquidity and Capital Resources

BuyersOnline has suffered recurring losses from operations. During the quarters ended March 31, 2001 and 2000, our net loss applicable to common stockholders was $1.71 million and $996,717, respectively. As of March 31, 2001, we had a working capital deficit of $4.14 million and an accumulated deficit of $20.52 million. During the quarters ended March 31, 2001 and 2000, our operations used $1.09 million and $621,586 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to March 31, 2001, the Company has obtained $500,000 of additional debt funding from an unrelated third party. However, BuyersOnline needs additional capital to finance future operations until its business objectives are implemented and generate sufficient revenue to sustain the business. Management is attempting to raise additional capital to fund operations and provide working capital; however, there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. If the Company does not obtain financing, there is no assurance that BuyersOnline will succeed in achieving profitable operations. We estimate that we will need additional capital of approximately $12 million to fund operating expenses, plus fund our proposed marketing and expansion programs through the end of 2001.

BuyersOnline's current ratio at the end of March 31, 2001 remained relatively constant at 0.36:1 as compared to 0.35:1 at the end of 2000. Major components of working capital that changed during the first quarter of 2001 resulted from increases in accounts receivable due to higher quarterly sales levels, increases in notes payable stemming from note proceeds received, and higher accounts payable resulting from proportionately higher revenue-related excise taxes billed.

In March 2001, BuyersOnline reached an agreement to extend repayment of the outstanding note payable in the amount of $1,050,000 from April 15, 2001 to June 1, 2001.

BuyersOnline will continue to pursue additional financing in 2001. In February 2001, the Company entered into a financial advisory agreement with Copp Wheelock Partners, LLC, of Addison, Texas, under which Copp Wheelock will assist the Company in locating strategic alliances or acquisitions related to products, services, and marketing, and locating potential sources of financing for operations. As compensation for these services the Company paid to Copp Wheelock a base fee of $10,000, and has agreed to pay an additional $10,000 upon obtaining additional financing. Copp Wheelock will also receive success fees ranging from 1.25% to 7.00% on each financing or strategic partner transaction resulting from its services. If Copp Wheelock locates at least $1,000,000 in financing for BuyersOnline, the Company will pay a monthly advisory fee of $10,000 over a term of not less than five months. Further, the Company agreed to issue to Copp Wheelock warrants to purchase up to 300,000 shares of common stock at an exercise price of $2.50 per share over a term of five years that vest incrementally based on financing of up to $3,000,000 obtained through Copp Wheelock. Additional warrants may be issued in connection with other financing arrangements, however under the terms of the agreement Copp Wheelock's total diluted equity interest in the Company will never exceed 3%. In January 2001, the Company entered into a finder agreement with Howard Bronson Associates, Inc., of New York City, New York, under which it paid Howard Bronson & Associates a $10,000 retainer and agreed to pay an additional 3% of funds realized through any financing source identified by Howard Bronson Associates.

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

                   PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In September 2000, the Company entered into a unit sales agreement with First Level Capital, Inc., a stock brokerage firm, providing for the sale of up to 1,234,500 units, each unit consisting of one share of Series B 8% cumulative convertible preferred stock and five common stock purchase warrants at an offering price of $10.00 per unit or a total of $12,345,000. In the first quarter of 2001, an additional 110,000 units were sold for cash of $1,100,000. The sales were made to accredited investors in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each share of Series B preferred stock is convertible to five shares of common stock, subject to adjustment under certain circumstances. Each warrant included in the units entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and expire in December 2002.

     Theodore Stern, an officer and director, loaned BuyersOnline $100,000 in December 2000. We issued a promissory note payable on demand accruing interest at 12 percent secured by our accounts receivable. If the note was not paid by February 1, 2001, 10,000 shares of common stock were to be issued in consideration of the non-payment. The note was not repaid at that time, the 10,000 shares were issued to Mr. Stern, and the note remains an outstanding obligation. During the three months ended March 31, 2001, $390,000 in additional 12% notes were issued to Mr. Stern, and 41,000 shares were issued. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     During the first quarter of 2001, preferred stock dividends amounted to $180,321, consisting of $74,384 on outstanding shares of Series A 8% cumulative convertible preferred stock and $105,937 on outstanding shares of Series B 8% cumulative convertible preferred stock. These dividends were paid through the issuance of 210,669 shares of common stock to the holders of the preferred stock.

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

     Exhibits:  None.

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BUYERSONLINE.COM, INC.

Date: May 15, 2001         By: /s/ Douglas Smith, Vice President

Date: May 15, 2001         By: /s/ Paul Jarman, Treasurer