Form 10QSB
period 2001-06-30
BUYERSONLINECOM INC
filed 2001-08-14
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity: 4,558,081 shares of common stock as of August 13, 2001.

Transitional Small Business Format:  Yes [  ]  No [ X ]

                           FORM 10-QSB
                     BUYERSONLINE.COM, INC.

                              INDEX
                                                           Page

PART I.   Financial Information

          Item 1.  Financial Statements                       3

          Condensed Consolidated Balance Sheets as of         3
          June  30, 2001 (unaudited) and  December 31, 2000

          Condensed  Consolidated  Statements  of             4
          Operations for the Three Months Ended June 30,
          2001 and 2000 (unaudited)

          Condensed   Consolidated  Statements   of           5
          Operations for the Six Months Ended June 30,
          2001 and 2000 (unaudited)

          Condensed Consolidated Statements of Cash           6
          Flows for the Six Months Ended March 31,
          2001 and 2000 (unaudited)

          Notes to Condensed Consolidated Financial           8
          Statements

          Item. 2.  Management's Discussion and Analysis      9
          of Financial Condition And Results of Operations

PART II.  Other Information                                  13

          Item 1.  Legal Proceedings                         13

          Item.  2.  Changes in Securities  and  Use  of     13
          Proceeds

          Item 6.  Exhibits and Reports on Form 8-K          14

          Signatures                                         15

                   BUYERSONLINE.COM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                               June 30,    December 31,
                                                 2001        2000
                   ASSETS
Current assets:
      Cash                                   $  181,348    $    56,825
      Restricted cash                           615,352        227,770
      Accounts receivable, net                1,995,963      1,547,282
      Other current assets                      302,904        212,155
            Total current assets              3,095,567      2,044,032

Property and equipment, net                   1,783,156      2,150,665
Other assets, net                               190,885        208,210
            Total assets                     $ 5,069,608   $ 4,402,907


   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Notes payable and line of credit      $ 3,405,722   $ 1,187,865
      Current portion of capital lease          333,792       313,498
       obligations
      Accounts payable                        3,857,780     3,449,246
      Accrued liabilities                       762,575       660,421
      Accrued dividends payable on preferred    360,642       223,896
stock
      Accrued rebates                            29,017        75,536
            Total current liabilities         8,749,528     5,910,462

Capital lease obligations, net of current       142,621       314,756
portion

            Total liabilities                 8,892,149     6,225,218

Stockholders' deficit:
      Preferred stock                               244           233
      Common stock                                  453           399
      Additional paid-in capital             14,485,032    13,005,703
      Warrants and options outstanding        4,388,680     4,073,144
      Deferred consulting fees                 (204,598)      (98,145)
      Accumulated deficit                   (22,492,352)  (18,803,645)
            Total stockholders' deficit      (3,822,541)   (1,822,311)

            Total liabilities and          $  5,069,608  $  4,402,907
             stockholders' deficit
 See accompanying notes.

                    BUYERSONLINE.COM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Unaudited)
                                       Three Months Ended

June 30,
                                                 2001         2000
                                                           As restated)
Revenues:
      Telecommunications services            $ 3,474,312    $ 1,663,773
      Other                                       18,049              -
            Total revenues                     3,492,361      1,663,773

Operating expenses:
      Costs of revenues                        2,517,616        955,091
      General and administrative               1,762,434      1,202,090
      Selling and promotion                      827,157        813,280
            Total operating expenses           5,107,207      2,970,461

            Loss from operations              (1,614,846)    (1,306,688)

Other income (expense):
      Interest income                              3,873          4,319
      Interest expense                          (184,137)      (328,794)
            Total other expense, net            (180,264)      (324,475)

            Net loss                        $ (1,795,110)   $(1,631,163)


Preferred stock dividend:
  8% dividends on Series A and B                 180,321         79,781
   preferred stock

Net loss applicable to common               $ (1,975,431)   $(1,710,944)
 stockholders


Net loss per common share:
      Basic and diluted                     $      (0.45)   $     (0.47)

Weighted average common shares outstanding:
      Basis and diluted                        4,437,312      3,610,404

See accompanying notes

                         BUYERSONLINE.COM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)
                                               Six Months Ended
                                                   June 30,
                                                 2001         2000
                                                        (As restated)
Revenues:
      Telecommunications services            $ 6,394,029    $ 3,085,204
      Other                                       39,071              -
            Total revenues                     6,433,100      3,085,204

Operating expenses:
      Costs of revenues                        4,507,460      1,828,535
      General and administrative               3,317,083      1,947,822
      Selling and promotion                    1,553,737      1,505,377
            Total operating expenses           9,378,280      5,281,734

            Loss from operations              (2,945,180)    (2,196,530)

Other income (expense):
      Interest income                              9,124         12,902
      Interest expense                          (371,511)      (364,471)
            Total other expense, net            (362,387)      (351,569)

            Net loss                         $(3,307,567)   $(2,548,099)


Preferred stock dividends:
 8% dividends on Series A and B                  360,642        159,562
   preferred stock
 Beneficial conversion feature related            20,498              -
  to Series B preferred stock
    Total preferred stock dividends              381,140        159,562

 Net loss applicable to common stockholders  $(3,688,707)   $(2,707,661)

Net loss per common share:
      Basic and diluted                      $     (0.86)   $     (0.76)

Weighted average common shares outstanding:
      Basis and diluted                        4,283,210      3,579,118

See accompanying notes.

                       BUYERSONLINE.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (Unaudited)
                                              Six Months Ended
                                                    June 30,
                                                 2001         2000
                                                     (As restated)
Cash flows from operating activities:
  Net loss                                 $ (3,307,567)  $ (2,548,099)
  Adjustments to reconcile net loss  to
   net cash used in operating activities:
    Depreciation and amortization               558,651        109,386
    Interest expense resulting from             103,997        240,683
     issuing stock and warrants with notes
    Amortization of discount on notes payable     1,387         30,831
    Amortization of note  financing costs        84,410              -
    Amortization of deferred consulting fees     18,547              -
    Services rendered in exchange for shares
      of commons stock                            6,181         12,319
    Expense related to the grant of options
     to purchase common shares                   13,135         62,415
    Changes in operating assets and
      liabilities:
      Restricted cash                           (387,582)      104,003
      Accounts receivable                       (448,681)      (14,603)
      Other current assets                        29,841       (72,390)
      Accounts payable                           408,534       705,368
      Accrued rebates                            (46,519)      (20,410)
      Accrued liabilities                        102,154       234,930
    Net cash used in operating activities     (2,863,512)   (1,155,567)

Cash flows from investing activities:
      Decrease (increase) in other assets         17,325      (187,692)
      Purchases of property and equipment       (191,142)     (157,758)
    Net cash used in investing activities       (173,817)     (345,450)

Cash flows from financing activities:
      Net borrowings under line of credit        415,722             -
      Borrowings under notes payable, net of   1,840,000       875,000
        debt issuance costs
      Principal payments on notes payable        (39,252)            -
       Principal  payments on capital  lease    (151,841)      (29,871)
        obligations
      Issuance of preferred shares for cash,   1,097,223             -
       net of offering costs
    Net cash provided by financing activities  3,161,852       845,129

Net increase (decrease) in cash                  124,523      (655,888)
Cash at the beginning of the period               56,825     1,088,707

Cash at the end of the period                $   181,348   $   432,819

Supplemental cash flow information:
      Cash paid for interest                 $   132,181   $    89,457
Supplemental  schedule of noncash  investing
  and financing activities:
  Issuance of common shares in  payment      $   223,896   $   160,127
    of preferred stock dividend
  Issuance of common shares in  payment          125,000       213,994
    of deferred services
  Issuance of common shares in  payment          205,000             -
    of deferred financing costs
  Issuance of warrants with promissory                  -      469,939
    notes
  Beneficial  conversion  dividend  on            20,498             -
   Series B preferred shares
  Accrual of dividend payable on                 360,642       159,562
   preferred stock
  Capital  expenditures  financed  with                -         7,750
   capital lease obligation

See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2001
                           (unaudited)


1. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements of BuyersOnline.com, Inc. ("the Company" or "BuyersOnline") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

2. Line of credit

 On June 7, the Company entered into a one-year receivables financing agreement with RFC Capital Corporation ("RFC"). The facility allows the Company to borrow up to $2.5 million based on the Company's eligible accounts receivable. The facility bears interest at a rate of prime plus 6%, and also required the payment of a Purchase Commitment Fee of $50,000, which is being amortized over the one-year term of the agreement. The facility allows the Company to borrow against unbilled receivables as well as regular monthly billings. At June 30, 2001, the amount outstanding under the arrangement was $415,722.

3. Legal matters

 On June 14, 2001, a lawsuit was filed against the Company by Profitec, Inc. ("Profitec") in New Haven, Connecticut.
 Profitec asserted that it agreed to perform certain billing services for the Company's telecommunication members and that the Company agreed to pay Profitec for such services. Profitec further claimed that the Company breached the contract by terminating the contract and failing to pay fees allocable under a "liquidated damage" provision for early termination. Profitec has claimed damages in excess of $140,000, based upon the contract's liquidated damage provisions. BuyersOnline has retained counsel in New Haven to defend this action. The Company's defenses to this matter include the following: That Profitec failed to provide the contractual services in a timely or competent manner; that BuyersOnline notified Profitec on many occasions that it was not performing pursuant to the terms of the contract; that Profitec failed to cure the billing inadequacies and continued to deliver a billing product that caused BuyersOnline to lose members and spend excessive monies to correct; that Profitec breached the contract and that BuyersOnline followed its remedial course set forth in the contract by canceling the contract and obtaining billing services elsewhere; and that the liquidated damage provision upon which plaintiff bases its lawsuit is unenforceable. The Company believes that it is highly unlikely that Profitec will prevail in this action.

4. Preferred stock offering

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

The Company is now expanding its service and product offerings to include a broader range of consumer products and services, including auto parts, music, clothing and accessories, computer products, health and beauty products, sports products, travel services, toys, pet supplies, home and garden products, specialty food items, and office supplies. In the second half of 2000, BuyersOnline launched its new web site that enables members to purchase these products online and receive from BuyersOnline a rebate on each product and service purchase. By expanding its service and product offerings, BuyersOnline believes that membership will be attractive to a larger number of prospective members and existing members will have added incentive for staying with BuyersOnline.

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

Results of Operations

Total revenues from telecommunications and other services increased 110% to $3.49 million for the three months ended June 30, 2001 as compared to $1.66 million for the same period in 2000. Year-to-date revenues increased 109% to $6.43 million, as compared to $3.09 million during the previous year. The increases are due to higher membership in general resulting from the Company's ongoing promotional efforts, particularly those involving independent agents. Costs of revenues for the three-month period ended June 30, 2001 were $2.52 million, a 164% increase as compared to $955,091 incurred during the comparable three-month period for the prior year. Such costs as a percentage of revenue were 72% during 2001 as compared to 57% during 2000. Costs of revenues for the six-month period were $4.51 million, a 147% increase as compared to $1.83 million. As a percentage of revenue, year-to-date costs of revenues were 70% during 2001 as compared to 59% during 2000. The lower gross margins resulted from the Company pricing some of its services more aggressively during 2001. In addition, much of the sales increase during the three and six months ended June 30, 2001 was derived from programs involving independent agents, which typically earn lower margins. As part of the Company's ongoing cost and vendor negotiation programs, the Company expects gross margins to increase during the latter half of the 2001 year.

Total operating expenses other than costs of revenues increased 28% during the quarter ended June 30, 2001, and year-to-date expenses rose by 41%, as compared to the same periods of 2000. General and administrative costs in 2001's second quarter increased 47% to $1.76 million compared to $1.2 million in 2000. For the six months ended June 30, 2001, general and administrative costs increased 70% to $3.32 million as compared to $1.95 million during 2000's comparable period. Selling and promotion expenses increased 2% to $827,157 during 2001's second quarter from $813,280 in 2000. Year-to-date, selling and promotional expenses increased 3% to $1.55 million during 2001 from $1.51 million during 2000. Increases in both areas stem from our ongoing efforts in significantly expanding our business. During the latter half of 2000, BuyersOnline continued increasing spending in strategic areas to prepare for revenue growth. In the sales and promotion area, increases during 2001 stem in part from higher commissions paid to agents, offset somewhat by lower rebates paid to members, in proportion to respective revenue amounts. In the general and administrative categories, much of the higher costs resulted from an increase in internal and external information technology personnel and other resources obtained to significantly increase BuyersOnline's ability to handle the higher order rate expected once our infomercial begins regular broadcasts. BuyersOnline also consolidated various operating locations and moved into a single, larger facility during December 2000. Some of the general and administrative increase stem from higher occupancy costs incurred as a result.

Interest income for the three and six-month periods ended June 30, 2001 was $3,873 and $9,124, respectively, as compared to $4,319 and $12,902 earned in comparable periods of 2000. The decrease is attributable to the higher funds on hand during the first part of 2000, primarily as a result of the Series A preferred stock offering completed during 1999's third quarter. Interest expense for the three months ended June 20, 2001 included $43,130 of amortization of note financing costs, along with $37,500 which resulted from issuing shares of common stock in connection with notes payable during the quarter. Year-to-date interest expense included

$84,410 and $103,998,
respectively, of such items. Interest expense for both the three and six months ended June 30, 2000 includes $249,772 of items relating to amortization of note financing costs. Excluding these amounts for all periods, interest expense for 2001 would have been $103,507 and $186,883, for the second quarter and year-to-date periods ended June 30, 2001, respectively, and $79,022 and $114,699 for the comparable periods of 2000. The differences resulted from higher amounts of notes payable and capitalized lease obligations outstanding during 2001 as compared to 2000.

As a result of the above factors, the overall net loss before Preferred Stock Dividends increased 10% to $1.80 million for the three months ended June 30, 2001, and increased 30% to $3.31 million for the first half of 2001, as compared to $1.63 million and $2.55 million for the comparable periods of 2000.

Liquidity and Capital Resources

BuyersOnline has suffered recurring losses from operations. During the quarters ended June 30, 2001 and 2000, our net loss applicable to common stockholders was $1.98 million and $1.71 million, respectively. For the year-to-date comparable periods, our net loss applicable to common stockholders was $3.69 million and $2.71 million. As of June 30, 2001, we had a working capital deficit of $5.65 million and a stockholders' deficit of $3.82 million. During the six-month periods ended June 30, 2001 and 2000, our operations used $2.86 million and $1.16 million of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to June 30, 2001, the Company obtained $500,000 of additional debt funding from a member of the Board of Directors. However, BuyersOnline needs additional capital to finance future operations until its business objectives are implemented and generate sufficient revenue to sustain the business. Management is attempting to raise additional capital to fund operations and provide working capital; however, there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. If the Company does not obtain financing, there is no assurance that BuyersOnline will succeed in achieving profitable operations. We estimate that we will need additional capital of approximately $10 million to fund operating expenses, plus fund our proposed marketing and expansion programs through the end of 2001.

BuyersOnline's current ratio at June 30, 2001 remained the same (0.35:1) as at December 31, 2000. Major components of working capital that changed during the first half of 2001 resulted from increases in accounts receivable due to higher quarterly sales levels, and increases in restricted cash amounts in connection with the Company's new accounts receivable financing facility. Offsetting these increases in working capital were decreases stemming primarily from note payable increases received from a member of the Board of Directors, along with note increases incurred by entering into an accounts receivable financing agreement with RFC Capital Corporation. The facility allows the Company to borrow up to $2.5 million based on the Company's eligible accounts receivable. The facility bears interest at a rate of prime plus 6%, and expires on June 7, 2002. The facility allows the Company to borrow against unbilled receivables as well as regular monthly billings. At June 30, 2001, the amount outstanding under the arrangement was $415,722.

In March 2001, BuyersOnline reached an agreement to extend the maturity date from April 15, 2001 to June 1, 2001 of an outstanding $1,050,000 note payable. This was later extended to July 1, 2001. The Company is currently negotiating with the noteholder in good faith to convert the obligation to a demand note with the other terms similar to those presently existing.

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

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 14, 2001, a lawsuit was filed against the Company by Profitec, Inc. ("Profitec") in New Haven Superior Court, New Haven, Connecticut, Action number 417196. Profitec asserted that it agreed to perform certain billing services for the Company's telecommunication members and that the Company agreed to pay Profitec for such services. Profitec further claimed that the Company breached the contract by terminating the contract and failing to pay fees allocable under a "liquidated damage" provision for early termination. Profitec has claimed damages in excess of $140,000, based on the contract's liquidated damage provisions. The Company has retained counsel in New Haven to defend this action. The Company's defenses to this matter include the following: That Profitec failed to provide the contractual services in a timely or competent manner; that BuyersOnline notified Profitec on many occasions that it was not performing pursuant to the terms of the contract; that Profitec failed to cure the billing inadequacies and continued to deliver a billing product that caused BuyersOnline to lose members and spend excessive monies to correct; that Profitec breached the contract and that BuyersOnline followed its remedial course set forth in the contract by canceling the contract and obtaining billing services elsewhere; and that the liquidated damage provision upon which plaintiff bases its lawsuit is unenforceable. The Company believes that it is highly unlikely that Profitec will prevail in this action.

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

During the first half of 2001, preferred stock dividends amounted to $360,642, consisting of $148,767 on outstanding shares of Series A 8% cumulative convertible preferred stock and $211,875 on outstanding shares of Series B 8% cumulative convertible preferred stock. These dividends will be paid through the issuance of 294,215 shares of common stock to the holders of the preferred stock during the latter part of August 2001.

On May 2, 2001, the Company issued 100,000 shares of common stock to Gary Smith, a director of the Company. The shares were valued at $1.45 per share which was the fair market value at the date of issuance for a total value of $145,000. The shares were issued in consideration of Mr. Smith encumbering certain real property to provide collateral for a promissory note to George Brimhall, an unrelated party. All of the aforementioned shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

On June 5, 2001, the Company issued 50,000 shares to Theodore Stern, an officer and director of the Company in consideration of a note payable in the amount of $500,000. The shares were issued at $1.20 per share which was the fair market value at the date of issuance for a total value of $60,000. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 15, 2001, the Company issued 15,000 shares to Theodore Stern in consideration of a note payable in the amount of $150,000. The shares were issued at $1.25 per share which was the fair market value at the date of issuance for a total value of $18,750. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 21, 2001, the Company issued 10,000 shares to Theodore Stern in consideration of a note payable in the amount of $100,000. The shares were issued at $1.25 per share which was the fair market value at the date of issuance for a total value of $12,500. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 26, 2001, the Company issued 5,000 shares to Theodore Stern in consideration of a note payable in the amount of $50,000. The shares were issued at $1.25 per share which was the fair market value at the date of issuance for a total value of $6,250. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

     Exhibits:  None.

                           SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BUYERSONLINE.COM, INC.


Date:   August 14, 2001            By: /s/ G.  Douglas mith
                                   G.  Douglas Smith,  Vice President


Date:  August 14, 2001             By: /s/ Paul Jarman
                                   Paul Jarman, Treasurer