Form 10QSB
period 2001-09-30
BUYERSONLINECOM INC
filed 2001-11-14
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                           FORM 10-QSB
                     BUYERSONLINE.COM, INC.

                              INDEX
                                                           Page

PART I.   Financial Information

          Item 1.  Financial Statements                       3

                Condensed Consolidated Balance Sheets as of   3
                September 30, 2001 (unaudited) and
                December 31, 2000

                Condensed Consolidated Statements of          4
                Operations for the Three Months Ended
                September 30, 2001 and 2000 (unaudited)

                Condensed Consolidated Statements of          5
                Operations for the Nine Months Ended
                September 30, 2001 and 2000 (unaudited)

                Condensed Consolidated Statements of Cash     6
                Flows for the Nine Months Ended March 31,
                2001 and 2000 (unaudited)

                Notes to Condensed Consolidated Financial     8
                Statements

          Item. 2.  Management's Discussion and Analysis     10
          of Financial Condition And Results of Operations

PART II.  Other Information                                  13

          Item 1.  Legal Proceedings                         13

          Item 2.  Changes in Securities and Use of Proceeds 14

          Item. 5. Other Information                         15

          Item 6.  Exhibits and Reports on Form 8-K          15

          Signatures                                         15

BUYERSONLINE.COM, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       (Unaudited)
                                                       September 30,  December 31,
                                                           2001          2000
                                                           ----          ----
                 ASSETS
Current assets:
   Cash                                                $    100,180  $     56,825
   Restricted cash                                          471,775       227,770
   Accounts receivable, net                               2,538,842     1,547,282
   Other current assets                                     240,326       212,155
                                                       ------------  ------------
         Total current assets                             3,351,123     2,044,032

Property and equipment, net                                 759,002     2,150,665
Other assets, net                                           189,885       208,210
                                                       ------------  ------------
         Total assets                                  $  4,300,010  $  4,402,907
                                                       ============  ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Line of credit                                      $    463,865  $      -
   Notes payable                                          4,083,993     1,187,865
   Current portion of capital lease obligations             170,745       313,498
   Accounts payable                                       4,079,890     3,449,246
   Accrued liabilities                                      529,669       558,735
   Accrued dividends payable on preferred stock             189,158       223,896
   Accrued commissions and rebates                          328,859       177,222
                                                       ------------  ------------
         Total current liabilities                        9,846,179     5,910,462

Capital lease obligations, net of current portion             -           314,756
                                                       ------------  ------------
         Total liabilities                                9,846,179     6,225,218
                                                       ------------  ------------

Stockholders' deficit:
   Preferred stock                                              244           233
   Common stock                                                 494           399
   Additional paid-in capital                            14,946,909    13,005,703
   Warrants and options outstanding                       4,387,678     4,073,144
   Deferred consulting fees                                (190,985)      (98,145)
   Accumulated deficit                                  (24,690,509)  (18,803,645)
                                                       ------------  ------------
         Total stockholders' deficit                     (5,546,169)   (1,822,311)
                                                       ------------  ------------
         Total liabilities and stockholders' deficit   $  4,300,010  $  4,402,907
                                                       ============  ============

                                See accompanying notes

BUYERSONLINE.COM, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              (Unaudited)
                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                         2001           2000
                                                         ----           ----
                                                                    (As restated)
Revenues:
      Telecommunications services                    $  3,913,095   $  1,889,049
      Other                                                23,109          -
                                                     ------------   ------------
         Total revenues                                 3,936,204      1,889,049
                                                     ------------   ------------
Operating expenses:
   Costs of revenues                                    2,617,018      1,161,136
   General and administrative                           1,247,876      1,488,809
   Selling and promotion                                  828,254      1,528,400
   Termination of lease and write-off of
    web-site development costs                            922,076          -
                                                     ------------   ------------
         Total operating expenses                       5,615,224      4,178,345
                                                     ------------   ------------
         Loss from operations                          (1,679,020)    (2,289,296)
                                                     ------------   ------------
Other income (expense):
   Interest income                                          4,361          3,424
   Interest expense                                      (334,341)      (886,348)
                                                     ------------   ------------
         Total other expense, net                        (329,980)      (882,924)
                                                     ------------   ------------
         Net loss                                    $ (2,009,000)  $ (3,172,220)


Preferred stock dividends:
   8% dividends on Series A and B preferred stock         189,157         77,324
                                                     ------------   ------------
         Net loss applicable to common stockholders  $ (2,198,157)  $ (3,249,544)
                                                     ============   ============

Net loss per common share:
   Basic and diluted                                 $      (0.47)  $      (0.87)
                                                     ============   ============
Weighted average common shares outstanding:
   Basis and diluted                                    4,711,019      3,748,344
                                                     ============   ============


                                See accompanying notes

BUYERSONLINE.COM, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              (Unaudited)
                                                     Nine Months Ended September 30,
                                                    --------------------------------
                                                         2001           2000
                                                         ----           ----
                                                                    (As restated)
Revenues:
   Telecommunications services                       $  10,307,124   $  4,974,253
   Other                                                    62,180          -
                                                     -------------   ------------
         Total revenues                                 10,369,304      4,974,253
                                                     -------------   ------------
Operating expenses:
   Costs of revenues                                     7,124,478      2,989,671
   General and administrative                            4,564,959      3,436,631
   Selling and promotion                                 2,381,991      3,033,777
   Termination of lease and write-off of
    web-site development costs                             922,076          -
                                                     -------------   ------------
         Total operating expenses                       14,993,504      9,460,079
                                                     -------------   ------------
         Loss from operations                           (4,624,200)    (4,485,826)
                                                     -------------   ------------
Other income (expense):
   Interest income                                          13,485         16,326
   Interest expense                                       (705,852)    (1,250,819)
                                                     -------------   ------------
         Total other expense, net                         (692,367)    (1,234,493)
                                                     -------------   ------------
         Net loss                                    $  (5,316,567)  $ (5,720,319)
                                                     =============   ============

Preferred stock dividends:
   8% dividends on Series A and B preferred stock          549,799        236,886
   Beneficial conversion feature related
    to Series B preferred stock                             20,498          -
                                                     -------------   ------------
         Total preferred stock dividends                   570,297        236,886
                                                     -------------   ------------
         Net loss applicable to common stockholders  $  (5,886,864)  $ (5,957,205)
                                                     =============   ============

Net loss per common share:
      Basic and diluted                              $       (1.33)  $      (1.64)
                                                     =============   ============
Weighted average common shares outstanding:
      Basis and diluted                                  4,427,380      3,635,938
                                                     =============   ============

                                See accompanying notes

BUYERSONLINE.COM, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                     Nine Months Ended September 30,
                                                    --------------------------------
                                                          2001           2000
                                                          ----           ----
                                                                     (As restated)
Cash flows from operating activities:
   Net loss                                          $  (5,316,567)  $  (5,720,319)
   Adjustments to reconcile net loss to
     net cash used in operating activites:
       Depreciation and amortization                       653,096         188,925
       Non-cash expenses related to the issuance of
         stock, options, and warrants with debt
         and for services                                  417,349         770,729
       Interest expense associated with
         beneficial conversion feature in connection
         with debt extension                                 -             481,367
       Termination of lease and write-off of web-site
         development costs                                 922,076           -
       Changes in operating assets and liabilities:
         Restricted cash                                  (419,271)        118,510
         Accounts receivable                              (991,560)       (339,630)
         Other current assets                               84,169        (110,684)
         Accounts payable                                  708,631       1,802,553
         Accrued commissions and rebates                   151,637          43,446
         Accrued liabilities                               (29,066)        382,003
                                                     -------------   -------------
            Net cash used in operating activities       (3,819,506)     (2,383,100)
                                                     -------------   -------------

Cash flows from investing activities:
   Decrease (increase) in other assets                      18,325         (44,210)
   Purchases of property and equipment                    (282,341)       (769,913)
                                                     -------------   -------------
            Net cash used in investing activities         (264,016)       (814,123)
                                                     -------------   -------------
Cash flows from financing activities:
   Net borrowings under line of credit                     463,865           -
   Borrowings under notes payable, net of
     debt issuance costs                                 2,815,000       2,539,000
   Principal payments on notes payable                     (83,246)       (150,000)
   Principal payments on capital lease obligations        (165,965)       (127,417)
   Issuance of preferred/common shares for cash,
     net of offering costs                               1,097,223         300,000
                                                     -------------   -------------
            Net cash provided by financing activities    4,126,877       2,561,583
                                                     -------------   -------------
Net increase (decrease) in cash                             43,355        (635,640)
Cash at the beginning of the period                         56,825       1,088,707
                                                     -------------   -------------
Cash at the end of the period                        $     100,180   $     453,067
                                                     =============   =============

                                See accompanying notes

BUYERSONLINE.COM, INC. AND SUBSIDIARY



                                                              (Unaudited)
                                                     Nine Months Ended September 30,
                                                    --------------------------------
                                                          2001           2000
                                                          ----           ----
                                                                     (As restated)
Supplemental cash flow information:
      Cash paid for interest                        $      203,685   $     180,498


Supplemental schedule of noncash investing
 and financing activities:
   Issuance of common shares in payment of
     preferred stock dividend                       $      584,537   $     319,689
   Issuance of common shares in payment of
     deferred services                                     125,000          50,000
   Issuance of common shares in payment of
     deferred financing costs                              205,000           -
   Issuance of options in connection with
     deferred consulting agreements                          -             403,495
   Issuance of options in payment of
     deferred sales commissions                              -              25,574
   Issuance of warrants with promissory notes                -           1,391,683
   Beneficial conversion dividend on Series B
     preferred shares                                       20,498         481,367
   Accrual of dividend payable on preferred stock          549,799         236,886
   Equipment acquired under capital lease
     arrangements                                            -             150,121



                                See accompanying notes

              BUYERSONLINE.COM, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 2001
                           (unaudited)


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

 The unaudited interim results of operations and cash flows for the periods ended September 30, 2000 have been restated as a result of adjustments recorded at the December 31, 2000 year-end.

 For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.


2. Line of credit

 On June 7, 2001 the Company entered into a one-year account receivable financing agreement with RFC Capital Corporation ("RFC"). The facility allows the Company to borrow up to $2.5 million based on the Company's eligible accounts receivable. The facility bears interest at a rate of prime plus 6%, and also required the payment of a Purchase Commitment Fee of $50,000. The facility allows the Company to borrow against unbilled receivables as well as regular monthly billings. At September 30, 2001, the Company had borrowed the maximum amount available based on eligible accounts receivable at that time, which amounted to $463,865.


3. Legal matters

 On June 14, 2001, a lawsuit was filed against the Company by Profitec, Inc. ("Profitec") in New Haven, Connecticut. Profitec asserted that it agreed to perform certain billing services in 1999 for the Company's telecommunication members and that the Company agreed to pay Profitec for such services. Profitec further claimed that the Company breached the contract by terminating the contract and failing to pay fees allocable under a "liquidated damage" provision for early termination. Profitec has claimed damages in excess of $140,000, based upon the contract's liquidated damage provisions. BuyersOnline has retained counsel in New Haven to defend this action. The Company's defenses to this matter include the following: That Profitec failed to provide the contractual services in a timely or competent manner; that BuyersOnline notified Profitec on many occasions that it was not performing as per the terms of the contract; that Profitec failed to cure the billing inadequacies and continued to deliver a billing product that caused BuyersOnline to lose members and spend excessive monies to correct; that Profitec breached the contract and that
 BuyersOnline  followed  its remedial course  set  forth  in  the contract by canceling the contract and obtaining billing services elsewhere; and that the liquidated damage provision upon which plaintiff bases its lawsuit is unenforceable.

 The Company has filed a general denial answer and has asserted affirmative defenses, including breach of contract, failure of consideration, and other issues. The Company has also filed a counter claim and has pled for damages based upon the
 plaintiff's  failure  under the above-described  contract.   The
 Company  believes that

 Profitec's claims are without merit and intends to defend the action and pursue its claims against Profitec as it deems appropriate.


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


5. Termination of equipment lease and write-off of web-site development costs

 During the quarter ended September 30, 2001, the Company reviewed its investment in leased computer equipment and software, related ongoing maintenance expenses, and costs primarily incurred in 2000 in connection with the creation of various web sites designed to work with Oracle-based applications. The Company determined that it could achieve its growth objectives and serve existing and potential customers using a more economical equipment and software solution. Accordingly, the Company negotiated with the equipment lessor to return the equipment and cancel the lease.

 The Company also replaced its web site software with newly-developed programs designed to operate on a SQL-based operating system, and determined the costs previously capitalized and associated with the returned equipment and software no longer had a realizable value. The total cost of removing the unamortized book value of the lease obligation, equipment, software, and capitalized web site development costs totaled $922,076.


6. Subsequent events

 Beginning in October 2001 through November 13, 2001, the Company entered into loan agreements with several individuals aggregating $725,000. Under the terms of the agreements, funds were loaned to the Company to be used either in conjunction with acquiring new customers from an unaffiliated buyers club or for working capital. The loans have a stated interest rate of 12%, and are to be repaid using a portion of collected revenues from specifically-designated new or existing customers. After all principal and interest is repaid, the note holder will retain a 10% commission for as long as the specific customers remain active BuyersOnline members. In addition, each note holder received a warrant to purchase shares of common stock at an exercise price of $2.50 per share. The amount of warrants issued equaled 25% of the note proceeds, and the warrants will expire after one year. The Company is pursuing additional loan opportunities with additional individuals under similar terms. However, there can be no assurance that the Company will successfully complete its efforts to raise additional amounts sufficient for the Company to achieve profitable results in the long term.

 On October 31, 2001, the stockholders approved an amendment to the Company's Certificate of Incorporation changing the name of the Company to "Buyers United, Inc." The name change will be effective on November 20, 2001. On that date the trading symbol for common stock on the OTC Bulletin Board will be "BYRS."

Item 2.     MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Overview

BuyersOnline.com, Inc. ("the Company" or "BuyersOnline") is a consumer buying organization that buys monthly "Essential Services" in bulk from world-class providers and offers those services at discounted prices to its national membership. It also offers rebate programs and specialized customer service designed to help members lower, or in some cases eliminate some of their monthly bills.

The Company believes there is a business opportunity in the Essential Services marketplace: No one organization meets the specific needs and concerns of consumers and/or small businesses in both the Telecommunications and other Essential Services industries. To pursue this perceived opportunity, the Company created a buying club that not only allows members to save money on Essential Services, but also provides an infrastructure to meet specific customer demands through specialized service solutions. The Company presently offers a complete line of voice and data telecommunication services for residential consumers and commercial businesses. In the future, the Company intends to expand its service offerings into other areas such as travel, home security, satellite TV, wireless communications, and other customized small business services.

Once consumers or businesses become members, they become eligible to participate in the Company's "Shopping Rebate Program," which allows them to obtain substantial discounts on the purchase of products offered by the Company's network of retailers. The Company currently has contracts with over 200 retailers in 16 different product categories to provide their products to BuyersOnline members at discounted prices. The member orders the products from the retailer and pays the retailer directly. A rebate ranging from 1% to 30% of the purchase price is then credited to the Company, which in turn is passed on to the member who made the purchase. The amount of the rebate is credited to the member's account to be offset against monthly charges for Essential Services. Any rebates in excess of billed charges for Essential Services are paid to the member in cash. In this way a member can lower or potentially eliminate some of their monthly bills.

The Company currently has 28,400 members. Its target market includes networking professionals, small businesses, and middle-class families with annual household incomes of between $30,000 and $100,000, as these are the most likely to respond actively to the particular savings opportunities offered by BuyersOnline.
Members reside mostly in high population centers and tend to spend more than average on long distance services. Approximately one-third of the present membership consists of small businesses and entrepreneurs who operate home-based businesses.


Results of Operations

Total revenues from telecommunications and other services increased 108% to $3.94 million for the three months ended September 30, 2001 as compared to $1.89 million for the same period in 2000. Year-to-date revenues also increased 108% to $10.37 million, as compared to $4.97 million during the previous year. The increases are due to higher membership in general resulting from the Company's ongoing promotional efforts, particularly those involving independent agents.

Costs of revenues for the three-month period ended September 30, 2001 were $2.62 million, a 125% increase as compared to $1.16 million incurred during the comparable three-month period for the prior year. Such costs as a percentage of revenue were 66% during 2001 as compared to 61% during 2000. Costs of revenues for the nine-month period were $7.12 million, a 138% increase as compared to $2.99 million. As a percentage of revenue, year-to- date costs of revenues were 69% during 2001 as compared to 60% during 2000. The lower gross margins resulted from the Company pricing some of its services more aggressively during 2001. In addition, much of the sales increase during the three and nine months ended September 30, 2001 was derived from programs involving more high-volume commercial customers which, while typically earning lower gross margins, also result in lower proportional sales costs in the long run. As part of the Company's cost and vendor negotiation programs culminated during the third quarter of 2001, the Company expects gross margins to increase during the fourth quarter of the 2001 year and on into 2002.

Total operating expenses other than costs of revenues and amounts relating to the equipment lease termination were 31% lower during the quarter ended September 30, 2001, and year-to-date expenses decreased by 7%, as compared to the same periods of 2000.

  * General and administrative costs in 2001's third quarter decreased 16% to $1.25 million compared to $1.49 million in 2000. For the nine months ended September 30, 2001, general and administrative costs increased 33% to $4.56 million as compared to $3.44 million during 2000's comparable period. The third quarter decrease resulted mainly from lower compensation costs incurred after the Company reduced employee levels in June 2001. In addition, third quarter expenses were higher in 2000 due to severance costs incurred with the departure of the Company's former Chief Executive Officer. General and administrative expenses year-to-date were higher than the previous year due primarily to higher occupancy costs incurred as a result of moving into a single, larger facility during December 2000.

  * Selling and promotion expenses decreased 46% to $828,254 during 2001's third quarter from $1.53 million in 2000. Year-to-date, selling and promotional expenses decreased 21% to $2.38 million during 2001 from $3.03 million during 2000. Decreases resulted primarily from the fact that during the comparable periods in 2000, the Company was actively developing and directing financial resources to its infomercial marketing tool. The decrease in spending levels from 2000 was partly offset by higher commissions paid during 2001 to independent agents in proportion to respective revenue amounts.

During the third quarter of 2001, the Company reviewed its investment in leased computer equipment and software, related ongoing maintenance expenses, and costs primarily incurred in 2000 in connection with the creation of various web sites designed to work with Oracle-based applications. The Company determined that it could achieve its growth objectives and serve existing and potential customers using a much more economical equipment and software solution. Accordingly, the Company negotiated with the equipment lessor to return the equipment and cancel the lease. The Company also replaced its web site software with newly-developed programs designed to operate on a SQL-based operating system, and determined the costs previously capitalized and associated with the returned equipment and software no longer had a realizable value. The total cost of removing the unamortized book value of the lease obligation, equipment, software, and capitalized web site development costs totaled $922,076 which was included in total operating expenses for the three and nine-month periods ended September 30, 2001.

Interest income was $4,361 and $13,485 for the quarter and year-to-date period ended September 30, 2001, respectively. This compares to $3,424 and $16,326 earned in comparable periods of 2000. The differences resulted from different levels of funds on hand during 2001 and 2000, attributable to the Series A and B preferred stock offerings completed during 1999's third quarter and 2000's fourth quarter. Interest expense for the three months ended September 30, 2001 included $63,304 of amortization of note financing costs, along with $101,275 that resulted from issuing shares of common stock in connection with notes payable during the quarter. Year-to-date interest expense included $147,714 and $205,273, respectively, of such items. Interest expense for the three and nine months ended September 30, 2000, respectively, includes $862,235 and $1,150,500 of items relating to amortization of note financing costs. Excluding these various amounts for all periods, interest expense for 2001 would have been $169,762 and $352,865, for the third quarter and year-to-date periods ended September 30, 2001, respectively, and $24,113 and $100,319 for the comparable period of 2000. The differences resulted from higher amounts of capitalized lease obligations outstanding during 2001 as compared to 2000. In addition, the Company incurred higher interest expense during 2001 on its accounts receivable financing arrangement, and also incurred interest expense on short-term notes issued by one of the directors.

As a result of the above factors, the overall net loss before Preferred Stock Dividends decreased 37% to $2.01 million for the three months ended September 30, 2001, and decreased 7% to $5.32 million year-to-date, as compared to $3.17 million and $5.72 million for the comparable periods of 2000.


Liquidity and Capital Resources

The Company has incurred recurring losses from operations.
During the quarters ended September 30, 2001 and 2000, the net loss applicable to common stockholders was $2.20 million and $3.25 million, respectively. For the year-to-date comparable periods, the net loss applicable to common stockholders was $5.32 million and $5.72 million in 2001 and 2000, respectively. As of September 30, 2001, the Company had a working capital deficit of $6.50 million and an accumulated deficit of $24.69 million. During the nine-month periods ended September 30, 2001 and 2000, operations used $3.82 million and $2.38 million of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. BuyersOnline does need additional capital to finance future operations until its business objectives are fully implemented and can generate sufficient revenue to sustain the business. However, during the nine months ended September 30, 2001, the Company successfully raised $4.38 million through a combination of debt and equity offerings, and since the quarter-end has raised an additional $775,000 in debt financing primarily related to certain new customer acquisition opportunities (see below). In addition, the Company has been reducing expenses during 2001, particularly during the latter half of the year. During 2001's third quarter the Company's operations used $955,994 in cash, a 22% decrease compared to $1,227,533 in cash used during the same quarter of the previous year. Management is attempting to raise additional capital to fund operations and provide working capital. BuyersOnline is also trying to expand its customer acquisition programs either through infomercial marketing or agreements with similar, cost saving-oriented buyers clubs. Through the end of 2002, the Company estimates it will need approximately $1 million to fulfill its business plan, which includes expanding its customer acquisition programs. Of course, there can be no guarantee that this additional financing will be available, or available with acceptable terms or in required amounts to allow the Company to achieve profitable operations.

The Company's current ratio at September 30, 2001 remained virtually unchanged (0.34:1, as compared to 0.35:1) as at the end of 2000. Major components of working capital that changed during the first nine months of 2001 resulted from increases in accounts receivable due to higher quarterly sales levels, and increases in restricted cash amounts in connection with the Company's new accounts receivable financing facility. Offsetting these increases in working capital were decreases stemming primarily from note payable increases received from a member of the Board of Directors, along with note increases incurred by entering into an accounts receivable financing agreement with RFC Capital Corporation. The facility allows the Company to borrow up to $2.5 million based on the Company's eligible accounts receivable. The facility bears interest at a rate of prime plus 6%, and expires on June 7, 2002. The facility allows the Company to borrow against unbilled receivables as well as regular monthly billings. At September 30, 2001, the Company had borrowed the maximum amount available based on eligible accounts receivable at that time, which amounted to $463,865.

As of July 1, 2001, the Company reached an agreement to extend the maturity date of the outstanding $1,050,000 note payable to September 1, 2002. Under the terms of the agreement, the Company will issue to the note holder 50,000 shares of common stock at maturity, unless the Company prepays the amount before maturity. In that event, the number of shares issuable would increase to 100,000. In addition, the note holder has been granted an option to convert the note or a portion thereof into shares of common stock at a rate of $2.50 per share.

Beginning in October 2001 through November 13, 2001, the Company entered into loan agreements with several individuals aggregating $725,000. Under the terms of the agreements, funds were loaned to the Company to be used either in conjunction with acquiring new customers from an unaffiliated buyers club or for working capital. The loans have a stated interest rate of 12%, and are to be repaid using a portion of collected revenues from specifically-designated new or existing customers. After all principal and interest is repaid, the note holder will retain a 10% commission for as long as the specific customers remain active  BuyersOnline  members.  In  addition,  each  note  holder received a warrant to purchase shares of common stock at an exercise price of $2.50 per share. The amount of warrants issued equaled 25% of the note proceeds, and the warrants will expire after one year. The Company is pursuing additional loan opportunities with additional individuals under similar terms. However, there can be no assurance that the Company will successfully complete its efforts to raise additional amounts sufficient for the Company to achieve profitable results in the long term.


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


                   PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 14, 2001, a lawsuit was filed against the Company by Profitec, Inc. ("Profitec") in New Haven Superior Court, New
Haven, Connecticut, Action number 417196. Profitec asserted that it agreed to perform certain billing services in 1999 for the Company's telecommunication members and that the Company agreed to pay Profitec for such services. Profitec further claimed that the Company breached the contract by terminating the contract and failing to pay fees allocable under a "liquidated damage" provision for early termination. Profitec has claimed damages in excess of $140,000, based on the contract's liquidated damage provisions. The Company has retained counsel in New Haven to defend this action. The Company's defenses to this matter include the following: That Profitec failed to provide the contractual services in a timely or competent manner; that BuyersOnline notified Profitec on many occasions that it was not performing pursuant to the terms of the contract; that Profitec failed to cure the billing inadequacies and continued to deliver a billing product that caused BuyersOnline to lose members and spend excessive monies to correct; that Profitec breached the contract and that BuyersOnline followed its remedial course set forth in the contract by canceling the contract and obtaining billing services elsewhere; and that the liquidated damage provision upon which plaintiff bases its lawsuit is unenforceable. The Company has filed a general denial answer and has asserted affirmative defenses, including breach of contract, failure of consideration, and other issues. The Company has also filed a counter claim and has pled for damages based upon the plaintiff's failure under the above-described contract. The Company believes that Profitec's claims are without merit and intends to defend the action and pursue its claims against Profitec as it deems appropriate.


Item 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

During the first half of 2001, preferred stock dividends amounted to $360,642, consisting of $148,767 on outstanding shares of Series A 8% cumulative convertible preferred stock, and $211,875 on outstanding shares of Series B 8% cumulative convertible preferred stock. These dividends were paid through the issuance of 294,215 shares of common stock to the holders of the preferred stock on August 21, 2001.

On July 6, 2001, the Company issued 10,000 shares to Theodore Stern, an officer and director of the Company in consideration of a note payable in the amount of $100,000. The shares were issued at $1.10 per share, which was the fair market value at the date of issuance for a total value of $11,000. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 18, 2001, the Company issued 15,000 shares to Theodore Stern in consideration of a note payable in the amount of $150,000. The shares were issued at $0.85 per share, which was the fair market value at the date of issuance for a total value of $12,750. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 7, 2001, the Company issued 10,500 shares to Theodore Stern in consideration of him granting a guaranty to RFC Capital Corporation on behalf of BuyersOnline in connection with the Company's account receivable financing arrangement. The shares were issued at $0.95 per share, which was the fair market value at the date of issuance for a total value of $9,975. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 30, 2001, the Company issued 27,500 shares to Theodore Stern in consideration of a note payable in the amount of $275,000. The shares were issued at $0.80 per share, which was the fair market value at the date of issuance for a total value of $22,000. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 5, 2001, the Company issued 10,000 shares to Theodore Stern in consideration of a note payable in the amount of $100,000. The shares were issued at $0.85 per share, which was the fair market value at the date of issuance for a total value of $8,500. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 17, 2001, the Company issued 25,000 shares to Theodore Stern in consideration of him granting a guaranty to a telecommunications vendor on behalf of the Company in connection with a new volume pricing arrangement. The shares were issued at $0.70 per share, which was the fair market value at the date of issuance for a total value of $17,500. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 19, 2001, the Company issued 10,000 shares to Theodore Stern in consideration of a note payable in the amount of $100,000. The shares were issued at $0.68 per share, which was the fair market value at the date of issuance for a total value of $6,800. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


Item 5.  OTHER INFORMATION

On October 31, 2001, the stockholders approved an amendment to the Company's Certificate of Incorporation, changing the name of the Company to "Buyers United, Inc." The name change will be effective on November 20, 2001. On that date the trading symbol for common stock on the OTC Bulletin Board will be "BYRS."


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits:  None.


                           SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BUYERSONLINE.COM, INC.


Date:   November 13, 2001               By: /s/ G. Douglas Smith
                                            Vice President


Date:  November 13, 2001                By: /s/ Paul Jarman
                                            Treasurer