Form 10KSB
period 2001-12-31
BUYERS UNITED INC
filed 2002-04-16
CIK 1087934

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange act of 1934 for the transition period from    to


                          Commission File No.  0-26917
                                               -------

                              BUYERS UNITED, INC.
                             --------------------
          (Name of Small Business Issuer as specified in its charter)


               Delaware                        87-0528557
              ----------                    -----------------
   (State or Other Jurisdiction of            (IRS Employer
    Incorporation or Organization)         Identification No.)

                14870 Pony Express Road, Bluffdale, Utah 84065
               ------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:   (801) 320-3300
                             --------------

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

The issuer's revenues for its most recent fiscal year:  $14,341,977.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 31, 2001, was $4,001,521.

As of December 31, 2001, the Registrant had outstanding 5,312,629 shares of Common Stock, par value $0.0001.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement of Buyers United for the 2002 annual meeting of stockholders are incorporated by reference in Part III of this report.


                               TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

                          PART I

1.  Description of Business                                  3

2.  Description of Properties                                6

3.  Legal Proceedings                                        6

4.  Submission of Matters to a Vote of Security Holders      6

                         PART II

5.  Market for Common Equity and Related Stockholder         7
    Matters; Recent Sales of Unregistered Securities

6.  Management's Discussion and Analysis of Financial        8
    Condition and Results of Operations

7.  Financial Statements                                     11

8.  Changes in and Disagreements with Accountants on         12
    Accounting and Financial Disclosure

                         PART III

9.  Directors, Executive Officers, Promoters and Control     *
    Persons; Compliance with Section 16(a) of the Exchange
    Act

10.  Executive Compensation                                  *

11.  Security Ownership of Certain Beneficial Owners and     *
     Management

12.  Certain Relationships and Related Transactions          *

13.  Exhibits and Reports on Form 8-K                        12

     *These items are incorporated by reference from the definitive proxy statement of Buyers United for the 2002 annual meeting of stockholders.



                                    PART I

                       ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Buyers United, Inc. ("the Company" or "Buyers United") is a Delaware corporation that has been engaged for the past five years in the business of selling telecommunication services and now represents approximately 33,000 small businesses and residential consumers across America.

     The Company has refined its business model over the past several years to address specific niche opportunities in the vast communications industry. The Company's new brand, United Carrier Networks (UCN), targets business customers, while the brand developed during 2000, BuyersOnline (BOL), is intended to cater to the residential consumer. The use of the two distinct brands allows the Company to specifically meet the needs of both customer types, without creating channel conflicts.

     Buyers United is now pursuing multiple marketing avenues, including marketing through the Internet, using independent agents, and contracting with partners to stimulate interest in service offerings. The Company's shopping and referral rebate programs give customers additional cost saving opportunities and significantly increases customer retention. The new UCN web site gives specialized services and options for business customers and the agents that represent them.

     There are approximately 5,000 independent telecommunications agents around the country that are responsible for a substantial amount of annual U.S. telecommunication sales. Since the upsurge of agent-oriented business during mid-2000, Buyers United has engaged over 2,400 of these independent agents to sell its business and residential telecommunications services.

     Buyers United intends to continue to pursue long distance customers through partners that market through the Internet and promote its services.
Its largest partner is an online comparison shopping service, LowerMyBills.com.

     Buyers United's offices are located at 14870 Pony Express Road, Bluffdale, Utah 84065. The telephone number is (801) 320-3300.

SERVICES AND PRODUCTS

     Buyers United offers long distance telephone service and related products,
including calling cards and toll free 800/888 services.   Long distance and
related services are provided by five different long distance companies. The Company offers domestic long distance service to its members at rates ranging from 4.47 to 6.9 cents per minute, and offers overseas long distance services at similarly discounted rates. The long distance rate to Buyers United for domestic charges is fixed by agreement. Rates for long distance overseas calls may be adjusted by the long distance provider with seven days advance notice to Buyers United. All long distance charges are billed to Buyers United and are due within 30 days. Buyers United, in turn, bills its members for their long distance calls. Long distance service at comparable rates is available from a number of providers, and we continually seek out the lowest pricing for our members.

     The Company has no plans to acquire a long distance network or establish its own infrastructure for other services it offers. As a result, Buyers United depends on developing and maintaining relationships with third party providers of the services and products it offers. Buyers United relies on the purchasing power of its members to negotiate the terms of its arrangements with wholesale service providers. The Company handles all billing and collection for the services purchased by its members. Buyers United believes that it is on good terms with its current providers. In the event its relationship with a provider terminates for any reason, management believes it could obtain the same services or products from other providers on terms similar to existing contracts.

PROPOSED SERVICES

     Buyers United plans to offer a suite of services to business customers such as teleconferencing, call center routing services, and enhanced data solutions. These different services would allow the Company to facilitate the specific, and sometimes sophisticated needs of large commercial customers. The Company began significantly marketing toward this particular segment in 2001, and will continue efforts to market to this segment through 2002.

MARKETING STRATEGY

     By the end of 2001, the Company was employing two distinct divisions/brands for marketing purposes -"UCN", or "United Carrier Networks" for commercial markets, and "BOL", or "BuyersOnline" for residential markets.

     With UCN the Company has focused marketing efforts to provide businesses with the ability to access multiple long distance carriers through which the Company has agreements to resell services. This allows the business owners to choose services ultimately provided through various long distance providers:
MCI, Qwest, Global Crossing, Broadwing, and Touch America. A business customer can choose various services from any or all of these different telecommunications networks, yet only have to contract through UCN for these services. It no longer would be required to deal with these carriers
separately.   UCN then provides a single source for customer service,
regardless of how many networks the business uses, and sends a single billing statement that combines all of the services they use from any combination of the networks mentioned above.

     The Company's early growth and a continuing portion of its revenue base resulted from marketing efforts to the residential consumer long-distance market. It plans to continue marketing efforts to potential residential customers using the BuyersOnline, or "BOL" brand.

Rebate programs

     Beginning in July 2000, Buyers United offered an opportunity for its residential long distance customers to participate in its new rebate program. It created an Internet portal through which its customers could buy a wide variety of consumer products and services directly from various online retailers accessible through the www.buyersonline.com web site. When a customer goes to the web site and clicks a link to the featured online retailers, Buyers United receives a rebate from the retailer for purchases made by its customers. It then passes this rebate on in the form of a credit to their monthly long distance billing statements. Rebates usually range from 1% to 25%, depending on the product or service and the retailer.

     Buyers United now has contracts with 185 retailers to sell products and services to our members online including auto parts, music, clothing and accessories, computer products, health and beauty products, sports products, travel services, toys, pet supplies, home and garden products, specialty food items, and office supplies. These retailers offer nationally recognized, name-brand products and services. Buyers United will continually evaluate new products and services for inclusion in its Internet portal.

     While the shopping rebate program has become a customer retention tool, so far rebates collected and remitted to customers have been relatively insignificant. BOL's staff engages in regular communication with customers, informing them of new savings opportunites and up-selling additional products and services.

Agent sales

     This program was designed to cater to independent telecommunications agents around the country that are responsible for a substantial amount of annual U.S. telecommunication sales. The independent agents work on a "commission only" basis, and are attracted to Buyers United because of its back office support infrastructure, incentive programs, customer retention efforts, and additional product/service revenue opportunities. Since the middle of 2000, Buyers United has engaged over 2,400 independent agents to sell its telecommunications services. The contract with any of our independent agents can be terminated by either party at any time. Agents receive a commission ranging between 5.5% and 30% on telecommunications services sold to the members they refer, depending on the rates charged for services.

Internet advertising

     Online marketing is an effective tool to present Buyers United and its service offerings to millions of Internet users and consumers. Internet users have recently become the Company's primary target customer for three reasons: first, Internet users are familiar with the Internet and understand its workings and marketing opportunities; second, these potential customers regularly purchase products over the Internet and are the best candidates to take advantage of the Company's online shopping rebate program; and third, the Company can reduce its operating expenses by billing these members online if they choose, and can inexpensively communicate with them about new programs and service information. Buyers United intends to capitalize on Internet marketing by seeking opportunities to purchase or affiliate with other companies that control specific listings of Internet users who have requested notification of service and savings opportunities similar to the services offered by the Company. Once the Company has access to an Internet customer listing, it will offer incentives through the Buyers United Internet portal offered by unrelated organizations, such as free products, travel opportunities, prize programs, etc., to attract Internet consumers and introduce them to the benefits of membership in Buyers United. The Company believes that this strategy will drive the Company's brand awareness, and make all other member acquisition techniques more effective. The Company has targeted several companies that control Internet lists to initiate such programs.

GOVERNMENTAL REGULATION

     Long distance telecommunications carriers are subject to extensive federal and state government regulation, including regulation of both domestic and international tariffs for their services and certification or registration requirements. Buyers United is indirectly subject to these regulations because it resells long distance service provided by other carriers. Of particular relevance to Buyers United is federal and state regulation of "slamming," the practice of changing a customer's long distance service provider without proper authorization. To avoid violation of regulations in this area, Buyers United is required in certain states to obtain from its members authorization to change long distance service that meets certain requirements. Buyers United believes it is in compliance with federal and state regulation of changing long distance service.

COMPETITION

     Presently we are a reseller of long distance and Internet access services. Many of our competitors are substantially larger with greater financial and other resources.

     The U.S. long distance telecommunications industry is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants such as AT&T, Sprint and MCI WorldCom. Buyers United also competes with other national and regional long distance carriers that employ various means to attract new subscribers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments, and other incentives. The ability of Buyers United to compete effectively will depend on its ability to provide quality services at competitive prices.

     Building recognition of our brands is critical to attracting additional members and new strategic alliances. Our failure to promote and maintain our brands successfully may result in stunted growth, loss of customers, loss of market share and loss of strategic alliances. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which includes promotional programs and public relations activities.

EMPLOYEES

     As of April 2, 2002, Buyers United employed a total of 71 persons, including three executives and 68 in member services, technical operations, administration, and marketing. None of its employees is represented by a labor union. Buyers United has experienced no work stoppages and believes that its relations with its employees are good.

HISTORY

     Buyers United, Inc. was originally formed as a Utah corporation under the name "Linguistix, Inc." in 1995 as a subsidiary of Twin Creek Exploration Co., Inc. ("Twin Creek"). It received certain assets of Twin Creek for its stock and was spun-off to the stockholders of Twin Creek in connection with a business reorganization between Twin Creek and an unrelated corporation. In November 1997, the Company acquired WealthNet Incorporated, a Utah corporation, through an exchange of 1,852,589 shares of the Company's common stock, or approximately 92% of the outstanding shares, for all of the capital stock of WealthNet Incorporated. The transaction was accounted for as a reverse purchase acquisition, in which WealthNet Incorporated was treated as the acquiring subsidiary and the then-dormant Company as the acquired parent organization. The Company adopted the name, "Buyers United International, Inc.," and WealthNet, the wholly-owned subsidiary, changed its name to "Buyers United, Inc." Since that acquisition, the Company has pursued the business described above, which was started by WealthNet in January 1996. In March 1999, the Company changed its corporate domicile from Utah to Delaware through a merger with a Delaware corporation formed for that purpose. In connection with the change in corporate domicile, the Company's name changed to BUI, Inc., and it effected a 1-for-4 reverse split in its issued and outstanding common stock. On April 20, 2000, the name of the Delaware parent entity was changed to BuyersOnline.com, Inc., and on November 20, 2001, the name was changed yet again to match that of the Utah subsidiary, Buyers United, Inc. The Company plans during the first half of 2002 to merge the two corporations together.



                      ITEM 2.  DESCRIPTION OF PROPERTIES

     Buyers United leases its executive offices in Bluffdale, Utah, a suburb of Salt Lake City. The offices consist of approximately 30,000 square feet. The current monthly lease rate is approximately $30,750. The lease for office space expires in January 2007, but the Company has an option to renew the lease for an additional three to five years. The Company believes that the office space is adequate for its anticipated needs for at least the next 15 months.



                          ITEM 3.  LEGAL PROCEEDINGS

     On June 14, 2001, a lawsuit was filed against the Company by Profitec, Inc. in New Haven, Connecticut. Profitec asserted that it agreed to perform certain billing services in 1999 for the Company's telecommunication members and that the Company agreed to pay Profitec for such services. Profitec further claimed that the Company breached the contract by terminating the contract and failing to pay fees allocable under a "liquidated damage" provision for early termination. Profitec has claimed damages in excess of $140,000, based upon the contract's liquidated damage provisions. The Company has retained counsel in New Haven to defend this action. The Company's defenses to this matter include the following: that Profitec failed to provide the contractual services in a timely or competent manner; that the Company notified Profitec on many occasions that it was not performing as per the terms of the contract; that Profitec failed to cure the billing inadequacies and continued to deliver a billing product that caused the Company to lose members and spend excessive monies to correct; that Profitec breached the contract and that the Company followed its remedial course set forth in the contract by canceling the contract and obtaining billing services elsewhere; and that the liquidated damage provision upon which plaintiff bases its lawsuit is unenforceable.

     The Company has filed a general denial answer and has asserted affirmative defenses, including breach of contract, failure of consideration, and other issues. The Company has also filed a counter claim and has pled for damages based upon the plaintiff's failure under the above-described contract. On November 5, 2001, Profitec answered and denied the counter-claim but has never claimed the matter to any trial list, nor have they ever sought discovery. The Company believes that Profitec's claims are without merit, and is aware of other actions by Profitec against defendants similarly situated as the Company. The Company intends to defend the action and pursue its claims against Profitec as it deems appropriate.

     The  Company  is  the  subject of certain other legal  matters,  which  it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of the Profitec matter and these other matters will not have a material impact on the financial position, liquidity or results of operations of the Company.



         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on October 31, 2001, the stockholders voted on the following matters:

     (1) The election of Theodore Stern, Gary Smith, Edward Dallin Bagley, and Steve Barnett as directors of Buyers United to serve for a term of one year and until their successors are duly elected and qualified;

     (2) Approval of an amendment to the Certificate of Incorporation to change the name of the Company to Buyers United, Inc.;

     (3) Approval of an amendment to the Certificate of Incorporation to change the number of preferred shares authorized to be issued to up to 15,000,000;

     (4) Ratification of the appointment of Arthur Andersen LLP as independent auditors of Buyers United for 2001.

     Each of the foregoing matters was approved or ratified by the stockholders. The number of votes cast on the foregoing matters is as follows:

                               For         Against       Abstain
Election of Directors:
  Theodore Stern            3,853,522        7,549          0
  Gary Smith                3,852,954        8,117          0
  Edward Dallin Bagley      3,855,356        5,715          0
  Steve Barnett             3,835,071       26,000          0

Changing the name to        3,860,222        1,048         160
Buyers United, Inc.

Authorizing the number of
preferred shares            2,598,806       54,960        2,587
authorized to be issued to
up to 15,000,000

Appointment of Arthur       3,828,311       30,585        2,534
Andersen LLP

     On February 20, 2002, following a recommendation of the Audit Committee, the Board of Directors approved the dismissal of Arthur Andersen LLP as independent auditors. On the same day, the Board approved the appointment of Crowe, Chizek and Company LLP as Buyers United's new independent auditors.



                                    PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
                    RECENT SALES OF UNREGISTERED SECURITIES

     The common stock of Buyers United trades sporadically in the over-the-counter market. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended    High Bid ($)           Low Bid ($)

March 31, 2000                5.75                  1.63
June 30, 2000                 5.19                  1.75
September 30, 2000            3.50                  1.50
December 31, 2000             2.50                  0.88

March 31, 2001                1.94                  0.94
June 30, 2001                 1.75                  0.72
September 30, 2001            1.16                  0.61
December 31, 2001             1.01                  0.52

     Since its inception, no dividends have been paid on the common stock. Buyers United intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. There are currently outstanding 1,870,000 shares of Series A Convertible Preferred Stock and 563,800 shares of Series B Convertible Preferred Stock. Under the terms of this preferred stock, Buyers United cannot make any distributions on its common stock without the approval of a majority of the preferred stockholders. At March 31, 2002, there were approximately 4,900 holders of record of the common stock.

     During the three months ended December 31, 2001, issuances of unregistered securities were as follows:

     On October 15, 2001, the Company issued 10,000 shares to Theodore Stern in consideration of a note payable in the amount of $100,000. The shares were issued at $0.61 per share, which was the fair market value at the date of issuance for a total value of $6,100. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     On November 28, 2001, the Company issued 50,000 shares to Theodore Stern in consideration of extending the maturity date of a $500,000 note payable to July 5, 2003. The shares were issued at $0.63 per share, which was the fair market value at the date of issuance for a total value of $31,500. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     On December 4, 2001, the Company issued 156,500 shares to Theodore Stern in consideration of extending the maturity date of $1,565,000 in notes payable to July 5, 2003. The shares were issued at $0.60 per share, which was the fair market value at the date of issuance for a total value of $93,900. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     On December 12, 2001, the Company issued 10,000 shares to Theodore Stern in consideration of a note payable in the amount of $100,000. The shares were issued at $0.64 per share, which was the fair market value at the date of issuance for a total value of $6,400. All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     On December 12, 2001, the Company issued 35,000 shares to Pali Investments, Inc. as partial consideration of cancelinig a note payable. The shares were issued at $0.64 per share, which was the fair market value at the date of issuance for a total value of $22,400. All of the aforementioned shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

     On December 13, 2001, the Company issued 110,833 shares to two employees in exchange for services. The shares were issued at $0.64 per share, which was the fair market value at the date of issuance for a total value of $70,933.
All of the aforementioned shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.



     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     Buyers United is engaged in the business of selling to consumers and small businesses long distance and Internet access services. The marketing strategy of Buyers United is based on a membership concept under which members are entitled to receive the services offered at lower prices. Buyers United uses the purchasing power of its membership to negotiate lower cost or rebates from producers and resellers of the services and products. Lower costs allow Buyers United to offer more competitive pricing to attract and retain members, and make it possible for Buyers United to offer rebate incentive programs to its members for referring new prospective members. Buyers United's goal is to build a national consumer membership organization. Its strategy for achieving this goal is to focus on expanding service and product offerings, continue its member referral and rebate program, continue development of its agent sales program, and pursue Internet advertising to attract new members.

     Buyers United provides services that it believes are perceived by consumers and businesses as essential or are compatible with their normal annual expenditures. Since its inception in January 1996, the Company has focused on selling long distance service. This focus has enabled Buyers United to build the size of its membership base.

     Buyers United currently has over 53,000 members. Its target market includes networking professionals, small businesses, and middle-class families with an annual household income between $30,000 and $100,000, as these are the most likely to respond actively to the cost savings opportunity offered by Buyers United. Members reside mostly in high population centers and they tend to spend more than the average on long distance services. The Company believes that approximately one-third of the present membership consists of small businesses and entrepreneurs who operate home-based businesses.

RESULTS OF OPERATIONS - Year Ended December 31, 2001 compared to 2000

     Revenues increased 95% during 2001 to $14.3 million as compared to $7.4 million during 2000. The increase was due to higher membership resulting from Buyers United's ongoing agent-related promotional efforts. Membership at the end of 2001 increased 80% as compared to the previous year. During the latter part of December 2001 the Company began seeing the results of its new online marketing programs. Due in large part to these efforts, membership growth during the first three months of 2002 has increased 61%.

     During 2001, Buyers United continued its efforts of negotiating with its vendors to lower the cost of long distance service provided to members. By offering to increase business volume to certain levels, vendors agreed in exchange to offer lower rates. Accordingly, the Company began concentrating volume and new customer sign-ups with two of its largest long-distance wholesale carriers. At the end of 2001, the Company's business was primarily placed with these two carriers, but offered service to members through a total
of five different wholesale vendors.   In response to the lower costs thus
achieved during 2001, the Company was able to offer services to new members, particularly those in the agent-sponsored channels, at lower, more competitive prices. This resulted in an increase in commission expense for the year. As a result of these offsetting factors, costs of revenues for the year ended December 31, 2001 were $9.3 million, or 66% of revenue, as compared to costs of $4.8 million, or 65% of revenue, for the year ended December 31, 2000. The resultant gross profit margin for 2001 was down slightly at 34.8%, as compared to the margin of 35.1% experienced during 2000. The Company expects that gross margins will increase slightly during 2002 as revenue from customers acquired through its online marketing programs becomes more significant in relation to overall revenue.

     General and administrative expenses for 2001 increased 18% to $6.1 million
as compared to $5.2 million for the previous year.   Approximately two-thirds
of the increase stemmed from higher bad debt estimated write-offs incidental to the increased level of revenue. The remaining increase resulted primarily from higher occupancy costs during the year. In December of 2000, the Company consolidated four separate facilities into one location. However, offsetting the higher rent and maintenance costs were decreased expenses for fund-raising and business promotion activities. Except for bad debt allowances which will vary according to revenue levels, the Company anticipates slightly lower levels of general administrative expenses throughout the 2002 year.

     Selling and promotion expenses for the year ended December 31, 2001 were $3.3 million, a decrease of 14% over the prior year's expenses of $3.9 million. During the prior 2000 year, selling and promotion expenses were higher mainly due to infomercial production efforts. No such activity occurred during 2001, however the resultant significant decrease in production costs was offset somewhat by higher 2001 commission expenses in proportion to the increased revenue volume during 2001.

     During 2001, the Company reviewed its investment in leased computer equipment and software, the related ongoing maintenance expenses, and the costs primarily incurred in 2000 in connection with the creation of various web sites designed to work with Oracle-based applications. The Company determined that it could achieve its growth objectives and serve existing and potential customers using a more economical equipment and software solution.
Accordingly, the Company negotiated with the equipment lessor to return the equipment and cancel the lease.

     The Company also replaced its web site software with newly developed programs designed to operate on a SQL-based operating system and determined that the costs previously capitalized and associated with the returned equipment and software no longer had a realizable value. The total cost of removing the unamortized book value of the lease obligation, equipment, software, and capitalized web site development costs totaled $980,086.

     Interest income for 2001 was $15,571 as compared to $21,943 in 2000. The difference is attributable to the lower amount of funds on hand during 2001. Interest expense for 2001 was $997,882 as compared to $1.6 million for 2000, a decrease of 39%. The decrease is attributable primarily to the significant amount of bridge financing and related discount amortization and write-offs the Company experienced during 2000, before converting the bridge loans into the Series B Preferred Stock issuance.

     In December 2001, Buyers United recognized an extraordinary gain on the early extinguishment of debt of $383,520. Earlier in the year, one of the Company's noteholders sold the obligation to an investment relations firm. Subsequently, the Company negotiated a settlement with the investment relations firm. The Company paid $120,000 and issued 35,000 shares of common stock in exchange for canceling the outstanding obligation plus $25,921 in accrued interest. The stock had a fair market value of $22,401. The difference between the balance due, the cash paid and the fair market value of the stock issued was recognized as a gain on early extinguishment of debt. By contrast, in 2000, the Company recorded a loss of $1.02 million on the early extinguishment of debt. Buyers United obtained $2.5 million of debt financing during 2000, which was subsequently exchanged for Series B 8% cumulative convertible preferred stock and warrants to purchase common stock. The difference between the estimated fair value of the Series B preferred stock and warrants and the carrying amount of the debt was recognized as a loss on early extinguishment of debt.

     As a result of the above factors, the net loss before preferred stock dividends decreased 34% to $6.1 million for 2001 as compared to $9.1 million for 2000. During 2001, preferred stock dividends amounted to $759,455, consisting of $738,957 of 8% cumulative dividends on outstanding Series A and B preferred stock, and $20,498 of preferred stock dividends related to the beneficial conversion feature associated with the issuance of the last 110,000 Series B Preferred shares in early 2001. This compares to total preferred stock dividends during 2000 of $2.5 million, consisting of $383,458 of 8% cumulative dividends on Series A and B preferred stock, and $2.1 million of preferred stock dividends related to the beneficial conversion feature associated with the issuance of 453,800 shares of Series B preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     Buyers United's current ratio at the end of 2001 increased to 0.5:1 from 0.3:1 at the end of 2000. The reasons for the increase mainly resulted from the net increase in current asset amounts related to higher revenues and offset by decreases in liabilities resulting from quicker payments and debt restructuring. Restricted cash increased over the 2000 level due to the line of credit established in June 2001.
The line of credit agreement requires control over the bank account to which customer payments are remitted as part of the repayment terms. While this cash eventually repays the debt obligation with the balance transferring to the Company, due to the controlled nature of the account it is reflected on the balance sheet as being "restricted." Accounts receivable increased 47% due to higher revenue levels. Other current assets rose 33% at the end of 2001 over 2000 due to amounts capitalized associated with the Company's direct response advertising campaign. The current portion of notes payable balance decreased 16% due to the amendment of the maturity date of the $1,050,000 note from September 2002 to February 28, 2003, offset by increased borrowing of $875,000 in unsecured promissory notes which are reflected as current obligations on the balance sheet. The current portion of capital lease obligations decreased 36% due to both lease payments and the elimination of one of the two capital leases. Accounts payable rose by a net amount of only 12% since a year earlier, despite higher revenue and related operating payable increases. Offsetting factors included paying off and settling older outstanding amounts owed to vendors. Accrued liabilities increased 29% due mainly to increase in accrued rebates and commissions explained below. Accrued dividends increased 69% once the majority of the shares were outstanding the entire year during 2001.
Accrued rebates and commissions rose 330% at the end of 2001 as compared to the previous year due to revenue increases, a higher proportion of which involved outside sales agents.

     On June 7, 2001 the Company entered into a one-year account receivable financing agreement with RFC Capital Corporation ("RFC"). The facility allows the Company to finance up to $2.5 million based on the Company's eligible accounts receivable. The facility bears interest at a rate of prime plus 6%, and also required the payment of a Commitment Fee of $50,000. The facility allows the Company to borrow against unbilled receivables as well as finance regular monthly billings. At December 31, 2001, the Company had financed the maximum amount available based on eligible accounts receivable at that time, which amounted to $574,172. This agreement also requires the Company to maintain a restricted cash account for the collection of the Company's receivables. As of December 31, 2001 the Company had $690,312 of restricted cash.

     As of December 31, 2001, the Company had a $1,050,000 note payable to an individual bearing interest at 18%, payable monthly. On March 13, 2002, the noteholder agreed to extend the maturity date of the note to February 28, 2003. The note provides a conversion feature whereby the holder may convert the note into common stock at $2.50 per share. During extension negotiations earlier in 2001, provisions were added such that 50,000 shares of common stock will be issued to the noteholder at maturity. Should the note be prepaid, 100,000 shares are to be issued.

     As of December 31, 2001, the Company had several unsecured promissory notes payable to a member of the Company's Board of Directors totaling $2,565,000. All but one of the notes (for $400,000) bear interest at a rate of 12%, with interest payable upon maturity. The $400,000 note originated in connection with securing more favorable rates with certain of the Company's telecommunication providers. Accordingly, based on savings in terms of these costs, interest on this note is calculated based on the monthly vendor billings incurred by the Company, not to exceed $15,000 per month, payable monthly. While originally payable on demand, by the end of 2001 the notes had been renegotiated to mature on July 5, 2003.

     During October and November of 2001, the Company raised $825,000 via promissory notes to raise working capital and to take part in a service from an unrelated comparison shopping service to solicit new customers. All the notes carry essentially the same terms. They are unsecured and bear interest at 12%, payable monthly. Principal is also payable monthly, based on 20% of billings collected during each monthly billing period from specifically designated existing customers or from any new customers that subscribed via the on-line shopping service using the note proceeds. No principal repayments were made during 2001, these notes mature in October and November 2003. Inasmuch as principal payments could vary over time, the Company believes the principal will be repaid over a period of approximately one year from the time the notes were issued. Accordingly, the entire $825,000 amount outstanding at December 31, 2001 is classified as current on the accompanying balance sheet. Up through the end of March 2002, the Company had repaid principal in the amount of $122,626.

     During February 2002, Buyers United issued $350,000 in notes payable.
Then during the first part of April 2002 the Company issued an additional $1.35 million in promissory notes. Similar to the notes issued during 2001, principal is to be repaid out of collected billings from new customers generated through the online shopping service. With respect to these 2002 notes, 38% of the new customer billings are to be reserved for principal repayment. However, only half the note proceeds are to be used for this service, the rest being allocated for working capital purposes, as needed. These notes bear interest at 10% and interest and principal payments are due monthly

     During the years ended December 31, 2001 and 2000, the Company's net loss applicable to common stockholders was $6,827,484 and $11,608,114, respectively. As of December 31, 2001, the Company had a working capital deficit of $3,569,788 and an accumulated deficit of $25,631,129. During the years ended December 31, 2001 and 2000, the Company's operations used $4,145,290 and $3,418,987 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     During 2001, the Company began several cost-reduction initiatives. The net result of these efforts resulted in operating expenses (unrelated to either costs of revenue or asset disposals) decreasing as a percentage of revenue from 123% during 2000 to 66% during 2001. In addition the Company's revenues and number of customers increased 95% and 80%, respectively, during 2001 as compared to 2000.

     Subsequent to December 31, 2001 the Company obtained
$1.7 million of additional funding through the issuance of promissory notes and warrants. Of that amount, half is available for working capital, and the other half is intended to be used in the Company's ongoing online marketing activities. Such activities have increased the number of customers during the first quarter of 2002 by 61%. The Company also renewed its line of credit agreement through June 7, 2004. Moreover, revenue levels continued to increase during 2002's first quarter. Management estimates revenue for the first three months of 2002 to be approximately $4.7 million, or 19% higher than the previous quarter and expects the trend of revenue increases to continue throughout 2002. As a result of the revenue growth and ongoing cost-reduction efforts, the Company has achieved profitability during the first quarter of 2002, and management believes the Company will continue to be profitable during the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Buyers United. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect Buyers United's operations and financial condition. These factors include the availability of capital, competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to members, legal and regulatory initiatives affecting long distance service, and conditions in the capital markets. Forward-looking statements made by Buyers United are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.



                         ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of Buyers United appear at the end of this report beginning with the Index to Financial Statements on page F-1.



           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 20, 2002, Buyers United dismissed Arthur Andersen LLP ("Andersen") as its independent public accountants. The change was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

     Andersen performed audits of the Company's financial statements as of and for the years ended December 31, 1999 and 2000. Their audit reports did not contain an adverse opinion or disclaimer of opinion; however, their audit reports for each of the years ended December 31, 1999 and 2000 were modified as to the uncertainty of the Company's ability to continue as a going concern. Their reports were not qualified or modified as to audit scope or accounting principles.

     During the years ended December 31, 1999 and 2000, and during the interim period from December 31, 2000 to February 20, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of such disagreements in their reports.

     During the years ended December 31, 1999 and 2000 and during the interim period from December 31, 2000 to February 20, 2002, Andersen did not advise the Company of any reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

     Andersen has furnished the Company with a letter to the SEC stating they agree with the above statements. The letter was attached as an exhibit on the Company's Form 8-K filed with the SEC on February 26, 2002.

     On February 20, 2002, the Company's Board of Directors engaged Crowe, Chizek and Company LLP ("Crowe Chizek") as the Company's new independent public accountants. Up to that date, neither the Company nor anyone on its behalf consulted Crowe Chizek regarding the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company's financial statements.



                                   PART III

     The information required by each of the Items listed below is incorporated herein by reference to the definitive proxy statement of Buyers United for the 2002 annual meeting of stockholders:

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

Exhibit     Title of Document                            Location*
  No.

  3.1       Certificate of Incorporation                 Form 10-SB

  3.2       Certificate  of Designation  of  Preferred   Form 10-SB
            Stock

  3.3       By-Laws                                      Form 10-SB

 10.9       Long-Term Stock Incentive Plan               Form 10-SB

 21.1       List of Subsidiaries                        1999 Fm10KSB

  3.4       Series B Preferred Stock Designation        2000 Fm10KSB

  4.1       Form of Registration Rights Agreement       2000 Fm10KSB

 10.2       Form of Sales Agent Agreement               2000 Fm10KSB

 10.3       Form of Warrant issued to lenders           2000 Fm10KSB

 10.4 Form of Warrant issued as part of units 2000 Fm10KSB with Series B Preferred Stock

 10.5       Form of option for employees and
            directors

 10.6       RFC Agreement

 10.7       Agreement with LowerMyBills.com

 10.8       Form of loan agreement issued to
            noteholders

 16.1 Letter from former certifying accountant Fr8-K/2-26-02 discussing change in independent auditors

     *Exhibits identified as in the "Form 10-SB" are incorporated herein by this reference to the Registration Statement on Form 10-SB filed by Buyers United with the Securities and Exchange Commission on August 3, 1999. Exhibits identified as in "1999 Fm 10KSB" are incorporated herein by this reference to the annual report on Form 10-KSB for the year ended December 31, 1999, filed April 14, 2000. Exhibits identified as in "2000 Fm 10KSB" are incorporated herein by this reference to the annual report on Form 10-KSB for the year ended December 31, 2000, filed April 10, 2001. The Exhibit identified as "Fr8-K/2-28-02" refers to the Form 8-K the Company filed on February 26, 2002.

Form 8-K Filings

     No reports on Form 8-K were filed in the last calendar quarter of 2001.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BUYERS UNITED, INC.

Date:  April 16, 2002                        By: /s/ Theodore Stern
                                                Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 16, 2002        /s/ Theodore Stern
                             Chief Executive Officer and Director

Date:  April 16, 2002        /s/ Paul Jarman
                             Chief Financial Officer and Treasurer

Date:  April 16, 2002        /s/ Steve Barnett
                             Director

Date:  April 16, 2002        /s/ Gary Smith
                             Director

Date:  April 16, 2002        /s/ Edward Dallin Bagley
                             Director



                      BUYERS UNITED, INC. AND SUBSIDIARY

                       Consolidated Financial Statements

                               TABLE OF CONTENTS


Report of Independent Public Accountants                    F -  2

Report of Independent Public Accountants                    F -  3

Consolidated Balance Sheet                                  F -  4

Consolidated Statements of Operations                       F -  5

Consolidated Statements of Stockholders' Equity (Deficit)   F -  6

Consolidated Statements of Cash Flows                       F -  8

Notes to Consolidated Financial Statements                  F - 10



                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Buyers United, Inc. and Subsidiary
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Buyers United, Inc. and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Buyers United, Inc. and Subsidiary as of December 31, 2000 were audited by other auditors whose report dated March 29, 2001 expressed an unqualified opinion, with an explanatory paragraph as to the Company's continued existence, on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buyers United, Inc. and Subsidiary as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, deficit cash flows from operations, negative working capital, and has a net capital deficiency. These results as reported in the accompanying financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Crow, Chizek and Company, LLP

Oak Brook, Illinois
March 9, 2002, except for Note 5,
  as to which the date is March 13, 2002



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Buyers United, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Buyers United, Inc. (a Delaware corporation, formerly known as BuyersOnline.com, Inc.) and subsidiary for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Buyers United, inc. and subsidiary and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, deficit cash flows from operations, negative working capital, and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 29, 2001



                              BUYERS UNITED, INC.
                          CONSOLIDATED BALANCE SHEET
                               December 31, 2001


ASSETS
Current assets:
  Cash                                              $    57,100
  Restricted cash                                       690,312
  Accounts receivable, net of allowance for
   doubtful accounts of $520,000                      2,271,873
  Other current assets                                  282,240
                                                     ----------
      Total current assets                            3,301,525
                                                     ----------

Property and equipment, net                             652,576

Debt issuance costs, net of accumulated amortization
  of $149,104                                           187,756
Deposits                                                189,885
                                                     ----------
                                                        377,641
                                                     ----------

      Total assets                                  $ 4,331,742
                                                     ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks drawn in excess of available cash balances $   186,866
  Line of credit                                        574,172
  Current portion of long-term debt                   1,002,641
  Accounts payable                                    3,879,517
  Accrued liabilities                                   525,023
  Accrued commissions and rebates                       324,778
  Accrued dividends payable on preferred stock          378,316
                                                     ----------
      Total current liabilities                       6,871,313

Long-term liabilities:
  Long-term debt, net of current portion              3,615,000
                                                     ----------
      Total liabilities                              10,486,313

Stockholders' deficit
  Preferred stock, $0.0001 par value; 15,000,000
   shares authorized;
   Series A 8% cumulative convertible preferred
    stock; 1,870,000 shares issued and outstanding
    (liquidation value of $3,740,000)                       188
   Series B 8% cumulative convertible preferred
    stock; 563,800 shares issued and outstanding
    (liquidation value of $5,638,000)                        56
  Common stock, $0.0001 par value; 100,000,000
   shares authorized; 5,312,629 shares issued
   and outstanding                                          531
  Additional paid-in capital                         15,190,855
  Warrants and options outstanding                    4,383,334
  Deferred consulting fees                              (98,406)
  Accumulated deficit                               (25,631,129)
                                                     ----------
      Total stockholders' deficit                    (6,154,571)
                                                     ----------

      Total liabilities and stockholders' deficit   $ 4,331,742
                                                     ==========




                              BUYERS UNITED, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Years Ended
                                                            December 31,
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------
Revenues
  Telecommunications services                       $14,256,990  $  7,311,520
  Other                                                  84,987        44,039
                                                     ----------    ----------
     Total revenues                                  14,341,977     7,355,559
                                                     ----------    ----------

Operating expenses
  Costs of revenues                                   9,348,215     4,773,707
  General and administrative                          6,163,505     5,224,290
  Selling and promotion                               3,319,409     3,855,241
  Disposal of leased equipment and web site
   development costs                                    980,086          -
                                                     ----------    ----------
      Total operating expenses                       19,811,215    13,853,238
                                                     ----------    ----------
Loss from operations                                 (5,469,238)   (6,497,679)
                                                     ----------    ----------

Other income (expense)
  Interest income                                        15,571        21,943
  Interest expense                                     (997,882)   (1,626,212)
                                                     ----------    ----------
      Total other expense, net                         (982,311)   (1,604,269)
                                                     ----------    ----------

Loss before extraordinary item                       (6,451,549)   (8,101,948)
                                                     ----------    ----------

Extraordinary item - gain (loss) on early
 extinguishment of debt                                 383,520     (1,024,574)
                                                    ----------    ----------

Net loss                                            $(6,068,029) $ (9,126,522)
                                                     ==========    ==========


Preferred stock dividends:
  8% dividends on Series A and B preferred stock       (738,957)     (383,458)
  Beneficial conversion feature related to
   Series B preferred stock                             (20,498)   (2,098,134)
                                                     ----------    ----------
      Total preferred stock dividends                  (759,455)   (2,481,592)
                                                     ----------    ----------
Net loss applicable to common stockholders          $(6,827,484) $(11,608,114)
                                                     ==========    ==========


Basic and diluted net loss per common share:
  Net loss applicable to common stockholders
   before extraordinary item                        $     (1.57) $      (2.84)
  Extraordinary item - gain (loss) on early
   extinguishment of debt                                  0.08         (0.28)
                                                     ----------    ----------
Net loss applicable to common stockholders          $     (1.49) $      (3.12)
                                                     ==========    ==========


Weighted average common shares outstanding
  Basic and diluted                                   4,583,698     3,724,671
                                                     ==========    ==========



                                                 BUYERS UNITED, INC.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   Additional   Warrants/   Deferred
                                 Preferred Stock   Common Stock     Paid-in      Options   Consulting   Accumulated
                                 Shares   Amount  Shares   Amount   Capital    Outstanding    Fees        Deficit         Total
                                ---------  ----  ---------  ----  -----------  ----------  ---------   ------------   -----------
Balance at December 31, 1999    2,000,000  $200  3,508,835  $351  $ 7,146,175  $  179,500  $    -      $ (7,195,531)  $   130,695

Issuance of common shares and
 warrants for cash                   -       -     150,000    15      187,184     112,801       -              -          300,000
Issuance of common shares for
 services                            -       -      28,650     3       62,316        -          -              -           62,319
Conversion of preferred shares
 to common                       (125,000)  (12)   125,000    12         -           -          -              -             -
Issuance of warrants for
 services and with
 consulting agreements               -       -        -       -          -        473,703   (429,069)          -           44,634
Amortization of deferred
 consulting fees                     -       -        -       -          -           -       330,924           -          330,924
Issuance of warrants with
 notes payable                       -       -        -       -          -      1,427,654       -              -        1,427,654
Issuance of options for debt
 Guarantee                           -       -        -       -          -        103,200       -              -          103,200
Beneficial conversion feature
 in connection with
 debt extension                      -       -        -       -       722,050        -          -           722,050          -
Imputed interest on notes
 Payable                             -       -        -       -        37,742        -          -              -           37,742
Issuance of Series B preferred
 stock and warrants, net of
 offering costs                  199,300     20       -       -       909,285     754,457       -              -        1,663,762
Issuance of Series B preferred
 stock and warrants upon
 conversion of notes             254,500     25       -       -     1,523,146   1,021,829       -              -        2,545,000
Beneficial conversion dividend
 on Series B preferred stock        -        -        -       -     2,098,134        -          -        (2,098,134)         -
Preferred stock dividends           -        -        -       -          -           -          -          (383,458)     (383,458)
Issuance of common shares as
 payment of preferred
 stock dividends                    -        -     176,455    18      319,671        -          -              -          319,689
Net loss                            -        -        -       -          -           -          -        (9,126,522)   (9,126,522)
                                ---------  ----  ---------  ----  -----------  ----------  ---------   ------------   -----------
Balance at December 31, 2000   2,328,800    233  3,988,940   399   13,005,703   4,073,144    (98,145)   (18,803,645)   (1,822,311)

Issuance of common shares for
 Services                            -       -     148,800    15      104,572        -          -              -          104,587
Issuance of common shares with
 consulting agreement                -       -     100,000    10      124,990        -      (125,000)          -             -
Issuance of common shares in
 connection with debt
 extinguishments                     -       -      35,000     4       22,397        -          -              -           22,401
Conversion of preferred shares
 to common                         (5,000)   -       5,000    -          -           -          -              -             -
Issuance of common shares
 in connection with notes
 payable                            -        -     430,000    43      360,130        -          -              -          360,173
Issuance of warrants for
 services and with
 consulting agreements              -        -        -       -          -         54,515       -              -           54,515
Amortization of deferred
 consulting fees                    -        -        -       -          -           -        45,774           -           45,774
Issuance of warrants with
 notes payable                      -        -        -       -          -         32,239       -              -           32,239
Issuance of common stock
 for debt guarantee                 -        -     100,000    10      144,990        -          -              -          145,000
Imputed interest on notes
 Payable                            -        -        -       -        25,500        -          -              -           25,500
Issuance of Series B
 preferred stock and
 warrants, net o1f
 offering costs                  110,000     11       -       -       797,588     302,401       -              -        1,100,000
Beneficial conversion
 dividend on Series B
 preferred stock                    -        -        -       -        20,498        -          -           (20,498)         -
Cancellation of options
 issued for services                -        -        -       -          -        (78,965)    78,965           -             -
Preferred stock dividends           -        -        -       -          -           -          -           (738,957)    (738,957)
Issuance of common shares
 as payment of preferred
 stock dividends                    -        -     504,884   50       584,487        -          -              -          584,537
Net loss                            -        -        -       -          -           -          -        (6,068,029)   (6,068,029)
                                ---------   ---  ---------   ---   ----------  ----------   --------     ----------     ---------
Balance at December 31, 2001    2,433,800  $244  5,312,624  $531  $15,190,855 $ 4,383,334  $ (98,406)  $(25,631,129)  $(6,154,571)
                                =========   ===  =========   ===   ==========   =========   ========     ==========     =========



                              BUYERS UNITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Years Ended
                                                           December 31,
                                                     -----------------------
                                                        2001          2000
                                                     ----------   ----------
Cash flows from operating activities:
  Net loss                                          $(6,068,029) $(9,126,522)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Extraordinary item - (gain) loss on early
      extinguishment of debt                           (383,520)   1,024,574
     Depreciation and amortization                      766,869      331,027
     Interest expense resulting from issuing stock
      and warrants with notes                           255,623         -
     Interest expense associated with beneficial
      conversion feature in connection with debt
      extension                                            -         722,050
     Amortization of discount on notes payable            6,140      614,119
     Amortization of note financing costs               169,154       36,356
     Amortization of deferred consulting fees            45,774      330,924
     Services rendered in exchange for shares of
      common stock                                      104,587       62,319
     Expense related to the issuance of options
      to purchase common shares                          54,515       44,634
     Loss on disposal of leased assets and web
      site development costs                            980,086         -
     Changes in operating assets and liabilities:
       Accounts receivable                             (724,591)    (657,385)
       Other current assets                            (112,176)      67,011
       Checks in excess of available cash balances      186,866         -
       Accounts payable                                 430,271    2,727,418
       Accrued commissions and rebates                  249,244      (29,847)
       Accrued liabilities                             (106,103)     434,335
                                                     ----------   ----------
         Net cash used in operating activities       (4,145,290)  (3,418,987)
                                                     ----------   ----------

Cash flows from investing activities:
  Increase in other assets                              (63,535)    (208,210)
  Purchases of property and equipment                  (213,145)  (1,409,157)
                                                     ----------   ----------
         Net cash used in investing activities         (276,680)  (1,617,367)
                                                     ----------   ----------

Cash flows from financing activities:
  Change in restricted cash                            (462,542)     (57,083)
  Net borrowings under line of credit                   574,172         -
  Borrowings under notes payable, net of debt
   issuance costs                                     3,833,750    2,639,000
  Principal payments on notes payable                  (120,000)    (169,148)
  Principal payments on capital lease obligations      (500,358)    (372,059)
  Issuance of preferred/common shares for cash,
   net of offering costs                              1,097,223    1,963,762
                                                     ----------   ----------
         Net cash provided by financing activities    4,422,245    4,004,472
                                                     ----------   ----------

Net increase (decrease) in cash                             275   (1,031,882)

Cash at the beginning of the year                        56,825      1,088,707
                                                     ----------   ----------

Cash at the end of the year                         $    57,100  $    56,825
                                                     ==========   ==========


Supplemental cash flow information:
  Cash paid for interest                            $   459,442    $   250,186


Supplemental schedule of noncash investing and
 financing activities:
  Conversion of notes payable to common shares $ - $ 2,545,000 Issuance of common shares in payment of
   preferred stock dividend                             584,537      319,689
  Issuance of common shares in payment of
   deferred services                                    125,000         -
  Issuance of common shares in payment of
   deferred financing costs                             249,550         -
  Issuance of common shares in extinguishments
   of debt                                               22,400           -
  Issuance of warrants with preferred shares               -       1,776,286
  Issuance of warrants with promissory notes             32,239    1,427,654
  Beneficial conversion dividend on Series B
   preferred shares                                      20,498    2,098,134
  Accrual of dividend payable on preferred stock        738,957      383,458
  Assets acquired under capital lease arrangements      109,100      719,954




                              BUYERS UNITED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


NOTE 1 - DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Buyers United, Inc. ("the Company") was incorporated on January 16, 1996 in the state of Utah and was reincorporated in the state of Delaware on April 9, 1999. The Company was formerly known as Linguistix, Inc., Buyers United International, Inc., BUI, Inc., and BuyersOnline.com, Inc. On November 20, 2001, the Company changed its name to Buyers United, Inc., the same name as its dormant, wholly owned Utah subsidiary. The Company plans to merge the subsidiary into the parent entity during 2002. At the time of the name change, the Company's trading symbol also changed to "BYRS."

The Company is a consumer buying organization with the objective of providing high quality consumer products and services at favorable prices to its members. The Company forms strategic alliances with various consumer service providers in an effort to combine the purchasing power of its members to negotiate favorable prices from these providers. The Company markets its products and services principally by offering incentives to its existing members to refer new members to the Company's products and services. During the years ended December 31, 2001 and 2000, the Company primarily provided discounted long distance telecommunication services to its members.

During the years ended December 31, 2001 and 2000, the Company's net loss applicable to common stockholders was $6,827,484 and $11,608,114, respectively. As of December 31, 2001, the Company had a working capital deficit of $3,569,788 and an accumulated deficit of $25,631,129. During the years ended December 31, 2001 and 2000, the Company's operations used $4,145,290 and $3,418,987 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

During 2001, the Company began several cost-reduction initiatives. The net result of these efforts resulted in operating expenses (unrelated to either costs of revenue or asset disposals) decreasing as a percentage of revenue from 123% during 2000 to 66% during 2001. In addition, the Company's revenues and number of customers increased 95% and 80%, respectively, during 2001 as compared to 2000.

As discussed in Note 13, subsequent to December 31, 2001, the Company obtained $1.7 million of additional funding through the issuance of promissory notes and warrants. Of that amount, half is available for working capital, and the other half is intended to be used in the Company's ongoing online marketing activities. Such activities have increased the number of customers during the first quarter of 2002 by 61% (unaudited). The Company also renewed its line of credit agreement through June 7, 2004. Moreover, revenue levels continued to increase during 2002's first quarter. Management estimates revenue for the first three months of 2002 to be approximately $4.7 million, or 19% higher than the previous quarter and expects the trend of revenue increases to continue throughout 2002 (unaudited). As a result of the revenue growth and ongoing cost-reduction efforts, the Company has achieved profitability during the first quarter of 2002 (unaudited) and management believes that the Company will continue to be profitable during the year ended December 31, 2002.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Buyers United, Inc. and its wholly owned subsidiary of the same name. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition
The Company's revenue recognition policy with respect to reseller agreements is to record gross revenues and receivables from customers when the Company acts as principal in the transaction; takes title to the products or services; and has risks and rewards of ownership, such as risk of loss for collection, delivery, or returns. With respect to commission or other agent or broker arrangements, the Company recognizes net commission revenues. Revenues from sales of products and services are recognized upon shipment of the products or provision of the services to the customers, and revenues from commissioned services are recognized as the services are provided.

Restricted Cash
In accordance with the Company's agreement with RFC Capital Corp. (Note 4), the Company maintains a restricted cash account for the collection of the Company's receivables. As of December 31, 2001, the Company had $690,312 of cash that was restricted.

Property and Equipment
Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. In March 2000, the Emerging Issues Task Force issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs." Pursuant to this pronouncement, the Company has capitalized the direct costs of major development related to its web site (see
Note 3).

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows:

   Computer and office equipment                          2 to 3 years
   Internal-use software and web site development costs     2 years
   Furniture and fixtures                                 3 to 7 years

Advertising Costs
The Company advertises its services through traditional venues, such as Internet, television, print media, and radio, to the general public. Costs associated with these advertising means are expensed as incurred, and approximated $1,057,000 and $446,000 for the years ended December 31, 2001 and 2000, respectively.

In addition to the traditional advertising means noted above, the Company participates in a direct response advertising campaign with LowerMyBills.com
(LMB), an Internet service provider. Through this campaign, the Company's name and the services it provides are displayed on LMB's web site. The Company is obligated to pay LMB a fee when a customer signs up for services through LMB's web site. The fees associated with this advertising campaign were deferred and approximated $170,000 during the year ended December 31, 2001. These fees have been amortized over the period during which the future benefits are expected to be received, which was six months at December 31, 2001. The fees and related accumulated amortization of $42,000 was included with other current assets as of December 31, 2001.

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

Debt Issuance Costs
As an inducement to various shareholders and board members to lend monies to the Company, shares of common stock were issued to them. The fair market value of those shares at the date of issuance has been capitalized as debt issuance costs and is being amortized over the life of the loans. Amortization of these costs for the years ended December 31, 2001 and 2000 was $149,104 and $0, respectively, and are included in interest expense. The remaining amortization period for these costs is less than two years as of December 31, 2001.

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

Outstanding options of employees and directors to purchase 2,818,585 and 3,053,019 shares of common stock as of December 31, 2001 and 2000, respectively; 5,252,800 and 4,144,000 shares of common stock issuable upon the conversion of preferred stock as of December 31, 2001 and 2000, respectively; and 5,362,132 and 4,601,382 shares of common stock issuable upon exercise of warrants to purchase common stock as of December 31, 2001 and 2000, respectively, were not included in the computation of Diluted EPS because they would be antidilutive.

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements
In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement, as amended, was adopted by the Company effective January 1, 2001. The adoption of this statement did not have a material impact on the Company's results of operations, financial position, or liquidity.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved its proposed SFAS No. 141 ("SFAS No. 141"), "Business Combinations," and SFAS
No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets."

Under SFAS No. 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001. SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. The Company believes that the adoption of these statements will not have a material impact on the Company's results of operations, financial position, or liquidity.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company is required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. Thus, the Company will need to adopt SFAS
No. 143 as of January 1, 2003. SFAS No. 143 requires businesses to recognize a liability for an asset retirement obligation when it is incurred. This liability should be recorded at its fair value, and a corresponding increase in the carrying amount of the related long-term asset should be recorded as well. The Company believes the adoption of SFAS No. 143 on January 1, 2003 will not have a material impact on the Company's results of operations, financial position, or liquidity.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. The long-lived assets that are to be disposed of by sale should be measured at the lower of book value or fair value less any selling expenses. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for the Company for all financial statements issued for fiscal years beginning after December 15, 2001. Management believes that the adoption of this pronouncement will not have a material effect on the Company's results of operations, financial position, or liquidity.


NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2001, property and equipment consists of the following:

          Computer and office equipment              $  708,688
          Internal-use software and web site
            development costs                           558,548
          Furniture and fixtures                        217,690
                                                      ---------
                                                      1,484,926
          Accumulated depreciation and amortization    (832,350)
                                                      ---------
                                                     $  652,576
                                                      =========

Property and equipment at December 31, 2001 includes $327,992 of assets under a capital lease and accumulated amortization of $208,369.

During the current year, the Company reviewed its investment in leased computer equipment and software, and determined that it could achieve its growth objectives and serve its customers with a different equipment and software solution. During the current year, the Company also replaced its web site software with a newly-developed program. The total cost of removing the unamortized book value of the above assets was $980,086 and is included in the consolidated statement of operations.


NOTE 4 - LINE OF CREDIT

On June 7, 2001, the Company entered into a line of credit agreement with RFC Capital Corporation ("RFC"). The facility allows the Company to borrow up to $2,500,000 based on the Company's eligible accounts receivable and unbilled receivables. The facility bears interest at prime plus 6% and expires June 2002.

As security for the line of credit, the Company is required to maintain a lock box at a financial institution. As of December 31, 2001, there was $690,312 of restricted cash associated with this agreement. At December 31, 2001, the Company had borrowed the maximum amount available based on eligible accounts receivable at that time, which amounted to $574,172.


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

     Unsecured notes payable - Chairman of the Board,
     bearing interest of 12%, with both principal and
     any unpaid interest due July 5, 2003.                    $2,565,000

     Secured note payable bearing interest at 18%,
     payable monthly.  Principal and any unpaid interest
     due February 28, 2003.  The note is secured by certain
     assets of a member of the Board of Directors.             1,050,000

     Unsecured promissory notes bearing interest at 12%.
     Principal payments due monthly based on 20% of billings
     collected from specifically-designated customers.
     All unpaid interest and principal are due November 2003.
     The Company believes that the principal will be repaid
     over a period of one year from the date of issue based
     on forecasted billings to these customers.                  825,000

     Other                                                       177,641
                                                               ---------
                                                               4,617,641
     Less current portion                                     (1,002,641)
                                                               ---------
                                                              $3,615,000
                                                               =========


Long-term debt maturities are as follows:

               2002                      $1,002,641
               2003                       3,615,000
                                          ---------
                                          4,617,641
               Less current maturities   (1,002,641)
                                          ---------
                                         $3,615,000


NOTE 6 - NOTES PAYABLE

The secured note payable provides a conversion feature whereby the holder may convert the note into common stock at $2.50 per share. This feature was amended to the note agreement during 2000. On the date of the amendment, the quoted market value of the Company's common stock exceeded the conversion price of $2.50 per share; therefore, in 2000, the Company recorded a non-cash charge to interest expense of $722,050 representing the intrinsic value of the beneficial conversion feature.

In connection with the unsecured promissory notes, two-year warrants to purchase 211,850 shares of common stock at $2.50 per share were also issued to the noteholders. Warrants for an additional 25,500 shares were issued to the sales agent. The estimated fair value of the warrants of $32,457, based on using the Black-Scholes pricing model, was allocated to the warrants and recorded as a discount to the carrying value of the notes. The discount is being amortized to interest expense over the estimated term of the notes.

In June 2001, the Company entered into a joint sales agreement with Infotopia, Inc. ("Infotopia"), a direct response marketer. In connection with the agreement, Infotopia agreed to loan the Company $500,000. Subsequent to entering into the sales agreement, the two companies decided not to pursue further any joint activity. During 2001, Infotopia sold the loan obligation to Pali Investments, Inc. ("Pali"), an unrelated investment relations firm. In December 2001, the Company negotiated a settlement with Pali. Under the terms of the settlement, the Company paid $120,000 and issued 35,000 shares of common stock in exchange for canceling the outstanding obligation plus $25,921 in accrued interest. The stock had a fair market value of $22,401. Accordingly, based on these amounts, the Company recorded an extraordinary gain on the early extinguishments of the debt in the amount of $383,520.

During 2000, various investors, including three members of the Company's Board of Directors, loaned the Company $2,795,000 under promissory note agreements. Certain of the notes were non-interest-bearing for an initial term and, if not repaid, bore interest at rates ranging from

12% to 18%. The Company imputed interest of $37,742 for the non-interest periods, which was recorded as a discount on the notes. The other agreements bore interest at rates ranging from 12% to 18%. One note for $150,000 was repaid; an 18% $100,000 note remained outstanding at December 31, 2000 with a carrying amount of $98,613, net of discount, and an original due date of January 31, 2001. This note was amended to extend the interest and principal payments to be due in July 2003 (see Note 5). The remaining $2,545,000 of notes were exchanged for shares of Series B 8% cumulative convertible preferred stock and warrants in October 2000 (see Notes 9 and 10).

In connection with the loans described in the preceding paragraph, the Company issued 1,432,500 warrants to the note holders and 32,500 warrants to the Placement Agent. The warrants entitle the holders to purchase shares of common stock at prices ranging between $2.00 and $2.50 per share until June 30, 2005. The estimated fair value of the warrants of $1,427,654, based on using the Black-Scholes pricing model, was allocated to the warrants and recorded as a discount to the carrying value of the notes. The discount was being amortized to interest expense over the term of the notes. When the notes were subsequently exchanged for Series B preferred stock and warrants to purchase common stock, the difference between the estimated fair value of the Series B preferred stock and warrants and the carrying amount of the debt was recognized as an extraordinary loss on early extinguishment of debt. The extraordinary loss on early extinguishment in 2000 amounted to $1,024,574.


NOTE 7 - LEASES

In December 2000, the Company moved all of its operations into one building and entered into a noncancellable operating lease agreement for the office space. The Company has also entered into operating leases for various pieces of office equipment and has a capital lease for software. The following is a schedule of future minimum payments under the leases as of December 31, 2001:

                                         Capital    Operating
                                          Leases     Leases

     2002                                $210,673 $  376,581
     2003                                    -       379,906
     2004                                    -       387,681
     2005                                    -       397,373
     2006                                    -       407,307
     Thereafter                              -       417,490
                                          -------  ---------
      Total future minimum lease payments 210,673 $2,366,338
                                                   =========
      Less amount representing interest    (8,516)
                                          -------
      Total obligations under
       capital leases - all current      $202,157
                                          =======

Rent expense was approximately $517,600 and $220,000 for the years ended December 31, 2001 and 2000, respectively.


NOTE 8 - INCOME TAXES

The components of the Company's net deferred income tax assets and liabilities are as follows:

     Deferred income tax assets:
       Net operating loss carryforwards           $6,550,000
       Reserves and accrued liabilities              408,000
       Other                                          11,000
                                                   ---------
           Total deferred income tax assets        6,969,000
       Valuation allowance                        (6,751,000)
                                                   ---------
           Net deferred income tax asset             217,000


     Deferred income tax liabilities:
       Capitalized software costs                       -
       Tax depreciation in excess of book
        depreciation                                (217,000)
                                                   ---------
           Net deferred income tax liability        (217,000)
                                                   ---------
           Net deferred income taxes              $     -
                                                   =========

As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $18,000,000. The tax net operating loss carryforwards will expire beginning in 2012.

No benefit for income taxes has been recorded during the year ended December 31, 2001. Inasmuch as the Company's history includes accumulated net operating losses, it is uncertain as to whether the Company's deferred tax asset can be fully realized. Accordingly, a valuation allowance has been recorded to reduce the deferred income tax assets. The net change in the valuation allowance for deferred tax assets during the year ended December 31, 2001 has a $2,165,000 increase.


NOTE 9 - CAPITAL TRANSACTIONS

Preferred Stock
The Board of Directors is authorized to classify any shares of the Company's authorized but unissued preferred stock in one or more series. With respect to each series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or partially cumulative as to dividends and the dates from which any cumulative dividends are to accumulate; whether the shares of such series may be redeemed, and, if so, the price or prices at which and the terms and conditions on which shares of such series may be redeemed; the amount payable upon shares of such series in the event of the voluntary or involuntary dissolution, liquidation, or winding up of the affairs of the Company; the sinking fund provisions, if any, for the redemption of shares of such series; the voting rights, if any, of the shares of such series; the terms and conditions, if any, on which shares of such series may be converted into shares of capital stock of the Company of any other class or series; whether the shares of such series are to be preferred over shares of capital stock of the Company of any other class or series as to dividends or upon the voluntary or involuntary dissolution, liquidation, or termination of the affairs of the Company or otherwise; and any other characteristics, preferences, limitations, rights, privileges, immunities, or terms.

Series A 8% Cumulative Convertible Preferred Stock
During 1999, the Board of Directors authorized the issuance of 2,000,000 shares of Series A 8% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at an offering price of $2.00 per share. Gross proceeds of $4,000,000 were raised upon sale of the shares.

The Series A Preferred Stock is convertible to common stock at any time at the election of the holder and, under limited circumstances, at the election of the Company. The conversion rate is one for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price. The Series A Preferred Stock can be redeemed at the Company's election at any time commencing January 1, 2005 at a redemption price of $2.00 per share plus all accrued dividends as of the redemption date. During 2001 and 2000, certain stockholders converted 5,000 and 125,000 Series A preferred shares, respectively, into common shares.

Series B 8% Cumulative Convertible Preferred Stock
In September 2000, the Board of Directors authorized the issuance of 1,234,500 shares of Series B 8% Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and related warrants to purchase common shares at an offering price of $10.00 per unit. Each unit consists of one share of Series B Preferred Stock and five warrants to purchase one share of common stock at an exercise price of $2.50 per share. During 2000, various investors made loans to the Company and subsequently elected to exchange their promissory notes for units. In addition to the converted loans of $2,545,000, the Company raised $1,993,000 through the issuance of units through December 31, 2000 and $1,100,000 through the issuance of units in 2001.

In connection with the unit offering, the Company agreed to pay the Placement Agent a sales commission and expense allowance aggregating 13% of the gross proceeds from the sale of the Series B Preferred Stock, in addition to 10% of the gross proceeds of certain related bridge financing. The Company also incurred approximately $23,000 of direct expenses in connection with the offering. As additional consideration, the Company agreed to issue to the Placement Agent warrants to purchase 319,300 shares of the Company's common stock at an exercise price of $2.50 per share.

As part of the Series B Preferred Stock offering, the Company issued 2,269,000 warrants to purchase common stock at $2.50 per share. The Company allocated the net proceeds from the offering of $4,208,762 between the Series B Preferred Stock and the warrants based on estimated relative fair values. The Series B Preferred Stock was recorded at $2,432,476, and the warrants were recorded at $1,776,286. The estimated fair value of the warrants was determined using the Black-Scholes pricing model. The Series B Preferred Stock is convertible to common stock at any time at the election of the holder and, under limited circumstances, at the election of the Company. The conversion rate is five for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price. On most of the dates the Series B preferred shares were issued, the quoted market price of the Company's common stock exceeded the $2.00 conversion price. Accordingly, the Company measured the intrinsic value of the beneficial conversion feature as the difference between the quoted prices of the common stock into which the Series B preferred shares are convertible and the recorded value of the Series B preferred shares of $2,432,476. The total intrinsic value of the beneficial conversion feature of $2,098,134 has been reflected in the accompanying 2000 consolidated financial statements as a preferred stock dividend and as an increase to additional paid in capital.

During the three months ended March 31, 2001, the Company issued an additional 110,000 shares of preferred stock and 550,000 warrants to purchase common stock. The Company allocated the net proceeds from the offering of $1,097,223 between the Series B Preferred Stock and the warrants based on estimated relative fair values. Accordingly, the stock was recorded at $794,822, and the warrants were recorded at $302,401. In connection with these additional Series B shares, the intrinsic value of the beneficial conversion feature of $20,498 was reflected in the accompanying 2001 consolidated financial statements as a preferred stock dividend and as an increase to additional paid in capital. The Series B Preferred Stock Offering closed on April 13, 2001.

The Series B Preferred Stock can be redeemed at the Company's election at any time commencing January 1, 2004, at a redemption price of $10.00 per share plus all accrued dividends as of the redemption date.

Cumulative dividends accrue on both Series A and B Preferred Stock at the rate of 8% per annum from the date of original issue and are payable semi-annually on June 30 and December 31 of each year out of funds legally available for the payment of dividends. Dividends are payable in cash or common stock at the election of the Company. If paid in common stock, the number of shares issued will be based on the average of the closing bid prices for the common stock over the five trading days immediately prior to the dividend payment date. If the Company fails to pay any dividend within 60 days of its due date, the conversion price (see below) is adjusted downward by $0.25 per share for each occurrence. During the years ended December 31, 2001 and 2000, the Company declared dividends aggregating $738,957 and $383,458, respectively, and to satisfy payment obligations, issued a total of 504,884 and 176,455 shares of common stock, respectively. As of December 31, 2001, the Company had accrued dividends payable in the amount of $378,316. In February 2002, the Company settled the dividend payable by issuing 374,534 shares of common stock.

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

Issuances of Common Stock
During 2001 the Company issued 113,300 to four employees in payment of services rendered, at an aggregated fair market value of $77,100.

The Company also issued 35,500 shares of stock to one of its directors during 2001 to personally act as a guarantor to certain of the Company's creditors with respect to business expansion activities. The fair market value of the shares was $27,475.

In March 2001, the Company entered into three-year marketing contracts with one of its Series B Preferred stockholders. Under the terms of the contracts, 100,000 shares of common stock were issued with a fair market value of $125,000. This amount was recorded on the balance sheet as a deferred consulting fee and included in operating expenses on a straight-line basis over the life of the contracts. During 2001, $39,931 was recorded in promotion expenses as a result of this amortization. Consideration granted under the contracts' terms also included options to purchase up to 150,000 additional shares of common stock at $2.50 per share. These options vest gradually over the term of the contract. These options are accounted for as variable plan options since the issuance of these options was under the premise that the grantee will be providing current and future services for the Company. Accordingly, using the Black-Scholes option pricing model, $29,581 in consulting expense was recorded to reflect the vesting of these options through December 31, 2001.

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

Warrants to Purchase Common Shares
As mentioned above, the Company issued warrants in connection with its Series B preferred stock offering and in connection with certain marketing contracts.
In addition, the Company issued warrants when it issued and converted certain notes payable more fully described in Note 6.

During 2000, the Company issued warrants in connection with the sale of 150,000 shares of common stock as previously described above. The Company also issued 223,082 warrants to purchase common shares at prices ranging from $2.00 to $5.13 per share to various outside consultants and independent sales agents in exchange for services, which were valued at $473,703.

During 2001, the Company issued 10,000 warrants to purchase common shares at $2.50 per share to independent sales agents, which were valued at $9,236. In addition, the Company renegotiated and settled certain terms of an outside consulting contract entered into during 2000. Under the terms of the settlement, the Company modified the exercise price from $5.00 per share to
2.50 per share on 50,000 warrants outstanding and issued and additional
15,000 warrants with an exercise price of $2.50 per share. In connection with the settlement the Company recognized $15,696 in expense.

50,000 warrants to purchase common shares at $5.00 per share were rescinded and new warrants to purchase 65,000 shares of common stock at $2.50 per share were issued at a value of $15,696.

All of the warrants were exercisable at December 31, 2001. The following tables summarize the warrant activity for 2001 and 2000:

                                                                Weighted
                                                                 Average
                                                   Price         Exercise
                                     Warrants      Range          Price
                                     --------      -----          -----

  Balance at December 31, 1999        125,000       $1.25         $1.25
    Issued                          4,476,382   $2.00 - $5.13      2.47
                                    ---------
  Balance at December 31, 2000      4,601,382   $1.25 - $5.13      2.44
    Cancelled or expired             (268,000)  $2.00 - $5.00      2.60
    Issued                          1,012,350       $2.50          2.50
                                    ---------
  Balance at December 31, 2001      5,345,732   $1.25 - $5.13      2.44
                                    =========

Long-Term Stock Incentive Plan
Effective March 11, 1999, the Company established the Buyers United International, Inc. Long-Term Stock Incentive Plan ("the Stock Plan"). The Stock Plan provides for a maximum of 1,200,000 shares of common stock of the Company to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the Stock Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights ("SAR"); and on a limited basis, stock awards. The terms and exercise prices of options and SARs will be established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2001, incentive stock options to purchase a total of 794,653 shares of common stock had been granted under this particular plan and, of that amount, 256,499 were still outstanding.

Stock Options
The Company's Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees, and consultants as compensation and in connection with obtaining financing. The following tables summarize the option activity for 2001 and 2000:

                                                                Weighted
                                                                 Average
                                                   Price         Exercise
                                     Options       Range          Price
                                     --------      -----          -----
  Balance at December 31, 1999      1,494,838   $2.00 - $9.00      2.40
    Granted                         2,026,633   $2.00 - $5.13      2.85
    Cancelled or expired             (468,452)  $2.00 - $9.00      2.67
                                    ---------
  Balance at December 31, 2000      3,053,019   $2.00 - $9.00      2.66
    Granted                           562,501   $2.50 - $3.50      2.50
    Cancelled or expired             (796,935)  $2.00 - $5.00      2.41
                                    ---------
  Balance at December 31, 2001      2,818,585   $2.00 - $9.00      2.69
                                    =========

A summary of the options outstanding and options exercisable at December 31, 2001 is as follows:

                                                              Options
                Options Outstanding                          Exercisable
  ---------------------------------------------------  ----------------------

                                  Average    Weighted  Options Exer- Weighted
    Range of                     Remaining   Average    cisable at   Average
    Exercise        Options     Contractual  Exercise  December 31,  Exercise
     Prices       Outstanding       Life      Price        2001       Price
  -------------   -----------    ---------   -------   -----------    -----
  $2.00 - $3.99     2,535,359    4.5 years   $  2.44     2,190,359    $2.37
  $4.00 - $5.99       280,726    3.6 years      4.90       280,726     4.90
  $6.00 - $9.00         2,500    0.1 years      9.00         2,500     9.00
                   ----------                           ----------
                    2,818,585    4.4 years   $  2.69     2,473,585    $2.67
                   ==========                           ==========

Stock-Based Compensation: The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its grants of options to purchase common shares to employees. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income
(loss) as if the Company had accounted for its stock options granted under the fair value method of the statement. The fair value of the stock options was estimated at the grant date by the Company based on the Black-Scholes option pricing model. For the years ended December 31, 2001 and 2000, the following assumptions were used in the Black-Scholes model: a weighted-average risk-free interest rate of 2.18% to 5.39% depending on the grant date, and 6.2%, respectively, a dividend yield of 0% and 0%, a weighted average volatility of 111% and 104.3%, and weighted-average expected lives of 5.6 and 5.8 years, respectively. The weighted average fair value of options granted during the years ended December 31, 2001 and 2000 was $2.51 and $2.66, respectively. The net losses applicable to common stockholders under SFAS No. 123 for the years ended December 31, 2001 and 2000 would have been increased to the pro forma amounts indicated below:

                                                    2001              2000
                                                 ----------        -----------
  Net loss applicable to common stockholders:
       As reported                              $(6,827,484)      $(11,608,114)
       Pro forma                                 (7,538,246)       (13,526,510)

  Basic and diluted net loss per common share:
       As reported                                 $(1.49)           $(3.12)
       Pro forma                                    (1.64)            (3.63)

The effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated.


NOTE 10 - RELATED PARTY TRANSACTIONS

During 2001 and 2000, certain board members and stockholders performed various services to the Company. These services included, but were not limited to, consulting, marketing and capital and debt raising activities. The Company incurred $167,000 and $59,400 in fees associated with these services for the years ended December 31, 2001 and 2000, respectively. Amounts outstanding related to these services were $31,300 at December 31, 2001.

During 2000, certain board members made loans to the Company and subsequently exchanged their notes for Series B Convertible Preferred Stock and related warrants. The five and two-year warrants have an exercise price of $2.50 per share. The total number of warrants issued to these board members was 1,030,000 (see Note 9).


NOTE 11 - MAJOR SUPPLIERS

Approximately 84% of the Company's cost of revenue for the year ended December 31, 2001 was generated from three telecommunication providers, and approximately 89% of the Company's cost of revenue for the year ended December 31, 2000 was generated from four telecommunication providers. As of December 31, 2001, the Company owed approximately $1,685,600 to these providers. The Company has entered into contractual agreements with these vendors.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

On June 14, 2001, a lawsuit was filed against the Company by Profitec, Inc. ("Profitec") in New Haven, Connecticut. Profitec asserted that it agreed to perform certain billing services in 1999 for the Company's telecommunication members and that the Company agreed to pay Profitec for such services.
Profitec further claimed that the Company breached the contract by terminating the contract and failing to pay fees allocable under a "liquidated damage" provision for early termination. Profitec has claimed damages in excess of $140,000, based upon the contract's liquidated damage provisions. The Company has retained counsel in New Haven to defend this action. The Company's defenses to this matter include the following: that Profitec failed to provide the contractual services in a timely or competent manner; that the Company notified Profitec on many occasions that it was not performing in accordance with the terms of the contract; that Profitec failed to cure the billing inadequacies and continued to deliver a billing product that caused the Company to lose members and spend excessive monies to correct; that Profitec breached the contract and that the Company followed its remedial course set forth in the contract by canceling the contract and obtaining billing services elsewhere; and that the liquidated damage provision upon which plaintiff bases its lawsuit is unenforceable.

The Company has filed a general denial answer and has asserted affirmative defenses, including breach of contract, failure of consideration, and other issues. The Company has also filed a counter claim and has pled for damages based upon the plaintiff's failure under the above-described contract. On November 5, 2001, Profitec answered and denied the counter-claim but has never sought discovery. The Company believes that Profitec's claims are without merit and is aware of other actions by Profitec against defendants similarly situated as the Company. The Company intends to defend the action and pursue its claims against Profitec as it deems appropriate.

The Company is the subject of certain other legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the financial position, liquidity, or results of operations of the Company.


NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company obtained additional financing of $1,700,000 through the issuance of promissory notes and warrants.

The Company also received $100,000 from the issuance of a note payable to a director of the Company. The unsecured note bears interest at 12% and is due July 5, 2003. In connection with the issuance of this note, the Company issued 10,000 shares of common stock with a fair market value of $10,000. This amount was recorded as a debt financing cost and is being amortized to interest expense over the remaining term of the note.

On January 28, 2002, one of the Company's main telecommunication providers, as discussed in Note 11, filed for bankruptcy protection. Although the Company has not experienced a disruption of service and feels that it could replace this company with another telecommunications provider, the effect on the Company's operations of potentially losing this service provider cannot be determined.