Form 10QSB
period 2002-03-31
BUYERS UNITED INC
filed 2002-05-15
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

      [  X  ]      QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

      [    ]      TRANSITION  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to

                          Commission File No. 0-26917

                              BUYERS UNITED, INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                         87-0528557
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

                14870 Pony Express Road, Bluffdale, Utah 84065
                   (Address of principal executive offices)

                                (801) 320-3300
                          (Issuer's telephone number)

     (Former name, address and fiscal year, if changed since last report)

Check  whether the issuer (1) has filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.
                                                          Yes[X]    No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
                                                          Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: 5,730,161 of common stock as of May 1, 2002.


            Transitional Small Business Format:  Yes [  ]  No [ X ]





                              BUYERS UNITED, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      (unaudited)
                                                       March 31,  December 31,
                                                          2002        2001
                                                      ----------   ----------
                       ASSETS
Current assets:
     Cash                                               $155,431      $57,100
     Restricted cash                                     657,291      690,312
     Accounts receivable, net                          2,516,241    2,271,873
     Other current assets                                677,015      282,240
                                                      ----------   ----------
           Total current assets                        4,005,978    3,301,525

Property and equipment, net                              613,283      652,576

Debt issuance cost, net                                   24,235      187,756
Other assets, net                                        523,575      189,885
                                                      ----------   ----------
            Total assets                              $5,167,071   $4,331,742
                                                      ==========   ==========



       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Checks drawn in excess of available cash
        balances                                              $-     $186,866
     Line of credit                                      527,412      574,172
     Current portion of long-term debt                 2,334,055    1,002,641
     Accounts payable                                  4,165,616    3,879,517
     Accrued liabilities                                 630,236      525,023
     Accrued commissions and rebates                     378,837      324,778
     Accrued dividends payable on preferred stock        186,018      378,316
                                                      ----------   ----------
           Total current liabilities                   8,222,174    6,871,313

Long-term liabilities:
     Long-term debt, net of current portion            2,744,998    3,615,000
                                                      ----------   ----------
           Total liabilities                          10,967,172   10,486,313
                                                      ----------   ----------

Stockholders' deficit:
     Preferred stock                                         244          244
     Common stock                                            573          531
     Additional paid-in capital                       15,631,426   15,190,855
     Warrants and options outstanding                  4,443,569    4,383,334
     Deferred consulting fees                            (84,794      (98,406)
     Accumulated deficit                             (25,791,119) (25,631,129)
                                                      ----------   ----------
           Total stockholders' deficit                (5,800,101)  (6,154,571)
                                                      ----------   ----------
           Total liabilities and stockholders'
             deficit                                  $5,167,071   $4,331,742
                                                      ==========   ==========

                            See accompanying notes





                              BUYERS UNITED, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             (unaudited)
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                          2002        2001
                                                       ---------    ---------

Revenues:
  Telecommunications services                         $4,801,608   $2,919,717
  Other                                                   25,702       21,022
                                                       ---------    ---------
        Total revenues                                 4,827,310    2,940,739
                                                       ---------    ---------

Operating expenses:
  Costs of revenues                                    2,500,566    1,989,844
  General and administrative                           1,133,233    1,554,649
  Selling and promotion                                  865,043      726,580
                                                       ---------    ---------
        Total operating expenses                       4,498,842    4,271,073
                                                       ---------    ---------
        Income (loss) from operations                    328,468   (1,330,334)
                                                       ---------    ---------
Other income (expense):
  Interest income                                            804        5,251
  Interest expense                                      (303,244)    (187,374)
        Total other expense, net                        (302,440)    (182,123)
                                                       ---------    ---------
        Net income (loss)                                $26,028  $(1,512,457)
                                                       =========    =========


Preferred stock dividends:
  8% dividends on Series A and B preferred stock        (186,018)    (180,321)
  Beneficial conversion feature related to Series B
    preferred stock                                            -      (20,498)
        Total preferred stock dividends                 (186,018)    (200,819)
                                                       ---------    ---------
        Net loss applicable to common stockholders     $(159,990) $(1,713,276)
                                                       =========    =========


Net loss per common share:
        Basic and diluted                                 $(0.03)      $(0.42)
                                                       =========    =========


Weighted average common shares outstanding:
        Basic and diluted                              5,477,323    4,127,397
                                                       =========    =========

                            See accompanying notes





                              BUYERS UNITED, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           (unaudited)
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                          2002        2001
                                                       ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                      $26,028   (1,512,457)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
        Depreciation and amortization                    166,945      248,807
        Interest expense resulting from
          issuing stock and warrants with
          notes                                           12,749       66,498
        Amortization of discount on notes
          payable                                              -        1,387
        Amortization of note financing costs              61,150       41,280
        Amortization of deferred consulting
          fees                                            13,612        4,933
        Services rendered in exchange for
          shares of common stock                               -        6,181
        Expense related to the grant of
          options to purchase common shares                4,353        1,992
        Changes in operating assets and
          liabilities:
              Restricted cash                             33,021       (3,137)
              Accounts receivable                       (244,368)    (166,106)
              Other assets                              (603,836)      23,385
              Checks in excess of available
                cash balances                           (186,866)           -
              Accounts payable                           286,099      312,278
              Accrued commissions and rebates             54,059       17,554
              Accrued liabilities                        121,211     (135,911)
                                                       ---------    ---------

                    Net cash used in operating
                      activities                        (255,843)  (1,093,316)
                                                       ---------    ---------

Cash flows from investing activities:
  Decrease (increase) in other assets                    (14,950)      18,000
  Purchases of property and equipment                    (71,027)    (165,549)
                                                       ---------    ---------

                    Net cash used in
                      investing activities               (85,977)    (147,549)
                                                       ---------    ---------

Cash flows from financing activities:
  Net borrowings and payments under line of
    credit                                               (46,760)           -
  Borrowings under notes payable, net of debt
    issuance costs                                       696,500      390,000
  Principal payments on notes payable                   (143,874)     (19,465)
  Principal payments on capital lease
    obligations                                          (65,715)     (74,733)
  Issuance of preferred/common shares for
    cash, net of offering costs                                -    1,097,223
                                                       ---------    ---------
                    Net cash provided by
                      financing activities               440,151    1,393,025
                                                       ---------    ---------

Net increase in cash                                      98,331      152,160
Cash at the beginning of the period                       57,100       56,825
                                                       ---------    ---------
Cash at the end of the period                           $155,431     $208,985
                                                       =========    =========




Supplemental cash flow information:
      Cash paid for interest                            $101,461     $68,775


Supplemental schedule of noncash investing and
  financing activities:
      Issuance of common shares in payment of
        preferred stock dividend                        $378,316    $223,896
      Issuance of common shares in payment of
        deferred services                                      -     125,000
      Issuance of common shares in payment of
        deferred financing costs                          49,548           -
      Issuance of warrants with promissory notes          55,882           -
      Beneficial conversion dividend on Series B
        preferred shares                                       -      20,498
      Accrual of dividend payable on preferred
        stock                                            186,018     180,321

                            See accompanying notes





                              BUYERS UNITED, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2002
                                  (unaudited)


1. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements of Buyers United, Inc. ("the Company" or "Buyers United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

 It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

 For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

2. Long-term Debt

 During the three months ended March 31, 2002, the Company issued a $100,000 unsecured note payable to the Chairman of the Board which bears interest at 12% with both principal and interest due July 5, 2003.

 The Company issued $79,998 in unsecured notes payable to three officers of the Company that bear interest at 12% which is payable monthly with the principal due July 5, 2003.

 The Company also issued $550,000 in unsecured promissory notes bearing interest at 10% to 12%, payable monthly. Principal payments are due monthly based on 38% to 40% of billings collected from specifically identified customers. After the notes' principal balance is paid in full, the Company will continue to remit a percentage of the billings collected from these customers but the percentage will be reduced to 18% to 20%. These payments will continue as long as the customers continue purchasing long distance services from the Company. In addition, each note holder received a two-year warrant to purchase shares of common stock at an exercise price of $2.50 per share. The amount of warrants issued equaled 10% of the note proceeds.

3. Capital Transactions

 During the last half of 2001, preferred stock dividends amounted to $378,316, consisting of $150,942 on outstanding shares of Series A 8% cumulative convertible preferred stock, and $227,374 on outstanding shares of Series B 8% cumulative convertible preferred stock. These dividends were paid through the issuance of 374,534 shares of common stock to the holders of the preferred stock in February 2002.

 On January 15, 2002, the Company issued 7,998 shares to three officers in consideration of notes payable in the amount of $79,998. The value of the shares was $8,798.

 On January 18, 2001, the Company issued 10,000 shares to Theodore Stern, the Company's CEO and Chairman of the Board of Directors, in consideration of a note payable in the amount of $100,000. The value of the shares was $10,000.

 On February 15, 2002, the Company issued 25,000 shares to Mr. Stern in consideration of him granting a $250,000 guaranty to MCI WorldCom, Inc. on behalf of Buyers United in connection with the Company entering in to a resale contract. The value of the shares was $30,750.

4. Subsequent events

 During April and the first part of May 2002, the Company entered into loan agreements with several individuals aggregating $1,715,000. Under the terms of the agreements, the proceeds can be used for working capital or to partake in a direct response advertising campaign with an unrelated comparison shopping service to solicit new customers. The loans have a stated interest rate of 10%, and are to be repaid using a portion of collected revenues from specifically-designated new customers. After all principal and interest is repaid, the note holder will retain a 18% residual for as long as the specific customers remain active Buyers United customers. In addition, each note holder received a two-year warrant to purchase shares of common stock at an exercise price of $2.50 per share. The amount of warrants issued equaled 10% of the note proceeds. The Company is pursuing additional loan opportunities with additional individuals under similar terms.



Item 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Buyers United is engaged in the business of selling telecommunication services to business and residential customers. The Company utilizes a two-brand marketing strategy to better target its audience: United Carrier Networks (or "UCN") for businesses, and BuyersOnline for residential consumers. The use of these two distinct brands allows Buyers United to meet the needs of two disparate customer groups without compromising margins or creating channel conflicts.

United Carrier Networks offers significant benefits to the business consumer. First, UCN buys from multiple carriers such as WorldCom, Qwest and Global Crossing. This unique strategy gives business customers optimal pricing while providing the security of redundancy. UCN makes customer service simple through its "single point of contact" approach. Other customized services include precise 4-decimal billing, 6-second rounding and online account management. UCN tailors its services to meet the unique and specific requirements of a variety of businesses.

The Company markets to residential customers through its BuyersOnline brand. BuyersOnline has a number of online marketing partners that help it acquire up to thousands of residential customers per month. Once a consumer signs up for long distance service, they become eligible to participate in the BuyersOnline rebate programs designed to help them further reduce their long distance bill each month. These rebate programs are simple to use and create a long-term potential benefit for each residential customer.

Buyers United focuses on developing cost-effective sales channels and long-term customer relationships. Management believes that in order to succeed in a rapidly growing industry, it must focus on building a strong relationship with its customers. Accordingly, Buyers United has created several methods for understanding and communicating with its customer base. These innovations have helped Buyers United minimize the attrition of customers.

RESULTS OF OPERATIONS

Total revenues from telecommunications and other services increased 64% to $4.82 million for the three months ended March 31, 2002 as compared to $2.94 million for the same period in 2001. The increases are due to higher membership in general resulting from the Company's ongoing promotional efforts, primarily involving independent agents and referrals from an online shopping comparison service.

Costs of revenues for the three-month period ended March 31, 2002 were $2.50 million, a 26% increase as compared to $1.99 million incurred during the comparable three-month period for the prior year. Such costs as a percentage of revenue were 52% during 2002 as compared to 68% during 2001. The higher gross margins resulted from the Company obtaining better costs from its carriers, along with an increase in sales to residential customers which ordinarily earn higher gross margins.

Total operating expenses other than costs of revenues were 12% lower during the quarter ended March 31, 2002 as compared to the same period of 2001.

     General and administrative costs in 2002's first quarter decreased 27% to $1.13 million compared to $1.55 million in 2001. The decrease resulted in part from lower compensation costs incurred after the Company reduced employee levels in June 2001. In addition, certain occupancy and maintenance costs were lower stemming from the cancellation of an equipment lease during the third quarter of 2001.

     Selling and promotion expenses increased 19% to $865,043 during the first quarter of 2002 from $726,580 in 2001. The increase resulted from the proportionate higher commission amounts paid on higher revenue. Offsetting a portion of the 2002 increase was the fact that during 2001 the Company incurred celebrity contract renewal costs in connection with an infomercial marketing tool that was originally planned to air in 2001. No such corresponding costs were incurred during 2002.

Interest income was $804 for the quarter ended March 31, 2002. This compares to $5,251 earned during the comparable period of 2001. The decrease resulted from larger cash balances on hand during 2001 than during 2002, attributable to the Series B preferred stock offerings completed during 2000's fourth quarter.

Interest expense for the three months ended March 31, 2002 included $73,900 of amortization of note financing costs, along with issuing shares of common stock in connection with notes payable, compared to $107,779 for the quarter ended March 31, 2001. Excluding these amounts for both periods, interest expense would have been $229,344 for 2002 as compared to $79,595 for 2001. The increase resulted from higher balances outstanding in 2002 on notes payable to one of the members of the Company's board of directors, and promissory notes issued during the fourth quarter of 2001. The Company also established a line of credit during June 2001.

As a result of the above factors, the Company earned overall net income before Preferred Stock Dividends of $26,028 during the quarter ended March 31, 2002, as compared to a net loss of $1.51 million for the same period during 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio at the end of March 31, 2002 increased slightly to 0.49:1 from 0.48:1 at the end of 2001. The components of current assets and current liabilities that changed significantly since the end of 2001 were other current assets, the current portion of long-term debt, and accrued liabilities. Other current assets increased 140% since the end of December 2001. The increase was due primarily to higher capitalized amounts associated with the Company's direct financing campaign that are expected to be recovered during the next twelve months. The current portion of long-term debt rose 133% mainly because the entire balance of the $1.05 million promissory note, due February 28, 2003, was reclassified from a "long-term" to a "current" liability.
Accrued liabilities increased 20% primarily due to an increase in accrued interest expense owed to the Chairman of the Board on his promissory notes that were amended in the fourth quarter of 2001 to defer any further interest payments until the principal maturity date of July 2003. Accrued dividends decreased due to the Company's semi-annual dividend payment made during February by issuing shares of common stock.

The Company has a line of credit agreement with RFC Capital Corporation ("RFC"). The facility allows the Company to finance up to $2.5 million based on the Company's eligible accounts receivable. The facility bears interest at a rate of prime plus 6%. The facility allows the Company to borrow against unbilled receivables as well as finance regular monthly billings. The agreement expires in June 2002, and on April 10, 2002, the Company agreed to renew the agreement for another two years beyond that date. At March 31, 2002, the Company had financed the maximum amount available based on eligible accounts receivable at that time, which amounted to $527,412. This agreement also requires the Company to maintain a restricted cash account for the collection of the Company's receivables. As of March 31, 2002 the Company had $657,291 of restricted cash primarily relating to the RFC agreement.

As of March 31, 2002, the Company had a $1,050,000 note payable to an individual bearing interest at 18%, payable monthly. On March 13, 2002, the noteholder agreed to extend the maturity date of the note to February 28, 2003. The note provides a conversion feature whereby the holder may convert the note into common stock at $2.50 per share. The note also provides that 50,000 shares of common stock will be issued to the noteholder at maturity. Should the note be prepaid, 100,000 shares are to be issued.

At March 31, 2002 the Company had several unsecured promissory notes payable to a member of the Company's Board of Directors totaling $2,665,000. All but one of the notes (for $400,000) bear interest at a rate of 12%, with interest payable upon maturity. The $400,000 note, along with the noteholder's personal guaranty, originated in connection with securing more favorable rates with certain of the Company's telecommunication providers. Accordingly, based on savings in terms of these costs, interest on this note is calculated based on the monthly vendor billings incurred by the Company, not to exceed $15,000 per month, payable monthly. All the notes mature on July 5, 2003. During the first quarter of 2002, the Company also issued $79,998 in unsecured promissory notes payable to three Company officers. The notes mature in July 2003 and bear interest at 12%, payable monthly.

During October and November of 2001, the Company raised $825,000 via promissory notes to raise working capital and to take part in a service from an unrelated comparison shopping service to solicit new customers. All the notes carry essentially the same terms. They are unsecured and bear interest at 12%, payable monthly. Principal is also payable monthly, based on 20% of billings collected during each monthly billing period from specifically designated existing customers or from any new customers that subscribed via the on-line shopping service in which the shopping services fee was paid from the proceeds. Inasmuch as principal payments could vary over time, the Company believes the principal will be repaid over a period of approximately one year from the time the notes were issued. Accordingly, the entire $702,374 outstanding at March 31, 2002 is classified as current on the accompanying balance sheet.

During the first quarter of 2002, Buyers United issued $550,000 in notes payable. Then during April and May 2002 the Company issued an additional $1.715 million in promissory notes. Similar to the notes issued during 2001, principal is to be repaid out of collected billings from new customers generated through the online shopping service. With respect to these 2002 notes, 38% to 40% of the new customer billings are to be reserved for principal repayment, depending on the particular note agreement. However, only half the note proceeds are to be used for this service, the rest being allocated for working capital purposes, as needed. These notes bear interest at 10% to 12% and interest and principal payments are due monthly.

Up through the end of 2001, the Company had experienced recurring losses from operations. As of March 31, 2002, the Company had a working capital deficit of $4.2 million and an accumulated deficit of $25.8 million. Although the Company achieved profitability and generated cash from operations during its first quarter ended March 31, 2002, the foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company is currently experiencing significant revenue growth and has seen the results of several cost-reduction initiatives begun in 2001. While there can be no assurance that such will be the case, management is confident that the trend of revenue increases will continue, and that the Company will continue to be profitable during the rest of the 2002 year.

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



                          PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There was no change in any existing legal proceedings during the quarter ended March 31, 2002.


Item 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

During the last half of 2001, preferred stock dividends amounted to $378,316, consisting of $150,942 on outstanding shares of Series A 8% cumulative convertible preferred stock, and $227,374 on outstanding shares of Series B 8% cumulative convertible preferred stock. These dividends were paid through the issuance of 374,534 shares of common stock to the holders of the preferred stock in February 2002.

On January 15, 2002, the Company issued 7,998 shares to three officers in consideration of notes payable in the amount of $79,998. The value of the shares was recorded at that day's market trading price of $1.10 per share, or $8,798.

On January 18, 2001, the Company issued 10,000 shares to Theodore Stern, the Company's CEO and Chairman of the Board of Directors, in consideration of a note payable in the amount of $100,000. The value of the shares was recorded at that day's market trading price of $1.00 per share, or $10,000.

On February 15, 2002, the Company issued 25,000 shares to Mr. Stern in consideration of him granting a $250,000 guaranty to MCI WorldCom, Inc. on behalf of Buyers United in connection with the Company entering in to a resale contract. The value of the shares was recorded at that day's market trading price of $1.23 per share, or $30,750.

The Company also issued $550,000 in unsecured promissory notes bearing interest at 10% to 12%, payable monthly. Principal payments are due monthly based on 38% to 40% of billings collected from specifically identified customers. After the notes' principal balance is paid in full, the Company will continue to remit a percentage of the billings collected from these customers but the percentage will be reduced to 18% to 20%. These payments will continue as long as the customers continue purchasing long distance services from the Company. In addition, each note holder received a two-year warrant to purchase shares of common stock at an exercise price of $2.50 per share. The amount of warrants issued equaled 10% of the note proceeds.

During April and the first part of May 2002, the Company entered into loan agreements with several individuals aggregating $1,715,000. Under the terms of the agreements, the proceeds can be used for working capital or to partake in a direct response advertising campaign with an unrelated comparison shopping service to solicit new customers. The loans have a stated interest rate of 10%, and are to be repaid using a portion of collected revenues from specifically-designated new customers. After all principal and interest is repaid, the note holder will retain a 18% residual for as long as the specific customers remain active Buyers United customers. In addition, each note holder received a two-year warrant to purchase shares of common stock at an exercise price of $2.50 per share. The amount of warrants issued equaled 10% of the note proceeds. vFinance Investments, Inc. acted as agent for the Company in the placement of the notes as was paid commissions equaling 5% of the loan proceeds, an additional 2% of revenues collected monthly from the new customers, and two-year common stock purchase warrants equaling 3% of the loan proceeds.

All of the aforementioned securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or Rule 506 of Regulation D promulgated thereunder. Based on information provided by the investors, the Company believes each investor was an accredited investor within the meaning of Rule 501 of Regulation D.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:
-------------------

On February 26, 2002, a report on Form 8-K was filed with the Securities and Exchange Commission in which the Company described dismissing Arthur Andersen LLP on February 20, 2002, and hiring Crowe, Chizek and Company LLP as its new independent public accountants.


Exhibits:
--------

None.



                                  SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BUYERS UNITED, INC.


Date:  May 15, 2002                By: /s/ G. Douglas Smith, Vice President


Date:  May 15, 2002                By: /s/ Paul Jarman, Treasurer