Form 10QSB
period 2002-06-30
BUYERS UNITED INC
filed 2002-08-13
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                    ------    -------

                          Commission File No. 0-26917


                              BUYERS UNITED, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Delaware                         87-0528557
      ------------------------------     ---------------------------
     (State or other jurisdiction of    (IRS Employer Identification
      incorporation or organization)                 No.)


                14870 Pony Express Road, Bluffdale, Utah 84065
                ----------------------------------------------
                   (Address of principal executive offices)


                                (801) 320-3300
                           -------------------------
                          (Issuer's telephone number)


       ------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: 5,730,161 of common stock as of July 31, 2002.


            Transitional Small Business Format:  Yes [  ]  No [ X ]





                       BUYERS UNITED, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                    (unaudited)
                                      June 30,       December 31,
                                        2002             2001
                                        ----             ----
              ASSETS
Current assets:
  Cash                              $   744,286       $    57,100
  Restricted cash                       430,932           690,312
  Accounts receivable, net            3,526,885         2,271,873
  Other current assets                1,065,972           282,240
                                      ---------         ---------
        Total current assets          5,768,075         3,301,525

Property and equipment, net             581,821           652,576
Debt issuance cost, net                    -              187,756
Other assets, net                       714,778           189,885
                                      ---------         ---------

        Total assets                $ 7,064,674       $ 4,331,742
                                      =========         =========


   LIABILITIES AND STOCKHOLDERS'
              DEFICIT
Current liabilities:
  Checks drawn in excess of
    available cash balances         $      -         $    186,866
  Line of credit                        811,072           574,172
  Current portion of long-term debt   3,562,156         1,002,641
  Accounts payable                    4,269,808         3,879,517
  Accrued liabilities                   596,420           525,023
  Accrued commissions and rebates       434,368           324,778
  Accrued dividends payable on
    preferred stock                     372,037           378,316
                                     ----------         ---------
        Total current liabilities    10,045,861         6,871,313
                                     ----------         ---------
Long-term liabilities:
  Long-term debt, net of current
    portion                           2,744,998         3,615,000
                                     ----------         ---------
        Total liabilities            12,790,859        10,486,313
                                     ----------         ---------

Stockholders' deficit:
  Preferred stock                           244               244
  Common stock                              573               531
  Additional paid-in capital         15,633,197        15,190,855
  Warrants and options outstanding    4,636,616         4,383,334
  Deferred consulting fees              (71,181)          (98,406)
  Accumulated deficit               (25,925,634)      (25,631,129)
                                     ----------         ---------
        Total stockholders' deficit  (5,726,185)       (6,154,571)
                                     ----------         ---------
        Total liabilities and
          stockholders' deficit     $ 7,064,674       $ 4,331,742
                                      =========         =========

                     See accompanying notes





                         BUYERS UNITED, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  (unaudited)
                                          Three Months Ended June 30,
                                          ----------------------------
                                             2002              2001
                                             ----              ----
Revenues:
  Telecommunications services            $ 6,766,373       $ 3,474,312
  Other                                        9,859            18,049
                                           ---------         ---------
        Total revenues                     6,776,232         3,492,361
                                           ---------         ---------
Operating expenses:
  Costs of revenues                        3,679,263         2,517,616
  General and administrative               1,809,707         1,762,434
  Selling and promotion                      856,276           827,157
                                           ---------         ---------
        Total operating expenses           6,345,246         5,107,207
                                           ---------         ---------
        Income (loss) from operations        430,986        (1,614,846)
                                           ---------         ---------
Other income (expense):
  Interest income                              5,998             3,873
  Interest expense                          (385,480)         (184,137)
                                           ---------         ---------
        Total other expense, net            (379,482)         (180,264)
                                           ---------         ---------

        Net income (loss)                $    51,504       $(1,795,110)


  8% dividends on Series A and B            (186,019)         (180,321)
                                           ---------         ---------
        Net loss applicable to common
          stockholders                   $  (134,515)      $(1,975,431)
                                           =========         =========


Net loss per common share:
  Basic and diluted                           $(0.02)           $(0.45)
                                           =========         =========


Weighted average common shares
 outstanding:
  Basic and diluted                        5,730,161         4,437,312
                                           =========         =========

                        See accompanying notes







                         BUYERS UNITED, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (unaudited)
                                            Six Months Ended June 30,
                                          ----------------------------
                                             2002              2001
                                             ----              ----
Revenues:
  Telecommunications services            $11,567,981       $ 6,394,029
  Other                                       35,561            39,071
                                          ----------         ---------
        Total revenues                    11,603,542         6,433,100
                                          ----------         ---------
Operating expenses:
  Costs of revenues                        6,179,829         4,507,460
  General and administrative               2,942,940         3,317,083
  Selling and promotion                    1,721,319         1,553,737
                                          ----------         ---------
        Total operating expenses          10,844,088         9,378,280
                                          ----------         ---------
        Income (loss) from operations        759,454        (2,945,180)

Other income (expense):
  Interest income                              6,802             9,124
  Interest expense                          (688,724)         (371,511)
                                          ----------         ---------
        Total other expense, net            (681,922)         (362,387)
                                          ----------         ---------

        Net income (loss)                $    77,532       $(3,307,567)


Preferred stock dividends:
  8% dividends on Series A and B
    preferred stock                         (372,037)         (360,642)
  Beneficial conversion feature related
    to Series B preferred stock               -                (20,498)
                                          ----------         ---------
        Total preferred stock dividends     (372,037)         (381,140)
                                          ----------         ---------
        Net loss applicable to common
          stockholders                   $  (294,505)      $(3,688,707)
                                          ==========         =========


Net loss per common share:
  Basic and diluted                           $(0.05)           $(0.86)
                                          ==========         =========


Weighted average common shares
outstanding:
  Basic and diluted                        5,604,441         4,283,210
                                          ==========         =========

                        See accompanying notes










                           BUYERS UNITED, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     (unaudited)
                                              Six Months Ended June 30,
                                              -------------------------
                                                 2002             2001
                                                 ----             ----
Cash flows from operating activities:
  Net income (loss)                          $   77,532       $(3,307,567)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activites:
    Depreciation and amortization               438,208           558,651
    Interest expense resulting from issuing
     stock and warrants with notes               14,520           103,997
    Amortization of discount on notes
     payable                                     70,703             1,387
    Amortization of note financing costs         94,060            84,410
    Amortization of deferred consulting fees     27,225            18,547
    Services rendered in exchange for shares
     of common stock                               -                6,181
    Expense related to the grant of options
     to purchase common shares                   66,396            13,135
    Changes in operating assets and
     liabilities:
      Restricted cash                           259,380          (387,582)
      Accounts receivable                    (1,255,012)         (448,681)
      Other assets                           (1,330,721)           29,841
      Checks in excess of available cash
       balances                                (186,866)            -
      Accounts payable                          390,291           408,534
      Accrued commissions and rebates           109,590           123,627
      Accrued liabilities                        87,395           (67,992)
                                              ---------         ---------
        Net cash used in operating
         activities                          (1,137,299)       (2,863,512)
                                              ---------         ---------
Cash flows from investing activities:
  Decrease (increase) in other assets           (17,060)           17,325
  Purchases of property and equipment          (155,836)         (191,142)
                                              ---------         ---------
        Net cash used in investing
         activities                            (172,896)         (173,817)
                                              ---------         ---------

Cash flows from financing activities:
  Net borrowings under line of credit           236,900           415,722
  Borrowings under notes payable, net
   of debt issuance costs                     2,315,750         1,840,000
  Principal payments on notes payable          (444,826)          (39,252)
  Principal payments on capital lease
   obligations                                 (110,443)         (151,841)
  Issuance of preferred/common shares for
   cash, net of offering costs                     -            1,097,223
                                              ---------         ---------
        Net cash provided by financing
         activities                           1,997,381         3,161,852
                                              ---------         ---------

Net increase in cash                            687,186           124,523
Cash at the beginning of the period              57,100            56,825
                                              ---------         ---------
Cash at the end of the period                $  744,286       $   181,348
                                              =========         =========




Supplemental cash flow information:
      Cash paid for interest                 $  463,094       $   132,181


Supplemental schedule of noncash investing
 and financing activities:
  Issuance of common shares in payment of
   preferred stock dividend                   $ 378,316       $   223,896
  Issuance of common shares in payment of
   deferred services                               -              125,000
  Issuance of common shares in payment of
   deferred financing costs                      49,548           205,000
  Issuance of warrants with promissory notes    186,886              -
  Beneficial conversion dividend on Series B
   preferred shares                                -               20,498
  Accrual of dividend payable on preferred
   stock                                        372,037           360,642



                         See accompanying notes








                              BUYERS UNITED, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2002
                                  (unaudited)


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


2. Long-term Debt

 In January 2002, the Company issued a $100,000 unsecured note payable to the Chairman of the Board which bears interest at 12% with both principal and interest due July 5, 2003.

 Also in January 2002 the Company issued $79,998 in unsecured notes payable to three officers of the Company that bear interest at 12% which is payable monthly with the principal due July 5, 2003.

 In April and May of 2002 the Company also issued $2,265,000 in unsecured promissory notes bearing interest at 10% to 12%, payable monthly. Principal payments are due monthly based on 38% to 40% of billings collected from specifically identified customers. These percentages will increase if the notes are not fully repaid within a specified period. After the notes' principal balance is paid in full, the Company will continue to remit a percentage of the billings collected from these customers but the percentage will be reduced to 18% to 20%. These payments will continue as long as the customers continue purchasing long distance services from the Company. In addition, each note holder received a two-year warrant to purchase shares of common stock at an exercise price of $2.50 per share. The amount of warrants issued equaled 10% of the note proceeds.


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

 In May 2002 the Board of Directors approved a plan to modify the exercise price on certain warrants from $2.50 to $2.00 per share, and to extend the expiration date of certain warrants from December 31, 2002 to December 31, 2004. As of mid-August, the Company was in the process of obtaining the required approvals from the warrant holders and expects the modifications to be completed by the end of August.


4. Major suppliers

 Approximately, 87% and 62% of the Company's cost of revenue for the six months ended June 30, 2002 and 2001, respectively, was generated from two telecommunications providers. As of June 30, 2002 one of these providers had filed for bankruptcy protection under Chapter 11, and the other provider is currently being scrutinized by the Securities and Exchange Commission over certain accounting matters. Although the Company has not experienced a disruption of service and feels it could replace these sources with other wholesale telecommunications providers, the effect on the Company's operations of potentially losing both of these service providers can not be determined.


5. Subsequent events

 During the first part of August 2002, the Company entered into loan agreements with several individuals aggregating $1,700,000. Under the terms of the agreements, the proceeds can be used for working capital or to partake in a direct response advertising campaign with an unrelated comparison shopping service to solicit new customers. The loans have a stated interest rate of 10%, and are to be repaid using a portion of collected revenues from specifically-designated new customers. After all principal and interest is repaid, the note holder will retain a 24% residual for as long as the specific customers remain active Buyers United customers. Unlike similar loan arrangements entered into earlier in the year, no warrants were issued in connection with these loans.


6. Going concern

 Up through the end of 2001, the Company had experienced recurring losses from operations. As of June 30, 2002, the Company had a working capital deficit of $4.3 million and an accumulated deficit of $26 million. Although the Company achieved profitability during the first two quarters of 2002, and management believes the Company will continue to be profitable during the remainder of 2002, the foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.






Item 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Buyers United is engaged in the business of selling to consumers and small businesses long distance and Internet access services. Our business model is to offer these services at what we believe to be competitive prices and provide additional value to the customer through service maintenance and billing, product rebates, and other promotions. Buyers United uses the purchasing power of its customer base to obtain favorable rates for long distance and Internet access service and obtain rebates on products and services we offer to our customers as an added benefit for purchasing long distance or Internet access service through us. Buyers United's goal is to continue to expand and develop as a national reseller of our services. Our strategy for achieving this goal is to focus on expanding service and product offerings, continue our customer rebate program, continue development of our agent sales program, and pursue Internet marketing opportunities to obtain new customers.

Buyers United provides services that it believes are perceived by consumers and businesses as essential or are compatible with their normal annual expenditures. Since its inception in January 1996, Buyers United has focused on selling long distance service. This focus has enabled Buyers United to build the size of its customer base.

Buyers United currently has over 83,000 customers. Its target market includes networking professionals, small businesses, and middle-class families with an annual household income between $30,000 and $100,000, as these are the most likely to respond actively to the cost savings opportunity offered by Buyers United. Customers reside mostly in high population centers and they tend to spend more than the average on long distance services. Buyers United believes that approximately one-third of the present customers consist of small businesses and entrepreneurs who operate home-based businesses.



Results of Operations

Total revenues from telecommunications and other services increased 94% to $6.78 million for the three months ended June 30, 2002 as compared to $3.49 million for the same period in 2001. Year-to-date, revenues increased 80% as compared to the first half of 2001. The increase in revenue is due to an increase in the number of customers we serve resulting from our ongoing promotional efforts, primarily involving independent agents and referrals from an online shopping comparison service.

Costs of revenues for the three-month period ended June 30, 2002 were $3.68 million, a 46% increase as compared to $2.52 million incurred during the comparable three-month period for the prior year. For the six-month periods, costs of revenue increased 37%. Such costs as a percentage of revenue for the three and six-month periods ended June 30, 2002 were 54% and 53%, respectively, as compared to 72% and 70% during 2001. The higher gross margins is a result of obtaining better costs from our long distance carriers, along with an increase in sales to residential customers which earn higher gross margins.

Total operating expenses other than costs of revenues were 3% higher during the quarter ended June 30, 2002 as compared to the same period of 2001, and were 4% lower during the six-month period as compared to the previous year. These changes are a result of the following factors:

  * General and administrative costs in 2002's second quarter increased 3% to $1.81 million compared to $1.76 million in 2001. For the six months ended June 30, 2002, expenses were lower by 11% as compared to the previous year. Decreases in expenses during 2002 as compared to 2001 resulted from lower compensation costs incurred after we reduced employee levels in 2001. In addition, certain occupancy and maintenance costs were lower stemming from the cancellation of an equipment lease during the third quarter of 2001. These decreases were offset by increases during 2002 in billing costs and allowances for uncollectible accounts directly proportional to the increase in revenues.

  * Selling and promotion expenses increased 4% to $856,276 during the second quarter of 2002 from $827,157 in 2001. Expenses for the six-month period ended June 30, 2002 rose 11% as compared to the same period of 2001. The increases resulted primarily from the proportionate higher commission amounts paid on higher revenue. Included in selling and promotion expenses for the first half of 2001 was $150,000 in celebrity contract renewal costs in connection with an infomercial marketing tool originally intended to air later in 2001. The infomercial was not used and we did not incur any contract renewal costs in the first half of 2002. Consequently, commissions on revenue represent a substantially higher proportion of selling and promotion expense in the first six months of 2002 as compared to 2001.

Interest income was $5,998 for the quarter ended June 30, 2002, and was $6,802 for the six months then ended. This compares to $3,873 and $9,124, respectively, earned during the comparable periods of 2001. The differences resulted from varying cash balances on hand during 2002 as compared to the corresponding periods in 2001.

Interest expense for the three and six-month periods ended June 30, 2002 was $385,480 and $688,724, respectively, compared to $184,137 and $371,511 for the comparative periods of 2001. The higher amounts were the result of higher debt balances outstanding in 2002 as compared to the previous year.

As a result of the above factors we earned overall net income before preferred stock dividends of $51,504 during the quarter ended June 30, 2002, as compared to a net loss of $1.80 million for the same period during 2001. For the first half of 2002 we earned income of $77,532, as compared to a net loss of $3.31 million incurred during the first half of 2001.



Liquidity and Capital Resources

Buyers United's current ratio as of June 30, 2002 increased slightly to 0.57:1 from 0.48:1 at the end of 2001. The components of current assets and current liabilities that changed significantly since the end of 2001 were accounts receivable, accrued commissions and rebates, other current assets, and the current portion of long-term debt.

Accounts receivable and accrued commission and rebates increased as a result of higher revenue amounts during 2002 as compared to 2001. Other current assets increased 278% since the end of December 2001, due primarily to higher capitalized amounts associated with our direct financing campaign that are expected to be recovered during the next twelve months.

The current portion of long-term debt rose 255%, partly because the balance of a $1.05 million promissory note, due February 28, 2003, was reclassified from a long-term to a current liability. In addition, although the majority of new promissory notes issued during 2002 have no stated maturity date, management believes we will repay the loans over a period of approximately twelve months. Accordingly, the entire amount of these loans have also been included in current liabilities.

As of June 30, 2002, we had a $1.05 million note payable to an individual bearing interest at 18%, payable monthly. The note is due February 28, 2003 and provides that 50,000 shares of common stock will be issued to the note holder at maturity. Should the note be prepaid, we are required to issue 100,000 shares to the note holder. The note provides a conversion feature whereby the holder may convert the note into common stock at $2.50 per share.

During October and November of 2001, we raised $825,000 via promissory notes to fund our participation in an unrelated comparison shopping service and to fund working capital needs. The notes are unsecured and bear interest at 12%, payable monthly. Principal is also payable monthly, based on 20% of billings collected during each monthly billing period from specifically designated existing customers or from any new customers that subscribed via the on-line shopping service in which the shopping services fee was paid from the proceeds. After the notes are repaid, we will continue to remit a percentage of the billings collected from these customers, but the percentage will be reduced to 10%. These payments will continue as long as the specific customers continue purchasing long distance services from Buyers United.

During the first half of 2002, Buyers United raised $2,265,000 through the sale of promissory notes to continue in the comparison shopping service and to fund working capital needs. These notes bear interest at 10% to 12%, and interest and principal payments are due monthly. Similar to the notes issued during 2001, principal is repaid out of collected billings from new customers generated through the online shopping service. However, only half the note proceeds are to be used for this service, the rest being allocated for working capital purposes, as needed. With respect to these 2002 notes, 38% to 40% of the new customer billings are to be reserved for principal repayment, depending on the particular note agreement. After the notes are repaid, we will continue to remit a percentage of the billings collected from these customers, but the percentage will be reduced to 18% to 20%. These payments will continue as long as the specific customers continue purchasing long distance services from Buyers United.

In August 2002, we sold an additional $1,700,000 in promissory notes bearing interest at the rate of 10% per annum that will be repaid out of a portion of billings to new customers obtained via the shopping service, similar to the terms of the promissory notes describe above.

At June 30, 2002, Buyers United had several unsecured promissory notes payable to Theodore Stern, an officer and director, totaling $2,665,000. All but one of the notes (for $400,000) bear interest at a rate of 12%, with interest payable upon maturity. The $400,000 note, along with the noteholder's personal guaranty, originated in connection with securing more favorable rates with certain of our telecommunication providers. Accordingly, based on savings in terms of these costs, interest on this note is calculated based on the monthly vendor billings incurred by Buyers United, not to exceed $15,000 per month, payable monthly. All the notes mature on July 5, 2003.

During the first quarter of 2002, we issued $79,998 in unsecured promissory notes payable to Paul Jarman, G. Douglas Smith, and Kenneth D. Krogue, all executive officers. The notes mature in July 2003 and bear interest at 12%, payable monthly.

Buyers United has a line of credit agreement with RFC Capital Corporation. The facility allows us to finance up to $2.5 million based on our eligible accounts receivable, and allows us to borrow against unbilled receivables as well as finance regular monthly billings. The facility bears interest at a rate of prime plus 6% and expires in June 2004. At June 30, 2002, we had financed the maximum amount available based on eligible accounts receivable at that time, which amounted to $811,072. This agreement also requires us to maintain a restricted cash account for the collection of our receivables. As of June 30, 2002 we had $430,932 of restricted cash primarily relating to the RFC Capital agreement.

Up through the end of 2001, we had experienced recurring losses from operations. As of June 30, 2002, we had a working capital deficit of $4.3 million and an accumulated deficit of $26 million. Although we achieved profitability during the first two quarters of 2002, the foregoing matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. We are currently experiencing significant revenue growth and have seen the results of several fixed-cost reduction initiatives begun in 2001. While there can be no assurance that such will be the case, management believes that the trend of revenue increases will continue, and that we will continue to be profitable during the remainder of 2002.



Forward-Looking Statements

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Buyers United, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to members, legal and regulatory initiatives affecting member marketing and rebate programs or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.



                          PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

On June 14, 2001, a lawsuit was filed against Buyers United by Profitec, Inc., in New Haven, Connecticut. Profitec asserts that it agreed to perform certain billing services in 1999 for our telecommunication customers and that we agreed to pay Profitec for such services. Profitec further claims that we breached the contract by terminating the contract and failing to pay fees allocable under a "liquidated damage" provision for early termination. Profitec claims damages in excess of $140,000, based upon the contract's liquidated damage provisions. Buyers United has retained counsel to defend this action. Our defenses include that Profitec breached the contract with respect to manner and time of performance and failed to cure these breaches after notice. We filed a general denial answer and asserted affirmative defenses, including breach of contract, failure of consideration, and other issues. We also filed a counter claim seeking damages for Profitec's breach of the contract. In November 2001, Profitec answered and denied the counter-claim but has never claimed the matter to any trial list, nor have they ever sought discovery. Management believes that Profitec's claims are without merit, and intends to defend the action and pursue its claims against Profitec as it deems appropriate.

We are a party to certain other legal proceedings that we consider incidental to our business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity, or results of operations.


Item 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

During the first half of 2002, Buyers United raised $2,265,000 through the sale of promissory notes to continue in the comparison shopping service and to fund working capital needs. These notes bear interest at 10% to 12%, and interest and principal payments are due monthly. Similar to the notes issued during 2001, principal is repaid out of collected billings from new customers generated through the online shopping service. Half the note proceeds are to be used for this service, the rest being allocated for working capital purposes, as needed. With respect to these 2002 notes, 38% to 40% of the new customer billings are to be reserved for principal repayment, depending on the particular note agreement. After the notes are repaid, we will continue to remit a percentage of the billings collected from these customers, but the percentage will be reduced to 18% to 20%. These payments will continue as long as the specific customers continue purchasing long distance services from Buyers United. In addition, each note holder received a two-year warrant to purchase shares of common stock at an exercise price of $2.50 per share. The amount of warrants issued equaled 10% of the note proceeds, or a total of 226,500 issued to the note holders. vFinance Investments, Inc. acted as agent for us in the placement of the notes and was paid commissions equaling 5% of the loan proceeds. vFinance also received two-year warrants to purchase shares of common stock in number equal to 3% of the loan proceeds. The warrants have an exercise price of $2.50 per share.

All of the aforementioned securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or Rule 506 of Regulation D promulgated thereunder. Based on information provided by the investors, we believe each investor was an accredited investor within the meaning of Rule 501 of Regulation D.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 19, 2002, the stockholders voted on the following matters:

  (1) The election of Theodore Stern, Gary Smith, Edward Dallin Bagley, and Steve Barnett as directors of Buyers United to serve for a term of one year and until their successors are duly elected and qualified; and

  (2) Ratification of the appointment of Crowe, Chizek and Company LLP as independent auditors of Buyers United for 2002.

Each of the foregoing matters was approved or ratified by the stockholders. The number of votes cast on the foregoing matters is as follows:

                                    For     Against      Abstain

Election of Directors:
     Theodore Stern              2,943,153    5,983          0
     Gary Smith                  2,943,653    5,483          0
     Edward Dallin Bagley        2,943,652    5,484          0
     Steve Barnett               2,943,152    5,984          0

Appointment of Crowe, Chizek
and Company LLP                  2,943,802    5,219         115



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

     None.


Exhibits:

     Exhibit 99.1   Certification required by the Sarbanes-Oxley Act of 2002.





                                  SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BUYERS UNITED, INC.


Date:  August 13, 2002               By: /s/ G. Douglas Smith
                                        ---------------------
                                        Executive Vice President


Date:  August 13, 2002               By: /s/ Paul Jarman
                                        ---------------------
                                        Treasurer and CFO