Form 10QSB
period 2002-09-30
BUYERS UNITED INC
filed 2002-11-14
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2002
                                     ------------------

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to

                          Commission File No. 0-26917

                              BUYERS UNITED, INC.
                              -------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                         87-0528557
           ---------                       -----------
(State or other jurisdiction of    (IRS Employer Identification
 incorporation or organization)                 No.)

                14870 Pony Express Road, Bluffdale, Utah 84065
                ----------------------------------------------
                   (Address of principal executive offices)

                                (801) 320-3300
                                --------------
                          (Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: 5,930,262 of common stock as of October 31, 2002.


            Transitional Small Business Format:  Yes [  ]  No [ X ]









                                BUYERS UNITED, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  (unaudited)
                                                 September 30,   December 31,
                                                     2002            2001
                                                 -------------  -------------
                    ASSETS
Current assets:
 Cash                                             $   869,399    $    57,100
 Restricted cash                                      890,944        690,312
 Accounts receivable, net                           5,046,421      2,271,873
 Other current assets                               1,391,301        282,240
                                                   ----------     ----------
   Total current assets                             8,198,065      3,301,525

Property and equipment, net                           573,401        652,576
Debt issuance cost, net                                  -           187,756
Other assets, net                                     887,753        189,885
                                                   ----------     ----------

   Total assets                                   $ 9,659,219    $ 4,331,742
                                                   ==========     ==========


     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Checks drawn in excess of available cash
  balances                                        $      -       $   186,866
 Line of credit                                     1,452,548        574,172
 Current portion of long-term debt                  7,137,105      1,002,641
 Accounts payable                                   4,916,548      3,879,517
 Accrued liabilities                                  776,004        525,023
 Accrued commissions and rebates                      417,714        324,778
 Accrued dividends payable on
  preferred stock                                     189,102        378,316
                                                   ----------     ----------
   Total current liabilities                       14,889,021      6,871,313

Long-term liabilities:
 Long-term debt, net of current portion                  -         3,615,000
                                                   ----------     ----------
   Total liabilities                               14,889,021     10,486,313
                                                   ----------     ----------

Stockholders' deficit:
 Preferred stock                                          244            244
 Common stock                                             593            531
 Additional paid-in capital                        16,014,068     15,190,855
 Warrants and options outstanding                   4,613,184      4,383,334
 Deferred consulting fees                             (60,764)       (98,406)
 Accumulated deficit                              (25,797,127)   (25,631,129)
                                                   ----------     ----------
   Total stockholders' deficit                     (5,229,802)    (6,154,571)
                                                   ----------     ----------

   Total liabilities and stockholders' deficit    $ 9,659,219    $ 4,331,742
                                                   ==========     ==========




                           See accompanying notes






                               BUYERS UNITED, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       (unaudited)
                                             Three Months Ended September 30,
                                             --------------------------------
                                                  2002              2001
                                               -----------       -----------
Revenues:
 Telecommunications services                  $  8,646,946      $  3,913,095
 Other                                               8,854            23,109
                                                 ---------         ---------
   Total revenues                                8,655,800         3,936,204
                                                 ---------         ---------

Operating expenses:
 Costs of revenues                               4,763,227         2,617,018
 General and administrative                      1,918,832         1,247,876
 Selling and promotion                           1,230,195           828,254
 Termination of lease and write-off of web-
  site development costs                              -              922,076
                                                 ---------         ---------
   Total operating expenses                      7,912,254         5,615,224
                                                 ---------         ---------
   Income (loss) from operations                   743,546        (1,679,020)
                                                 ---------         ---------

Other income (expense):
 Interest income                                     5,896             4,361
 Interest expense                                 (431,834)         (334,341)
                                                 ---------         ---------
   Total other expense, net                       (425,938)         (329,980)
                                                 ---------         ---------

   Net income (loss)                          $    317,608      $ (2,009,000)
                                                 =========         =========





Preferred stock dividends:
 8% dividends on Series A and B preferred
  stock                                           (189,101)         (189,157)
                                                 ---------         ---------

   Net income (loss) applicable to common
    stockholders                              $    128,507      $ (2,198,157)
                                                 =========         =========



Net income (loss) per common share:
 Basic and diluted                            $       0.02      $      (0.47)
                                                 =========         =========



Weighted average common shares outstanding:
 Basic and diluted                               5,806,286         4,711,019
                                                 =========         =========





                           See accompanying notes







                                BUYERS UNITED, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       (unaudited)
                                             Nine Months Ended September 30,
                                             -------------------------------
                                                  2002             2001
                                               -----------      -----------
Revenues:
 Telecommunications services                  $ 20,214,927     $ 10,307,124
 Other                                              44,415           62,180
                                                ----------       ----------
   Total revenues                               20,259,342       10,369,304
                                                ----------       ----------

Operating expenses:
 Costs of revenues                              10,943,056        7,124,478
 General and administrative                      4,650,156        4,564,959
 Selling and promotion                           3,163,130        2,381,991
 Termination of lease and write-off of web-
  site development costs                              -             922,076
                                                ----------       ----------
   Total operating expenses                     18,756,342       14,993,504
                                                ----------       ----------
   Income (loss) from operations                 1,503,000       (4,624,200)
                                                ----------       ----------

Other income (expense):
 Interest income                                    12,698           13,485
 Interest expense                               (1,120,558)        (705,852)
                                                ----------       ----------
   Total other expense, net                     (1,107,860)        (692,367)
                                                ----------       ----------

   Net income (loss)                          $    395,140     $ (5,316,567)
                                                ==========       ==========




Preferred stock dividends:
 8% dividends on Series A and B preferred
  stock                                           (561,138)        (549,799)
 Beneficial conversion feature related to
  Series B preferred stock                            -             (20,498)
                                                ----------       ----------
   Total preferred stock dividends                (561,138)        (570,297)
                                                ----------       ----------

   Net loss applicable to common
    stockholders                              $   (165,998)    $ (5,886,864)
                                                ==========       ==========



Net loss per common share:
 Basic and diluted                            $      (0.03)    $      (1.33)
                                                ==========       ==========



Weighted average common shares outstanding:
 Basic and diluted                               5,672,462        4,427,380
                                                ==========       ==========




                           See accompanying notes






                              BUYERS UNITED, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        (unaudited)
                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2002             2001
                                                ------------     ------------
Cash flows from operating activities:
 Net income (loss)                             $    395,140     $ (5,316,567)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Depreciation and amortization                    784,638          653,096
   Interest expense resulting from issuing
    stock and warrants with notes                    23,375          205,274
   Amortization of discount on notes payable        151,858            1,387
   Amortization of note financing costs             133,587          160,214
   Amortization of deferred consulting fees          37,642           32,160
   Services rendered in exchange for shares
    of common stock                                    -               6,181
   Expense related to the grant of options
    to purchase common shares                        42,964           12,133
   Termination of lease and write-off of
    web-site development costs                         -             922,076
   Changes in operating assets and
    liabilities:
     Restricted cash                               (200,632)        (419,271)
     Accounts receivable                         (2,774,548)        (991,560)
     Other assets                                (2,040,103)          84,169
     Checks in excess of available cash
      balances                                     (186,866)            -
     Accounts payable                             1,037,031          708,631
     Accrued commissions and rebates                 92,936          151,637
     Accrued liabilities                            266,979          (29,066)
                                                  ---------        ---------

       Net cash used in operating activities     (2,235,999)      (3,819,506)
                                                  ---------        ---------

Cash flows from investing activities:
 Decrease (increase) in other assets                (88,387)          18,325
 Purchases of property and equipment               (250,968)        (282,341)
                                                  ---------        ---------
       Net cash used in investing activities       (339,355)        (264,016)
                                                  ---------        ---------

Cash flows from financing activities:
 Net borrowings under line of credit                878,376          463,865
 Borrowings under notes payable, net of debt
  issuance costs                                  3,937,250        2,815,000
 Principal payments on notes payable             (1,249,031)         (83,246)
 Principal payments on capital lease
  obligations                                      (178,942)        (165,965)
 Issuance of preferred/common shares for
  cash, net of offering costs                           -          1,097,223
                                                  ---------        ---------
       Net cash provided by financing
        activities                                3,387,653        4,126,877
                                                  ---------        ---------

Net increase in cash                                812,299           43,355

Cash at the beginning of the period                  57,100           56,825
                                                  ---------        ---------
Cash at the end of the period                  $    869,399     $    100,180
                                                  =========        =========




Supplemental cash flow information:
 Cash paid for interest                        $    666,883     $    203,685



Supplemental schedule of noncash investing
 and financing activities:
  Issuance of common shares in payment of      $    750,352     $    584,537
   preferred stock dividend
  Issuance of common shares in payment of              -             125,000
   deferred services
  Issuance of common shares in payment of            49,548          205,000
   deferred financing costs
  Issuance of warrants with promissory notes        186,886             -
  Beneficial conversion dividend on Series B           -              20,498
   preferred shares
  Accrual of dividend payable on preferred          561,138          549,799
   stock





                            See accompanying notes






                              BUYERS UNITED, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2002
                                  (unaudited)


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


2. Long-term Debt

   In January 2002, the Company issued a $100,000 unsecured note payable to the Chairman of the Board, which bears interest at 12% with both principal and interest due July 5, 2003.

   Also in January 2002 the Company issued $79,998 in unsecured notes payable to three officers of the Company that bear interest at 12%, which are payable monthly with the principal due July 5, 2003.

   In April and May of 2002 the Company issued $2,265,000 in unsecured promissory notes bearing interest at 10% to 12%, payable monthly.
   Principal payments are due monthly based on 38% to 40% of billings collected from specifically identified customers. These percentages will increase if the notes are not fully repaid within a specified period.
   After the notes' principal balance is paid in full, the Company will continue to remit a percentage of the billings collected from these customers but the percentage will be reduced to 18% to 20%. These payments will continue as long as the customers continue purchasing long distance services from the Company. In addition, each note holder received a two-year warrant to purchase shares of common stock at an exercise price of $2.50 per share. The amount of warrants issued equaled 10% of the note proceeds.

   In August 2002 the Company also issued $1,725,000 in unsecured promissory notes bearing interest at 10%, payable monthly. Principal payments are due monthly based on 40% of billings collected from specifically identified customers. After the notes' principal balance is paid in full, the Company will continue to remit a percentage of the billings collected from these customers but the percentage will be reduced to 24%. These payments will continue as long as the customers continue purchasing long distance services from the Company. There were no warrants issued in connection with these notes.


3. Capital Transactions

   During the last half of 2001, preferred stock dividends amounted to $378,316, consisting of $150,942 on outstanding shares of Series A 8% cumulative convertible preferred stock, and $227,374 on outstanding shares of Series B 8% cumulative convertible preferred stock. These dividends were paid through the issuance of 374,534 shares of common stock to the holders of the preferred stock in February 2002. Dividends for the first half of 2002 amounted to $148,370 on Series A and $223,666 on Series B, and were paid through the issuance of 200,101 shares of common stock.

   On January 15, 2002, the Company issued 7,998 shares to three officers in consideration of notes payable in the amount of $79,998. The value of the shares was $8,798.

   On January 18, 2002, the Company issued 10,000 shares to Theodore Stern, the Company's CEO and Chairman of the Board of Directors, in consideration of a note payable in the amount of $100,000. The value of the shares was $10,000.

   On February 15, 2002, the Company issued 25,000 shares to Mr. Stern in consideration of him granting a $250,000 guaranty to MCI WorldCom, Inc. on behalf of Buyers United in connection with the Company entering in to a resale contract. The value of the shares was $30,750.

   In May 2002 the Board of Directors approved a plan to modify the exercise price on certain warrants from $2.50 to $2.00 per share, extend the expiration date of certain warrants from December 31, 2002 to December 31, 2004, and amend the redemption provisions of certain warrants so that the warrants could be called for redemption when the market price for our common stock is $4.00 per share, rather than $6.00 per share.


4. Major suppliers

   Approximately, 95% and 66% of the Company's costs of revenue for the nine months ended September 30, 2002 and 2001, respectively, was generated from two (three in 2002) telecommunications providers. As of September 30, 2002 two of these providers had filed for bankruptcy protection under Chapter 11, and the other provider is currently being scrutinized by the Securities and Exchange Commission over certain accounting matters. Although the Company has not experienced a disruption of service and feels it could replace any one of these sources with other wholesale telecommunications providers, the effect on the Company's operations of potentially losing all three of these service providers can not be determined.


5. Subsequent events

   On November 1, 2002, the Company issued a $250,000 unsecured promissory note bearing interest at 12% to a member of its Board of Directors. Interest is payable monthly, with principal due at the end of two years. The note is convertible at the director's option into common stock at a rate of $2.00 per share.


6. Going concern

   Up through the end of 2001, the Company had experienced recurring losses from operations. As of September 30, 2002, the Company had a working capital deficit of $6.7 million and an accumulated deficit of $26 million. Although the Company has achieved profitability during the first three quarters of 2002, and management believes the Company will continue to be profitable for the fourth quarter of 2002, the foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Buyers United is engaged in the business of selling to small to mid-size businesses and consumers telecommunications services. Our business model is to offer these services at what we believe to be competitive prices, and provide additional value to the customer through specialized service, convergent billing, product rebates, and other promotions. Buyers United uses the purchasing power of its customer base to obtain favorable rates for long distance and Internet access service and obtain rebates on products and services we offer to our customers as an added benefit for purchasing long distance through us. Buyers United's goal is to continue to expand and develop as a national reseller of our services. Our strategy for achieving this goal is to focus on expanding service and product offerings, continue our customer rebate program, continue development of our agent sales program, and pursue Internet marketing opportunities to obtain new customers.

Buyers United provides services that it believes are perceived by businesses and consumers as essential or are compatible with their normal annual expenditures. Since its inception in January 1996, Buyers United has focused on selling long distance service. This focus has enabled Buyers United to build the size of its customer base.

Buyers United currently has over 115,000 customers. Our target market includes networking professionals, small businesses, and middle-class families with an annual household income between $30,000 and $100,000, as these are the most likely to respond actively to the cost savings opportunity offered by Buyers United. Customers reside mostly in high population centers and they tend to spend more than the average on long distance services. Buyers United believes that approximately one-third of the present customers consist of small businesses and entrepreneurs who operate home-based businesses.

RESULTS OF OPERATIONS

Total revenues from telecommunications and other services increased 120% to $8.7 million for the three months ended September 30, 2002 as compared to $3.9 million for the same period in 2001. Year-to-date revenues increased 95% to $20.3 million as compared to $10.4 million during the first nine months of 2001. The increase in revenue is due to an increase in the number of customers we serve resulting from our ongoing promotional efforts, primarily involving independent agents and referrals from an online shopping comparison service.

Costs of revenues for the three-month period ended September 30, 2002 were $4.8 million, an 82% increase as compared to $2.6 million incurred during the comparable three-month period for the prior year. For the nine-month periods, costs of revenue increased 54%. Such costs as a percentage of revenue for the three and nine-month periods ended September 30, 2002 were 55% and 54%, respectively, as compared to 66% and 69% during 2001. The higher gross margins during 2002 is a result of obtaining better costs from our long distance carriers, along with an increase in sales to residential customers which earn higher gross margins.

Total operating expenses other than costs of revenues were 5% higher during the quarter ended September 30, 2002 as compared to the same period of 2001, and were 1% lower during the nine-month period as compared to the previous year. These changes are a result of the following factors:

  * General and administrative costs in 2002's third quarter increased 54% to $1.9 million compared to $1.2 million in 2001. For the nine months ended September 30, 2002, expenses were higher by 2% as compared to the previous year. Increases during the third quarter resulted primarily from higher billing expenses and allowances for uncollectible accounts directly proportional to the increase in revenues. The revenue increase also necessitated the hiring of an additional customer support and collection personnel. Year-to-date, such increases were offset partially by lower compensation costs incurred earlier in 2002 due to reduced employee levels in 2001. In addition, certain occupancy and maintenance costs throughout 2002 were lower due to the cancellation of an equipment lease during the third quarter of 2001.

  * Selling and promotion expenses increased 49% to $1.2 million during the third quarter of 2002 from $828,254 in 2001. Expenses for the nine-month period ended September 30, 2002 rose 33% as compared to the same period of 2001. Such expenses as a percentage of revenue were 14% for 2002's third quarter as compared to 21% in 2001, and year-to-date were 16% during 2002 as compared to 23% during the comparable period of 2001. The increases resulted primarily from the proportionate higher commission amounts paid on higher revenue. Included in selling and promotion expenses for the first half of 2001 was $150,000 in celebrity contract renewal costs in connection with an infomercial marketing tool originally intended to air later in 2001. The infomercial was not used and we did not incur any contract renewal costs in the first half of 2002. Consequently, commissions on revenue represent a substantially higher proportion of selling and promotion expense in the first nine months of 2002 as compared to 2001.

  * During the three months ended September 30, 2001, we cancelled an equipment lease resulting in $922,076 of expense. Since there were no such comparable costs during 2002, this partially offset the 2002 increases in the other types of expenses.

Interest income was $5,896 for the quarter ended September 30, 2002, and was $12,698 for the nine months then ended. This compares to $4,361 and $13,485, respectively, earned during the comparable periods of 2001. The differences resulted from lower cash balances on hand during 2002 as compared to the corresponding periods in 2001.

Interest expense for the three and nine-month periods ended September 30, 2002 was $431,834 and $1,120,558, respectively, compared to $334,341 and $705,852 for the comparative periods of 2001. The higher amounts were the result of higher debt balances outstanding in 2002 as compared to the previous year.

As a result of the above factors overall net income before preferred stock dividends was $317,608 during the quarter ended September 30, 2002, as compared to a $2.0 million net loss for the same period during 2001. Net income for the first nine months of 2002 was $395,140, as compared to a net loss of $5.3 million incurred during the comparable period of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Buyers United's current ratio as of September 30, 2002 increased slightly to 0.55:1 from 0.48:1 at the end of 2001. The components of current assets and current liabilities that changed significantly since the end of 2001 were accounts receivable, other current assets, the current portion of long-term debt, and accrued liabilities.

Accounts receivable and accrued commission and rebates increased as a result of higher revenue amounts during 2002 as compared to 2001. Other current assets increased 393% since the end of December 2001, due primarily to higher capitalized amounts associated with our direct response advertising campaign, the benefits of which are expected to be received during the next twelve months.

The current portion of long-term debt rose 612%, due to a $1.05 million promissory note, due February 28, 2003, that was reclassified from a long-term to a current liability, and other promissory notes aggregating $2,544,998 due July 5, 2003 that were similarly reclassified. In addition, although the majority of new promissory notes issued during 2002 have no stated maturity date, management believes these notes will be repaid over a period of approximately twelve months. Accordingly, the entire amount of these loans have also been included in current liabilities.

As of September 30, 2002, we had a $1.05 million note payable to an individual bearing interest at 18%, payable monthly. The note is due February 28, 2003 and provides that 50,000 shares of common stock will be issued to the note holder at maturity. Should the note be prepaid, we are required to issue 100,000 shares to the note holder. The note provides a conversion feature whereby the holder may convert the note into common stock at $2.50 per share.

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

In August 2002, we sold an additional $1,750,000 in promissory notes bearing interest at the rate of 10% per annum that will be repaid out of a portion of billings to new customers obtained via the shopping service, similar to the terms of the promissory notes describe above.

At June 30, 2002, Buyers United had several unsecured promissory notes payable to Theodore Stern, an officer and director, totaling $2,465,000. All but one of the notes (for $200,000) bear interest at a rate of 12%, with interest payable upon maturity. The $200,000 note, along with the noteholder's personal guaranty, originated in connection with securing more favorable rates with certain of our telecommunication providers. Accordingly, based on savings in terms of these costs, interest on this note is calculated based on the monthly vendor billings incurred by Buyers United, not to exceed $7,500 per month, payable monthly. All the notes mature on July 5, 2003.

During the first quarter of 2002, we issued $79,998 in unsecured promissory notes payable to Paul Jarman, G. Douglas Smith, and Kenneth D. Krogue, all executive officers. The notes mature in July 2003 and bear interest at 12%, payable monthly.

Buyers United has a line of credit agreement with RFC Capital Corporation.
The facility allows us to finance up to $2.5 million based on our eligible accounts receivable, and allows us to borrow against unbilled receivables as well as finance regular monthly billings. The facility bears interest at a rate of prime plus 6% and expires in June 2004. At September 30, 2002, we had financed the maximum amount available based on eligible accounts receivable at that time, which amounted to $1,452,548. This agreement also requires us to maintain a restricted cash account for the collection of our receivables. As of September 30, 2002 we had $890,944 of restricted cash primarily relating to the RFC Capital agreement.

Up through the end of 2001, we had experienced recurring losses from operations. As of September 30, 2002, we had a working capital deficit of $6.7 million and an accumulated deficit of $26 million. Although we achieved profitability during the first three quarters of 2002, the foregoing matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. We are currently experiencing significant revenue growth and have seen the results of several fixed-cost reduction initiatives begun in 2001. While there can be no assurance that such will be the case, management believes that the trend of revenue increases will continue, and that we will continue to be profitable during last quarter of 2002 and into 2003.

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




Item 3.  CONTROLS AND PROCEDURES

With the participation of management, Buyers United's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on October 31, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Buyers United's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002.

Subsequent to October 31, 2002 through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in Buyers United's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.




                          PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 14, 2001, a lawsuit was filed against Buyers United by Profitec, Inc., in New Haven, Connecticut. Profitec asserted that it agreed to perform certain billing services in 1999 for our telecommunication customers and that we agreed to pay Profitec for such services. Profitec further claimed that we breached the contract by terminating the contract and failing to pay fees allocable under a "liquidated damage" provision for early termination. Profitec claimed damages in excess of $140,000, based upon the contract's liquidated damage provisions. Buyers United retained counsel to defend this action. Our defenses included that Profitec breached the contract with respect to manner and time of performance and failed to cure these breaches after notice. We filed a general denial answer and asserted affirmative defenses, including breach of contract, failure of consideration, and other issues. We also filed a counter claim seeking damages for Profitec's breach of the contract. In November 2001, Profitec answered and denied the counter-claim. We finally reached an out-of-court settlement on October 17, 2002 whereby we agreed to pay $17,500.

We are a party to certain other legal proceedings that we consider incidental to our business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity, or results of operations.




Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 2002, Buyers United raised $1,750,000 through the sale of promissory notes , the proceeds of which was used to fund our continued participation in an unrelated online comparison shopping service and to fund working capital needs. These notes bear interest at 10%, and interest and principal payments are due monthly. Principal is repaid out of collected billings from new customers generated through the online shopping service. With respect to these notes, 40% of the new customer billings are to be reserved for principal repayment, depending on the particular note agreement. After the notes are repaid, we will continue to remit a percentage of the billings collected from these customers, but the percentage will be reduced to 24%. These payments will continue as long as the specific customers continue purchasing long distance services from Buyers United. vFinance Investments, Inc. acted as agent for us in the placement of the notes and was paid commissions of 6% of the loan proceeds.

All of the aforementioned securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or Rule 506 of Regulation D promulgated there under. Based on information provided by the investors, we believe each investor was an accredited investor within the meaning of Rule 501 of Regulation D.




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

     None.


Exhibits:

     None





                                  SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BUYERS UNITED, INC.


Date:  November 12, 2002    By: /s/ Paul Jarman, Chief Financial Officer


Date:  November 12, 2002    By: /s/ G. Douglas Smith, Executive Vice President










   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                              Section 906 of the
                          Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of Buyers United, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodore Stern, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2002       By: /s/ Theodore Stern, Chief Executive Officer



     In connection with the Quarterly Report of Buyers United, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Jarman, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2002       By: /s/ Paul Jarman, Chief Financial Officer






                                 CERTIFICATION

I, Theodore Stern, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Buyers United, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002        By: /s/ Theodore Stern, Chief Executive Officer






                                 CERTIFICATION

I, Paul Jarman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Buyers United, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002           By: /s/ Paul Jarman, Chief Financial Officer