Form 10KSB
period 2002-12-31
BUYERS UNITED INC
filed 2003-04-14
CIK 1087934

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-KSB


[X]   Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2002, or




[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
Exchange act of 1934 for the transition period from    to


                         Commission File No.  0-26917
                                              -------




                              BUYERS UNITED, INC.
                              -------------------
          (Name of Small Business Issuer as specified in its charter)

           Delaware                         87-0528557
           --------                         ----------
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

                14870 Pony Express Road, Bluffdale, Utah 84065
             (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:   (801) 320-3300
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

The issuer's revenues for its most recent fiscal year:  $30,163,450.


The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 28, 2002, was $6,626,970.

As of March 28, 2003, the Registrant had outstanding 6,330,213 shares of Common Stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement of Buyers United for the 2003 annual meeting of stockholders are incorporated by reference in Part III of this report.





                                    PART I

                       ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Buyers United, Inc. is a domestic telecommunications company that offers a wide range of long distance, toll free, data transmission, and related communication service options at competitive prices, and provides to its customers a standard of service it believes is comparable to other industry participants. The telecommunications services offered include the following:

  * Switched long distance services to business and residential customers
  * Dedicated access long distance service
  * Toll-free 800/888/877/866 services
  * Dedicated data transmission
  * Private line data services
  * Calling card services
  * Conference calling
  * Automatic call distribution
  * Interactive Voice Response (IVR)
  * Outbound dialing and voice message broadcasting

These services can be offered individually, or in a suite of services tailored to a customer's needs.

     For the past five years Buyers United has been engaged in the business of reselling telecommunication services provided by others to Buyers United at wholesale rates. Domestic and international long distance services make up a major portion of our sales with the other services listed above making smaller contributions to our sales mix.

     Buyers United now services approximately 150,000 business and residential consumers across America. We have refined our business model over the past several years to address specific niche opportunities in the vast communications industry. Our new brand, United Carrier Networks (UCN), targets business customers, while the brand developed during 2000, BuyersOnline (BOL), is intended to cater to the residential consumer. The use of the two distinct brands allows us to specifically meet the needs of both customer types, without creating channel conflicts.

     Buyers United is now pursuing multiple marketing avenues, including using independent agents, implementing promotional and rebate programs to attract customers, and marketing through the Internet. Buyers United's sale incentive programs offered from time to time give customers additional cost saving opportunities that we believe enhances customer retention. The new UCN web site gives specialized services and options for business customers and the agents that represent them. Buyers United also pursues customers through strategic relationships with companies that operate independent sales and marketing programs for a variety of products and services.

     Buyers United was originally formed as a Utah corporation in 1994. In March 1999, Buyers United changed its corporate domicile from Utah to Delaware through a merger with a Delaware corporation formed for that purpose. When we changed the corporate domicile our name became BUI, Inc., and we effected a 1-for-4 reverse split in the issued and outstanding common stock. On April 20, 2000, we changed our name to BuyersOnline.com, Inc., and on November 20, 2001, our name was changed again to Buyers United, Inc.

RECENT DEVELOPMENTS

     On December 6, 2002, Buyers United entered into an agreement to purchase assets of I-Link, Inc., and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a real-time Internet protocol communications network (RTIP Network). The assets acquired include dedicated equipment required for operating the RTIP Network, customers of I-Link serviced through the network, and certain trademarks. In consideration for the assets and software license, Buyers United agreed to issue to I-Link 300,000 shares of Series B Convertible Preferred Stock and assume certain liabilities. Completion of the purchase is subject to obtaining government and third-party approvals, and obtaining releases of third party security interests in the assets. The parties are pursuing efforts to satisfy these closing conditions for the purchase of assets, but cannot predict when or if the conditions will be satisfied and the transaction closed.

     Concurrently with the agreement for the purchase of I-Link assets, I-Link and Buyers United entered into transition and management agreements pursuant to which Buyers United was appointed to manage all of the assets to be acquired from I-Link pending the closing of the purchase. Under the agreements, Buyers United assumed responsibility for day-to-day operation of the RTIP Network previously operated by I-Link that is to be sold to Buyers United, is responsible for all customer billing and collection, has the right to use the RTIP Network to provide telecommunications service to its customers, and is entitled to receive a management fee equal to 10 percent of revenue generated from I-Link customers after the payment of all expenses of the RTIP Network and providing service to such customers.

     In connection with the transaction, Buyers United agreed to sublease certain space occupied by I-Link, but subsequently negotiated a new lease arrangement for the space. Buyers United is leasing through November 2004, 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a monthly cost of $16,728. In consideration for entering into this agreement, I-Link agreed to subsidize a total of $36,232 in lease payments, which represents the difference between the amount of the original sublease obligation of Buyers United and the monthly cost of the space under the new lease arrangement. In the event the asset purchase transaction between Buyers United and I-Link does not close, Buyers United has the right to terminate the lease arrangement without further liability to I-Link or the landlord.

     On December 20, 2002, Buyers United entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase approximately 70,000 of the switched voice telecommunication customers of Touch America, including the carrier identification code used to service those customers. Buyers United did not purchase any accounts receivable, equipment, or other assets of Touch America. Buyers United agreed to pay to Touch America account receivable balances that predate the sale as collected by Buyers United, subject to certain fees payable to Buyers United. Buyers United made an initial payment of $3,000,000 to Touch America. The original purchase price was $6,750,000, but the parties are now attempting to negotiate a reduction in the purchase price due to errors and other discrepancies the parties subsequently discovered in the list of accounts sold to Buyers United. The balance of the final purchase price will be paid in monthly increments based on a percentage of revenue generated by the acquired customer accounts. The conditions for closing the purchase were satisfied in March 2003.

THE STATE OF THE INDUSTRY

     We believe that providers of telecommunications services fall into three primary categories. The first category of providers offers a single telecom product or service. We believe the single-product concept ignores the fact that many customers have multiple service needs and see value in utilizing a single point of contact to support these needs. The second category includes the Regional Bell Operating Companies ("RBOC's") that deliver local dial tone and some additional services, and have recently pursued applications at the Federal and state level to offer switched long distance service. We believe the RBOC's have traditionally focused on selling their own products at premiums that result in higher cost to the customer. We believe the RBOC's also fail to provide critical service elements, such as consolidated billing, dedicated number service, and leading edge product offerings. The third category of competitors focuses primarily on long distance, but also sell limited selections of additional services. These companies have a proven and well-developed sales model but lack a totally integrated product package that delivers customized and complete products to the customer at competitive prices across the entire range of communications technologies.

     Total spending for the U.S. Telecommunications industry from 2002-2003 will increase at a projected 9 percent compound annual rate. The Telecommunications Market Review and Forecast, which is a respected industry
study  also predicts the 2003 revenue to top $963 billion   In 2002 the
industry saw a 15.5% reduction in telecommunications equipment spending but also saw off setting increases in internet access, wireless usage, support services and data usage. These services are predicted to continue their rapid
growth in 2003.   It is expected in 2003 that a small but important "value
add" category of services such as conferencing, unified messaging and collaborative technologies will grow 37 percent to $21 billion.

     In 2002 all sectors of the telecommunications market suffered when the industry as a whole experienced downgraded financial status. In 2003 we believe the industry will continue to consolidate in an effort to balance demand and supply. According to RHK, a consulting group used by CommWeb, traffic growth remains strong but the average long haul trunk capacity utilization is just 35%. There should be excess capacity in the major
provider networks for the next several years.   Internet Protocol traffic is
growing at 100% annually and we believe it will continue in 2003.   The
industry continues to move toward Internet protocol and wireless solutions for the business market.

SERVICE AND PRODUCTS

     Buyers United is an aggregator and reseller of telecommunications services. By aggregator we mean that we contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these various services to our customers. This enables the customer to buy only those telecommunications services it needs from one source, receive one bill for those services, and make one call to Buyers United if a service problem or billing issue arises. The separate services Buyers United can sell singly or bundled to meet customer needs include:

  * Switched long distance service to business and residential customers. This is traditional 1+ long distance service. The customer dials the long-distance number and the local exchange carrier switches the call to the long distance provider we have designated for the customer based on the customer's account selections. We bill the customer for the long distance service at the applicable retail rate, as well as local access fees for the local exchange carrier, taxes, and universal service fund charges.

  * Dedicated access long distance service. Some business customers require multiple line concurrent long distance access for high volume telemarketing or call center operations. Dedicated access connects the customer directly to the long distance carrier, by-passing the local exchange carrier, through a T-1 or higher capacity local loop connection. We bill the customer for the local loop connection and for the long distance service.

  * Toll-free 800/888/877/866 services. Toll free calling service allows clients of our customer to call into the customer at the customer's expense, rather than the client's expense. This is a service traditionally used by our business customers. We own and assign the toll free numbers to our customers and bill our customers for the toll free number and the long distance service.

  * Dedicated data transmission. This is similar to dedicated access long distance service, except the primary use is for data transmission, such as Internet access, and the local loop is connected to the Internet through one of our providers. We bill the customer for the local loop connection and for Internet access fees.

  * Private line data services. This type of services is provided through a T-1 or higher capacity circuit, and encompasses a variety of data transmission media, including Frame Relay, dedicated Internet access or Asynchronous Transfer Mode (ATM) data networks or 'clouds'. Each of these data products rely on a shared network architecture where the bandwidth on the network backbone is shared by the users connected into these networks. Customers frequently select these types of networks because it is much more cost-effective than installing a private line network, or because of the need to access the public Internet.

  * Calling card services. The calling card feature is often provided with our switched and dedicated long distance services. The calling card allows the customer to use a toll free number and PIN to make long distance calls from any location on its account. We bill the customer for the long distance service.

  * Conference calling. This service allows a customer to interconnect simultaneously a number of callers for conference purposes. This feature is of particular value to business customers that have a need for multiple members of the organization to speak together from remote locations on a periodic basis. The customer is assigned a toll free number and PIN that allows each participant in the conference call to access the call simply by dialing the toll free number and entering the PIN when prompted. We bill the customer for the conference call feature and the long distance minutes of each participant in the conference call.

  * Automatic call distribution. Buyers United offers a network-based call center solution, I/O, that allows the customer to route incoming calls to specific persons or departments within the customer's organization.
    While this functionality is commonly available in customer-owned telephone systems, I/O allows a company to include and manage home agents as a part of their call center, and also adds many features that would be too expensive for smaller call centers to acquire in a premise-based system. This product is particularly valuable for customers that operate call centers or telemarketing centers and want the ability to direct incoming calls to call center personnel who are trained for specific product sales or service calls. The customer is billed fees and usage for this service.

  * Interactive voice response. IVR is the ability to offer a company or individual all of the sophisticated features of an auto attendant, voicemail, or an automated self service system. This feature can be built by the customer or with help from Buyers United.

  * Outbound dialing and voice message broadcasting. This is the ability to allow a customer to automatically dial outbound and to broadcast voice messages to predefined lists. Customers can pay by the call, by the minute or by the port. They can also link directly to their own database to automatically generate call lists with sophisticated call scheduling capabilities. They can also choose between autodial (one at a time), powerdial (dial sequentially through a list), or predictive dialers (computer algorithms with dial ahead to screen out busies, no answers, etc.).

     Under our management contract with I-Link, we have the right to offer and sell services that are enabled by the RTIP Network. In 2003 we plan to introduce the following IP enhanced services to our customers.

  * Fax to Email. This service allows a customer to send or receive faxes through an Email address with the customer's personal computer.

  * Voice mail. This feature allows customers to receive, store, forward, and access voice mail messages.

  * Real time service account management on the Internet. Real time management allows the customer to redirect phone calls received during the day to the customer's location. For example, the customer can access its account through the Internet and direct that phone calls be forwarded to wherever the customer happens to be during the day - office, home, cellular phone, or other location. With its personal computer, the customer can review billing on its account, make service inquiries, or add or remove services, all over the Internet.

MARKETING STRATEGY

     By the end of 2001, Buyers United employed two distinct brands for marketing purposes, "UCN" or "United Carrier Networks" for commercial and business customers, and "BOL" or "BuyersOnline" for residential customers. We market our services through independent sales agents, directly to customers, and through strategic relationships with third party marketing organizations.

     We engage independent telecommunications agents around the country, who sell primarily to commercial and business customers. We believe independent agents are responsible for a substantial amount of annual U.S. telecommunication sales to commercial and business users. The service presentation we developed for UCN is targeted to the independent agent, and is intended to make available to the agent a coordinated package of services designed to be attractive to commercial and business customers. With UCN our marketing effort focuses on providing businesses with the ability to access multiple long distance carriers through which we have agreements to resell services. This allows the business owners to choose services ultimately provided through various long distance providers. A business customer can choose various services from any or all of the different telecommunications providers we use, yet only have to contract through UCN for the selected services. The business customer is no longer required to deal with these carriers separately. UCN then provides a single source for customer service, regardless of how many networks the business uses, and sends a single billing statement that combines all of the services used from any combination of wholesale service providers.

     We believe we have been, and will continue to be, successful in engaging independent agents because our package of services appeals to commercial and business customers, and because of our back office support infrastructure, incentive programs, customer retention efforts, and additional product/service revenue opportunities. Buyers United earned the "2002 Reseller of the Year Award" in March 2003 from the Agent Alliance, a national trade association of independent telecom agents. The award was given in recognition of the effectiveness of our customer service and support programs.

     Buyers United's early growth and a continuing portion of its revenue base come from the residential consumer long-distance market. We plan to continue marketing efforts to potential residential customers using the BuyersOnline, or "BOL" brand. We rely primarily on unrelated Internet marketing companies for developing consumer awareness of the BOL brand and services. We offer consumer product rebates and other consumer incentives as additional benefits to attract and retain customers.

     Online marketing is an effective tool to present Buyers United and its service offerings to both business and residential customers. Internet users (via third-party sites) have recently become one of Buyers United's target customers for three reasons:

  * Internet users are familiar with the Internet and understand its workings and marketing opportunities;

  * These potential customers regularly purchase products over the Internet and are the best candidates to take advantage of our online incentive programs; and

  * We can reduce operating expenses by billing these customers online if they choose, and can inexpensively communicate with them about new programs and service information.

     Buyers United intends to capitalize on Internet marketing by seeking opportunities to purchase or affiliate with other companies that have listings of Internet users who have requested notification of service and savings opportunities similar to Buyers United's services. Once we acquire the right to access an Internet customer listing, we present our services and any sale incentive programs we may be offering. We believe that this strategy will increase our brand awareness and enhance our marketing efforts to both business and residential customers.

PROVISIONING

     Buyers United is a reseller of domestic and international long distance and other services provided by national and regional providers, including, MCI, Qwest, Global Crossing, Broadwing, Dancris, WilTel, NetTronix, CNM, and TransCom. Buyers United resells switched long distance minutes to its customers that it has contracted to obtain from our providers at wholesale rates that averaged in 2002, 53 percent of the retail rates charged to customers. In 2002 retail rates were between $0.045 and $0.08 per minute for switched domestic long distance. International rates vary substantially on the basis of the country and number called, but we believe our rates are comparable to rates available from our competitors.

     Our contracts with our providers are standard and customary in the industry, in that they require that we purchase a minimum number of minutes per month whether we use them or not, require payment net 30 days for minutes used in a month, and serve as the point of contact for all customer service calls. These agreements are for one-year terms renewable at the end of each year, when rates are often renegotiated on the basis of prevailing rates in the industry. We are responsible for all customer billing and collections, so that as far as the customer is concerned we are the long distance service provider. Qwest and Global Crossing accounted for approximately 80 percent of our cost of goods in 2002.

     Buyers United also acquires its other services from its providers at rates or fees fixed in our contracts, which include dedicated long distance service, toll-free 800/888/877/866 services, dedicated data transmission service, calling cards, and conference calling. These services are billed to us at rates or fees stated in our contracts with the providers and are payable on the same terms as switched long distance service.

     We maintain a call center in Bluffdale, Utah for receiving customer service and billing inquiries. Presently we employ approximately 90 customer service personnel to respond to customer calls, and our call center specialists are available from 7:00 a.m. to 10:00 p.m. Monday through Friday, and during fewer hours on Saturday and Sunday. We place a high priority on customer service, since we believe that when our rates are similar to rates offered by our competitors, then service is a primary factor in acquiring and retaining customers.

     Under our management agreement with I-Link, we have the right to service our customers through the RTIP Network. The RTIP Network will enable our customers to use existing telephone, fax machine, pager, or modem equipment to achieve high-quality communications through Internet protocol technology. The RTIP Network consists of a fully integrated dedicated network of equipment and leased telecommunications lines augmented by the licensed I-Link softswitch software. It provides the necessary operational platform for the enhanced services we will offer in 2003 and is adaptable for use with new or specialized service applications developed by others. The RTIP Network is a data packet-based network that ties together local loop dial-up and broadband connections via gateways located in New York, Salt Lake City, Dallas, and Los Angeles. Each of these gateways consists of off-the-shelf hardware elements and the softswitch software. The softswitch software can distinguish among and handle voice, fax, and modem communications as programmed for the customer's suite of service selections. By handle, we mean the voice or data transmission can be delivered directly, redirected (to a different location), redistributed (to a different or multiple recipients), stored for later delivery, or altered (such as converting a fax to email).

     The RTIP Network will allow us to provide cost advantages over traditional transmission networks with respect to both lower transmission cost and lower capital infrastructure cost. Lower transmission cost can result from transmitting long distance traffic over the Internet between our gateways for retransmission, which has greater capacity because transmissions would be converted to data packets and transmitted concurrently over the Internet bandwidth capacity. Access and transmission costs for the Internet would be less than traditional transmission networks. The second component of cost advantages would be lower capital infrastructure costs. In a traditional telecommunications network, each service -- voicemail, fax mail, conference calling, single number forwarding -- must be processed through one or more separate, hardware switches. We intend to offer all of these services through the RTIP Network as modified or new software applications added to the network software platform.

     Since we acquired the right to use the RTIP Network in December 2002, we expect to integrate this network with our traditional provider network systems and service offerings in 2003. While we believe the RTIP Network will lower our costs of operation in 2003, we cannot predict whether these lower costs will be significant.

TECHNOLOGY AND OUR BUSINESS

     Buyers United has always leveraged information technology to create consistent streamlined business processes. Buyers United relies on the following systems, which represent its current technology initiatives:

  * IO is our customer contact solution. The IO software is a unified solution for managing customer communications that integrates telephone, email, fax, web text chat, and co-browsing into a unified interface. IO enables Buyers United to enhance customer relationships, reduce costs, and improve the management of all types of business communications.

  * Buyers United Dashboard (BUD) is a customer service software application that utilizes the Micorsoft.NET framework. It provides a single interface for call center representatives to perform their service tasks. BUD utilizes a "wizard" interface methodology that simplifies the customer service representatives' daily tasks by breaking them into smaller steps. The "wizard" framework provides increased quality and consistency into our customer service model.

  * CostGuard(R), is a fully convergent, open and flexible billing system designed to facilitate collaboration among customer service representatives, business affiliates, and customers. Customers can access the system through a standard web-browser to initiate and fulfill billing and service tasks. Buyers United believes the CostGuard system to provides a consistent and flexible billing solution that supports our current needs and is expandable for future growth.

  * The RTIP Network employs an architecture emphasizing security, reliability, and carrier diversity. A "Security in Layers" approach has been adopted utilizing security enforcement points comprised of inspection firewalls, packet filters, and intrusion detection and prevention systems. Measures have been implemented to audit data integrity and access. Reliability and fault tolerance are effected through a network configuration of "No single Points of Failure" and underlying carrier diversity. Significant subsystems are geographically dispersed and data replicated between sites to protect against fiber optic disruption or other environmental event.

     Full backups of all our core data are performed weekly. Differential backups are performed nightly. Transaction log backups take place every 30 minutes. Backups are copied to two file servers in different locations. We use SSL encryption to protect all sensitive areas of our customer information and service-oriented websites. Remote access to our systems is made possible through a 168 bit encrypted Virtual Product Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local desktops are scanned for viruses on a real-time basis and report to a central server.

GOVERNMENTAL REGULATION

     Our telecommunications services and operations are subject to varying degrees of federal, state, [and international regulation.

     Federal Regulation - We are subject to federal regulation under the Telecommunications Act of 1996 (Telecom Act). The Telecom Act was designed to foster local exchange competition by establishing a framework to govern new competitive entry in local and long distance telecommunications services and allow any entity, including cable television companies and electric and gas utilities, to compete in the telecommunications market. The ongoing implementation and interpretation of the Telecom Act remains subject to numerous federal and state policy rulemaking proceedings and judicial review and we cannot predict any future impact on our business.

     Pursuant to the Telecom Act, the Federal Communications Commission (FCC) regulates our interstate and international telecommunications services. The FCC imposes more extensive requirements on incumbent common carriers that have some degree of market power, such as the Regional Bell Operating Companies (RBOCs) and other independent local exchange carriers (ILECs), than it imposes on companies like ours, which are nondominant carriers that lack market power. For example, the FCC permits nondominant carriers to provide domestic interstate services without prior authorization, though we are required to obtain authorization if, in the future, we construct and operate telecommunications facilities.

     Our costs of providing long distance services could be affected by changes in FCC rules controlling the form and amount of "access charges" local exchange carriers (which generally includes the RBOCs and ILECs) are permitted to impose on interexchange carriers to originate and terminate long distance calls over local networks. In May 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long Distance Services ("CALLS"). The CALLS plan has a five-year life and provides for various requirements allowing reductions in certain costs of telecommunications services.

     We cannot predict the outcome of other federal or state access charge proceedings or whether they will have a material impact on us. It is recognized, however, that the access payments Buyers United must pay to the RBOCs and ILECs are part of its cost to provide services over its network.

     In October 1996, the FCC adopted an order eliminating the requirement that non-dominant carriers such as Buyers United maintain tariffs on file with the FCC for domestic interstate services. The FCC's order included a deadline of August 1, 2001 for non-dominant carriers to eliminate tariffs for interstate services. In March of 2001, the FCC also ordered all non-dominant interexchange carriers to detariff international interexchange services by January 28, 2002. Pursuant to these orders, Buyers United has undertaken to transition its tariffs from the traditional paper copies filed with the FCC to use of electronic versions posted on its web site.

     The Telecom Act requires that every telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, subject to certain exclusions and limitations, The federal Universal Service Fund provides subsidies to defray the costs of telephony services in high-cost areas for low-income consumers and helps subsidize telecommunications and Internet services for qualified schools, libraries and rural health care providers. Our payments to the Universal Service Fund are based on a percentage of our interstate and international telecommunications revenues and the contribution factor issued by the FCC, which varies quarterly. The amounts contributed may be billed to customers.

     State Regulation - State regulatory agencies have jurisdiction when our services are provided on an intrastate basis. The state regulatory environment varies substantially from state-to-state and in some cases can be more extensive than FCC regulations. A portion of our services may be classified as intrastate and therefore subject to state regulation, generally administered by the state's public utility commission ("PUC"). In most instances, we are required to obtain certification from a state PUC before providing voice services in that state. Consequently we are subject to the obligations that the applicable state laws place on all similarly certified carriers including the regulation of services, the payment of regulatory fees, and the preparation and submission of reports. If state regulators or legislators change current regulations or adopt new regulations it may negatively impact our ability to provide telecommunication services.

COMPETITION

     Presently we are an aggregator and reseller of long distance and related telecommunications services. Many of our competitors are substantially larger with greater financial and other resources.

     The U.S. long distance telecommunications industry is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants such as AT&T, Sprint and MCI. Buyers United also competes with other national and regional long distance carriers that employ various means to attract new subscribers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments, and other incentives. The ability of Buyers United to compete effectively will depend on its ability to provide quality services at competitive prices.

     Buyers United competes on the basis of variety of services offered, customer billing and service, and price. Since we can access and offer switched long distance rates from a number of providers, customers can select the rate plan best suited to their needs without having to shop each long distance carrier separately. We offer to our customers, directly and through agents, a wide selection of telecommunications products. This provides the customer a one-stop shopping opportunity to obtain many of its telecommunication services from one source, Buyers United. We believe customers are attracted by the fact that Buyers United provides many of their services because they receive one bill and have only one provider to call with any billing or service questions. We further believe this aggregated service approach enables us to attract agents to sell our services. By selling Buyers United services, agents no longer have the burden of managing multiple contracts with many telecommunications companies. Buyers United agents can complete a sale at the customer site and count on accurate commissions for even complicated product suites. Additionally, agents enjoy dedicated customer service. We believe customers see positive differences in the way our services are sold and served compared to other providers. With Buyers United, customers are not forced to take bundled services or enter into long-term contracts from one provider, which we believe are typical sales practices of competitors. Because our customer contracts are based on user requirements rather than bundled services, Buyers United delivers only the requested services at an appropriate capacity and competitive price.

     Building recognition of our brands is beneficial to attracting additional customers and new strategic alliances. Our failure to promote and maintain our brands successfully may result in slower growth, loss of customers, loss of market share and loss of strategic alliances. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which includes promotional programs and public relations activities.

EMPLOYEES

     As of December 31, 2002, Buyers United employed a total of 140 persons. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

RISKS ASSOCIATED WITH OUR BUSINESS

     Our revenues and operating results may be negatively impacted by the pricing decisions of our competitors and our providers. Our revenues from period to period depend on the pricing for long distance service we can obtain from the wholesale providers of these services. We also must price our services so as to effectively compete in the marketplace. This industry has a history of downward pressure on long distance service rates as a result of competition among providers. To acquire and retain customers we offer these services at prices that are perceived as competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to customers, which will reduce revenues. On the other hand, higher prices charged by our providers will cut into gross profit margins, particularly if our competition is unaffected by similar costing decisions. To make up for potential reductions in either revenues or profits, it would be necessary for us to continue to make significant increases in our customer base from period to period, and there is no assurance that that we will be successful in doing so.

     Our substantial debt adversely affects our operations and financial condition. At December 31, 2002, total liabilities were $18,608,062, which included $3,887,803 of long-term debt, net of current portion, that is due in 2004. A substantial amount of our cash flow from operations is used to service our debt rather than to promote and expand our business, which adversely affects results of operations. We have not identified any outside sources of financing that will enable us to retire or restructure our debt obligations, so there is uncertainty about our ability to improve our financial condition in the future. These factors raise substantial doubt about our ability to continue as a going concern.

     Recent bankruptcy of two providers creates uncertainty regarding our operations. In 2002 and 2001, long distance service provided by Global Crossing Ltd., accounted for 40% and 31% of our cost of revenue, respectively, and long distance service provided by MCI WorldCom, Inc., a subsidiary of WorldCom, Inc., accounted for 7% of our cost of revenue during 2002. Global Crossing Ltd. filed bankruptcy in January 2002, and WorldCom, Inc., filed bankruptcy in July 2002. We have not experienced any disruption in service from the providers and there has been no change in our reseller agreements. Nevertheless, the bankruptcy proceedings create uncertainty regarding the nature and pricing of long distance service available from these providers in the future. Changes in service offerings by these providers or their successors in the future might result in less favorable reseller arrangements than currently in place or force us to rely on other providers that provide long distance service on less favorable terms, which could adversely affect our results of operations.

     Our success will depend on our ability to promote our name and service. Building recognition of our brand names is benefical to attracting additional customers, obtaining favorable reseller agreements with providers of long distance and Internet access, and establishing strategic relationships with businesses that can facilitate or enhance our service offerings and marketing efforts. Our failure to promote and maintain our brand names successfully may result in slowed growth, loss of customers, loss of market share, and loss of strategic relationships. We intend to pursue an aggressive brand name enhancement strategy, which includes promotional programs and public relations activities, but our ability to do so will be limited by the capital we can generate internally or outside sources to fund this effort. We cannot assure you that we will have the resources to promote our brand names as fully as we would like, or that promoting our brand names will enable us to be competitive or improve our results of operations.

     Disruptions in the operation of our technology could adversely affect our operations. We are dependent on our computer databases, billing and account computer programs, Internet network, and computer hardware that houses these systems to effectively operate our business and market our services. Our customers and providers may become dissatisfied by any systems failure that interrupts our ability to provide our service to them. Substantial or repeated system failures would significantly reduce the attractiveness of our services. Significant disruption in the operation of these systems would adversely affect our business and results of operations.

     Our business could be materially harmed if our computer systems were damaged. Substantially all of our network and communications systems are located at our offices in Bluffdale and Draper, Utah. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error, or other similar disruptive problems could also adversely affect our systems. We do not carry business interruption insurance. Accordingly, any significant systems disruption could have a material adverse effect on our business, financial condition, and results of operations.

     Our success and the viability of the Internet as an information medium and commercial marketplace will depend in large part upon the stability and maintenance of the infrastructure for providing Internet access and carrying Internet traffic, including the proper maintenance of root zone servers and domain name zone servers. Failure to develop a reliable network system or timely development and acceptance of complementary products, such as high-speed access systems, could materially harm our business. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased government regulation. If the Internet does not remain a viable conduit for data and transactional traffic or the manner in which it now operates changes significantly, then our business and results of operations may be adversely affected.


     A fundamental requirement for online communications is the secure transmission of confidential information over public networks. If third parties succeed in penetrating our network security or otherwise misappropriate credit card or banking information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card or banking information, impersonation or other similar fraud claims, as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in litigation and adverse publicity, which could have a material adverse effect on our reputation, business, and results of operations.

     We may have difficulty integrating our pending acquisitions. In the past our business had developed through internal growth. Consequently, we have no corporate experience with acquiring and integrating the assets and operations of other businesses. It is likely the process of integration will require resources, management time, additional employees, and modification of management practices and controls. If Buyers United is not able to successfully complete the integration of the acquired assets, such failure could have a material adverse effect on its business and operating results.

     Our growth and results of operations are difficult to predict. Buyers United has experienced significant growth, primarily through internal growth and the purchase of customer accounts. The pending acquisitions of I-Link and Touch America assets and customers will, if completed, substantially increase our operations. We have no other acquisitions under consideration and cannot predict if or when another acquisition opportunity may present itself. Consequently, it is not possible to predict with any certainty the growth of our business over the next year, whether internally or through acquisitions. Our ability to continue our growth and profitability will depend on a number of factors, including our ability to successfully integrate the assets of our pending acquisitions, our ability to maintain and expand our independent agent network, the availability of capital to fund purchases of customers or acquisitions, existing and emerging competition, and our ability to maintain sufficient profit margins despite pricing pressures. Furthermore, the growth and development of our business may be hampered if we are unable to adapt and expand our systems, procedures, and controls to support and manage our growth.

     Our development of enhanced Internet services could subject us to claims of patent infringement that would adversely affect our results of operations. As a result of our management of the RTIP Network acquired from I-Link, we intend to offer enhanced services enabled by the Internet protocol of the network, such as fax to email. This and other enhanced services offered by other parties have been the subject of claims by certain patent holders that providing the enhanced services violates existing patent rights covering the manner and method by which the services are performed. We have not received any notice or claim from any party that any service we offer or intend to offer violates any such rights. Should we receive such a notice, we expect that the patent holder would seek a licensing arrangement in which we would be required to pay a license fee to continue to offer the service, and may seek license payment for past sales of the service using the alleged patented technology. Payment of any such license fees would have an adverse impact on the net revenue generated from sales of the enhanced services.

     Concentration of ownership will adversely affect your ability to have any impact on the policies and management of Buyers United. A small group of our stockholders, including our directors, own beneficially more than a majority of our outstanding common stock. As a result of such ownership, these persons will effectively have the ability to control Buyers United, direct its business and affairs, and delay or prevent a change in control.




                      ITEM 2.  DESCRIPTION OF PROPERTIES

     Buyers United leases executive office space in Bluffdale, Utah, a suburb of Salt Lake City. The offices consist of approximately 30,000 square feet. The current monthly lease rate is $31,519. The lease for office space expires in January 2007, but we have an option to renew the lease for an additional three to five years.

     In connection with the recent agreement to acquire the RTIP Network, Buyers United agreed to sublease certain space occupied by the sellers, but subsequently negotiated a new lease arrangement for the space. Through November 2004, Buyers United is leasing 14,339 square feet of space at 13751
S. Wadsworth Park Drive, Draper, Utah, at a monthly cost of $16,728. In consideration for entering into this agreement, the sellers agreed to subsidize a total of $36,232 in lease payments, which represents the difference between the amount of the original sublease obligation of Buyers United and the monthly cost of the space under the new lease arrangement. In the event the asset purchase transaction does not close, Buyers United has the right to terminate the lease arrangement without further liability to the sellers or the landlord.

     Buyers United believes that the office space included in both facilities is adequate for its anticipated needs for at least the next 15 months.



                          ITEM 3.  LEGAL PROCEEDINGS

     On June 14, 2001, a lawsuit was filed against Buyers United by Profitec, Inc., in New Haven, Connecticut. Profitec asserted that it agreed to perform certain billing services in 1999 for our telecommunication customers and that we agreed to pay Profitec for such services. Profitec further claimed that we breached the contract by terminating the contract and failing to pay fees allocable under a "liquidated damage" provision for early termination. Profitec claimed damages in excess of $140,000, based upon the contract's liquidated damage provisions. We filed a general denial answer and asserted affirmative defenses, including breach of contract, failure of consideration, and other issues. We also filed a counter claim seeking damages for Profitec's breach of the contract. In November 2001, Profitec answered and denied the counter-claim. We reached an out-of-court settlement on October 17, 2002 in which we agreed to pay $17,500.

     In June 2001, Buyers United entered into a joint sales agreement with Infotopia, Inc., a direct response marketer. In connection with the agreement, Infotopia loaned $500,000 to Buyers United. Subsequent to entering into the sales agreement, the two companies decided not to pursue further any joint activity. In December 2001, Buyers United negotiated a settlement of the $500,000 loan in which Buyers United paid $120,000 and issued 35,000 shares of common stock in exchange for canceling the outstanding obligation plus $25,921 in accrued interest. The stock had a fair market value of $22,401. Accordingly, based on these amounts, we recorded an extraordinary gain on the early extinguishments of the debt in the amount of $383,520. However, unbeknownst to us, during 2001 Infotopia allegedly entered into a General Security Agreement with Sea Spray Holdings, Ltd., which purportedly included the loan obligation. By letter dated November 22, 2002, Sea Spray asserted that it had a perfected security interest in the obligation and demanded payment as successor-in-interest to Infotopia. We responded that Sea Spray did not have a perfected security interest since it did not take possession of the note evidencing the obligation, and that the obligation was fully discharged under applicable provisions of the Uniform Commercial Code. On February 21, 2003 Buyers United filed with the American Arbitration Association a Demand for Arbitration and Statement of Claim in order to resolve the dispute. On March 11, 2003 Sea Spray filed an action against us in the Supreme Court for the State of New York, County of New York, case number 104468/03, seeking to enforce its security interest in the Infotopia note obligation through collection of the Note, and obtained an order to show cause why the arbitration proceeding we instigated should not be stayed in favor of resolving the dispute in the state court proceeding. Before the stay issue was heard by the state court, we removed the entire action to the Federal District Court, Southern District of New York, and we intend to file a motion to dismiss the action in favor of proceeding with arbitration in Utah. We intend to defend this claim vigorously, but cannot predict at this time how the dispute will eventually resolve.

     On March 20, 2002, a shareholder filed a civil lawsuit in Salt Lake County alleging that in mid-2000 Buyers United had offered to sell him 150,000 shares in the corporation for $300,000, and that we represented we had received certain funds for promotion. The shareholder alleged that no such funds were available, that consequently the value of his shares were reduced, and that he was seeking rescission of the stock purchase. We filed an answer to the complaint denying the allegations and raising various affirmative defenses. The shareholder was then to initiate dates for discovery and other procedures, but so far has failed to do so and has not otherwise made certain mandatory disclosures under Utah law. Buyers United categorically denies the shareholder's allegations, denies making misrepresentations of any kind, and asserts the shareholder's claims are baseless. Furthermore, we believe that regardless of any such alleged claims, the shareholder has suffered no actual damages, and we intend to vigorously defend the case in the event the shareholder resumes the discovery process.

     Buyers United is the subject of certain other legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of Buyers United.




         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted the a vote of security holders during the quarter ended December 31, 2002.





                                    PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
                    RECENT SALES OF UNREGISTERED SECURITIES

     The common stock of Buyers United trades in the over-the-counter market. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended:    High Bid ($)          Low Bid ($)
-----------------------    -----------           ----------
March 31, 2001                 1.94                 0.94
June 30, 2001                  1.75                 0.72
September 30, 2001             1.16                 0.61
December 31, 2001              1.01                 0.52


Calendar Quarter Ended:    High Bid ($)          Low Bid ($)
-----------------------    -----------           ----------
March 31, 2002                 1.30                 0.61
June 30, 2002                  2.00                 1.10
September 30, 2002             1.93                 1.30
December 31, 2002              2.00                 1.25

     Since its inception, no dividends have been paid on the common stock. Buyers United intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. As of March 28, 2003, there were outstanding 1,865,000 shares of Series A Convertible Preferred Stock and 537,800 shares of Series B Convertible Preferred Stock. Under the terms of this preferred stock, Buyers United cannot make any distributions on its common stock without the approval of a majority of the preferred stockholders.

At March 28, 2003, there were approximately 4,500 holders of record of the common stock.

     In December 2002, Buyers United issued an unsecured promissory note for $250,000 to an investor for the purpose of continuing to fund referral fees paid to an unrelated Internet marketing company. The note bears interest at 12%, payable monthly. Principal is also payable monthly based on 20% of billings collected during each monthly billing period from new customers obtained through the Internet marketing company. vFinance Investments, Inc. acted as agent for us in the placement of the note and was paid commissions of five percent of the loan proceeds, plus 7,500 warrants to purchase one share of common stock. The warrants had a fair market value of $4,599.

     In December of 2002 BuyersUnited raised an additional $3,187,500 through the issuance of unsecured promissory notes that was used in purchasing customers from Touch America. The Notes are unsecured and bear interest at 10%, payable monthly. Principal is also payable monthly, based on 10% of billings collected during each monthly billing period from the acquired Touch America customers. vFinance Investments, Inc. acted as agent for us in the placement of the notes and was paid commissions of five percent of the loan proceeds.

     All of the aforementioned promissory notes were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or Rule 506 of Regulation D promulgated there under. Based on information provided by the investors, we believe each investor was an accredited investor within the meaning of Rule 501 of Regulation D.



     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     Buyers United is a domestic telecommunications company that offers and sells a wide range of long distance and related communication service options to business and residential customers. In the past we functioned as an aggregator and reseller of telecommunications services provided by others, and intend to pursue and develop this type of business. However, in December 2002 Buyers United entered into agreements to purchase and manage assets of I-Link, Inc., and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a real-time Internet protocol communications network (RTIP Network). This transaction will enable us to develop and offer enhanced services, such as fax to email, and transmit data and other communication services for a portion of the journey over the RTIP Network rather than entirely through third party providers.

     We generate internal growth by pursuing multiple marketing avenues, including using independent agents, implementing promotional and rebate programs to attract customers, marketing through the Internet, and obtaining customers from unrelated marketing companies. In December 2002 we agreed to purchase approximately 70,000 of the switched voice telecommunication customers of Touch America, which will result in a significant increase in our customer base in 2003. We believe recent financial difficulties and uncertainty in the telecommunications industry that arose in 2002 may result in opportunities to acquire customers from unrelated companies, and we intend to remain open to these opportunities. However, at the present we are not evaluating any new acquisitions.

RESULTS OF OPERATIONS - Year Ended December 31, 2002

     Revenues increased 110% during 2002 to $30.2 million as compared to $14.3 million during 2001. The increase was due to a substantial increase in our customer base that was a direct result of obtaining more customers through independent agents and referral arrangements with unrelated Internet marketing companies.

     During 2002, Buyers United realized the benefit of its efforts in negotiating with its vendors during 2001 to lower the cost of long distance service provided to customers. By offering to increase business volume to certain levels, vendors agreed in exchange to offer lower rates. Accordingly, Buyers United continued concentrating volume and new customer sign-ups with two of its largest long-distance wholesale carriers. At the beginning of 2001, Buyers United's business was primarily placed with these two carriers, but continued to offer service to customers through five different wholesale
vendors.   In response to the lower costs thus realized during 2002, we continued to offer services to new customers, particularly those in the agent-sponsored channels, at lower, more competitive prices. As a result, costs of revenues for the year ended December 31, 2002 were $16.3 million, or 54% of revenue, as compared to costs of $9.3 million, or 65% of revenue, for the year ended December 31, 2001. The resultant gross profit margin for 2002 was higher at 46%, as compared to the margin of 35% experienced during 2001. Buyers United expects that gross margins will increase during 2003, as it markets to all its customers the high-margin, enhanced services it plans to provide using the RTIP Network technology.

     General and administrative expenses for 2002 increased 20% to $7.4
million as compared to $6.1 million for the previous year.   Approximately
two-thirds of the increase stemmed from higher bad debt estimated write-offs incidental to the increased level of revenue. The remaining increase resulted primarily from higher customer service and support expenses, along with higher billing costs, all incidental to the increase in revenue. Offsetting these higher amounts were decreased levels of maintenance and depreciation expenses stemming from terminating high-cost equipment leases and writing off obsolete web-site development costs during 2001. As a result of the combination of the above factors, total general and administrative expenses during 2002 were 24% of revenue, as compared to 43% of revenue for the prior year. Except for certain RTIP Network integration costs, Buyers United anticipates lower levels of general administrative expenses, as a percentage of revenue, throughout 2003.

     Selling and promotion expenses for the year ended December 31, 2002 were $4.6 million, an increase of 40% over the prior year's expenses of $3.3 million. Virtually all of the increase was directly related to the increase in revenue during the 2002 year. Included in the increase were higher expenses for sales commissions, sales support staff, and the amortization of deferred customer referral fees. Selling and promotion costs as a percentage of revenue were 15% during 2002, as compared to 23% during the year ended December 31, 2001. We believe selling and promotion expenses during 2003 will continue to decrease as a percentage of revenue.

     During 2001, Buyers United reviewed its investment in leased computer equipment and software, the related ongoing maintenance expenses, and the costs primarily incurred in 2000 in connection with the creation of various web sites designed to work with Oracle-based applications. We determined that we could achieve our growth objectives and serve existing and potential customers using a more economical equipment and software solution. Accordingly, Buyers United negotiated with the equipment lessor to return the equipment and cancel the lease. We also replaced our web site software with newly developed programs designed to operate on an SQL-based operating system and determined that the costs previously capitalized and associated with the returned equipment and software no longer had a realizable value. The total cost of removing the unamortized book value of the lease obligation, equipment, software, and capitalized web site development costs totaled $980,086 and was included in operating expenses for the year ended December 31, 2001.

     Interest income for 2002 was $17,980 as compared to $15,571 in 2001. The difference is attributable to the higher amount of funds on hand during 2002. Interest expense for 2002 was $1.5 million as compared to $997,882 for 2001, an increase of 55%. The increase is attributable to the significant amount of additional debt financing Buyers United had outstanding during 2002, which it raised to fund operations and take advantage of its online marketing opportunity with an unrelated Internet marketing company.

     In December 2001, Buyers United recognized an extraordinary gain on the early extinguishment of debt of $383,520. Earlier in the year, one of our noteholders sold the obligation to an investment relations firm. Subsequently, we negotiated a settlement with the investment relations firm. We paid $120,000 and issued 35,000 shares of common stock in exchange for canceling the outstanding obligation plus $25,921 in accrued interest. The stock had a fair market value of $22,401. The difference between the balance due, the cash paid and the fair market value of the stock issued was recognized as a gain on early extinguishment of debt during 2001.

     As a result of the above factors, Buyers United earned net income before preferred stock dividends of $330,183 for the year ended December 31, 2002, as opposed to the net loss experienced during the prior year of $6.1 million. During 2002, preferred stock dividends amounted to $749,725 of 8% cumulative dividends on outstanding Series A and B preferred stock. This compares to total preferred stock dividends during 2001 of $759,455, consisting of $738,957 of 8% cumulative dividends on outstanding Series A and B preferred stock, and $20,498 of preferred stock dividends related to the beneficial conversion feature associated with the issuance of the last 110,000 Series B Preferred shares in early 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Buyers United's current ratio at the end of 2002 increased slightly to 0.51:1 from 0.48:1 at the end of 2001. The reasons for the increase mainly resulted from the combination of net increases in current asset amounts and higher current liability amounts, all related primarily to higher revenues and increased debt financing. Restricted cash decreased over the 2001 level due to the timing of weekly draws on restricted accounts by the finance company that provides our line of credit. The line of credit agreement requires control over certain bank accounts to which customer payments are remitted as part of the repayment terms. While this cash eventually repays the debt obligation with the balance transferring to us, due to the controlled nature of the account it is reflected on the balance sheet as being "restricted." Accounts receivable increased 149% due to higher revenue levels. Debt levels deemed current (other than the line of credit) rose 508%, due to the significant increase in debt financing (discussed more fully below) raised during the year. Accounts payable rose 47% since a year earlier, due to higher revenue and related operating payable increases. Accrued liabilities increased 47% due mainly to increases in accrued interest and payroll costs at year-end, relating to the increases in debt financing and higher employee levels. Accrued rebates and commissions rose 52% at the end of 2002 as compared to the previous year due to the increase in revenues.

     On May 25, 2002 Buyers United renewed for another year its account receivable financing agreement with RFC Capital Corporation, and paid a $50,000 commitment fee at that time. The facility allows Buyers United to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. Interest during 2002 was at prime plus 6%. At December 31, 2002, Buyers United had financed the maximum amount available based on eligible accounts receivable at that time, which amounted to $1,276,252. The facility requires us to maintain a restricted cash account for the collection of the receivables. As of December 31, 2002 we had $584,002 of restricted cash. On January 21, 2003, Buyers United and RFC Capital amended the facility to increase the available borrowing limit to $5 million, and decrease the interest rate to prime plus 3%. The amendment also extended the facility to January 21, 2006.

     As of December 31, 2002, Buyers United had several unsecured promissory notes payable to its officers and members of the Board of Directors totaling $2,957,498. All bear interest at a rate of 12%, with interest on _ of the notes accruing monthly until July 2003, when such accrued interest is due. Interest on the remaining notes is payable monthly. All the notes mature in 2004, except for notes aggregating $79,998 which are due in July 2003. By the end of February 2003, another $500,000 in notes were issued ($400,000 to Directors) with interest payable monthly at 12%, and all maturing by the end of 2004.

     Starting in October 2001 through December 2002, Buyers United raised a total of $5,065,000 via promissory notes for working capital and to fund payment of up-front referral fees for new customers obtained via an unrelated Internet marketing company. All the notes carry essentially the same terms. They are unsecured and bear interest at 10% to 12%, payable monthly.
Principal is also payable monthly, based on 20% to 40% of billings collected during each monthly billing period from a specific group of existing customers or from any new customers referred to us via the Internet marketing company. No principal repayments were made during 2001, but $1,829,835 in principal was repaid during 2002. Included in that amount was $600,000 of the earliest notes that were completely repaid. Inasmuch as principal payments could vary over time, we believe the principal will be repaid over a period of approximately one year from the time the notes were issued. Accordingly, the entire $3,235,165 amount (less applicable discounts relating to issuance costs) outstanding at December 31, 2002 is classified as current on the accompanying balance sheet. Up through the end of March 2003, we had repaid additional principal in the amount of $805,534.

     In December of 2002 Buyers United issued $3,187,500 in promissory notes for cash used in purchasing customers from Touch America. The notes are unsecured and bear interest at 10%, payable monthly. Principal is also payable monthly, based on 12.24% of billings collected during each monthly billing period from the acquired Touch America customers. We believe that these notes will most likely be repaid over a period of approximately eighteen months. Accordingly, one-third of the amount outstanding is classified as long-term debt.

     As of December 31, 2002, Buyers United had a $1,050,000 note payable to an individual bearing interest at 18%, payable monthly. The note was paid and settled in February 2003 in exchange for $250,000 in cash, 50,000 shares of Buyers United common stock valued at $92,500, and a new $800,000 promissory note. The new note is unsecured and bears interest at 10%, payable monthly. Principal is paid in an amount equal to 20% of a specific group of customer billings collected during the preceding calendar month.

     During the years ended December 31, 2002 and 2001, Buyers United's net loss applicable to common stockholders was $419,542 and $6,827,484, respectively. As of December 31, 2002, we had a working capital deficit of $7,276,814 and an accumulated deficit of $26,050,671. During the years ended December 31, 2002 and 2001, our operations used $1,678,158 and $4,145,290 of cash, respectively. Although management believes Buyers United's financial condition is steadily improving, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

     During 2001 we began several cost-reduction initiatives, which continued into 2002. The net result of these efforts resulted in operating expenses (unrelated to costs of revenue and termination of lease and web-site costs) decreasing as a percentage of revenue from 66% during 2001 to 40% during 2002. In addition, our revenues increased 110% during 2002 as compared to 2001.

     On December 6, 2002, Buyers United entered into agreements to purchase and manage the RTIP Network. In connection with the transaction, Buyers United agreed to sublease certain space occupied by the sellers, but subsequently negotiated a new lease arrangement for the space. Buyers United is leasing an additional 14,339 square feet of space through November 2004, at a monthly cost of $16,728. In consideration for entering into this agreement, the sellers agreed to subsidize a total of $36,232 in lease payments. In the event the asset purchase transaction does not close, Buyers United has the right to terminate the lease arrangement without further liability to the Sellers or the landlord.

     On December 20, 2002, Buyers United entered into an agreement with Touch America to purchase approximately 70,000 of its switched voice telecommunication customers. Buyers United made an initial payment of $3,000,000 to Touch America. The original purchase price was $6,750,000, but the parties are now attempting to negotiate a reduction in the purchase price due to errors and other discrepancies the parties subsequently discovered in the list of accounts sold to Buyers United. The balance of the final purchase price will be paid in monthly increments based on a percentage of revenue generated by the acquired customer accounts. The conditions for closing the purchase were satisfied in March 2003.

     As a result of these two transactions, Buyers United anticipates revenue during 2003 to increase significantly. At the same time, we are currently engaged in streamlining RTIP Network operations, integrating Touch America customers into our billing and customer service business model, and working with our wholesale providers to achieve lower costs of revenue. Accordingly, we believe we will achieve increased profitability during the year ending December 31, 2003.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Buyers United. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that Buyers United expects or anticipates will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect Buyers United's operations and financial condition. These factors include the availability of capital, competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to members, legal and regulatory initiatives affecting long distance service, and conditions in the capital markets. Forward-looking statements made by Buyers United are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.



                         ITEM 7.  FINANCIAL STATEMENTS

      The financial statements of Buyers United appear at the end of this report beginning with the Index to Financial Statements on page F-1.



           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     None.






                                   PART III

     The information required by each of the Items listed below is incorporated herein by reference to the definitive proxy statement of Buyers United for the 2003 annual meeting of stockholders:

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





                                   ITEM 13.
                       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

      Copies of the following documents are included as exhibits to this Form 10-KSB pursuant to Item 601 of Regulation S-B.

Exhibit                     Title of Document                         Location
                                                                         *

  3.1   Certificate of Incorporation                                   Form 10-
                                                                          SB

  3.2   Certificate of Designation of Preferred Stock                  Form 10-
                                                                          SB

  3.3   By-Laws                                                        Form 10-
                                                                          SB

  3.4   Series B Preferred Stock Designation                             2000
                                                                        Fm10KSB

  4.1   Form of Registration Rights Agreement                            2000
                                                                        Fm10KSB

 10.2   Form of Sales Agent Agreement                                    2000
                                                                        Fm10KSB

 10.3   Form of Warrant issued to lenders                                2000
                                                                        Fm10KSB

 10.4   Form of Warrant issued as part of units with Series B            2000
          Preferred Stock                                               Fm10KSB

 10.5   Form of option for employees and directors                       2001
                                                                        Fm10KSB

 10.6   RFC Agreement                                                    2001
                                                                        Fm10KSB

 10.7   Agreement with LowerMyBills.com                                  2001
                                                                        Fm10KSB

 10.9   Long-Term Stock Incentive Plan                                 Form 10-
                                                                          SB

 10.10 Asset Purchase Agreement dated December 6, 2002, with I-Link Communications, Inc. and I-Link Incorporated, without exhibits

 10.11  Management Agreement dated December 6, 2002, with I-Link
          Communications, Inc.

 10.12  Assignment Amendment and Release Agreement dated
          December 6, 2002, with 13751 S. Wadsworth Park Dr., LLC, I-Link Incorporated, and I-Link Systems, Inc.

 10.13 Asset Purchase Agreement dated December 20, 2002 with Touch America, Inc., without exhibits

 10.14  Management Agreement dated December 20, 2002 with Touch
          America, Inc.

 10.15 Form of note agreement issued April to August 2002 to noteholders

 10.16  Form of warrant agreement issued to certain noteholders

 10.17 Form of note agreement issued on December 20, 2002 to the noteholders who provided financing for the Touch America deposit

 10.18  Promissory Note dated February 28, 2003 issued to George
          Brimhall



 21.1   List of Subsidiaries                                             1999
                                                                        Fm10KSB
 99.01  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Exhibits identified as in the "Form 10-SB" are incorporated herein by this reference to the Registration Statement on Form 10-SB filed by Buyers United with the Securities and Exchange Commission on August 3, 1999. Exhibits identified as in "1999 Fm 10KSB" are incorporated herein by this reference to the annual report on Form 10-KSB for the year ended December 31, 1999, filed April 14, 2000. Exhibits identified as in "2000 Fm 10KSB" are incorporated herein by this reference to the annual report on Form 10-KSB for the year ended December 31, 2000, filed April 10, 2001. Exhibits identified as in "2001 Fm 10KSB" are incorporated herein by this reference to the annual report on Form 10-KSB for the year ended December 31, 2001, filed April 16, 2002.

FORM 8-K FILINGS

     On December 23, 2003 Buyers United filed with the Securities and Exchange Commission a report on Form 8-K reporting under "Item 5. Other Events" that it entered into an asset purchase agreement with I-Link Incorporated and I-Link Communications, Inc., on December 6, 2002, and entered into a separate asset purchase agreement with Touch America, Inc., on December 20, 2002.



                        ITEM 14.CONTROLS AND PROCEDURES

     With the participation of management, Buyers United's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on March 26, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Buyers United's filing of its annual report on Form 10-KSB for the year ended December 31, 2002.

     Subsequent to March 26, 2003, through the date of this filing of Form 10-KSB for the year ended December 31, 2002, there have been no significant changes in Buyers United's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.











                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BUYERS UNITED, INC.

Date:  April 14, 2003         By: /s/ Theodore Stern, Chief Executive Officer



Date:  April 14, 2003         By: /s/ Paul Jarman, Chief Financial Officer





      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 14, 2003            /s/ Theodore Stern, Director


Date:  April 14, 2003            /s/ Steve Barnett, Director


Date:  April 14, 2003            /s/ Gary Smith, Director


Date:  April 14, 2003            /s/ Edward Dallin Bagley, Director





                              CERTIFICATE
        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT



I, Theodore Stern, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Buyers United, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 14, 2003       By:  /s/ Theodore Stern, Chief Executive Officer




                             CERTIFICATE
        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Paul Jarman, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Buyers United, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 14, 2003           By: /s/ Paul Jarman, Chief Financial Officer










                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Buyers United, Inc. and Subsidiary
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Buyers United, Inc. and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buyers United, Inc. and Subsidiary as of December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


                                                 Crowe Chizek and Company LLC

Oak Brook, Illinois
March 14, 2003













                      BUYERS UNITED, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                               December 31, 2002


                             ASSETS
Current assets:
  Cash                                                            $     994,360
  Restricted cash                                                       584,002
  Accounts receivable, net of allowance for doubtful accounts
   of $1,425,000                                                      5,650,214
  Other current assets                                                  214,869
                                                                     ----------
       Total current assets                                           7,443,445

Property and equipment, net                                             540,578
Deposit to purchase Touch America customers                           3,000,000
Deferred advertising costs, net                                       1,776,124
Other assets                                                            384,801
                                                                     ----------
       Total assets                                               $  13,144,948
                                                                     ==========


             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Line of credit                                                  $   1,276,252
  Notes payable                                                       6,099,580
  Accounts payable                                                    5,700,753
  Accrued liabilities                                                   772,347
  Accrued dividends payable on preferred stock                          377,688
  Accrued commissions and rebates                                       493,639
                                                                     ----------
       Total current liabilities                                     14,720,259

Notes payable                                                         3,887,803
                                                                     ----------
       Total liabilities                                             18,608,062
                                                                     ----------

Stockholders' deficit:
  Preferred stock, $0.0001 par value; 15,000,000 shares
   authorized;
    Series A 8% cumulative convertible preferred stock;
     1,865,000 shares issued and outstanding (liquidation value
     of $3,730,000)                                                         187
    Series B 8% cumulative convertible preferred stock; 553,800 shares issued and outstanding (liquidation value of
     $5,538,000)                                                             55
  Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 5,985,262 shares issued and outstanding                      599
  Additional paid-in capital                                         16,019,376
  Warrants and options outstanding                                    4,592,514
  Deferred consulting fees                                              (25,174)
  Accumulated deficit                                               (26,050,671)
                                                                     ----------
        Total stockholders' deficit                                  (5,463,114)
                                                                     ----------
        Total liabilities and stockholders' deficit               $  13,144,948
                                                                     ==========









                      BUYERS UNITED, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended December 31, 2002 and 2001

                                                        2002          2001
                                                     ----------    ----------


Revenues:
  Telecommunications services                    $  30,110,528   $ 14,256,990
  Other                                                 52,922         84,987
                                                    ----------     ----------
       Total revenues                               30,163,450     14,341,977
                                                    ----------     ----------

Operating expenses:
  Costs of revenues                                 16,295,201      9,348,215
  General and administrative                         7,365,569      6,163,505
  Selling and promotion                              4,646,029      3,319,409
  Termination of lease and write-off of web-
   site development costs                                 -           980,086
                                                    ----------     ----------
       Total operating expenses                     28,306,799     19,811,215
                                                    ----------     ----------
       Income (loss) from operations                 1,856,651     (5,469,238)
                                                    ----------     ----------
Other income (expense):
  Interest income                                       17,980         15,571
  Interest expense                                  (1,544,448)      (997,882)
                                                    ----------     ----------
       Total other expense, net                     (1,526,468)      (982,311)
                                                    ----------     ----------
       Income (loss) before extraordinary item         330,183     (6,451,549)

Extraordinary gain on early extinguishment of
debt                                                      -           383,520
                                                    ----------     ----------
       Net income (loss)                         $     330,183   $ (6,068,029)
                                                    ----------     ----------
Preferred stock dividends:
  8% dividends on Series A and B preferred
   stock                                              (749,725)      (738,957)
  Beneficial conversion feature related to
   Series B preferred stock                               -           (20,498)
                                                    ----------     ----------
       Total preferred stock dividends                (749,725)      (759,455)
                                                    ----------     ----------
       Net loss applicable to common
        stockholders                             $    (419,542)  $ (6,827,484)
                                                    ==========     ==========





Basic and diluted net loss per common share:
  Net loss applicable to common stockholders
   before extraordinary item                     $       (0.07)  $      (1.57)
  Extraordinary gain on early extinguishments
   of debt                                                 -             0.08
                                                    ----------     ----------
       Net loss applicable to common
        stockholders                             $       (0.07)  $      (1.49)
                                                    ==========     ==========





Weighted average common shares outstanding:
   Basic and diluted                                 5,740,811      4,583,698
                                                    ==========     ==========











                      BUYERS UNITED, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    Years ended December 31, 2002 and 2001

                                                                Additional    Warrants/   Deferred
                               Preferred Stock   Common Stock     Paid-in      Options   Consulting   Accumulated
                             Shares    Amount  Shares    Amount   Capital    Outstanding    Fees        Deficit        Total
                            ---------  ------ ---------  ------- ----------  -----------  ---------   -----------   ----------
Balance at December 31,
 2000                       2,328,800  $ 233  3,988,940  $  399 $13,005,703  $4,073,144  $ (98,145)  $(18,803,645) $(1,822,311)

  Issuance of common shares
   for services                  -        -     148,805      15     104,572        -          -              -         104,587
  Issuance of common shares
   with consulting
   agreement                     -        -     100,000      10     124,990        -      (125,000)          -            -
  Issuance of common shares
   in connection with debt
   extinguishments               -        -      35,000       4      22,397        -          -              -          22,401
  Conversion of preferred
   shares to common            (5,000)    -       5,000      -         -           -          -              -            -
  Issuance of common shares
   in connection with notes
   payable                       -              430,000      43     360,130        -          -              -         360,173
  Issuance of warrants for
   services and with
   consulting agreements         -        -        -         -         -           -        54,515           -          54,515
  Amortization of deferred
   consulting fees               -        -        -         -         -           -        45,774           -          45,774
  Issuance of warrants with
   notes payable                 -        -        -         -         -         32,239       -              -          32,239
  Issuance of common stock
   for debt guarantee            -        -     100,000      10     144,990        -          -              -         145,000
  Imputed interest on notes
   payable                       -        -        -         -       25,500        -          -              -          25,500
  Issuance of Series B
   preferred stock and
   warrants, net of
   offering costs             110,000     11       -         -      797,588     302,401       -              -       1,100,000
  Beneficial conversion
   dividend on Series B
   preferred stock               -        -        -         -       20,498        -          -           (20,498)        -
  Cancellation of options
   issued for services           -        -        -         -         -        (78,965)    78,965           -            -
  Preferred stock dividends      -        -        -         -         -           -          -          (738,957)     738,957)
  Issuance of common shares
   as payment of preferred
   stock dividends               -        -     504,884      50     584,487        -          -              -         584,537
  Net loss                       -        -        -         -         -           -          -        (6,068,029)  (6,068,029)
                            ---------  ------ ---------  ------- ----------  -----------  ---------   -----------   ----------
Balance at December 31,
 2001                       2,433,800  $ 244  5,312,629  $  531 $15,190,855  $4,383,334  $ (98,406)  $(25,631,129) $(6,154,571)

  Conversion of preferred
   shares to common           (15,000)    (2)    55,000       6          (4)       -          -              -            -

  Issuance of common shares
   in connection with notes
   payable                        -       -      17,998       2      18,796        -          -              -          18,798
  Issuance of warrants for
   services and with
   consulting agreements          -       -        -         -         -        102,118       -              -         102,118
  Amortization of deferred
   consulting fees                -       -        -         -         -           -        73,232           -          73,232
  Issuance of warrants with
   notes payable                  -       -        -         -         -        232,259       -              -         232,259
  Issuance of common stock
   for debt guarantee             -       -      25,000       3      30,747        -          -              -          30,750
  Imputed interest on notes
   Payable                        -       -        -         -       28,686        -          -              -          28,686
  Cancellation of warrants
   issued for services            -       -        -         -         -       (125,197)      -              -        (125,197)
  Preferred stock dividends       -       -        -         -         -           -          -          (749,725)    (749,725)
  Issuance of common shares
   as payment of preferred
   stock dividends                -       -     574,635      57     750,296        -          -              -         750,353
  Net income                      -       -        -         -         -           -          -           330,183      330,183
                            ---------  ------ ---------  ------- ----------  -----------  ---------   -----------   ----------
Balance at December 31,
 2002                       2,418,800  $ 242  5,985,262  $  599 $16,019,376  $4,592,514  $ (25,174)  $(26,050,671) $(5,463,114)
                            =========  ====== =========  ======= ==========  ===========  =========   ===========   ==========











                      BUYERS UNITED, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended December 31, 2002 and 2001


                                                          2002          2001
                                                      ----------    ----------


Cash flows from operating activities:
  Net income (loss)                                  $   330,183   $(6,068,029)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Extraordinary gain on early extinguishment of
     debt                                                   -         (383,520)
    Depreciation and amortization                      1,191,196       766,869
    Interest expense resulting from issuing stock
     and warrants with notes                              28,686       255,623
    Amortization of discount on notes payable            237,444         6,140
    Amortization of note financing costs                 174,977       169,154
    Amortization of deferred consulting fees              73,232        45,774
    Services rendered in exchange for shares of
     common stock                                           -          104,587
    Expense related to the grant of options to
     purchase common shares                              (23,079)       54,515
    Termination of lease and write-off of web-
     site development costs                                 -          980,086
    Changes in operating assets and liabilities:
      Accounts receivable                             (3,378,341)     (724,591)
      Other assets                                    (2,379,009)     (112,176)
      Checks in excess of available cash balances       (186,866)      186,866
      Accounts payable                                 1,821,236       430,271
      Accrued commissions and rebates                    168,861       249,244
      Accrued liabilities                                263,322      (106,103)
                                                      ----------    ----------
        Net cash used in operating activites          (1,678,158)   (4,145,290)
                                                      ----------    ----------


Cash flows from investing activities:
  Increase in other assets                              (194,915)      (63,535)
  Purchases of property and equipment                   (317,399)     (213,145)
  Deposits to purchase Touch America customers        (3,000,000)         -
                                                      ----------    ----------
        Net cash used in investing activities         (3,512,314)     (276,680)
                                                      ----------    ----------


Cash flows from financing activities:
  Change in restricted cash                              106,310      (462,542)
  Net borrowings under line of credit                    702,080       574,172
  Borrowings under notes payable, net of debt
   issuance costs                                      7,818,850     3,833,750
  Principal payments on notes payable                 (2,297,351)     (120,000)
  Principal payments on capital lease obligations       (202,157)     (500,358)
  Issuance of preferred/common shares for cash,
   net of offering costs                                    -        1,097,223
                                                      ----------    ----------
        Net cash provided by financing activities      6,127,732     4,422,245
                                                      ----------    ----------
Net increase in cash                                     937,260           275
Cash at the beginning of the period                       57,100        56,825
                                                      ----------    ----------

Cash at the end of the period                        $   994,360   $    57,100
                                                      ==========    ==========




Supplemental cash flow information:
  Cash paid for interest                             $   890,490   $   459,442


Supplemental schedule of noncash investing
 and financing activities:
  Issuance of common shares in payment of
   preferred stock dividend                          $   750,353    $  584,537
  Issuance of common shares in payment of
   deferred services                                        -          125,000
  Issuance of common shares in payment of
   deferred financing costs                               18,793       222,075
  Issuance of common shares in extinguishment of
   debt                                                     -           22,400
  Issuance of warrants with promissory notes             232,259        32,239
  Beneficial conversion dividend on Series B
   preferred shares                                         -           20,498
  Accrual of dividend payable on preferred stock         749,725       738,957
  Assets acquired under capital lease
   arrangements                                             -          109,100
  Issuance of common shares for supplier guaranty         30,750        27,475









                      BUYERS UNITED, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Buyers United, Inc. ("the Company") was incorporated on August 23, 1994 in the state of Utah and was reincorporated in the state of Delaware on April 9, 1999. The Company was formerly known as Linguistix, Inc., Buyers United International, Inc., BUI, Inc., and BuyersOnline.com, Inc. In 2001, the Company changed its name to Buyers United, Inc., the same name as its dormant, wholly owned Utah subsidiary. The Company merged the subsidiary into the parent entity during 2002. At the time of the name change, the Company's trading symbol also changed to "BYRS."

The Company is a consumer buying organization with the objective of providing high quality consumer products and services at favorable prices to its members. The Company forms strategic alliances with various consumer service providers in an effort to combine the purchasing power of its members to negotiate favorable prices from these providers. During the years ended December 31, 2002 and 2001, the Company primarily provided discounted long distance telecommunication services to its members.

On December 6, 2002, Buyers United entered into an agreement to purchase assets of I-Link, Inc., and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a real-time Internet protocol communications network (RTIP Network). The assets acquired include dedicated equipment required for operating the RTIP Network, customers of I-Link serviced through the network, and certain trademarks. In consideration for the assets and software license, Buyers United agreed to issue to I-Link 300,000 shares of Series B Convertible Preferred Stock and assume certain liabilities. Completion of the purchase is subject to obtaining government and third-party approvals, and obtaining releases of third party security interests in the assets. The parties are pursuing efforts to satisfy these closing conditions for the purchase of assets, but cannot predict when or if the conditions will be satisfied and the transaction closed. Since this transaction has not closed, the effects of this transaction have not been reflected in the accompanying financial statements.

Concurrently with the agreement for the purchase of I-Link assets, I-Link and Buyers United entered into transition and management agreements pursuant to which Buyers United was appointed to manage all of the assets to be acquired from I-Link pending the closing of the purchase. Under the agreements, Buyers United assumed responsibility for day-to-day operation of the RTIP Network previously operated by I-Link that is to be sold to Buyers United, is responsible for all customer billing and collection, has the right to use the RTIP Network to provide telecommunications service to its customers, and is entitled to receive a management fee equal to 10 percent of revenue generated from I-Link customers after the payment of all expenses of the RTIP Network and providing service to such customers. Since the revenues generated and expenses paid are not legally the Company's the net impact of these items is reflected in other liabilities and operating expenses in the accompanying financial statements.

In connection with the transaction, Buyers United agreed to sublease certain space occupied by I-Link, but subsequently negotiated a new lease arrangement for the space. Buyers United is leasing through November 2004, 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a monthly cost of $16,728. In consideration for entering into this agreement, I-Link agreed to subsidize a total of $36,232 in lease payments, which represents the difference between the amount of the original sublease obligation of Buyers United and the monthly cost of the space under the new lease arrangement. In the event the asset purchase transaction between Buyers United and I-Link does not close, Buyers United has the right to terminate the lease arrangement without further liability to I-Link or the landlord.

On December 20, 2002, Buyers United entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase approximately 70,000 of the switched voice telecommunication customers of Touch America, including the carrier identification code used to service those customers. Buyers United did not purchase any accounts receivable, equipment, or other assets of Touch America. Buyers United agreed to pay to Touch America account receivable balances that predate the sale as collected by Buyers United, subject to certain fees payable to Buyers United. Buyers United made an initial payment of $3 million dollars to Touch America. The original purchase price was $6,750,000, but the parties are now attempting to negotiate a reduction in the purchase price due to errors and other discrepancies the parties subsequently discovered in the list of accounts sold to Buyers United. The balance of the final purchase price will be paid in monthly increments based on a percentage of revenue generated by the acquired customer accounts. Since the transaction had not yet closed as of December 31, 2002, no additional amounts have been reflected in the accompanying balance sheet. The conditions for closing the purchase were satisfied in March 2003.

During the years ended December 31, 2002 and 2001, the Company's net loss applicable to common stockholders was $419,542 and $6,827,484, respectively. As of December 31, 2002, the Company had a working capital deficit of $7,276,814 and an accumulated deficit of $26,050,671. During the years ended December 31, 2002 and 2001, the Company's operations used $1,678,158 and $4,145,290 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

During 2001 the Company began several cost-reduction initiatives, which continued into 2002. The net result of these efforts resulted in operating expenses (unrelated to costs of revenue and termination of lease and web-site costs) decreasing as a percentage of revenue from 66% during 2001 to 40% during 2002. In addition, the Company's revenues increased 110% during 2002 as compared to 2001.

The Company is subject to certain risk factors frequently encountered by companies lacking adequate capital and are continuing the development of multiple business lines that may impact its ability to become a profitable enterprise. These risk factors include:

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Buyers United, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts.

Revenue Recognition: The Company's revenue recognition policy with respect to reseller agreements is to record gross revenues and receivables from customers when the Company acts as principal in the transaction; takes title to the products or services; and has risks and rewards of ownership, such as risk of loss for collection, delivery, or returns. Revenues from sales of services are recognized upon providing the services to the customers

Restricted Cash: In accordance with the Company's agreements with RFC Capital Corp. (Note 4) and with certain vendors, the Company maintains a restricted cash account for the collection of the Company's receivables. As of December 31, 2002, the Company had $584,002 of cash that was restricted.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is comprised of amounts billed and billable to customers, net of an allowance for uncollectible amounts. The gross receivable balance outstanding as of December 31, 2002 is comprised of the following:

               Billed amounts     $ 4,524,390
               Unbilled amounts     2,550,824
                                   ----------
                                  $ 7,075,214
                                   ==========


Finance charges are assessed to accounts once the amount owed is past due based on their specific terms. The amount of trade receivables billed and outstanding that are not being assessed finance charges are $2.2 million. The amount of trade receivables that are past due more than 90 days and still accruing fees are approximately $700,000.

The allowance for doubtful accounts is estimated by management and is based on specific information about customer accounts, past loss experience, and general economic conditions. During the three months ended December 31, 2002 the Company recorded a $400,000 adjustment to increase the allowance for doubtful accounts. An account is written off by management when deemed uncollectible, although collections efforts may continue.

Property and Equipment: Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements.
In March 2000, the Emerging Issues Task Force issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs." Of such costs the Company disposed of significant amounts during 2001, and capitalized approximately $127,000 during 2002.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows:

   Computer and office equipment                          2 to 3 years
   Internal-use software and web site development costs     2 years
   Furniture and fixtures                                 3 to 7 years

Advertising Costs: The Company advertises its services through traditional venues such as print media to the general public. Costs associated with these advertising efforts are expensed as incurred, and were $29,781 and $66,455 for the years ended December 31, 2002 and 2001, respectively.

In addition to the traditional advertising means noted above, the Company participates in a direct response advertising campaign with LowerMyBills.com, Inc. (LMB), a web-based comparison shopping service. Through this campaign, the Company's name and the services it provides are displayed on LMB's web site. The Company is obligated to pay LMB a referral fee when a customer signs up for services through LMB's web site. The fees associated with this advertising campaign were deferred and aggregated $2,579,307 during the year ended December 31, 2002. These fees have been amortized over the period during which the future benefits are expected to be received, which was 24 months at December 31, 2002. The fees and related accumulated amortization of $803,183 was included with other assets as of December 31, 2002.

Fair Value of Financial Instruments: The carrying amounts reported in the accompanying consolidated balance sheet for cash, receivables, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company's notes payable and preferred stock also approximate fair value based on current rates for similar debt and fixed-rate instruments.

Debt Issuance Costs: As an inducement to various investors, shareholders, and board members to lend monies to the Company, shares of common stock and warrants to purchase shares of common stock were issued to them. The fair market value of those shares at the date of issuance has been capitalized as debt issuance costs and is being amortized over the life of the loans. Amortization of these costs for the years ended December 31, 2002 and 2001 was $237,446 and $149,104, respectively, and are included in interest expense.
The remaining amortization period for these costs is less than two years as of December 31, 2002.

Stock-Based Compensation: Employee compensation expense via stock option grants is reported using the intrinsic method. No stock option-based compensation expense is included in net income (loss) as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if expense was measured using the fair value recognitions provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":

                                                  2002           2001
                                               ---------      ---------
Net loss applicable to common stockholders:
  As reported                                $  (419,542)   $(6,827,484)
  Pro forma stock-option based compensation     (748,857)      (710,762)
                                               ---------      ---------
  Pro forma net loss applicable to common
   stockholders                              $(1,168,399)   $(7,538,246)
                                               =========      =========


Basic and diluted net loss per common share:
  As reported                                   $(0.07)        $(1.49)
  Pro forma basic and diluted net loss per
   common share                                 $(0.20)        $(1.64)


The fair value of the options was estimated at the date of grant using the following weighted average assumptions:

                                                  2002           2001
                                               ---------      ---------
  Risk-free interest rate                         3.71%         2.18%
  Dividend yield                                   -             -
  Expected volatility                             104%          111%
  Weighted average expected life                4.7 years     5.6 years


The weighted average fair values of options granted during the years ended December 31, 2002 and 2001 was $1.01 and $2.51, respectively. The pro forma effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated.

Income Taxes: The Company recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.
These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Net Loss Per Common Share: Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

Outstanding options of employees and directors to purchase 3,592,721 and 2,818,585 shares of common stock as of December 31, 2002 and 2001, respectively; 4,634,000 and 4,689,000 shares of common stock issuable upon the conversion of preferred stock as of December 31, 2002 and 2001, respectively; and 5,529,282 and 5,345,732 shares of common stock issuable upon exercise of warrants to purchase common stock as of December 31, 2002 and 2001, respectively, were not included in the computation of Diluted EPS because they would be antidilutive.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements: On June 29, 2001, the Financial Accounting Standards Board (FASB) approved its proposed SFAS No. 141 ("SFAS No. 141"), "Business Combinations," and SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets."

 Under SFAS No. 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001. SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. The adoption of these statements as of January 1, 2002 did not have a material impact on the Company's results of operations, financial position, or liquidity.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company is required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. Thus, the Company will need to adopt SFAS
No. 143 as of January 1, 2003. SFAS No. 143 requires businesses to recognize a liability for an asset retirement obligation when it is incurred. This liability should be recorded at its fair value, and a corresponding increase in the carrying amount of the related long-term asset should be recorded as well. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company's results of operations, financial position, or liquidity.

On October 3, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale.
The long-lived assets that are to be disposed of by sale should be measured at the lower of book value or fair value less any selling expenses.
Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for the Company for all financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this pronouncement did not have a material effect on the Company's results of operations, financial position, or liquidity.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statements 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale/leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003 the Company will classify debt extinguishments costs within income from operations. The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of this statement on January 2, 2003 did not have a material impact on the Company's financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This amendment also changes the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effects of the method used on reported amounts. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has opted to continue accounting for stock options under the intrinsic value method prescribed in APB Opinion No. 25 for the year ended December 31, 2002.


NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2002, property and equipment consists of the following:

         Computer and office equipment               $1,325,175
         Internal-use software                          209,096
         Furniture and fixtures                         270,371
                                                      ---------
                                                      1,804,642
         Accumulated depreciation and amortization   (1,264,064)
                                                      ---------
                                                     $  540,578
                                                      =========

During 2001 the Company reviewed its investment in leased computer equipment and software, and determined that it could achieve its growth objectives and serve its customers with a different equipment and software solution. During 2001, the Company also replaced its web site software with a newly-developed program. The total cost of removing the unamortized book value of the above assets was $980,086 and is included in the consolidated statement of operations.


NOTE 4 - LINE OF CREDIT

During 2002 the Company renewed its line of credit agreement with RFC Capital Corporation ("RFC"). The facility allowed the Company to borrow up to $2.5 million based on the Company's eligible accounts receivable and unbilled receivables. On January 21, 2003, the Company amended its agreement with RFC. The new arrangement allows the Company to borrow up to $5 million based on eligible accounts receivable and unbilled receivables. The facility bears interest at prime plus 3% and expires in January 2006.

As security for the line of credit, the Company is required to maintain a lock box at a financial institution. As of December 31, 2002, there was $506,639 of restricted cash specifically associated with this agreement. At
December 31, 2002, the Company had borrowed the maximum amount available based on eligible accounts receivable at that time, which amounted to $1,276,252.


NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following:

     Unsecured notes payable to the Chairman of the
     Board, bearing interest at 12%, accrued monthly.
     All accrued interest is payable on July 5, 2003,
     thereafter monthly.  In January 2003, the notes
     were amended such that all principal and any unpaid
     interest is due and payable in July 2004.                  $2,377,500

     Unsecured notes payable to a Director bearing
     interest at 12%, payable monthly.  Principal and
     any unpaid interest due in 2004.                              500,000

     Secured note payable bearing interest at 18%,
     payable monthly.  Principal and any unpaid
     interest due February 28, 2003, at which time
     50,000 shares of common stock will also be
     payable.  The note is secured by certain assets of
     a member of the Board of Directors (see Note 12).           1,050,000

     Unsecured promissory notes bearing interest at 10%
     and 12%, payable monthly.  Principal payments due
     monthly, based on 20% to 40% of billings collected
     from specifically-designated customers referred
     from LowerMyBills.com, Inc. ("LMB").  The majority
     of these notes do not have a maturity date.  The
     Company believes that virtually all of the
     principal will be repaid in approximately one year
     or less, based on forecasted billings to these
     customers.                                                  2,940,354

     Unsecured promissory notes bearing interest at 10%,
     payable monthly.  Principal payments due monthly,
     based on 10% of billings collected from customer
     recently acquired from Touch America, Inc.  These
     notes do not have a maturity date.  The Company
     believes that principal will be repaid over a
     period of approximately 18 months from the date of
     issue, based on forecasted billings to these
     customers.                                                  3,035,000


     Other                                                          84,529
                                                                 ---------
                                                                 9,987,383
     Less current portion                                       (6,099,580)
                                                                 ---------
                                                                $3,887,803
                                                                 =========


Long-term debt maturities are as follows:

               2003                      $6,099,580
               2004                       3,887,803
                                          9,987,383
               Less current maturities    6,099,580
                                          ---------
                                         $3,887,803
                                          =========

In connection with some of the LMB-related unsecured promissory notes, two-year warrants to purchase 562,950 shares of common stock at $2.50 per share (later amended to $2.00 per share) have also been issued to the noteholders during 2002 and 2001. Warrants for an additional 94,950 shares have also been issued to the sales agents. The estimated fair value of the warrants of $264,717, based on using the Black-Scholes pricing model, was allocated to the warrants and recorded as a discount to the carrying value of the notes. The Company paid approximately $232,000 in commissions to sales agents. The Company paid approximately $152,000 in commissions to sales agents in connection with the Touch America-related unsecured promissory notes. All these commission costs are also included in the discounts to the carrying value of the notes. The discount is being amortized to interest expense over the respective notes' estimated payment terms.

In June 2001, the Company entered into a joint sales agreement with Infotopia, Inc. ("Infotopia"), a direct response marketer. In connection with the agreement, Infotopia agreed to loan the Company $500,000. Subsequent to entering into the sales agreement, the two companies decided not to pursue further any joint activity. During 2001, Infotopia sold the loan obligation to Pali Investments, Inc. ("Pali"), an unrelated investment relations firm.
In December 2001, the Company negotiated a settlement with Pali. Under the terms of the settlement, the Company paid $120,000 and issued 35,000 shares of common stock in exchange for canceling the outstanding obligation plus $25,921 in accrued interest. The stock had a fair market value of $22,401. Accordingly, based on these amounts, the Company recorded an extraordinary gain on the early extinguishments of the debt in the amount of $383,520 (see
Note 11).


NOTE 6 - LEASES

In connection with the I-Link transaction, the Company agreed to sublease certain space occupied by I-Link, but subsequently negotiated a new lease arrangement for the space. The Company is leasing 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a monthly cost of $16,728. The new lease expires at the end of November 2004. In consideration for entering into this agreement, I-Link agreed to subsidize a total of $36,232 in lease payments, which represents the difference between the amount of the original sublease obligation of Buyers United and the monthly cost of the space under the new lease arrangement. In the event the asset purchase transaction between Buyers United and I-Link does not close, Buyers United has the right to terminate the lease arrangement without further liability to I-Link or the landlord.

The following is a schedule of future minimum payments under both leases as of December 31, 2002:

        2003                                             544,410
        2004                                             571,689
        2005                                             397,373
        2006                                             407,307
        Thereafter                                       417,490
                                                       ---------
        Total future minimum lease payments          $ 2,338,269
                                                       =========

Rent expense was approximately $348,300 and $517,600 for the years ended December 31, 2002 and 2001, respectively.


NOTE 7 - INCOME TAXES

The components of the Company's net deferred income tax assets and liabilities are as follows:

     Deferred income tax assets:
       Net operating loss carryforwards               $ 5,690,000
       Reserves and accrued liabilities                   800,000
       Other                                                1,000
                                                        ---------
         Total deferred income tax asset                6,491,000
       Valuation allowance                             (6,313,000)
                                                        ---------
         Net deferred income tax asset                    178,000
                                                        ---------

     Deferred income tax liabilities:
       Capitalized software costs                            -
       Tax depreciation in excess of book depreciation   (178,000)
                                                        ---------
         Net deferred income tax liability               (178,000)
                                                        ---------
         Net deferred income taxes                     $     -
                                                        =========

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $15,000,000. The tax net operating loss carryforwards will expire beginning in 2012.

Inasmuch as the Company's history includes accumulated net operating losses, it is uncertain as to whether the Company's deferred tax asset can be fully realized. Accordingly, a valuation allowance has been recorded to reduce the deferred income tax assets. The net change in the valuation allowance for deferred tax assets during the year ended December 31, 2002 was a decrease of $438,000. No benefit for income taxes has been recorded during the year ended December 31, 2001. During 2002 no income tax expense was recorded due the reduction of the valuation allowance.


NOTE 8 - CAPITAL TRANSACTIONS

Preferred Stock: The Board of Directors is authorized to classify any shares of the Company's authorized but unissued preferred stock in one or more series. With respect to each series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or partially cumulative as to dividends and the dates from which any cumulative dividends are to accumulate; whether the shares of such series may be redeemed, and, if so, the price or prices at which and the terms and conditions on which shares of such series may be redeemed; the amount payable upon shares of such series in the event of the voluntary or involuntary dissolution, liquidation, or winding up of the affairs of the Company; the sinking fund provisions, if any, for the redemption of shares of such series; the voting rights, if any, of the shares of such series; the terms and conditions, if any, on which shares of such series may be converted into shares of capital stock of the Company of any other class or series; whether the shares of such series are to be preferred over shares of capital stock of the Company of any other class or series as to dividends or upon the voluntary or involuntary dissolution, liquidation, or termination of the affairs of the Company or otherwise; and any other characteristics, preferences, limitations, rights, privileges, immunities, or terms.

Series A 8% Cumulative Convertible Preferred Stock: During 1999, the Board of Directors authorized the issuance of 2,000,000 shares of Series A 8% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at an offering price of $2.00 per share. Gross proceeds of $4,000,000 were raised upon sale of the shares.

The Series A Preferred Stock is convertible to common stock at any time at the election of the holder and, under limited circumstances, at the election of the Company. The conversion rate is one for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price. The Series A Preferred Stock can be redeemed at the Company's election at any time commencing January 1, 2005 at a redemption price of $2.00 per share plus all accrued dividends as of the redemption date. During each of 2002 and 2001, certain stockholders converted 5,000 Series A preferred shares, respectively, into common shares.

Series B 8% Cumulative Convertible Preferred Stock: In September 2000, the Board of Directors authorized the issuance of 1,234,500 shares of Series B 8% Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and related warrants to purchase common shares at an offering price of $10.00 per unit. Each unit consists of one share of Series B Preferred Stock and five warrants to purchase one share of common stock at an exercise price of $2.50 per share. During 2000, various investors made loans to the Company and subsequently elected to exchange their promissory notes for units. In addition to the converted loans of $2,545,000, the Company raised $1,993,000 through the issuance of units through December 31, 2000 and $1,100,000 through the issuance of units in 2001.

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

As part of the Series B Preferred Stock offering, the Company issued 2,269,000 warrants to purchase common stock at $2.50 per share. The Company allocated the net proceeds from the offering of $4,208,762 between the Series B Preferred Stock and the warrants based on estimated relative fair values. The Series B Preferred Stock was recorded at $2,432,476, and the warrants were recorded at $1,776,286. The estimated fair value of the warrants was determined using the Black-Scholes pricing model. The Series B Preferred Stock is convertible to common stock at any time at the election of the holder and, under limited circumstances, at the election of the Company. The conversion rate is five for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price. During 2002, one of the stockholders converted 10,000 Series B preferred shares into common shares.

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

In May 2002 the Board of Directors approved a plan to modify the exercise price on certain Preferred Stock and promissory note-related warrants from $2.50 to $2.00 per share, extend the expiration date of certain warrants from December 31, 2002 to December 31, 2004, and amend the redemption provisions of certain warrants so that the warrants could be called for redemption when the market price for our common stock is $4.00 per share, rather than $6.00 per share.

Both Series A and B Preferred Stock can be redeemed at the Company's election at any time commencing January 1, 2005, at the applicable redemption price plus all accrued dividends as of the redemption date.

Cumulative dividends accrue on both Series A and B Preferred Stock at the rate of 8% per annum from the date of original issue and are payable semi-annually on June 30 and December 31 of each year out of funds legally available for the payment of dividends. Dividends are payable in cash or common stock at the election of the Company. If paid in common stock, the number of shares issued will be based on the average of the closing bid prices for the common stock over the five trading days immediately prior to the dividend payment date. If the Company fails to pay any dividend within 60 days of its due date, the conversion price (see below) is adjusted downward by $0.25 per share for each occurrence. During the years ended December 31, 2002 and 2001, the Company declared dividends aggregating $749,725 and $738,957, respectively, and to satisfy payment obligations, issued a total of 574,635 and 504,884 shares of common stock, respectively. As of December 31, 2002, the Company had accrued dividends payable in the amount of $377,688. In February 2003, the Company settled the dividend payable by issuing 199,951 shares of common stock.

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

Issuances of Common Stock: During January 2002 the Company issued 17,998 shares of common stock in connection with the issuance of $179,998 of promissory notes, at an aggregated fair market value of $18,798. During 2001, the Company issued 113,300 shares of common stock to four employees in payment of services rendered, at an aggregated fair market value of $77,100.

During February 2002 the Company issued 25,000 shares of stock to one of its directors for providing a credit guaranty with respect to business expansion activities. The Company also issued 35,500 shares of stock in 2001 for providing similar guarantees. The fair market values of the 2002 and 2001 share issuances were, respectively, $30,750 and $27,475.

In March 2001, the Company entered into three-year marketing contracts with one of its Series B Preferred stockholders. Under the terms of the contracts, 100,000 shares of common stock were issued with a fair market value of $125,000. This amount was recorded on the balance sheet as a deferred consulting fee and included in operating expenses on a straight-line basis over the life of the contracts. During 2001, $39,931 was recorded in promotion expenses as a result of this amortization. Consideration granted under the contracts' terms also included options to purchase up to 150,000 additional shares of common stock at $2.50 per share. These options vest gradually over the term of the contract. These options are accounted for as variable plan options since the issuance of these options was under the premise that the grantee will be providing current and future services for the Company. Accordingly, using the Black-Scholes option pricing model, $29,581 in consulting expense was recorded to reflect the vesting of these options through December 31, 2001. During 2002 an additional $48,060 of deferred consulting fees were amortized and included in promotion expenses, and another $95,615 in consulting expense was recorded to reflect the vesting of additional options. However, at the end of 2002 the Company and the stockholder agreed to cancel one of the marketing contracts and to rescind the as-yet unearned options. Accordingly, the Company included in promotion expenses an additional $25,174 of remaining unamortized deferred consulting fees, and recorded income of $125,197 to reflect the cancellation of the unearned options.

Warrants to Purchase Common Shares: As mentioned above, the Company issued warrants in connection with its Series B preferred stock offering and in connection with certain marketing contracts.

In connection with some of the LMB-related unsecured promissory notes, two-year warrants to purchase a total 562,950 shares of common stock at $2.50 per share have been issued to the noteholders during the two years ended December 31, 2002. Warrants for an additional 97,950 shares have also been issued to the sales agents. The estimated fair value of the warrants of $264,717, based on using the Black-Scholes pricing model, was allocated to the warrants and recorded as a discount to the carrying value of the notes. The discount is being amortized to interest expense over the estimated term of the notes.

During 2001, the Company issued 10,000 warrants to purchase common shares at $2.50 per share to independent sales agents, which were valued at $9,236. In addition, the Company renegotiated and settled certain terms of an outside consulting contract entered into during 2000. Under the terms of the settlement, the Company modified the exercise price from $5.00 per share to $2.50 per share on 50,000 warrants outstanding and issued an additional 15,000 warrants with an exercise price of $2.50 per share. In connection with the settlement the Company recognized $15,696 in expense.

All of the warrants were exercisable at December 31, 2002. The following tables summarize the warrant activity for 2002 and 2001:

                                                                   Weighted
                                                                   Average
                                                        Price      Exercise
                                        Warrants        Range       Price
                                       ---------    -------------  --------

Balance at December 31, 2000           4,601,382    $1.25 - $5.13   $2.44
  Cancelled or expired                  (268,000)   $2.00 - $5.00   $2.60
  Issued                               1,012,350        $2.50       $2.50
                                       ---------
Balance at December 31, 2001           5,345,732    $1.25 - $5.13   $2.44

  Cancelled or expired                  (250,000)   $2.50 - $2.85   $2.64
  Issued                                 433,550    $2.00 - $2.50   $2.01
                                       ---------
Balance at December 31, 2002           5,529,282    $1.25 - $2.95   $2.00
                                       =========

Long-Term Stock Incentive Plan: Effective March 11, 1999, the Company established the Buyers United International, Inc. Long-Term Stock Incentive Plan ("the Stock Plan"). The Stock Plan provides for a maximum of 1,200,000 shares of common stock of the Company to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the Stock Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights ("SAR"); and on a limited basis, stock awards. The terms and exercise prices of options and SARs will be established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2002, incentive stock options to purchase a total of 1,194,153 shares of common stock had been granted under this particular plan, and of that amount, options for 615,347 shares were still outstanding.

Stock Options: The Company's Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees, and consultants as compensation and in connection with obtaining financing. The following tables summarize the option activity for 2002 and 2001:

                                                                   Weighted
                                                                   Average
                                                        Price      Exercise
                                        Warrants        Range       Price
                                       ---------    -------------  --------

Balance at December 31, 2000           3,053,019    $2.00 - $9.00   $2.66
  Granted                                562,501    $2.50 - $3.50   $2.50
  Cancelled or expired                  (796,935)   $2.00 - $5.00   $2.41
                                       ---------
Balance at December 31, 2001           2,818,585    $2.00 - $9.00   $2.69

  Granted                                902,913    $2.00 - $2.50   $2.31
  Cancelled or expired                  (128,777)   $2.00 - $9.00   $3.11
                                       ---------
Balance at December 31, 2002           3,592,721    $2.00 - $5.39   $2.58
                                       =========


A summary of the options outstanding and options exercisable at December 31, 2002 is as follows:
                                                            Options
              Options Outstanding                          Exercisable
 -------------------------------------------------  ------------------------
                             Average     Weighted     Options       Weighted
   Range of                 Remaining     Average  Exercisable at   Average
   Exercise     Options    Contractual   Exercise   December 31,    Exercise
    Prices    Outstanding     Life         Price       2002          Price
  ----------  -----------  -----------   --------  -------------    ---------

$2.00 - $3.99  3,352,620    3.2 years      $2.41     2,896,620       $2.41
$4.00 - $5.39    240,101    2.8 years       5.05       240,101        5.05
               ---------                             ---------
               3,592,721    3.2 years      $2.58     3,136,721       $2.61
               =========                             =========


NOTE 9 - RELATED PARTY TRANSACTIONS

During 2002 and 2001, certain board members and stockholders performed various services to the Company. These services included, but were not limited to, consulting, marketing and capital and debt raising activities. The Company incurred $109,259 and $167,000 in fees associated with these services for the years ended December 31, 2002 and 2001, respectively. Amounts outstanding related to these services were $14,300 and $31,300 at December 31, 2002, and 2001, respectively.



NOTE 10 - MAJOR SUPPLIERS

Approximately 97% and 84% of the Company's cost of revenue for the years ended December 31, 2002 and 2001, respectively, was generated from three telecommunication providers. As of December 31, 2002, the Company owed $2,748,426 to these providers. The Company has entered into contractual agreements with these vendors. During 2002 two of these providers had filed for bankruptcy protection under Chapter 11, and the other provider is currently being scrutinized by the Securities and Exchange Commission over certain accounting matters. Although the Company had not experienced a disruption of service and feels it could replace any one of these sources with other wholesale telecommunication service providers, the effect on the Company's operations of potentially losing any one or all three of these service providers is unknown.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

On June 14, 2001, a lawsuit was filed against Buyers United by Profitec, Inc., in New Haven, Connecticut. Profitec asserted that it agreed to perform certain billing services in 1999 for the Company's telecommunication customers and that the Company agreed to pay Profitec for such services. Profitec further claimed that Buyers United breached the contract by terminating the contract and failing to pay fees allocable under a "liquidated damage" provision for early termination. Profitec claimed damages in excess of $140,000, based upon the contract's liquidated damage provisions. The Company filed a general denial answer and asserted affirmative defenses, including breach of contract, failure of consideration, and other issues. It also filed a counter claim seeking damages for Profitec's breach of the contract. In November 2001, Profitec answered and denied the counter-claim. An out-of-court settlement was reached on October 17, 2002 in which the Company agreed to pay $17,500.

In June 2001, Buyers United entered into a joint sales agreement with Infotopia, Inc., a direct response marketer. In connection with the agreement, Infotopia loaned $500,000 to Buyers United. Subsequent to entering into the sales agreement, the two companies decided not to pursue further any joint activity. In December 2001, Buyers United negotiated a settlement of the $500,000 loan in which Buyers United paid $120,000 and issued 35,000 shares of common stock in exchange for canceling the outstanding obligation plus $25,921 in accrued interest. The stock had a fair market value of $22,401. Accordingly, based on these amounts, the Company recorded an extraordinary gain on the early extinguishments of the debt in the amount of $383,520. However, unbeknownst to Buyers United, during 2001 Infotopia allegedly entered into a General Security Agreement with Sea Spray Holdings, Ltd., which purportedly included the loan obligation. By letter dated November 22, 2002, Sea Spray asserted that it had a perfected security interest in the obligation and demanded payment as successor-in-interest to Infotopia. The Company responded that Sea Spray did not have a perfected security interest since it did not take possession of the note evidencing the obligation, and that the obligation was fully discharged under applicable provisions of the Uniform Commercial Code. On February 21, 2003 Buyers United filed with the American Arbitration Association a Demand for Arbitration and Statement of Claim in order to resolve the dispute. On March 11, 2003 Sea Spray filed an action against Buyers United in the Supreme Court for the State of New York, County of New York, case number 104468/03, seeking to enforce its security interest in the Infotopia note obligation through collection of the Note, and obtained an order to show cause why the arbitration proceeding we instigated should not be stayed in favor of resolving the dispute in the state court proceeding. Before the stay issue was heard by the state court, Buyers United removed the entire action to the Federal District Court, Southern District of New York, and it intends to file a motion to dismiss the action in favor of proceeding with arbitration in Utah. The Company intends to defend this claim vigorously, but cannot predict at this time how the dispute will eventually resolve.

On March 20, 2002, a shareholder filed a civil lawsuit in Salt Lake County alleging that in mid-2000 Buyers United had offered to sell him 150,000 shares in the corporation for $300,000, and that it represented it had received certain funds for promotion. The shareholder alleged that no such funds were available, that consequently the value of his shares were reduced, and that he was seeking rescission of the stock purchase. The Company filed an answer to the complaint denying the allegations and raising various affirmative defenses. The shareholder was then to initiate dates for discovery and other procedures, but so far has failed to do so and has not otherwise made certain mandatory disclosures under Utah law. Buyers United categorically denies the shareholder's allegations, denies making misrepresentations of any kind, and asserts the shareholder's claims are baseless. Furthermore, it believes that regardless of any such alleged claims, the shareholder has suffered no actual damages, and intends to vigorously defend the case in the event the shareholder resumes the discovery process.

Buyers United is the subject of certain other legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of Buyers United.


NOTE 12 - SUBSEQUENT EVENTS

In January and February 2003, the Company received $500,000 from the issuance of promissory notes payable, $400,000 of which came from three Directors of the Company. The unsecured notes bear interest at 12% and are due in 2004 through early 2005.

On February 28, 2003, the Company retired its $1,050,000 note payable by paying $250,000 in cash, issuing a new promissory note for $800,000, and issuing 50,000 shares of common stock in connection with the original agreement. The new note is unsecured and bears interest at 10%, payable monthly. Principal payments are to be made in a manner similar to the Company's other promissory notes related to customers referred to the Company by LowerMyBills, Inc. In this case, monthly principal payments will equal 20% of specifically-designated customers' billings collected during the preceding calendar month.

On January 15, 2003, the Company issued 15,000 shares of stock to one of its directors for providing a credit guaranty to one of its wholesale telecommunication service providers. The fair market value of the stock was $36,300.








                   (More Exhibits will be inserted here...)













Exhibit No. 99.01
Form 10-KSB
Buyers United, Inc.
File No. 0-26917

   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                              Section 906 of the
                          Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report of Buyers United, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodore Stern, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: April 14, 2003                         By:  /s/ Theodore Stern, Chief
Executive Officer


     In connection with the Annual Report of Buyers United, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Jarman, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: April 14, 2003                         By:  /s/ Paul Jarman, Chief
Financial Officer


A signed original of this written statement required by Section 906 has been provided to Buyers United, Inc. and will be retained by Buyers United, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.