Form 10QSB
period 2003-03-31
BUYERS UNITED INC
filed 2003-05-15
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003
                                           --------------

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from       to


                         Commission File No. 0-26917


                             BUYERS UNITED, INC.
                             -------------------
      (Exact name of small business issuer as specified in its charter)


                Delaware                         87-0528557
               ----------                      -------------
     (State or other jurisdiction of    (IRS Employer Identification
     incorporation or organization)                 No.)


               14870 Pony Express Road, Bluffdale, Utah 84065
               -----------------------------------------------
                  (Address of principal executive offices)


                               (801) 320-3300
                              ----------------
                         (Issuer's telephone number)


    --------------------------------------------------------------------
    (Former name, address and fiscal year, if changed since last report)


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: 6,330,213 shares of common stock as of April 30, 2003.


           Transitional Small Business Format:  Yes [  ]  No [ X ]





                             BUYERS UNITED, INC.
                   CONDENSED BALANCE SHEETS - (Unaudited)


                                                 March 31,     December 31,
                                                    2003           2002
                                                 ----------     ----------
                     ASSETS
  Current assets:
    Cash                                        $    62,277    $   994,360
    Restricted cash                               1,064,487        584,002
    Accounts receivable, net                      8,373,410      5,650,214
    Other receivables                               767,801           -
    Other current assets                            203,014        214,869
                                                 ----------     ----------
      Total current assets                       10,470,989      7,443,445
                                                 ----------     ----------

  Property and equipment, net                       841,012        540,578
  Touch America customers, net                    6,977,224      3,000,000
  Deferred advertising costs, net                 1,563,355      1,776,124
  Other assets, net                                 378,265        384,801
                                                 ----------     ----------
      Total assets                              $20,230,845    $13,144,948
                                                 ==========     ==========



      LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Checks in excess of available cash balances $   372,612    $      -
    Line of credit                                  287,134      1,276,252
    Notes payable                                 5,682,092      6,099,580
    Current portion of Touch America obligation   2,500,000           -
    Accounts payable                              9,306,947      5,700,753
    Accrued liabilities                           1,013,439        772,347
    Accrued dividends payable on preferred          175,661        377,688
     stock
    Accrued commissions and rebates                 649,224        493,639
                                                 ----------     ----------
      Total current liabilities                  19,987,109     14,720,259
                                                 ----------     ----------

  Notes payable                                   3,838,980      3,887,803
  Obligation under Touch America transaction      1,250,000           -
                                                 ----------     ----------
      Total liabilities                          25,076,089     18,608,062


  Stockholders' deficit:
    Preferred stock                                     240            242
    Common stock                                        633            599
    Additional paid-in capital                   16,438,644     16,019,376
    Warrants and options outstanding              4,592,514      4,592,514
    Deferred consulting fees                        (19,965)       (25,174)
    Accumulated deficit                         (25,857,310)   (26,050,671)
                                                 ----------     ----------
      Total stockholders' deficit                (4,845,244)    (5,463,114)
                                                 ----------     ----------
      Total liabilities and stockholders'
       deficit                                  $20,230,845    $13,144,948
                                                 ==========     ==========

                           See accompanying notes





                            BUYERS UNITED, INC.
             CONDENSED STATEMENTS OF OPERATIONS - (Unaudited)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2003            2002
                                                ----------       ---------
Revenues:
  Telecommunications services                  $15,481,120      $4,801,608
  Other                                               -             25,702
                                                ----------       ---------
    Total revenues                              15,481,120       4,827,310

Operating expenses:
  Costs of revenues                              8,664,767       2,500,566
  General and administrative                     3,626,700       1,133,233
  Selling and promotion                          2,331,069         865,043
                                                ----------       ---------
    Total operating expenses                    14,622,536       4,498,842
                                                ----------       ---------
    Income from operations                         858,584         328,468

Other income (expense):
  Interest income                                    2,601             804
  Interest expense                                (485,929)       (303,244)
                                                ----------       ---------
    Total other expense, net                      (483,328)       (302,440)
                                                ----------       ---------

    Net income                                 $   375,256      $   26,028




8% Preferred dividends on Series A and B
 preferred stock                                  (181,895)       (186,018)
                                                ----------       ---------
    Net income (loss) applicable to common
     stockholders                              $   193,361      $ (159,990)
                                                ==========       =========



Net income (loss) per common share:
  Basic                                              $0.03          $(0.03)
  Diluted                                             0.03           (0.03)



Weighted average common shares outstanding:
  Basic                                          6,107,466       5,477,323
  Diluted                                        6,150,660       5,477,323

                          See accompanying notes





                            BUYERS UNITED, INC.
             CONDENSED STATEMENTS OF CASH FLOWS - (Unaudited)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2003            2002
                                                 ---------       ---------
Cash flows from operating activities:
  Net income                                   $   375,256      $   26,028
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                  590,363         166,945
    Amortization included in interest expense
     resulting from issuing stock with notes         5,312          12,749
    Amortization of discount on notes payable      114,064            -
    Amortization of note financing costs            39,241          61,150
    Amortization of deferred consulting fees         5,209          13,612
    Expense related to the grant of options to
     purchase common shares                           -              4,353
    Changes in operating assets and
     liabilities:
      Accounts receivable                       (2,723,196)       (244,368)
      Other assets                                (460,358)       (603,836)
      Checks in excess of available cash
       balances                                    372,612        (186,866)
      Accounts payable                           2,832,159         286,099
      Accrued commissions and rebates              155,585          54,059
      Accrued liabilities                          241,092         121,211
                                                 ---------       ---------
        Net cash provided by (used in)
         operating activities                    1,547,339        (288,864)
                                                 ---------       ---------


Cash flows from investing activities:
  Increase in other assets                         (26,526)        (14,950)
  Purchases of property and equipment             (402,918)        (71,027)
                                                 ---------       ---------
        Net cash used in investing activities     (429,444)        (85,977)
                                                 ---------       ---------


Cash flows from financing activities:
  Restricted cash                                 (480,485)         33,021
  Net borrowings and payments under line of
   credit                                         (989,118)        (46,760)
  Borrowings under notes payable, net of debt
   issuance costs                                  496,810         696,500
  Principal payments on notes payable           (1,077,185)       (143,874)
  Principal payments on capital lease
   obligations                                        -            (65,715)
                                                 ---------       ---------
        Net cash provided by (used in)
         financing activities                   (2,049,978)        473,172
                                                 ---------       ---------


Net increase (decrease) in cash                   (932,083)         98,331
Cash at the beginning of the period                994,360          57,100
                                                 ---------       ---------
Cash at the end of the period                  $    62,277      $  155,431
                                                 =========       =========






Supplemental cash flow information:
      Cash paid for interest                   $   280,597      $  101,461


Supplemental schedule of noncash investing and
 financing activities:
  Issuance of common shares in payment of
   preferred stock dividend                    $   377,688      $  378,316
  Issuance of common shares in payment of
   deferred financing costs                           -             49,548
  Issuance of common shares for officer's
   personal guaranty                                36,300            -
  Issuance of warrants with promissory notes          -             55,882
  Accrual of dividend payable on preferred
   stock                                           181,895         186,018
  Retire and replace note payable                  800,000            -
  Close Touch America transaction and record
   obligation                                    3,750,000            -

                          See accompanying notes






                             BUYERS UNITED, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS - (Unaudited)
                               March 31, 2003

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

   For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.


2. Summary of Significant Accounting Policies

   Stock-Based Compensation
   ------------------------
   Employee compensation expense under stock options is reported using the intrinsic method. No stock-based compensation cost is reflected in net income (loss) applicable to common stockholders, since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effects on net income (loss) applicable to common stockholders and earnings (loss) per share if expense was measured using the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation:"

                                                    2003         2002
                                                  -------      -------
   Net income (loss) applicable to common
    stockholders:

     As reported                                 $210,101    $(159,990)
     Pro forma stock-option based compensation    (69,132)    (187,214)
                                                  -------      -------
     Pro forma net income (loss) applicable to
      common stockholders                        $140,969    $(347,204)
                                                  =======      =======

   Basic and diluted net income (loss) per
    common share:

     As reported                                 $   0.03    $   (0.03)
     Pro forma basic and diluted net income
      (loss) per common share                    $   0.02    $   (0.06)



   Advertising Costs
   -----------------
   The Company advertises its services through traditional venues such as print media to the general public. Costs associated with these advertising efforts are expensed as incurred.

   In addition to the traditional advertising means noted above, the Company participates in a direct response advertising campaign with LowerMyBills.com, Inc. (LMB), a web-based comparison shopping service. Through this campaign, the Company's name and the services it provides are displayed on LMB's web site. The Company is obligated to pay LMB a fee when a referred customer signs up for services with the Company. These fees are capitalized and then amortized over the period during which the future revenue benefits are expected to be received. The Company estimates this to be 24 months.


3. Long-term Debt

   In January and February 2003, the Company received $500,000 from the issuance of promissory notes payable, $400,000 of which came from three Directors of the Company. The unsecured notes bear interest at 12% and are due in 2004 through early 2005.

   On February 28, 2003, the Company retired its $1,050,000 note payable by paying $250,000 in cash and issuing a new promissory note for $800,000.
   In addition, the Company issued 50,000 shares of common stock in connection with the original agreement. The new note is unsecured and bears interest at 10%, payable monthly. Principal is also payable monthly based on 20% of billings collected during each monthly billing period from designated customers.


4. Capital Transactions

   On January 15, 2003, the Company issued 15,000 shares of stock to one of its directors for providing a credit guaranty to one of its wholesale telecommunication service providers. The fair market value of the stock was $36,300


5. Major suppliers

   Approximately 97% and 84% of the Company's cost of revenue over the last two fiscal years, respectively, was generated from three telecommunication providers. As of March 31, 2003, the Company owed $4,568,522 to these providers. The Company has entered into contractual agreements with these vendors. During 2002 two of these providers filed for bankruptcy protection under Chapter 11, and the other provider is currently being scrutinized by the Securities and Exchange Commission over certain accounting matters. Although the Company has not experienced a disruption of service and feels it could replace any one of these sources with other wholesale telecommunication service providers, the effect on the Company's operations of potentially losing any one or all three of these service providers is unknown.


6. Subsequent events

   On December 20, 2002, Buyers United entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase a substantial number of its switched voice telecommunication customers, including the carrier identification code used to service those customers. The Company did not purchase any of Touch America's accounts receivable, equipment, other assets, or retain any of its employees. The Company agreed to pay to Touch America account receivable balances that predate the sale as collected by Buyers United, subject to certain fees payable to Buyers United. The Company made an initial payment of $3,000,000 to Touch America. The original purchase price was $6,750,000, but the parties are now attempting to negotiate a reduction in the purchase price due to errors and other discrepancies the parties subsequently discovered in the list of accounts. The balance of the final purchase price will be paid in monthly increments based on a percentage of revenue generated by the acquired customer accounts. The contract conditions for closing the purchase were satisfied on March 7, 2003. The Company recorded the entire amount due under this agreement, however based on the result of its negotiations will adjust this liability accordingly. The Company also began to amortize the intangible asset associated with this purchase as of the closing date and over an estimated life of thirty months as determined by management.

   Also in December 2002, Buyers United, Inc. entered into the Asset Purchase Agreement and Software License Agreement to purchase assets of I-Link, Inc., and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a real-time Internet protocol communications network (RTIP Network). The transaction was closed effective May 1, 2003.

   Concurrently with the agreement for the purchase of I-Link assets, I-Link and Buyers United entered into transition and management agreements pursuant to which the Company was appointed manager of all the assets to be acquired from I-Link until the closing of the purchase. Under the agreements, the Company assumed responsibility for day-to-day operation of the RTIP Network, assumed responsibility for all customer billing and collections, and acquired the right to use the RTIP Network to provide services to its other customers.

   In connection with the transaction, the Company agreed to sublease certain space occupied by I-Link, then subsequently negotiated a new lease arrangement for the space directly with the landlord. Through November 2004, the Company is leasing 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a monthly cost of $16,728. In consideration for entering into this agreement, I-Link agreed to subsidize a total of $36,262 in lease payments, representing the difference between the original sublease and the Company's subsequent arrangement.

   The assets acquired include dedicated equipment required for operating the RTIP Network, customers of I-Link serviced through the network, and certain trademarks. In consideration for the assets and software license, Buyers United issued to I-Link 246,430 shares of Series B Convertible Preferred Stock, assumed certain liabilities, and agreed to issue an additional 53,570 shares of Series B Convertible Preferred Stock in equal monthly installments over a term of 10 months commencing June 1, 2003, subject to satisfaction of certain conditions pertaining to provisioning
   of one of the former I-Link customers acquired in the transaction.   Under
   the Asset Purchase Agreement the Company may redeem the Series B Preferred Stock issued to I-Link at the liquidation preference value after December 5, 2007.

   Assuming the additional 53,570 shares are issued to I-Link, Buyers United will have 853,800 shares of Series B Convertible Preferred Stock outstanding. If all of the shares of Series B Preferred Stock are issued to I-Link and converted to common stock, I-Link would hold approximately
   12.11 percent of the outstanding common stock of Buyers, without giving effect to the exercise of conversion or purchase rights under any other outstanding shares of preferred stock, options, or warrants.

   In connection with the closing, the parties together with Counsel Corporation, an Ontario corporation, and Counsel Communications LLC, a Delaware limited liability company, both affiliates of I-Link, entered into a Reimbursement Agreement pursuant to which Counsel Corporation, Counsel Communications, and I-Link agreed to reimburse Buyers United for any loss sustained as a result of any claims asserted against the assets acquired from I-Link by certain creditors of I-Link, and out of the shares it received in the transaction I-Link deposited in escrow 40,000 shares of Series B Preferred Stock that may be applied to reimburse any such loss. This is in addition to 25,000 shares of Series B Preferred Stock I-Link received in the transaction that it deposited in escrow under the Asset Purchase Agreement to satisfy certain claims for indemnification under the Asset Purchase Agreement.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Buyers United is a domestic telecommunications company that offers and sells a wide range of long distance and related communication service options to business and residential customers. In the past, the Company functioned as an aggregator and reseller of telecommunications services provided by others, and intends to pursue and develop this type of business. However, in December 2002 Buyers United entered into agreements to purchase and manage assets of I-Link, Inc., and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a real-time Internet protocol communications network (RTIP Network). This transaction will enable the Company to develop and offer enhanced services, such as fax to email, and transmit data and other communication services for a portion of the journey over the RTIP Network rather than entirely through third party providers.

On December 20, 2002, Buyers United entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase a substantial number of its switched voice telecommunication customers, including the carrier identification code used to service those customers. Buyers United did not purchase any accounts receivable, equipment, or other assets of Touch America. Buyers United agreed to pay to Touch America account receivable balances that predate the sale as collected by Buyers United, subject to certain fees payable to Buyers United. Buyers United made an initial payment of $3,000,000 to Touch America. The contract conditions for closing the purchase were satisfied on March 7, 2003. The original purchase price was $6,750,000, but the parties are now attempting to negotiate a reduction in the purchase price due to errors and other discrepancies the parties subsequently discovered in the list of accounts sold to Buyers United. The balance of the final purchase price will be paid in monthly increments based on a percentage of revenue generated by the acquired customer accounts.

The Company generates internal growth by pursuing multiple marketing avenues, including using independent agents, implementing promotional and rebate programs to attract customers, marketing through the Internet, and obtaining customers from unrelated marketing companies. In December 2002 Buyers United agreed to purchase a substantial portion of the switched voice telecommunication customers of Touch America, which will result in a significant increase in the Company's customer base in 2003. The Company believes recent financial difficulties and uncertainty in the telecommunications industry that arose in 2002 may result in opportunities to acquire customers from unrelated companies, and intends to remain open to these opportunities. However, at the present it is not evaluating any new acquisitions.

RESULTS OF OPERATIONS

Total revenues increased 221% to $15.5 million for the three months ended March 31, 2003 as compared to $4.8 million for the same period in 2002.
While the increase in revenue is primarily due to the Touch America transaction, revenue also grew due to an increase throughout 2002 in the number of customers resulting from ongoing promotional efforts, primarily involving independent agents and referrals from an online shopping comparison service.

Costs of revenues for the three-month period ended March 31, 2003 were $8.7 million, a 247% increase as compared to $2.5 million incurred during the comparable three-month period for the prior year. Such costs as a percentage of revenue for the three-month period ended March 31, 2003 were 56%, as compared to 52% during 2002. The lower gross margins during 2003 resulted partly as a result of an increase in revenue derived from dedicated circuit services as compared to the same period in 2002. This type of revenue results in lower profit margins, but is realized in higher volumes than other types of long distance services. The decreased gross margins also resulted from a combination of integration efforts involved in the I-Link asset purchase, along with slightly higher costs in connection with the Touch America customers. The Company agreed with Touch America on certain wholesale prices during a phase-in period after acquiring the customers. However, the Company immediately began switching new customers over to other lower-cost wholesale providers. Most of the customers have now been moved to new providers and the Company anticipates gross margins to improve during the remainder of 2003.

Total operating expenses other than costs of revenues were 198% higher during the quarter ended March 31, 2003 as compared to the same period of 2002. These changes are a result of the following factors:

  * General and administrative costs in 2003's first quarter increased 220% to $3.6 million compared to $1.1 million in 2002's first quarter. Increases resulted primarily as a result of significant revenue growth experienced through the latter part of 2002, and from higher expenses in 2003 associated with the I-Link and Touch America transactions. The increased revenue levels, generated both during 2002 and subsequent to the transactions, necessitated the hiring of additional customer service and collection personnel. In addition, several former employees of I-Link were retained by Buyers United in order to continue operating and maintaining the RTIP Network, as well as to provide customer support and billing services. The Company also assumed the lease of some of I-Link's former office space, which resulted in additional occupancy expenses.

  * Selling and promotion expenses increased 169% to $2.3 million during the first quarter of 2003 from $865,043 in 2002. Such expenses as a percentage of revenue were 15% for 2003's first quarter as compared to 18% in 2002. The increases resulted partly from the proportionate higher commission amounts paid on higher revenue. Selling and promotion expenses during 2003 also included higher amortization expenses associated with the deferred advertising costs and the customers acquired from Touch America.

Interest expense for the three-month period ended March 31, 2003 was $485,929, compared to $303,244 for the comparative period of 2002. The higher amount was the result of higher debt balances outstanding in 2003 as compared to the previous year.

As a result of the above factors net income before preferred stock dividends was $375,256 during the quarter ended March 31, 2003, as compared to $26,028 for the same period during 2002. For the same respective periods, after giving effect to the preferred stock dividend, net income applicable to common stockholders was $193,361, as compared to a loss applicable to common stockholders of $159,990.

LIQUIDITY AND CAPITAL RESOURCES

Buyers United's current ratio as of March 31, 2003 increased slightly to 0.52:1 from 0.51:1 at the end of 2002. The components of current assets and current liabilities that changed significantly since the end of 2002 were accounts receivable, other current assets, the current portion of long-term debt, and accrued liabilities.

Accounts receivable, accrued commission and rebates, accrued liabilities, and accounts payable all increased as a result of the higher revenue levels during 2003's first quarter as compared to 2002. Accrued dividends decreased as a result of the shares of common stock issued in February 2003 to pay the dividends.

The current portion of long-term debt declined 16%, due to ongoing payments on investor notes and the partial payoff and replacement of a $1.05 million promissory note, previously due February 28, 2003. The Company retired its $1,050,000 note payable by paying $250,000 in cash and issuing a new promissory note for $800,000. In addition, the Company issued 50,000 shares of common stock in connection with the original agreement. The new note is unsecured and bears interest at 10%, payable monthly. Principal is also payable monthly based on 20% of billings during each monthly billing period from designated customers.

In January and February 2003, the Company received $500,000 from the issuance of promissory notes payable, $400,000 of which came from three Directors of the Company. The unsecured notes bear interest at 12% and are due in 2004 through early 2005.

Buyers United has a line of credit agreement with RFC Capital Corporation. The facility allows the Company to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. Interest during 2002 was at prime plus 6%. At March 31, 2003, Buyers United had financed the maximum amount available based on eligible accounts receivable at that time. This amount, less draws by RFC applied against the outstanding amount, aggregated $287,134. The facility requires the Company to maintain a restricted cash account for the collection of the receivables. As of March 31, 2003 the Company had $986,715 of restricted cash associated with the RFC arrangement. On January 21, 2003, Buyers United and RFC Capital amended the facility to increase the available borrowing limit to $5 million, and decrease the interest rate to prime plus 3%. The amendment also extended the facility to January 21, 2006.

Up through the end of 2001, the Company had experienced recurring losses from operations. As of March 31, 2003, the Company had a working capital deficit of $6.8 million and an accumulated deficit of $26 million. Although the foregoing matters could raise doubt about the Company's ability to continue as a going concern, the Company did achieve profitability in 2002 and during the first quarter of 2003, and management believes the Company will continue to be profitable throughout the remainder of 2003. Furthermore, all of the long and short-term promissory notes payable are unsecured, and one-third of the notes are due to Company directors and officers. Virtually all of the remaining two-thirds have no stated maturity dates, and principal payments are variable depending on when the Company collects billings from designated
customers.   Accordingly, the Company believes that liabilities associated with notes, while significant, have manageable terms during the coming two years in which revenue is expected to increase and profits stabilize. As a result of the I-Link and Touch America acquisitions, the Company is currently experiencing significant revenue growth. While there can be no assurance that such will be the case, management believes that this increased level of revenue will continue throughout 2003, and that Buyers United will continue to be profitable through the end of the year.

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





Item 3.  CONTROLS AND PROCEDURES

With the participation of management, Buyers United's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on March 26, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Buyers United's filing of its interim report on Form 10-QSB for the quarterly period ended March 31, 2003.

Subsequent to March 26, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended March 31, 2003, there have been no significant changes in Buyers United's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action





                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

During the quarter ended March 31, 2003 there were no material developments or changes in the status of any of the legal proceedings described in Buyers United's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Buyers United is the subject of certain other legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of Buyers United.





Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

On February 28, 2003 the Company retired its $1,050,000 note payable by paying $250,000 in cash and issuing a new promissory note for $800,000. In addition, the Company issued 50,000 shares of common stock in connection with the original agreement.

All of the aforementioned securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated there under. Based on information provided by the investors, we believe each investor was an accredited investor within the meaning of Rule 501 of Regulation D.





Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

     None.


Exhibits:

The certifications required by 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 are presented in Exhibit 99.1 to this report.








                                 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           BUYERS UNITED, INC.


Date:  May 15, 2003        By: /s/ Paul Jarman, Chief Financial Officer

Date:  May 15, 2003        By: /s/ G. Douglas Smith, Executive Vice President





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


Date: May 15, 2003           By: /s/ Theodore Stern, Chief Executive Officer





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


Date: May 15, 2003              By: /s/ Paul Jarman, Chief Financial Officer