Form 10QSB
period 2003-06-30
BUYERS UNITED INC
filed 2003-08-14
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to

                           Commission File No. 0-26917

                               BUYERS UNITED, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                               87-0528557
                --------                               ----------
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: 6,328,208 shares of common stock as of July 31, 2003.

              Transitional Small Business Format: Yes [ ] No [ X ]

                                   FORM 10-QSB
                               BUYERS UNITED, INC.

                                      INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2003 and December 31, 2002 (unaudited)              3

                  Condensed Consolidated  Statements of Operations for the
                  Three Months Ended June 30, 2003 and 2002 (unaudited)        4

                  Condensed Consolidated Statements of Operationsfor the
                  Six Months Ended June 30, 2003 and 2002 (unaudited)          5

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30,  2003 and 2002 (unaudited)         6

                  Notes to Condensed Consolidated Financial Statements         8

          Item 2. Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                   11

          Item 3. Controls and Procedures                                     14


PART II.  OTHER INFORMATION

          Item 2. Changes in Securities and Use of Proceeds                   14

          Item 4. Submission of Matters to a Vote of Security Holders         14

          Item 6. Exhibits and Reports on Form 8-K                            15

          Signatures                                                          15

                             BUYERS UNITED, INC.

           CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

                                               June 30,      December 31,
                                                 2003            2002
                                            --------------  --------------
                  ASSETS
Current assets:

    Cash                                    $     511,010   $     994,360
    Restricted cash                             1,047,057         584,002
    Accounts receivable, net                    8,627,697       5,650,214
    Other current assets                          220,174         214,869
                                            --------------  --------------
            Total current assets               10,405,938       7,443,445

Property and equipment, net                     1,787,048         540,578

Other assets, net
    Customer lists                              6,077,046       3,000,000
    Technology and patents                        571,120               -
    Deferred advertising costs                  1,338,487       1,776,124
    Other                                         415,573         384,801
                                           --------------  --------------
            Total other assets                  8,402,226       5,160,925
                                            --------------  --------------

            Total assets                    $  20,595,212   $  13,144,948
                                            --------------  --------------

   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Line of credit                          $     893,587   $   1,276,252
    Notes payable                               5,303,920       6,099,580
    Touch America obligation                    1,066,236               -
    Accounts payable                            9,503,330       5,700,753
    Accrued liabilities                         1,472,361         772,347
    Accrued dividends payable on
       preferred stock                            390,855         377,688
    Accrued commissions and rebates               698,808         493,639
                                            --------------  --------------
            Total current liabilities          19,329,097      14,720,259

Notes payable                                   4,522,622       3,887,803
                                            --------------  --------------

            Total liabilities                  23,851,719      18,608,062

Stockholders' deficit:
    Preferred stock                                   265             242
    Common stock                                      633             599
    Additional paid-in capital                 17,836,673      16,019,376
    Warrants and options outstanding            4,592,514       4,592,514
    Deferred consulting fees                      (14,757)        (25,174)
    Accumulated deficit                       (25,671,835)    (26,050,671)
                                            --------------  --------------
            Total stockholders' deficit        (3,256,507)     (5,463,114)
                                            --------------  --------------

            Total liabilities and
             stockholders' deficit          $  20,595,212   $  13,144,948
                                            --------------  --------------

                         See accompanying notes

                            BUYERS UNITED, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)


                                                 Three Months Ended June 30,
                                                 ----------------------------
                                                     2003           2002
                                                     ----           ----
Revenues:
      Telecommunications services                $ 16,291,636   $  6,766,373
      Other                                                 -          9,859
                                                 -------------  -------------
            Total revenues                         16,291,636      6,776,232

Operating expenses:
      Costs of revenues                             8,591,879      3,679,263
      General and administrative                    4,104,409      1,809,707
      Selling and promotion                         2,691,314        856,276
                                                 -------------  -------------
            Total operating expenses               15,387,602      6,345,246
                                                 -------------  -------------

            Income from operations                    904,034        430,986

Other income (expense):
      Interest income                                   2,800          5,998
      Interest expense                               (506,166)      (385,480)
                                                 -------------  -------------
            Total other expense, net                 (503,366)      (379,482)
                                                 -------------  -------------

            Net income                           $    400,668   $     51,504

8% Preferred dividends on Series A and B
  preferred stock                                    (215,193)      (186,019)
                                                 -------------  -------------

            Net income (loss) applicable to
              common stockholders                $    185,475   $   (134,515)
                                                 -------------  -------------

Net income (loss) per common share:

            Basic                                $       0.03   $      (0.02)
            Diluted                                      0.03          (0.02)


Weighted average common shares outstanding:
            Basic                                   6,330,142      5,730,161
            Diluted                                 6,354,982      5,730,161




                           See accompanying notes

                            BUYERS UNITED, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)


                                                  Six Months Ended June 30,
                                                 ----------------------------
                                                     2003           2002
                                                     ----           ----
Revenues:
      Telecommunications services                $ 31,772,756   $ 11,567,981
      Other                                                 -         35,561
                                                 -------------  -------------
            Total revenues                         31,772,756     11,603,542

Operating expenses:
      Costs of revenues                            17,256,646      6,179,829
      General and administrative                    7,731,109      2,942,940
      Selling and promotion                         5,022,383      1,721,319
                                                 -------------  -------------
            Total operating expenses               30,010,138     10,844,088
                                                 -------------  -------------

            Income from operations                  1,762,618        759,454

Other income (expense):
      Interest income                                   5,401          6,802
      Interest expense                               (992,095)      (688,724)
                                                 -------------  -------------
            Total other expense, net                 (986,694)      (681,922)
                                                 -------------  -------------

            Net income                           $    775,924   $     77,532

8% Preferred dividends on Series A and B
  preferred stock                                    (397,088)      (372,037)
                                                 -------------  -------------

            Net income (loss) applicable to
              common stockholders                $    378,836   $   (294,505)
                                                 -------------  -------------

Net income (loss) per common share:

            Basic                                $       0.06   $      (0.05)
            Diluted                                      0.06          (0.05)

Weighted average common shares outstanding:
            Basic                                   6,287,453      5,604,441
            Diluted                                 6,322,395      5,604,441




                           See accompanying notes

                            BUYERS UNITED, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                              2003        2002
                                                              ----        ----
Cash flows from operating activities:
      Net income                                          $   775,924 $    77,532
      Adjustments to reconcile net income to net
        cash used in operating activities:
            Depreciation and amortization                   1,784,215     438,208
            Amortization included in interest
              expense resulting from issuing stock
              with notes                                        5,312      14,520
            Amortization of discount on notes payable         231,010      70,703
            Amortization of note financing costs               81,424      94,060
            Amortization of deferred consulting fees           10,417      27,225
            Expense related to the grant of options
              to purchase common shares                             -      66,396
            Changes in operating assets and liabilities:
                  Accounts receivable                      (2,977,483) (1,255,012)
                  Other assets                               (660,476) (1,330,721)
                  Checks in excess of available
                    cash balances                                   -    (186,866)
                  Accounts payable                          3,314,524     390,291
                  Accrued commissions and rebates             205,169     109,590
                  Accrued liabilities                         550,013      87,395
                                                          ----------- -----------
                    Net cash provided by (used in)
                      operating activities                  3,320,049  (1,396,679)
                                                          ----------- -----------
Cash flows from investing activities:
      Increase in other assets                                (52,126)    (17,060)
      Purchases of property and equipment                    (524,402)   (155,836)
                                                          ----------- -----------
                    Net cash used in investing activities    (576,528)   (172,896)
                                                          ----------- -----------
Cash flows from financing activities:
      Restricted cash                                        (463,055)    259,380
      Net borrowings and payments under line of
        credit                                               (382,665)    236,900
      Borrowings under notes payable, net of debt
        issuance costs                                      2,299,955   2,315,750
      Principal payments on notes payable                  (4,678,422)   (444,826)
      Principal payments on capital lease obligations               -    (110,443)
      Repurchase of shares from stockholders with
        less than 100 shares                                   (2,684)          -
                                                          ----------- -----------
                    Net cash provided by (used in)
                      financing activities                 (3,226,871)  2,256,761
                                                          ----------- -----------

Net increase (decrease) in cash                              (483,350)    687,186
Cash at the beginning of the period                           994,360      57,100
                                                          ----------- -----------

Cash at the end of the period                             $   511,010 $   744,286
                                                          ----------- -----------


                          See accompanying notes

                            BUYERS UNITED, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                            2003        2002
                                                                            ----        ----
Supplemental cash flow information:
      Cash paid for interest                                            $   548,914  $  463,094


Supplemental schedule of noncash investing and financing activities:
      Issuance of common shares in payment of preferred stock dividend  $   377,688  $  378,316
      Issuance of common shares in payment of deferred financing costs            -      49,548
      Issuance of common shares for officer's personal guranty               36,300           -
      Issuance of warrants with promissory notes                                  -     186,886
      Accrual of dividend payable on preferred stock                        397,088     372,037
      Retire and replace note payable                                       800,000           -
      Increase in Touch America obligation with amended agreement         3,098,000           -
      Issuance of preferred stock to acquire RTIP Network assets          1,400,738           -
















                          See accompanying notes

                               BUYERS UNITED, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS - (Unaudited)

                                  June 30, 2003

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


2.   Summary of Significant Accounting Policies

     Stock-Based Compensation: Employee compensation expense under stock options is reported using the intrinsic method. No stock-based compensation cost is reflected in net income (loss) applicable to common stockholders, since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effects on net income (loss) applicable to common stockholders and earnings (loss) per share if expense was measured using the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation:"


                                                                      Three months             Six months
                                                                      ended June 30,          ended June 30,
                                                                     2003       2002         2003       2002
                                                                  ---------- ----------    --------- ----------
  Net income (loss) applicable to common stockholders:
  ---------------------------------------------------
  As reported                                                     $ 185,475  $(134,515)    $ 378,836  $(294,505)
  Pro forma stock-option based compensation                         (88,677)  (187,214)     (157,809)  (374,429)
                                                                  ---------- ----------    ---------- ----------
  Pro forma net income (loss) applicable to common stockholders   $  96,798  $(321,729)    $ 221,027  $(668,934)
                                                                  ========== ==========    ========== ==========
  Basic and diluted net income (loss) per common share:
  ----------------------------------------------------
  As reported                                                     $    0.03  $   (0.02)     $   0.06  $   (0.05)
  Pro forma basic and diluted net income (loss) per common share  $    0.02  $   (0.06)     $   0.04  $   (0.12)

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

3.   Acquisitions

     I-Link Communications, Inc.
     On December 6, 2002, Buyers United entered into the Asset Purchase Agreement and Software License Agreement to purchase assets of I-Link, Inc., and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a real-time Internet protocol communications network (RTIP Network). Customer billings and related expenses incurred pursuant to a related Management Agreement between the parties have been included in Buyers United's results since December 6, 2002. The transaction closed effective May 1, 2003, at which time the Company began to recognize revenue earned and expenses incurred.

     The assets acquired include dedicated equipment required for operating the RTIP Network, customers of I-Link serviced through the network, and certain trademarks. In consideration for the assets and software license, Buyers United issued to I-Link 246,430 shares of Series B Convertible Preferred Stock with a fair market value of $1,400,738, assumed certain liabilities, and agreed to issue an additional 53,570 shares of Series B Convertible Preferred Stock in equal monthly installments over a term of 10 months commencing June 1, 2003, subject to satisfaction of certain conditions pertaining to provisioning of one of the former I-Link customers acquired in the transaction. As the shares are issued the increase in purchase price associated with the shares will be allocated to Customer Lists. The first three monthly installments totaling 16,071 shares have been issued and delivered to I-Link. Assuming the remaining 37,499 shares are issued and delivered to I-Link, Buyers United will have 837,800 shares of Series B Convertible Preferred Stock outstanding. If all of the shares of Series B Preferred Stock are issued to I-Link and converted to common stock, I-Link would hold approximately 12.11 percent of the outstanding common stock of Buyers, without giving effect to the exercise of conversion or purchase rights under any other outstanding shares of preferred stock, options, or warrants.

     In connection with the closing, the parties together with Counsel Corporation, an Ontario corporation, and Counsel Communications LLC, a Delaware limited liability company, both affiliates of I-Link, entered into a Reimbursement Agreement pursuant to which Counsel Corporation, Counsel Communications, and I-Link agreed to reimburse Buyers United for any loss sustained as a result of any claims asserted against the assets acquired from I-Link by certain creditors of I-Link. Out of the shares it received in the transaction I-Link deposited in escrow 40,000 shares that may be applied to reimburse any such loss. This is in addition to 25,000 shares I-Link received in the transaction that has been deposited in escrow under the Asset Purchase Agreement to satisfy any claims for indemnification under the Asset Purchase Agreement.

     The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. The following table presents a summary of the estimated fair values of the assets acquired and liabilities assumed as of May 1, 2003, the closing date of the transaction:

            Computer and telecommunications switching equipment     $  980,410
            Customer list                                              456,197
            License on technology and patents                          595,951
                                                                     ----------
               Total assets acquired                                 2,032,558
                                                                     ----------

            Accounts payable and accrued liabilities                   481,820
            Acquisition costs                                          150,000
                                                                     ----------
                Total liabilities assumed                              631,820
                                                                     ----------

                Net assets acquired                                 $1,400,738
                                                                     ==========

     The customer list and licensed technology will be amortized over a period of three to four years.

     The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

                                                  Three months ended           Six months ended
                                                       June 30,                     June 30,
                                                 2003          2002             2003        2002
                                              -----------  ------------     -----------  -----------
  Net revenue                                 $16,735,392  $  8,777,607     $33,812,136  $15,761,209
  Net income (loss) applicable to
    common stockholders                           139,962    (5,017,450)        266,354   (7,921,281)

  Net income (loss) per share - basic               $0.02        $(0.88)          $0.04       $(1.41)
  Net income (loss) per share - fully diluted       $0.02             *           $0.04            *

     * - The net loss attributable to common shareholders and shares used in computing the net loss per share attributable to common shareholders for the 2002 periods are based on the historical weighted average common shares outstanding. Common stock issuable upon the exercise of stock options, warrants, or the conversion of preferred stock have been excluded from the computation of net loss per share attributable to common shareholders as the effect would be anti-dilutive.

     These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable tangible and intangible assets arising from the acquisition. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods, or of results to be achieved in the future.

     Touch America
     On December 20, 2002, Buyers United entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase a substantial number of its long distance customers, including the carrier identification code used to service those customers. Buyers United did not purchase any accounts receivable, equipment, or other assets of Touch America. Buyers United agreed to pay to Touch America account receivable balances that predate the sale as collected by Buyers United, subject to certain fees payable to Buyers United. Buyers United made an initial payment of $3,000,000 to Touch America. The original purchase price was $6,750,000, but the parties subsequently entered into an amendment of the original purchase agreement on June 6, 2003 that provided for the purchase of additional customers from Touch America by Buyers and reduced the purchase price on the initial customer base to $6,098,000. Under the amendment the original bill of sale for the customers was amended and restated to correct certain inaccuracies in the customers originally sold to Buyers United in December 2002, and to add new customers purchased in June 2003. The new customers purchased include all customers that are actually transferred to Buyers United and use the long distance services of Buyers United during the month of August 2003 (the "New Customers"). The purchase price for this additional customer base will be 2.5 times the aggregate long distance service usage of the New Customers for August 2003. As of June 6, 2003, the Company had paid a total of $5,018,166 in cash towards the purchase price. The balance of the purchase price is payable in monthly installments equal to 7.2 percent of the collection during the preceding month on all customers acquired from Touch America.

4.   Long-term Debt

     In January and February 2003 the Company received $500,000 from the issuance of promissory notes payable, $400,000 of which came from three Directors of the Company. The unsecured notes bear interest at 12% and are due in 2004 through early 2005.

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

     In May and June 2003 the Company received $500,000 from the issuance of promissory notes payable. The notes are secured by computer and telecommunications equipment, bear interest at 12%, and are due in May and June 2006.

     In June 2003 the Company issued $1,400,000 in promissory notes for cash used primarily for purchasing customers from Touch America, Inc. (see note
     3). The notes are unsecured and bear interest at 10%, with principal and interest payable monthly. The principal paid each month equals 10% of billings collected during each monthly billing period from the acquired Touch America customers. After all principal is repaid, note holders will continue to receive 5% of such collected billings. There was a 5% commission paid to the sales agent in connection with the issuance of the notes.


5.   Capital Transactions

     On January 15, 2003, the Company Issued 15,000 shares of stock to one of its directors for providing a credit guaranty to one of its wholesale telecommunication service providers. The fair market value of the stock was $36,300.

     During June 2003, the Company initiated a program to repurchase outstanding common stock from shareholders of record with total holdings of 100 or fewer shares. The offering price per share is $1.75. As of August 12, 2003, the Company has repurchased 1,534 shares. The program will continue through the remainder of 2003 and is not expected to have a material impact on the financial statements of the Company.

     See note 3 above for discussion of preferred stock transaction related to the I-Link acquisition.


6.   Major suppliers

     Approximately 97% and 84% of the Company's cost of revenue during 2002 and 2001, respectively, was generated from three telecommunication providers. As of June 30, 2003, the Company owed $4,909,974 to these providers. The Company has entered into contractual agreements with these vendors. During 2002 two of these providers filed for bankruptcy protection under Chapter 11, and the other provider is currently being scrutinized by the Securities and Exchange Commission over certain accounting matters. Although the Company has not experienced a disruption of service and feels it could replace any one of these sources with other wholesale telecommunication service providers, the effect on the Company's operations of potentially losing any one or all three of these service providers is unknown.


7.   Subsequent events

     On July 5, 2003, the Company issued two 12% promissory notes to Theodore Stern, Chairman of the Board, aggregating $435,388. This amount represented unpaid interest accrued up to that date on virtually all of Mr. Stern's other promissory notes. These two new notes mature on July 5, 2005, and interest is payable monthly.

     During August of 2003, Buyers United agreed to purchase approximately 12,000 long distance customers or $300,000 in monthly revenue from Glyphics Communications (Glyphics). Buyers United agreed to pay Glyphics 2.25 times the current monthly revenue of purchased customers in monthly payments equal to a fixed percentage of the actual purchased customers cash receipts over an estimated nine month period. Buyers United will manage the purchased customers on behalf of Glyphics under a Transition Agreement until the transaction closes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Buyers United is a domestic telecommunications company that offers and sells a wide range of long distance and related communication service options to business and residential customers. In the past, Buyers United functioned as an aggregator and reseller of telecommunications services provided by others, and intends to pursue and develop this type of business. On December 6, 2002, Buyers United entered into the Asset Purchase Agreement and Software License Agreement to purchase assets of I-Link, Inc., and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a real-time Internet protocol communications network (RTIP Network). The transaction was closed effective May 1, 2003. This transaction will enable Buyers United to develop and offer enhanced services, such as fax to email, and transmit data and other communication services for a portion of the journey over the RTIP Network rather than entirely through third party providers.

On December 20, 2002, Buyers United entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase a substantial number of its long distance customers, including the carrier identification code used to service those customers. Buyers United did not purchase any accounts receivable, equipment, or other assets of Touch America. Buyers United agreed to pay to Touch America account receivable balances that predate the sale as collected by Buyers United, subject to certain fees payable to Buyers United. Buyers United made an initial payment of $3,000,000 to Touch America. The original purchase price was $6,750,000, but the parties subsequently entered into an amendment of the original purchase agreement on June 6, 2003 that provided for the purchase of additional customers from Touch America by Buyers and adjusted the purchase price. Under the amendment the original bill of sale for the customers was amended and restated to correct certain inaccuracies in the customers originally sold to Buyers United in December 2002 and to add new customers purchased in June 2003. The new customers purchased include all customers that are actually transferred to Buyers United and use the long distance services of Buyers United in the month of August 2003 (the "New Customers"). The total purchase price for all customers acquired from Touch America is $6,098,000 plus 2.5 times the aggregate long distance service usage of the New Customers for the month of August 2003. At June 6, 2003, Buyers United paid a total of $5,018,166 in cash towards the purchase price. The balance of the purchase price is payable in monthly installments equal to 7.2 percent of the collection during the preceding month on the customers acquired from Touch America.

Buyers United generates internal growth by pursuing multiple marketing avenues, including using independent agents, implementing promotional and rebate programs to attract customers, marketing through the Internet, and obtaining customers from unrelated marketing companies. Buyers United recently purchased a substantial number of long distance customers of Touch America, which resulted in a significant increase in Buyers United's customer base in 2003. Buyers United believes financial difficulties and uncertainty in the telecommunications industry that arose over the past two years may result in opportunities to acquire customers from unrelated companies, and intends to remain open to these opportunities.

Results of Operations

Total revenues increased 140% to $16.3 million for the three months ended June 30, 2003 as compared to $6.8 million for the same period in 2002. For the six months ended June 30, 2003 revenues increased 174% to $32 million as compared to $11.6 million for the same period in 2002. While the increase in revenue is primarily due to the Touch America transaction, we also generated growth internally during this period from ongoing promotional efforts, primarily involving independent agents and referrals from an online shopping comparison service.

Costs of  revenues  for the  three-month  period  ended June 30,  2003 were $8.6 million, a 134% increase as compared to $3.7 million incurred during the comparable three-month period for the prior year. For the six-month period ended June 30, 2003 costs of revenues increased to $17.3 million, a 179% increase as compared to $6.2 million incurred during the six-month period for the prior year. Such costs as a percentage of revenue for the three-month period ended June 30, 2003 were 53%, as compared to 54% during 2002 and 54% for the six months ended June 30, 2003 compared to 53% for same period in 2002. The increase in gross margin for the three month period ended June 30, 2003 as compared to the previous year is the result of a decrease in rates for long-distance minutes, along with a one-time credit from one of our long-distance service providers realized during the second quarter of 2003 for services provided during the first quarter of 2003. These savings were offset by costs related to an increase in customers using dedicated circuit services. This type of service typically has lower profit margins, but higher volumes than other types of long distance services. Lower gross margins during the six month period also resulted from a combination of integration efforts involved in the I-Link acquisition, along with slightly higher costs of Touch America customers. Buyers United agreed with Touch America on certain wholesale prices during a phase-in period after acquiring the customers. However, Buyers United immediately began switching new customers over to other lower-cost wholesale providers. Most of the customers were moved to new providers during the second quarter ended June 30, 2003, resulting in higher margins for these customers for the quarter.

Total operating expenses other than costs of revenues increased 155% during the quarter ended June 30, 2003 and 173% for the six months ended June 30, 2003 as compared to the same periods in 2002. These changes are a result of the following factors:

1 General and administrative costs in 2003's second quarter increased 127% to $4.1 million compared to $1.8 million in 2002's second quarter and costs increased 163% to $7.7 million for the six months ended June 30, 2003 compared to $2.9 million for the six months ended June 30, 2002. Increases are primarily due to expenses required to support Buyers United's significant revenue growth, and from expenses associated with the I-Link and Touch America transactions. The increased revenue levels, generated both during 2002 and subsequent to the transactions, necessitated the hiring of additional customer service and collection personnel. In addition, several former employees of I-Link were retained by Buyers United in order to continue operating and maintaining the RTIP Network, as well as to provide customer support and billing services. Buyers United also assumed certain office lease obligations of I-Link, which resulted in additional occupancy expenses.

2 Selling and promotion expenses increased 214% to $2.7 million during the second quarter of 2003 from $856,276 in 2002 and costs increased 192% to $5.0 million for the six months ended June 30, 2003 compared to $1.7 million for the six months ended June 30, 2002.. Such expenses as a percentage of revenue were 16.5% for 2003's second quarter as compared to 13% in 2002 and 15.8% for the six months ended June 30, 2003 compared with 14.8% for the same period in 2002. The increases resulted partly from the proportionate higher commission amounts paid on higher revenue. Selling and promotion expenses during 2003 also included higher amortization expenses associated with the deferred advertising costs and the customers acquired from Touch America.

Interest expense for the three-month period ended June 30, 2003 was $506,166, compared to $385,480 in 2002 and was $992,095 for the six months ended June 30,

2003 compared to $688,724 for the comparative period in 2002. The higher amount was the result of higher debt balances outstanding during 2003 as compared to the previous year.

Liquidity and Capital Resources

Buyers United's current ratio as of June 30, 2003 increased slightly to 0.54:1 from 0.51:1 at the end of 2002. The components of current assets and current liabilities that changed significantly since the end of 2002 were accounts receivable, other current assets, the current portion of long-term debt, and accrued liabilities.

Accounts receivable, accrued commission and rebates, accrued liabilities, and accounts payable all increased as a result of the higher revenue levels during the six months ended June 30, 2003 as compared to the same period in 2002. Accrued dividends increased as a result of the additional shares of preferred stock issued to I-Link, Inc. on May 1 and June 1, 2003, in connection with completing the acquisition of the RTIP Network.

The current portion of long-term debt declined 13%, due to ongoing payments on investor notes and the partial payoff and replacement of a $1,050,000 promissory note, previously due February 28, 2003. Buyers United retired its $1,050,000 note payable by paying $250,000 in cash and issuing a new promissory note for $800,000. In addition, Buyers United issued 50,000 shares of common stock in connection with the original agreement. The new note is unsecured and bears interest at 10%, payable monthly. Principal is also payable monthly based on 20% of billings during each monthly billing period from designated customers.

In January and February 2003, Buyers United received $500,000 from the issuance of promissory notes payable, $400,000 of which came from three Directors of Buyers United. The unsecured notes bear interest at 12% and are due in 2004 through early 2005.

In May and June 2003, Buyers United received $500,000 from the issuance of promissory notes payable. The notes are secured by computer and telecommunications equipment, bear interest at 12%, and are due in May and June 2006.

In June 2003, Buyers United initiated a program to repurchase outstanding common stock from shareholders of record with total holdings of 100 or fewer shares. The offering price per share is $1.75. The program will continue through the remainder of 2003 and is not expected to have a material impact on the financial statements of Buyers United.

In June 2003 Buyers United issued $1,400,000 in promissory notes for cash used primarily for purchasing customers from Touch America. The notes are unsecured and bear interest at 10%, with principal and interest payable monthly. The principal paid each month equals 10% of billings collected during each monthly billing period from the acquired Touch America customers. After all principal is repaid, note holders will continue to receive 5% of such collected billings. There was a 5% commission paid to the sales agent in connection with the issuance of the notes.

Buyers United has a line of credit agreement with RFC Capital Corporation. The facility allows the Company to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. Interest during 2002 was at prime plus 6%. At June 30, 2003, Buyers United had financed the maximum amount available based on eligible accounts receivable at that time. This amount, less draws by RFC applied against the outstanding amount, aggregated $893,587. The facility requires Buyers United to maintain a restricted cash account for the collection of the receivables. As of June 30, 2003 Buyers United had $949,137 of restricted cash associated with the RFC arrangement. On January 21, 2003, Buyers United and RFC Capital amended the facility to increase the available borrowing limit to $5 million, and decrease the interest rate to prime plus 3%. The amendment also extended the facility to January 21, 2006.

As of June 30, 2003, Buyers United had a working capital deficit of $8.9 million and an accumulated deficit of $25.7 million. Although these factors could raise doubt about Buyers United's ability to continue as a going concern, Buyers United did achieve profitability in 2002 and during the first six months of 2003. Management believes Buyers United will continue to be profitable throughout the remainder of 2003. In addition, all long and short-term notes payable are unsecured, of which, one-third are due to Company directors and officers. The majority of remaining notes have no stated maturity dates, and principal payments are variable dependent upon receivables collected from designated customers. Accordingly, management believes that cash flow associated with the payments on these notes, while significant, have manageable terms directly related to cash receipts which is expected to increase over the next few years.

As a result of the I-Link and Touch America acquisitions, Buyers United is currently experiencing significant revenue growth. While there can be no assurance that such will be the case, management believes that this increased level of revenue will continue throughout 2003.

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

Item 3.       CONTROLS AND PROCEDURES

With the participation of management, Buyers United's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on August 6, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Buyers United's filing of its interim report on Form 10-QSB for the quarterly period ended June 30, 2003.

Subsequent to August 6, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended June 30, 2003, there have been no significant changes in Buyers United's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action

                           PART II. OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In May and June 2003, Buyers United received $500,000 from the issuance of promissory notes payable. The notes are secured by computer and telecommunications equipment, bear interest at 12%, and are due in May and June 2006.

In June 2003 Buyers United issued $1,400,000 in promissory notes for cash used primarily for purchasing customers from Touch America. The notes are unsecured and bear interest at 10%, with principal and interest payable monthly. The principal paid each month equals 10% of billings collected during each monthly billing period from the acquired Touch America customers. After all principal is repaid, note holders will continue to receive 5% of such collected billings. There was a 5% commission paid to the sales agent in connection with the issuance of the notes.

In consideration for assets and a software license, Buyers United issued to I-Link, Inc. 246,430 shares of Series B Convertible Preferred Stock with a fair market value of $1,400,738, assumed certain liabilities, and agreed to issue an additional 53,570 shares of Series B Convertible Preferred Stock in equal monthly installments over a term of 10 months commencing June 1, 2003, subject to satisfaction of certain conditions pertaining to provisioning of one of the former I-Link customers acquired in the transaction. The first three monthly installments totaling 16,071 shares have been issued and delivered to I-Link. Assuming the remaining 37,499 shares are issued and delivered to I-Link, Buyers United will have 837,800 shares of Series B Convertible Preferred Stock outstanding. Assuming all of the shares of Series B Preferred Stock are issued to I-Link and converted to common stock, I-Link would hold approximately 12.11 percent of the outstanding common stock of Buyers, without giving effect to the exercise of conversion or purchase rights under any other outstanding shares of preferred stock, options, or warrants.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 17, 2003, the stockholders voted on the following matters:

     (1) Election of Theodore Stern, Gary Smith, Edward Dallin Bagley, and Steve Barnett as directors of Buyers United to serve for a term of one year and until their successors are duly elected and qualified;

     (2) Ratify of the appointment of Crowe, Chizek and Company LLP as independent public accountants of Buyers United for 2003; and

     (3)  Approve the Director Stock Option Plan.

     Each of the foregoing matters was approved or ratified by the stockholders. The number of votes cast on the foregoing matters is as follows:

                                                   For      Against    Abstain
Election of Directors:
      Theodore Stern                            4,778,097   163,949       -
      Gary Smith                                4,771,171   164,875       -
      Edward Dallin Bagley                      4,778,098   163,948       -
      Steve Barnett                             4,778,094   163,952       -

Appointment of Crowe, Chizek and Company LLP    4,923,476    15,541      3,029

Director Stock Option Plan                      2,647,533   541,618     61,496


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

      None.


Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

 Exhibit      SEC Ref.     Title of Document
   No.           No.

   10.1          10        Amendment No. 1 to the Asset Purchase Agreement
                           dated December 20, 2002 that was made June 6, 2003 by Buyers United and Touch America

   31.1          31        Certification of the Chief Executive Officer
                           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2          31        Certification of the Chief Financial Officer
                           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1          32        Certifications of the Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BUYERS UNITED, INC.


Date:  August 14, 2003         By: /s/ Theodore Stern, Chief Executive Officer
                                   -------------------------------------------


Date:  August 14, 2003         By: /s/ Paul Jarman, Chief Financial Officer
                                   ----------------------------------------