Form 10QSB
period 2003-09-30
BUYERS UNITED INC
filed 2003-11-14
CIK 1087934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: 6,577,086 shares of common stock as of October 31, 2003.


              Transitional Small Business Format: Yes [ ] No [ X ]

                                   FORM 10-QSB
                               BUYERS UNITED, INC.

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2003 and December 31, 2002 (unaudited)         3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended September 30, 2003 and 2002 (unaudited)   4

                  Condensed Consolidated Statements of Operations for the
                  Nine Months Ended September 30, 2003 and 2002 (unaudited)    5

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2003 and 2002 (unaudited)    6

                  Notes to Condensed Consolidated Financial Statements         8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                   12

         Item 3.  Controls and Procedures                                     16


PART II. OTHER INFORMATION


         Item 2.  Changes in Securities and Use of Proceeds                   17

         Item 5.  Other Information                                           17

         Item 6.  Exhibits and Reports on Form 8-K                            18

         Signatures                                                           18

                                           BUYERS UNITED, INC.

                           CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

                                                                   September 30,           December 31,
                                                                        2003                   2002
                                                                        ----                   ----
                           ASSETS
Current assets:
      Cash                                                     $        1,033,659     $           994,360
      Restricted cash                                                   1,163,586                 584,002
      Accounts receivable, net                                          8,984,067               5,650,214
      Other current assets                                                235,594                 214,869
                                                               -------------------    --------------------
            Total current assets                                       11,416,906               7,443,445

Property and equipment, net                                             1,880,854                 540,578

Other assets, net
    Customer lists                                                      6,063,383               3,000,000
    Technology and patents                                                533,872                       -
    Deferred advertising costs                                            990,537               1,776,124
    Other                                                                 446,145                 384,801
                                                               -------------------    --------------------
            Total other assets                                 $        8,033,937     $         5,160,925
                                                               -------------------    --------------------
            Total assets                                       $       21,331,697     $        13,144,948
                                                               ===================    ====================

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

      Line of credit                                           $        2,864,664     $         1,276,252
      Notes payable and capital leases                                  6,933,348               6,099,580
      Touch America and Glyphics obligations                            1,205,400                       -
      Accounts payable                                                  9,338,222               5,700,753
      Accrued liabilities                                                 893,431                 772,347
      Accrued dividends payable on preferred stock                        237,123                 377,688
      Accrued commissions and rebates                                     656,573                 493,639
                                                               -------------------    --------------------
            Total current liabilities                                  22,128,761              14,720,259

Notes payable and capital leases                                        2,115,432               3,887,803
                                                               -------------------    --------------------

            Total liabilities                                          24,244,193              18,608,062

Stockholders' deficit:
      Preferred stock                                                         265                     242
      Common stock                                                            655                     599
      Additional paid-in capital                                       18,225,339              16,019,376
      Warrants and options outstanding                                  4,592,514               4,592,514
      Deferred consulting fees                                             (9,548)                (25,174)
      Accumulated deficit                                             (25,721,721)            (26,050,671)
                                                               -------------------    --------------------
            Total stockholders' deficit                                (2,912,496)             (5,463,114)
                                                               -------------------    --------------------

            Total liabilities and stockholders' deficit         $     21,331,697      $        13,144,948
                                                               ===================    ====================

                                         See accompanying notes

                               BUYERS UNITED, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

                                                                           Three Months Ended September 30,
                                                                       -----------------------------------------
                                                                              2003                  2002
                                                                              ----                  ----
Revenues:
      Telecommunications services                                      $       16,439,065     $       8,646,946
      Other                                                                            -                  8,854
                                                                       -------------------    ------------------
            Total revenues                                                     16,439,065             8,655,800

Operating expenses:
      Costs of revenues                                                         8,849,635             4,763,227
      General and administrative                                                3,839,901             1,918,832
      Selling and promotion                                                     3,097,090             1,230,195
                                                                       -------------------    ------------------
            Total operating expenses                                           15,786,626             7,912,254
                                                                       -------------------    ------------------

            Income from operations                                                652,439               743,546

Other income (expense):
      Interest income                                                               3,689                 5,896
      Interest expense                                                           (468,890)             (431,834)
                                                                       -------------------    ------------------
            Total other expense, net                                             (465,201)             (425,938)
                                                                       -------------------    ------------------

            Net income                                                 $          187,238     $         317,608

8% Preferred dividends on Series A and B preferred stock                         (237,124)             (189,101)
                                                                       -------------------    ------------------

            Net income (loss) applicable to common stockholders        $          (49,886)    $         128,507
                                                                       ===================    ==================


Net income (loss) per common share:

            Basic                                                      $            (0.01)    $            0.02
            Diluted                                                                 (0.01)                 0.02


Weighted average common shares outstanding:
            Basic                                                               6,414,135             5,806,286
            Diluted                                                             7,372,521             5,806,286



                             See accompanying notes

                               BUYERS UNITED, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                        -----------------------------------------
                                                                              2003                   2002
                                                                              ----                   ----
Revenues:
      Telecommunications services                                       $      48,211,821     $       20,214,927
      Other                                                                             -                 44,415
                                                                        ------------------    -------------------
            Total revenues                                                     48,211,821             20,259,342

Operating expenses:
      Costs of revenues                                                        26,106,281             10,943,056
      General and administrative                                               11,571,010              4,650,156
      Selling and promotion                                                     8,119,473              3,163,130
                                                                        ------------------    -------------------
            Total operating expenses                                           45,796,764             18,756,342
                                                                        ------------------    -------------------

            Income from operations                                              2,415,057              1,503,000

Other income (expense):
      Interest income                                                               9,090                 12,698
      Interest expense                                                         (1,460,985)            (1,120,558)
                                                                        ------------------    -------------------
            Total other expense, net                                           (1,451,895)            (1,107,860)
                                                                        ------------------    -------------------

            Net income                                                  $         963,162     $          395,140

8% Preferred dividends on Series A and B preferred stock                         (634,212)              (561,138)
                                                                        ------------------    -------------------

            Net income (loss) applicable to common stockholders         $         328,950     $         (165,998)
                                                                        ==================    ===================

Net income (loss) per common share:

            Basic                                                       $            0.05     $            (0.03)
            Diluted                                                                  0.05                  (0.03)


Weighted average common shares outstanding:
            Basic                                                               6,285,038              5,672,462
            Diluted                                                             6,330,183              5,672,462


                             See accompanying notes

                               BUYERS UNITED, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                  --------------------------------------
                                                                                        2003                 2002
                                                                                        ----                 ----
Cash flows from operating activities:
      Net income                                                                  $        963,162    $         395,140
      Adjustments to reconcile net income to net cash used in
        operating activities:
            Depreciation and amortization                                                3,034,514              784,638
            Amortization included in interest expense resulting from
              issuing stock with notes                                                       5,312               23,375
            Amortization of discount on notes payable                                      340,480              151,858
            Amortization of note financing costs                                            97,598              133,587
            Amortization of deferred consulting fees                                        15,626               37,642
            Expense related to the grant of options to purchase common shares                    -               42,964
            Changes in operating assets and liabilities:
                  Accounts receivable                                                   (3,333,853)          (2,774,548)
                  Other assets                                                            (692,807)          (2,040,103)
                  Checks in excess of available cash balances                                    -             (186,866)
                  Accounts payable                                                       3,149,416            1,037,031
                  Accrued commissions and rebates                                          162,934               92,936
                  Accrued liabilities                                                      406,472              266,979
                                                                                  -----------------    -----------------

                        Net cash provided by (used in) operating activities              4,148,854           (2,035,367)
                                                                                  -----------------    -----------------

Cash flows from investing activities:
      Increase in other assets                                                             (52,125)             (88,387)
      Purchases of property and equipment                                                 (694,314)            (250,968)
                                                                                  -----------------    -----------------

                        Net cash used in investing activities                             (746,439)            (339,355)
                                                                                  -----------------    -----------------

Cash flows from financing activities:
      Restricted cash                                                                     (579,584)            (200,632)
      Net borrowings and payments under line of credit                                   1,588,412              878,376
      Borrowings under notes payable, net of debt issuance costs                         2,299,955            3,937,250
      Principal payments on notes payable and other long-term obligations               (6,656,656)          (1,249,031)
      Principal payments on capital lease obligations                                      (10,391)            (178,942)
      Repurchase of shares from stockholders with less than 100 shares                      (4,852)                   -
                                                                                  -----------------    -----------------

                        Net cash provided by (used in) financing activities             (3,363,116)           3,187,021
                                                                                  -----------------    -----------------

Net increase in cash                                                                        39,299              812,299
Cash at the beginning of the period                                                        994,360               57,100
                                                                                  -----------------    -----------------

Cash at the end of the period                                                     $      1,033,659     $        869,399
                                                                                  =================    =================


                             See accompanying notes

                               BUYERS UNITED, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)



                                                                                     Nine Months Ended September 30,
                                                                                  --------------------------------------
                                                                                        2003                 2002
                                                                                        ----                 ----

Supplemental cash flow information:
      Cash paid for interest                                                      $        860,827      $        666,883


Supplemental schedule of noncash investing and financing activities:
      Issuance of common shares in payment of preferred stock dividend                     768,544               750,352
      Issuance of common shares in payment of deferred financing costs                           -                49,548
      Issuance of common shares for officer's personal guranty                              36,300                     -
      Issuance of warrants with promissory notes                                                 -               186,886
      Accrual of dividend payable on preferred stock                                       634,212               561,138
      Retire and replace note payable                                                      800,000                     -
      Increase in Touch America obligation pursuant to amended agreement                 3,264,576                     -
      Issuance of preferred stock to acquire RTIP Network assets                         1,400,738                     -
      Convert accrued interest to note payable                                             435,388                     -
      Capital expenditures financed with capital lease obligation                          100,691                     -

                             See accompanying notes

                               BUYERS UNITED, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Unaudited)

                               September 30, 2003

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


                                                               Three months               Nine months
                                                            ended September 30,        ended September 30,

                                                            2003          2002          2003         2002
                                                            ----          ----          ----         ----
   Net income (loss) applicable to common stockholders:
   ---------------------------------------------------
   As reported                                            $( 49,886)   $ 128,507      $328,950    $(165,998)
   Pro forma stock-option based compensation               ( 57,567)    (187,214)     (215,376)    (561,642)
                                                          ----------   ----------     ---------   ----------
   Pro forma net income (loss) applicable to common
     stockholders                                         $(107,453)   $( 58,707)     $113,574    $(727,640)
                                                          ==========   ==========     =========   ==========

   Basic and diluted net income (loss) per common share:
   ----------------------------------------------------
   As reported:                                           $   (0.01)   $    0.02      $   0.05    $   (0.03)
   Pro forma basic and diluted net income (loss) per
     common share:                                        $   (0.02)   $   (0.01)     $   0.02    $   (0.13)

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

3.   Acquisitions

     I-Link Communications, Inc.
     On December 6, 2002, Buyers United entered into the Asset Purchase Agreement and Software License Agreement to purchase assets of I-Link, Inc., and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a Voice over Internet Protocol ("VoIP") Network. Customer billings and related expenses incurred pursuant to a related Management Agreement between the parties have been included in Buyers United's results since December 6, 2002. The transaction closed effective May 1, 2003, at which time the Company began to recognize revenue earned and expenses incurred.

     The assets acquired include dedicated equipment required for operating the VoIP Network, customers of I-Link serviced through the network, and certain trademarks. In consideration for the assets and software license, Buyers United issued to I-Link 246,430 shares of Series B Convertible Preferred Stock with a fair market value of $1,400,738, assumed certain liabilities, and agreed to issue an additional 53,570 shares of Series B Convertible Preferred Stock in equal monthly installments over a term of 10 months commencing June 1, 2003, subject to satisfaction of certain conditions pertaining to provisioning of one of the former I-Link customers acquired in the transaction. As the shares are issued the increase in purchase price associated with the shares will be allocated to Customer Lists. As of November 1, 2003, monthly installments totaling 32,142 shares have been issued and delivered to I-Link. Assuming the remaining 21,428 shares are issued and delivered to I-Link, Buyers United will have 837,800 shares of Series B Convertible Preferred Stock outstanding. If all of the shares of Series B Preferred Stock are issued to I-Link and converted to common stock, I-Link would hold 18.6 percent of the outstanding common stock of Buyers, without giving effect to any other common stock issuances including the exercise of conversion or purchase rights under other outstanding shares of preferred stock, options, or warrants.

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

   The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

                                                    Three months ended           Nine months ended
                                                       September 30,               September 30,
                                                 -------------------------   --------------------------
                                                     2003          2002          2003          2002
                                                 -----------   -----------   -----------   ------------
   Net revenue                                   $16,439,065   $10,548,249   $48,211,821   $ 26,265,043
   Net income (loss) applicable to
     common stockholders                             (49,886)   (1,626,026)      485,620     (9,410,768)

   Basic and diluted net income (loss) per share $     (0.01)  $     (0.28)  $      0.08   $      (1.41)

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

     Touch America
     On December 20, 2002, Buyers United entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase a substantial number of its long distance customers, including the carrier identification code used to service those customers. Buyers United did not purchase any accounts receivable, equipment, or other assets of Touch America. Buyers United agreed to pay to Touch America account receivable balances that predate the sale as collected by Buyers United, subject to certain fees payable to Buyers United. Buyers United made an initial payment of $3.0 million to Touch America. The original purchase price was $6.8 million, but the parties subsequently entered into an amendment of the original purchase agreement on June 6, 2003 that provided for the purchase of additional customers from Touch America by Buyers and reduced the purchase price on the initial customer base to $6.1 million. Under the amendment the original bill of sale for the customers was amended and restated to correct certain inaccuracies in the customers originally sold to Buyers United in December 2002, and to add new customers purchased in June 2003. The purchase price for this additional customer base was 2.5 times the long distance service usage of the New Customers during August
     2003 which aggregated $166,576, to be adjusted further for those new customers that trafficked after August. As of September 30, 2003, the Company had paid a total of $5.6 million in cash towards the purchase price. The balance of the purchase price is payable in monthly installments equal to 7.2 percent of the collection during the preceding month on all customers acquired from Touch America.

     Glyphics
     During August of 2003, Buyers United agreed to purchase approximately 12,000 long distance customers or approximately $200,000 in monthly revenue from Glyphics Communications, Inc. (Glyphics). The Company agreed to pay Glyphics a total of $543,558, payable monthly based in amounts equal to 30 percent of revenues collected from the customers during the preceding month. In addition, Buyers agreed to pay Glyphics a monthly sales commission of 5 percent until the purchase price is fully paid, after which Buyers will continue to pay Glyphics a 10 percent commission.

4.   Long-term Debt

     In January and February 2003 the Company received $500,000 from the issuance of promissory notes payable, $400,000 of which came from three Directors of the Company. The unsecured notes bear interest at 12 percent and are due in 2004 through early 2005.

     On February 28, 2003, the Company retired its $1.1 million note payable by paying $250,000 in cash and issuing a new promissory note for $800,000. In addition, the Company issued 50,000 shares of common stock in connection with the original agreement. The new note is unsecured and bears interest at 10 percent, payable monthly. Principal is also payable monthly based on a percentage of billings collected during each monthly billing period from designated customers.

     In May and June 2003 the Company received $500,000 from the issuance of promissory notes payable. The notes are secured by computer and telecommunications equipment, bear interest at 12 percent, and are due in May and June 2006.

     In June 2003 the Company issued $1.4 million in promissory notes for cash used primarily for purchasing customers from Touch America, Inc. (see note
     3). The notes are unsecured and bear interest at 10 percent, with principal and interest payable monthly. The principal paid each month is based on a percentage of billings collected during each monthly billing period from the acquired Touch America customers. After all principal is repaid, note holders will continue to receive 5 percent of such collected billings. There was a 5 percent commission paid to the sales agent in connection with the issuance of the notes.

     On July 5, 2003, the Company issued two 12 percent promissory notes to one of its directors aggregating $435,388. This amount represented unpaid interest accrued up to that date on virtually all of the director's other promissory notes. In September, the Company repaid one of the notes for $86,563. The remaining note matures on July 5, 2005, and interest is payable monthly.

     In September 2003 the Company entered into a three-year lease to finance the acquisition of new business software in the amount of $100,691. Monthly payments are $2,891, and the Company is accounting for the transaction as a capital lease.

5.   Capital Transactions

     On January 15, 2003, the Company issued 15,000 shares of stock to one of its directors for providing a credit guaranty to one of its wholesale telecommunication service providers. The fair market value of the stock was $36,300.

     During June 2003, the Company initiated a program to repurchase outstanding common stock from shareholders of record with total holdings of 100 or fewer shares. The offering price per share is $1.75. As of October 31, 2003, the Company had repurchased 2,772 shares. The program will continue through the remainder of 2003 and is not expected to have a material impact on the financial statements of the Company.

     See Note 3 above for discussion of preferred stock transaction related to the I-Link acquisition.

6.   Major suppliers

     Approximately 76 percent and 97 percent of the Company's cost of revenue during 2003 and 2002, respectively, was generated from three telecommunication providers. As of September 30, 2003, the Company owed $3.5 million to these providers. The Company has entered into contractual agreements with these vendors. During 2002 two of these providers filed for bankruptcy protection under Chapter 11, and the other provider is currently being scrutinized by the Securities and Exchange Commission over certain accounting matters. Although the Company has not experienced a disruption of service and feels it could replace any one of these sources with other wholesale telecommunication service providers, the effect on the Company's operations of potentially losing any one or all three of these service providers is unknown.

7.   Subsequent events

     In October 2003, the Company acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc. ("MyACD"), with a one-year option to purchase it at a predetermined price. During the term of the agreement, Buyers United has the sole right to manage sales, service, and billing of MyACD services. Under the agreement MyACD will continue to provide enhanced service development and configuration and Buyers United will reimburse MyACD for actual costs related to these activities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Buyers United is a domestic telecommunications company that offers and sells a wide range of long distance and related communication service options to business and residential customers. In the past we functioned as an aggregator and reseller of telecommunications services provided by others. We intend to continue to pursue and develop this type of business. In December 2002 Buyers United entered into agreements to purchase and manage assets of I-Link, Inc., and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a Voice over Internet Protocol ("VoIP") Network. We closed the transactions in May 2003. With these newly acquired assets we can now develop and offer enhanced services, such as fax to email, and transmit data and other communication services for a portion of the journey over the VoIP Network rather than entirely through third party providers.

In October 2003, Buyers United acquired the exclusive right to sell and manage the software-based enhanced telecommunications functions developed by MyACD, Inc. ("MyACD") with an option to purchase MyACD at a predetermined price. MyACD has developed proprietary software that enhances traditional communications by providing businesses with the capabilities of quality management voice recording, call routing to agents based on capability and proficiency, interactive voice response, real-time and historical management reporting and other features to improve the productivity of contact centers. We will use our VoIP Network for hosting and delivering the MyACD enhanced services to customers that are seeking more than traditional voice communications for their contact centers, so that we can offer a complete package of long-distance, data transmission, and enhanced telephony services. We believe there is a significant market for our single source approach to the telecommunications needs of business and institutional users, and we intend to focus on testing and developing this market over the next 12 months. During the initial term of the agreement, Buyers United has the sole right to manage sales, service, and billing of MyACD services. MyACD will continue to provide enhanced service development and configuration.

Also in December 2002, Buyers United entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase a substantial number of its switched voice telecommunication customers, including the carrier identification code used to service those customers. In June 2003, we amended the purchase agreement to acquire additional switched voice and dedicated telecommunications customers and correct discrepancies in the list of customers originally purchased in December 2002. The total purchase price was approximately $6.1 million, plus $166,576 which equaled 2.5 times the August 2003 service revenue of the new accounts acquired in June 2003. The purchase price will be adjusted further in the event additional customers are acquired at future dates. Buyers United made an initial payment of $3.0 million to Touch America in December 2002 and additional cash payments of $2.6 million through September 30, 2003. The balance of the purchase price as finally determined is payable monthly in an amount equal to 7.2 percent of Buyers United's monthly collections on the accounts acquired from Touch America.

We generate internal growth by pursuing multiple marketing avenues, including using independent agents, implementing promotional and rebate programs to attract customers, marketing through the Internet, and obtaining customers from unrelated marketing companies. Our recent purchase of telecommunication customers of Touch America has resulted in a significant increase in our customer base in 2003. We believe financial difficulties and uncertainty in the telecommunications industry that arose in 2002 may result in opportunities to acquire customers from unrelated companies, and we intend to remain open to these opportunities. At the present we are not evaluating any new acquisitions.

Results of Operations

Revenues
Total revenues increased 89.9% to $16.4 million for the three-months ended September 30, 2003 as compared to $8.6 million for the same period in 2002. For the nine months ended September 30, 2003 revenues increased 138.0 percent to $48.2 million as compared to $20.2 million for the same period in 2002. While the increase in revenue is primarily due to the Touch America transaction, we also generated growth internally from ongoing promotional efforts, primarily involving independent agents and referrals from an online shopping comparison service.

Costs of revenues
Costs of revenues for the three-month period ended September 30, 2003 were $8.8 million, a 85.8% increase as compared to $4.8 million incurred during the comparable three-month period for the prior year. For the nine-month period ended September 30, 2003 cost of revenues increased to $26.1 million, a 139 percent increase as compared to $10.9 million for the nine-month period ended September 30, 2003. Such costs as a percentage of revenue for the three-month period ended September 30, 2003 were 53.8%, as compared to 55.0% during 2002 and 54.1% for the nine-months ended September 30, 2003 compared to 54.0% for same period in 2002.

The increase in gross margin for the three-month period ended September 30, 2003 as compared to the previous year is the result of a decrease in rates for long-distance minutes. These savings were offset by costs related to an increase in customers using dedicated circuit services. This type of service typically has lower profit margins, but higher volumes than other types of long distance services.

Gross margin for the nine-month period ended September 30, 2003 remained constant as compared to the previous year. Factors contributing to no change include a decrease in rates for long-distance minutes offset by costs related to an increase in customers using dedicated circuit services. Also offsetting any decreases in rates were costs from a combination of integration efforts involved in the I-Link acquisition, along with slightly higher costs of Touch America customers. Buyers United agreed with Touch America on certain wholesale prices during a phase-in period after acquiring the customers.

General and administrative expenses
General and administrative expenses in the third quarter of 2003 increased 100.1% to $3.8 million compared to $1.9 million in the third quarter of 2002, and such expenses for the nine-months ended September 30, 2003 increased 148.8 percent to $11.6 million compared to $4.7 million for the nine-months ended September 30, 2002. The increase is due to expenses required to support Buyers United's significant revenue growth, and costs associated with the I-Link and Touch America transactions. To meet the needs of increased revenue levels we hired additional customer service and collection personnel. In addition, we have increased costs related to research and development of new products being sold and used on our VoIP Network. Over the next several quarters we will continue to allocate resources for the development of additional products related to the VoIP Network and the MyACD technology.

Selling and promotion expenses
Selling and promotion expenses increased 151.8% to $3.1 million during the third quarter of 2003 from $1.2 million for the same period in 2002 and such expenses increased 156.7% to $8.1 million for the nine-months ended September 30, 2003 compared to $3.2 million for the nine-months ended September 30, 2002. Selling and promotion expenses as a percentage of revenue were 16.8% for the nine-months ended September 30, 2003 compared with 15.6% for the same period in 2002. The increase resulted from higher commissions paid on increased revenue. Also contributing to the increase in expenses were higher amortization expenses associated with deferred advertising costs and the customer lists acquired from Touch America.

Other income (expense)
Interest expense for the three-month period ended September 30, 2003 was $468,890, compared to $431,834 in 2002 and was $1.5 million for the nine-months ended September 30, 2003 compared to $1.1 million for the comparative period in 2002. The increase in interest expense was the result of higher debt balances outstanding throughout 2003 compared to 2002.

Net income (loss)

Net loss applicable to common stockholders is $49,886 for the three-months ended September 30, 2003 compared to net income of $128,507 for the same quarter in 2002. This loss for the quarter is attributable to higher costs related to the development of new products being sold and used in our VoIP Network. Also contributing to the loss was a substantial increase in selling and promotion expenses, including commissions on sales and amortization of customer lists. Also contributing to this difference was an increase in dividends payable on preferred stock resulting from the issuance of additional shares of Series B Convertible Preferred Stock in May 2003 to complete the acquisition of the I-Link assets. We expect these factors to continue to impact our profitability over the next several quarters. Notwithstanding the loss for the third quarter of 2003, Buyers United recognized net income applicable to common stockholders of $328,950 for the nine-months ended September 30, 2003 compared to a net loss of $165,998 for the same period in 2002. This difference is attributable to maintaining gross margins of 46 percent on a significant increase in revenues. Under the current economic conditions we are unable to predict whether we can maintain a similar gross margin on future revenues.

Liquidity and Capital Resources

Buyers United's current ratio as of September 30, 2003 increased slightly to 0.52:1 from 0.51:1 at December 31, 2002. The components of current assets and current liabilities that changed significantly since the end of 2002 were accounts receivable, other current assets, the current portion of long-term debt, and accrued liabilities.

Accounts receivable, accrued commission and rebates, accrued liabilities, and accounts payable all increased as a result of the higher revenue levels during the nine-months ended September 30, 2003 as compared to the same period in 2002. Included in accounts payable are amounts due to various government agencies for fees and taxes. These obligations have increased due to the significant increase in related revenue. Accrued dividends increased as a result of the additional shares of preferred stock issued to I-Link, Inc., in connection with completing the acquisition of the VoIP Network.

Notes payable increased 2.7 percent, due to the net effect of ongoing payments on investor notes, increase in unsecured promissory notes (described below) and the increase in obligations for the purchase of customer lists.

In January 2003, Buyers United retired a $1.1 million promissory note, previously due February 28, 2003 by paying $250,000 in cash and issuing a new promissory note for $800,000. In addition, Buyers United issued 50,000 shares of common stock in connection with the original agreement. The new note is unsecured and bears interest at ten percent, payable monthly. Principal is also payable monthly based on a percentage of billings during each monthly billing period from designated customers.

In January and February 2003, Buyers United received $500,000 from the issuance of promissory notes payable, $400,000 of which came from three Directors of Buyers United. The unsecured notes bear interest at 12 percent and are due in 2004 and 2005.

In May and June 2003,  Buyers  United  received  $500,000  from the  issuance of
promissory   notes   payable.   The   notes  are   secured   by   computer   and
telecommunications equipment, bear interest at 12 percent, and are due in 2006.

In June 2003 Buyers United issued $1.4 million in promissory notes for cash used primarily for purchasing customers from Touch America. The notes are unsecured and bear interest at ten percent, with principal and interest payable monthly. The principal paid each month is based on a percentage of billings collected during each monthly billing period from the acquired Touch America customers. After all principal is repaid, note holders will continue to receive approximately ten percent of such collected billings. There was a five percent commission paid to the sales agent in connection with the issuance of the notes.

In June 2003, Buyers United initiated a program to repurchase outstanding common stock from shareholders of record with total holdings of 100 or fewer shares. The offering price per share was $1.75. The program did not have a material impact on the financial statements of Buyers United.

Buyers United has a line of credit agreement with RFC Capital Corporation that expires in January 2006. The available borrowing limit to $5 million, the current interest rate is prime plus three percent, and the interest rate during 2002 was prime plus six percent. The facility allows the Company to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. On September 30, 2003, Buyers United had financed the maximum amount available based on eligible accounts receivable at that time. This amount, less draws by RFC applied against the outstanding amount, aggregated $2.9 million. The facility requires Buyers United to maintain a restricted cash account for the collection of the receivables. As of September 30, 2003, Buyers United had $1.1 million of restricted cash associated with the RFC arrangement.

As of September 30, 2003, Buyers United had a working capital deficit of $10.6 million and stockholders' deficit of $2.9 million. Although these factors could raise doubt about Buyers United's ability to continue as a going concern, Buyers United did achieve profitability in 2002 and during the first nine-months of 2003. Management believes Buyers United will continue to be profitable throughout the remainder of 2003. In addition, the majority of long and short-term notes payable are unsecured, of which, one-third are due to Company directors and officers. The majority of remaining notes are non-recourse with no stated maturity dates, and principal payments are variable dependent upon receivables collected from designated customers. Accordingly, management believes that cash flow associated with the payments on these notes, while significant, have manageable terms directly related to cash receipts which are expected to increase over the next few years.

Critical accounting policies and estimates

Revenue Recognition - Buyers United's revenue recognition policy with respect to reseller agreements is to record gross revenues and receivables from customers when Buyers United acts as principal in the transaction; takes title to the products or services; and has risks and rewards of ownership, such as risk of loss for collection, delivery, or returns. Revenues from sales of services are recognized upon providing the services to the customers.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable is comprised of amounts billed and billable to customers, net of an allowance for uncollectible amounts. The allowance for doubtful accounts is estimated by management and is based on specific information about customer accounts, past loss experience, and general economic conditions. An account is written off by management when deemed uncollectible, although collections efforts may continue.

Property and Equipment - Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," Buyers United capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements.

Advertising Costs - Buyers United advertises its services through traditional venues such as print media to the general public. Costs associated with these advertising efforts are expensed as incurred.

In addition to the traditional advertising means noted above, Buyers United participates in a direct response advertising campaign with a web-based comparison shopping service. Through this campaign Buyers United's name and the service it provides are displayed on the advertising company's website. Buyers United is obligated to pay a referral fee when a customer signs up for services.

The fees associated with this campaign are deferred and amortized over the period during which future benefits are expected to be received, which is approximately 24 months.

Debt Issuance Costs - As an inducement to various investors, shareholders, and board members to lend monies to Buyers United, shares of common stock and warrants to purchase shares of common stock were issued to them. The fair market value of those shares at the date of issuance has been capitalized as debt issuance costs and is being amortized over the life of the loans.

Income Taxes - Buyers United recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.
Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

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


Item 3.  CONTROLS AND PROCEDURES

With the participation of management, Buyers United's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on November 11, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Buyers United's filing of its interim report on Form 10-QSB for the quarterly period ended September 30, 2003.

Subsequent to November 11, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2003, there have been no significant changes in Buyers United's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first half of 2003, preferred stock dividends amounted to $397,089, consisting of $147,974 on outstanding shares of Series A 8 percent cumulative convertible preferred stock, and $249,115 on outstanding shares of Series B 8 percent cumulative convertible preferred stock. These dividends were paid through the issuance of 227,145 shares of common stock to the holders of the preferred stock on August 27, 2003.

On July 5, 2003, the Company issued two 12 percent promissory notes to a director of the Company aggregating $435,388. This amount represented unpaid interest accrued up to that date on virtually all of the director's other promissory notes. In September, the Company repaid one of the notes for $86,563. The remaining note matures on July 5, 2005, and interest is payable monthly. The notes were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 or Regulation D promulgated there under.


Item 5.  OTHER INFORMATION

     On September 10, 2003, Buyers United filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effective on October 16, 2003. Through the registration statement we registered for resale 8,779,333 shares of the common stock that may be sold from time to time by the selling security holders listed in the registration statement. The selling security holders own

     o    Warrants to purchase 109,375 shares at a price of $1.25 per share
     o    Warrants to purchase 4,466,856 shares at a price of $2.00 per share
     o    Warrants to purchase 672,700 shares at a price of $2.50 per share
     o Options to purchase 2,189,152 shares at prices ranging from $2.00 to $5.392 per share
     o Convertible notes in the amount of $1,162,500 convertible at $2.00 per share
     o Convertible notes in the amount of $1,775,000 convertible at $2.50 per share
     o    50,000 shares of common stock

Buyers United will receive the proceeds from any exercise of warrants and options and will benefit from extinguishment of the debt represented by the conversion of any convertible notes, but will not receive any proceeds or benefit from the resale of the shares by the selling security holders. As of October 31, 2003 a total of 22,500 warrants had been exercised at an aggregate purchase price of $43,750. There is no assurance, however, that a significant number of the warrants or options will be exercised or convertible notes converted.

Sales of a substantial number of the registered shares of our common stock in the public markets, or a perception that these sales may occur, could cause the market price of our stock to decline, which could adversely affect an investment in our stock and could materially impair our ability to raise capital through the sale of additional equity securities. The holders of the outstanding warrants, options, and convertible securities have the opportunity to profit from a rise in the value or market price of our common stock by exercising purchase or conversion rights when we could obtain equity capital on more favorable terms than those contained in these securities.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

         None.


Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

 Exhibit     SEC Ref.    Title of Document
   No.          No.

  10.1          10       Cooperation and Management Agreement between Buyers
                         United and MyACD, Inc., dated October 1, 2003, without schedules*

  10.2          10       Purchase Option Agreement between Buyers United,
                         Michael L. Shelton and David O. Peterson dated October
                         1, 2003, without exhibits**

  31.1          31       Certification of the Chief Executive Officer pursuant
                         to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2          31       Certification of the Chief Financial Officer pursuant
                         to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1          32       Certifications of the Chief Executive Officer and Chief
                         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* The excluded  schedules are:  Schedule I - Buyers United  Existing  Customers;
Schedule II - MyACD Customers; Schedule III - Enhanced Services Marketing Budget; Schedule IV - Monthly Budget Payments; and Schedule V - Revised Wholesale Services Agreement Pricing.

** The excluded exhibits are: Exhibit A - Form of Term Note; Exhibit B - Form of Security and Pledge Agreement; Exhibit C - Form of Term Note; Exhibit D - Form of Security and Pledge Agreement; Exhibit E - Form of Employment Agreement; Exhibit F - Form of Stock Option Grant; and Exhibit G - Form of Employment Agreement.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BUYERS UNITED, INC.


Date:  November 13, 2003        By: /s/ Theodore Stern, Chief Executive Officer
                                    -------------------------------------------


Date:  November 13, 2003        By: /s/ David R. Grow, Chief Financial Officer
                                    ------------------------------------------