Form 10KSB
period 2003-12-31
BUYERS UNITED INC
filed 2004-03-30
CIK 1087934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or

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

The issuer's revenues for its most recent fiscal year:  $63,312,964.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 15, 2004, was $28,739,284.

As of March 15, 2004, the Registrant had outstanding 12,994,079 shares of Common Stock, par value $0.0001.

                                TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                                    Page

Part I

1.    Description of Business                                                3

2.    Description of Property                                               12

3.    Legal Proceedings                                                     13

4.    Submission of Matters to a Vote of Security Holders                   14

Part II

5.    Market for Common Equity and Related Stockholder Matters              14

6.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                             15

7.    Financial Statements                                                  18

8.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                                  18

8A.   Controls and Procedures                                               18


Part III

9.    Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act                     21

10.   Executive Compensation                                                23

11.   Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters                                       26

12.   Certain Relationships and Related Transactions                        27

13.   Exhibits and Reports on Form 8-K                                      29

14.   Principal Accountant Fees and Services                                31

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

     Buyers United, Inc. is a telecommunications company that offers a wide range of long distance, toll free, data transmission, and related communication service options at competitive prices, and provides to its customers a standard of service it believes is comparable to other industry participants. The telecommunications services we offer include the following:

     o     Switched long distance services to business and residential customers
     o     Dedicated access long distance service
     o     Toll-free 800/888/877/866 services
     o     Dedicated data transmission
     o     Private line data services
     o     Calling card services
     o     Conference calling
     o     Automatic call distribution
     o     Interactive voice response
     o     Outbound dialing and voice message broadcasting
     o     Fax to email
     o     Voice mail
     o     Real time account management

      These services can be offered individually, or in a suite of services tailored to a customer's needs. During 2003 we acquired and integrated into our operations a voice over Internet protocol network (VoIP Network) that enables us to offer a number of services in the form of software solutions that are delivered through our VoIP Network.

     For the past eight years Buyers United has been engaged in the business of reselling telecommunication services provided by others to Buyers United at wholesale rates. Domestic long distance services make up a major portion of our sales with the other services listed above making smaller contributions to our sales mix.

     Buyers United now services approximately 150,000 business and residential consumers across America. We have refined our business model over the past several years to address specific niche opportunities in the vast communications industry. Our brand, United Carrier Networks (UCN), was adopted in the last quarter of 2001 for providing our services to business customers. We previously used the brand name BuyersOnline to service residential customers.

     Buyers United is now marketing its services primarily through independent agents to business customers. Our UCN web site supports the marketing effort of our agents by providing a resource for exploring and selecting the specialized services and options we offer business customers. During the past year we acquired both business and residential customers by purchase from other providers and may consider opportunities for additional purchases in the future, although at the present time we are not considering any purchase opportunities.

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

Recent developments

     In March 2004 Buyers United sold 3,782,000 shares of common stock at $2.30 per share, or a total of approximately $8.7 million, in a private placement to institutional and accredited investors. Net proceeds of the offering after placement fees and expenses were approximately $8.1 million. The net proceeds of the private placement are intended to be used for various corporate purposes, including sales and marketing related programs, funding further development of our VoIP Network, reducing debt, and for working capital and other general corporate purposes. Buyers United intends to file a registration statement under the Securities Act of 1933 to permit resale of the shares sold in the offering.

     Buyers United entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $750,000 in February 2004. Closing of the acquisition was subject to complying with applicable federal and state regulation pertaining to transfer of the customers. All of the regulatory requirements were satisfied and the acquisition of the customers is completed.

     In October 2003, Buyers United acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc., with a one-year option to purchase MyACD. MyACD develops and distributes telephony software solutions for call center traffic management and related functions that Buyers United can now offer to its customers over its VoIP Network. During the term of the agreement, Buyers United has the sole right to manage sales, service and billing of MyACD services. Under the agreement MyACD will continue to provide enhanced service development and configuration and Buyers United will reimburse MyACD for actual costs related to these activities.

     During August 2003, Buyers United purchased approximately 12,000 long distance customers from Glyphics Communications, Inc. for $543,558.

     In December 2002, Buyers United entered into an agreement to purchase assets of Acceris Communications Inc. (formerly I-Link, Inc.) and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by Acceris, all of which comprise the VoIP Network we now own and operate. Concurrently with the agreement for the purchase of the assets, Buyers United assumed management of the assets to be acquired pending the closing of the purchase. The transaction was closed in May 2003, with several outstanding accounts to reconcile. The assets acquired include dedicated equipment required for operating the VoIP Network, customers of I-Link Communications serviced through the network, and certain trademarks. In consideration for the assets and software license, Buyers United issued to Acceris 300,000 shares of Series B Convertible Preferred Stock. This preferred stock was converted to 1,500,000 common shares in March 2004 pursuant to an agreement with Acceris that resolved the open account issues, allowed Acceris to sell 750,000 of the converted common shares to the same investors that purchased Buyers United common stock in March 2004, and granted to Acceris the right to include its common stock in any registration statement we file for the March investors.

     On December 20, 2002, Buyers United entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase a substantial number of its switched voice telecommunication customers, including the carrier identification code used to service those customers. In June 2003, we amended the purchase agreement to acquire additional switched voice and dedicated telecommunications customers and correct discrepancies in the list of customers originally purchased in December 2002. Buyers United did not purchase any accounts receivable, equipment, or other assets of Touch America. The total purchase price was $6.5 million. Buyers United made an initial payment of $3 million to Touch America in December 2002 and has made additional cash payments totaling $3.4 million through March 4, 2004. The balance of $93,988 is expected to be paid in April 2004.

Services and products

     Buyers United is an aggregator and provider of telecommunications services. As an aggregator we mean that we contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these various services to our customers. We are also a provider, in that we operate a dedicated VoIP Network and advanced customer contact handling/management software applications that enable us to offer enhanced services to our customers. The variety of services and products we offer enables the customer to buy only those telecommunications services it needs from one source, combine those services in a customized package, receive one bill for those services, and make one call to Buyers United if a service problem or billing issue arises. The separate services Buyers United can sell singly or bundled to meet customer needs include:

     o Switched long distance service to business and residential customers. This is traditional 1+ long distance service. The customer dials the long-distance number and the local exchange carrier switches the call to the long distance provider we have designated for the customer based on the customer's account selections. We bill the customer for the long distance service at the applicable retail rate, as well as local access fees for the local exchange carrier, taxes, and universal service fund charges.

     o Dedicated access long distance service. Some business customers require multiple line concurrent long distance access for high volume telemarketing or call center operations. Dedicated access connects the customer directly to the long distance carrier, by-passing the local exchange carrier, through a T-1 or higher capacity local loop connection. We bill the customer for the local loop connection and for the long distance service.

     o Toll-free 800/888/877/866 services. Toll free calling service allows clients of our customer to call into the customer at the customer's expense, rather than the client's expense. This is a service traditionally used by our business customers. We own and assign the toll free numbers to our customers and bill our customers for the toll free number and the long distance service.

     o Dedicated data transmission. This is similar to dedicated access long distance service, except the primary use is for data transmission, such as Internet access, and the local loop is connected to the Internet through one of our providers. We bill the customer for the local loop connection and for Internet access fees.

     o Private line data services. This type of services is provided through a T-1 or higher capacity circuit, and encompasses a variety of data transmission media, including Frame Relay, dedicated Internet access or Asynchronous Transfer Mode (ATM) data networks. Each of these data products rely on a shared network architecture where the bandwidth on the network backbone is shared by the users connected into these networks. Customers frequently select these types of networks because it is much more cost-effective than installing a private line network, or because of the need to access the public Internet.

     o Calling card services. The calling card feature is often provided with our switched and dedicated long distance services. The calling card allows the customer to use a toll free number and PIN to make long distance calls from any location on its account. We bill the customer for the long distance service.

     o Conference calling. This service allows a customer to interconnect simultaneously a number of callers for conference purposes. This feature is of particular value to business customers that have a need for multiple members of the organization to speak together from remote locations on a periodic basis. The customer is assigned a toll free number and PIN that allows each participant in the conference call to access the call simply by dialing the toll free number and entering the PIN when prompted. We bill the customer for the conference call feature and the long distance minutes of each participant in the conference call.

     o Outbound dialing and voice message broadcasting. This is the ability to allow a customer to automatically dial outbound and to broadcast voice messages to predefined lists. Customers can pay by the call, by the minute or by the port. They can also link directly to their own database to automatically generate call lists with sophisticated call scheduling capabilities. They can also choose between autodial (one at a time), powerdial (dial sequentially through a list), or predictive dialers (computer algorithms with dial ahead to screen out busies, no answers, etc.).

     o Fax to Email. This service allows a customer to send or receive faxes through an Email address with the customer's personal computer.

     o Voice mail. This feature allows customers to receive, store, forward, and access voice mail messages.

     o Real time service account management on the Internet. Real time management allows the customer to redirect phone calls received during the day to the customer's location. For example, the customer can access its account through the Internet and direct that phone calls be forwarded to wherever the customer happens to be during the day - office, home, cellular phone, or other location. With its personal computer, the customer can review billing on its account, make service inquiries, or add or remove services, all over the Internet.

     In addition, Buyers United offers a flexible set of advanced call center traffic handling/management applications, such as skills-based routing, automated call distribution, automated interactive voice response, database integration with the call handling technology, multimedia contact handling (voice, fax, email, chat), and management reporting features. These capabilities have previously been available only by purchasing and integrating expensive equipment at substantial installation expense, so only the large call center operations with 200 or more agents on call at any one time could afford to establish these capabilities. Buyers United can deliver the same capabilities through a software solution hosted on our VoIP Network at a much lower cost that makes it possible for the smaller traditional call center to make the transition to a full-featured contact center with improved agent productivity and the ability to respond quickly to customer requirements for voice, email, fax and/or chat contact methods.

     The Buyers United inNetwork(TM) family of products is a set of pre-integrated application services hosted within our VoIP Network designed to meet the needs of call centers and other businesses that demand greater contact flexibility. Current products include inContact(TM), a complete set of advanced contact handling/contact management software applications (as referenced in the above paragraph), plus additional features for handling multi-media contact methods - voice plus email, fax or web chat. InControl(TM) is a rapid application development tool with a visual drag and drop programming interface for creating or modifying contact routing processes.

Marketing strategy

     By the end of 2001, Buyers United employed two distinct brands for our telecommunications services, "UCN" or "United Carrier Networks" for commercial and business customers, and "BOL" or "BuyersOnline" for residential customers. We are now focusing on promoting "UCN" or "United Carrier Networks" for all of our service offerings, so toward the end of 2003 we discontinued marketing to residential customers, and discontinued the BuyersOnline brand name. Our plan is to change our name to "UCN" or a similar variation in 2004.

     We market our services  primarily  through  independent  sales  agents.  We engage independent telecommunications agents around the country who sell primarily to commercial and business customers. Independent agents are responsible for a substantial amount of annual U.S. telecommunication sales to commercial and business users. The service presentation we developed for UCN is targeted to the independent agent, and is intended to make available to the agent a coordinated package of services designed to be attractive to commercial and business customers. With UCN our marketing effort focuses on providing businesses with the ability to access multiple long distance carriers with which we have agreements to resell services, allowing the business owners to choose services provided through various long distance providers. A business customer can choose various services from any or all of the different telecommunications providers we use, yet only have to contract through UCN for the selected services. The business customer is not required to deal with these carriers separately. UCN provides a single source for customer service, regardless of how many networks the business uses, and sends a single billing statement that combines all of the services used from any combination of wholesale service providers.

     We have been, and should continue to be, successful in engaging independent agents because our package of services appeals to commercial and business customers, and because of our back office support infrastructure, incentive programs, customer retention efforts, and additional product/service revenue opportunities. Buyers United earned the "2002 Agent's Choice Award" in March 2003 from the Agent Alliance, a national trade association of independent telecom agents. The award was given in recognition of the effectiveness of our customer service and support programs.

     Buyers United's early growth came from the residential consumer long-distance market. We plan to continue providing our services to residential customers using the UCN brand. We do not intend, however, to pursue an active marketing effort in the residential market because we believe our resources are better used in pursuing business customers. We had a substantial increase in residential customers over the past year as a result of the Touch America transaction.

Provisioning

     Buyers United is a reseller of domestic and international long distance and other services provided by national and regional providers. Our primary providers are MCI, Qwest, Global Crossing, AT&T, Dancris, WilTel, and CNM.

Buyers United resells switched long distance minutes that it has contracted to obtain from our providers at wholesale rates that averaged 54.0 percent of the retail rates charged to customers in 2002 and 53.3 percent in 2003. In 2002 and 2003, retail rates were between $0.02 and $0.08 per minute for switched domestic long distance. International rates vary substantially on the basis of the country and number called, but we believe our rates are comparable to rates available from our competitors.

     The contracts with our providers are standard and customary in the industry, requiring payment net 30 days for minutes used in a month and designate Buyers United as the point of contact for all customer service calls. These agreements are for one to three years and are generally renewable at the end of each contract term, when rates are often renegotiated on the basis of prevailing rates in the industry. We are responsible for all customer billing and collections, so that as far as the customer is concerned we are the long distance service provider. Qwest and Global Crossing accounted for approximately 80 percent of our cost of revenues in 2002 and 70 percent in 2003.

     Buyers United also acquires its other services from its providers at rates or fees fixed in our contracts, which include dedicated long distance service, toll-free 800/888/877/866 services, dedicated data transmission service, and calling cards. These services are billed to us at rates or fees stated in our contracts with the providers and are payable on the same terms as switched long distance service.

     We maintain a call center in Bluffdale, Utah for receiving customer service and billing inquiries. Presently we employ approximately 62 customer service personnel to respond to customer calls, and our call center specialists are available from 7:00 a.m. to 10:00 p.m. Monday through Friday and 8:00 a.m. to 5:00 p.m. on Saturday. We also provide emergency service 24-hours a day, seven days a week. We place a high priority on customer service, since we believe that when our rates are similar to rates offered by our competitors, service is a primary factor in acquiring and retaining customers.

     The VoIP Network enables our customers to use existing telephone, fax machine, pager, or modem equipment to achieve high-quality communications through Internet Protocol technology. The VoIP Network consists of a fully integrated dedicated network of equipment and leased telecommunications lines augmented by the licensed I-Link "softswitch" software. It provides the necessary operational platform for the enhanced services we began offering in the third quarter of 2003 and is adaptable for use with new or specialized service applications developed by others. The VoIP Network is a data packet-based network that ties together local loop dial-up and broadband connections via gateways located in New York, Salt Lake City, Dallas, and Los Angeles. Each of these gateways consists of off-the-shelf hardware elements and the softswitch software. The softswitch software can distinguish among and "handle" voice, fax, and modem communications as programmed for the customer's suite of service selections. Handle means the voice or data transmission can be delivered directly, redirected (to a different location), redistributed (to a different or multiple recipients), stored for later delivery, or altered (such as converting a fax to email).

     The VoIP Network allows us to provide cost advantages over traditional transmission networks with respect to both lower transmission cost and lower capital infrastructure cost. Lower transmission cost results from transmitting long distance traffic over the network between our gateways for retransmission, which has greater capacity because transmissions are converted to data packets and transmitted concurrently over the network bandwidth capacity. Access and transmission costs for our VoIP network are less than traditional transmission networks. The second component of cost advantages is lower capital infrastructure costs. In a traditional telecommunications network, each service -- voicemail, fax mail, conference calling, and single number forwarding -- must be processed through one or more separate hardware switches. We offer all of these services through the VoIP Network as modified or as new software applications are added to the network software platform, which is less expensive than purchasing and maintaining hardware switches. It is this ability to host different software applications on the VoIP Network to configure the software to deliver different connectivity solutions that enables us to offer the inNetwork(TM) family of products to call centers and other businesses that demand greater contact flexibility.

     We began integrating this network with our traditional provider network systems and service offerings in the first quarter of 2003 and completed the process in the third quarter of 2003. While we believe the VoIP Network will lower our costs of operation in 2004 and generate internal growth from enhanced service products, we cannot predict whether these lower costs or growth will be significant.

Technology and our business

     Buyers United has always leveraged information technology to create consistent streamlined business processes. Buyers United relies on the following systems, which represent its current technology initiatives:

     o Automatic customer call distribution. This system is a unified solution for managing customer communications that integrates telephone, email, fax, web text chat, and co-browsing into a unified interface. The distribution system enables Buyers United to enhance customer relationships, reduce costs, and improve the management of all types of business communications.

     o BuyersUnitedDashboard (BUD) is a customer service software application that provides a single interface for call center representatives to perform their service tasks. BUD utilizes a "wizard" interface methodology that simplifies the customer service representatives' daily tasks by breaking them into smaller steps. The "wizard" framework provides increased quality and consistency into our customer service model.

     o CostGuard(R), is a fully convergent, open and flexible billing system designed to facilitate collaboration among customer service representatives, business affiliates, and customers. Customers can access the system through a standard web-browser to initiate and fulfill billing and service tasks. Buyers United believes the CostGuard system provides a consistent and flexible billing solution that supports our current needs and is expandable for future growth.

     o The VoIP Network employs an architecture emphasizing security, reliability, and carrier diversity. A "Security in Layers" approach has been adopted utilizing security enforcement points comprised of inspection firewalls, packet filters, and intrusion detection and prevention systems. Measures have been implemented to audit data integrity and access. Significant subsystems are geographically dispersed and data replicated between sites to protect against fiber optic disruption or other environmental event.

     Full backups of all our core data are performed weekly. Differential backups are performed nightly. Transaction log backups take place every 30 minutes. Backups are copied to two file servers in different locations. We use SSL encryption to protect all sensitive areas of our customer information and service-oriented websites. Remote access to our systems is made possible through a 168 bit encrypted Virtual Private Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local desktops are scanned for viruses on a real-time basis and report to a central server. We believe our backup, maintenance, and security systems are adequate for preserving the delivery of service to our customers and operation of our business without significant outages or interruptions. However, an extraordinary unforeseen and catastrophic event is always possible that could have a significant impact on our business, and we do not have business interruption insurance on which we could recoup losses resulting from such an event.

Governmental Regulation

Federal Regulation of Telecommunications Services
     Our telecommunications services are subject to federal regulation under the Telecommunications Act of 1996 (Telecom Act). The Telecom Act was designed to foster local exchange competition by establishing a framework to govern new competitive entry in local and long distance telecommunications services and allow any entity, including cable television companies and electric and gas utilities, to compete in the telecommunications market. The ongoing implementation and interpretation of the Telecom Act remains subject to numerous federal and state policy rulemaking proceedings and judicial review and we cannot predict any future impact on our business.

     Pursuant to the Telecom Act, the Federal Communications Commission (FCC) regulates our interstate and international telecommunications services. The FCC imposes more extensive requirements on incumbent common carriers that have some degree of market power, such as the Regional Bell Operating Companies (RBOCs) and other independent local exchange carriers (ILECs), than it imposes on companies like ours, which are non-dominant interexchange carriers that lack market power. For example, the FCC permits non-dominant interexchange carriers to provide domestic interstate services without prior authorization.

As a non-dominant interexchange carrier, our costs of providing long distance services could be affected by changes in FCC rules controlling the form and amount of "access charges" local exchange carriers (which generally include the RBOCs and ILECs) are permitted to impose on connecting companies to originate and terminate long distance traffic over their local networks. The FCC currently has several rulemaking proceedings in which it is considering changes to the existing interstate access charge system. It has also recently been reported that the nation's largest local exchange and long distance providers, who have been engaged in private negotiations for several months, have tentatively reached an agreement on a proposal that would eliminate or substantially reduce interstate local access charges. If such an agreement is reached, it would have to be presented to and approved by the FCC.

     We cannot predict the outcome of these or other federal or state access charge proceedings or whether they will have a material impact on us. It is even more difficult to predict the outcome and impact of private negotiations in which we are not directly involved. It is recognized, however, that the access charge payments Buyers United must pay to the RBOCs and ILECs are a material part of its cost to provide services over its network.

     The Telecom Act requires that every telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC. The federal Universal Service Fund (USF) provides subsidies to defray the costs of telephony services in high-cost areas for low-income consumers and helps subsidize telecommunications and Internet services for qualified schools, libraries and rural health care providers. Our payments to the federal USF are based on a percentage of our interstate and international retail telecommunications revenues and the contribution factor issued by the FCC, which varies quarterly. In 2003, the quarterly USF contribution factor averaged around nine percent of billed retail revenue. The amounts contributed may be passed through to customers.

     The FCC currently has an open rulemaking proceeding in which it is considering converting the current revenue-based USF contribution system to a "connection-based" system with a fixed, monthly fee. It is too soon to predict whether the transition to a connection-based USF contribution system would have a financial impact on us.

State Regulation of Telecommunications Services
     State regulatory agencies have jurisdiction when our telecommunications services are provided on an intrastate basis. The state regulatory environment varies substantially from state-to-state and in some cases can be more extensive than FCC regulations. In most instances, we are required to obtain and maintain certification from a state public utility commission (PUC) before providing telecommunications services in that state. Consequently, we are subject to the obligations that the applicable state laws place on all similarly certified carriers, including the regulation of services, payment of regulatory fees, and preparation and submission of reports. If state regulators or legislators change current regulations or laws it may negatively impact our ability to provide services.

Regulation of Internet Telephony and the Internet
     The use of the Internet and private Internet Protocol (IP) networks to provide voice communications services is a relatively recent market development. Although the provision of such services is currently permitted by United States law and remains largely unregulated within the United States, several FCC and state regulatory proceedings aimed at evaluating the future regulatory treatment of such services have recently been initiated. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

Federal
     To date the FCC has reached no conclusion on whether IP telephony services constitute telecommunications services subject to regulation under the Telecom Act. The FCC is now examining the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. Recent actions taken by the FCC and proceedings now pending before the FCC may affect the regulatory status of Internet telephony.

     o In February 2004 the FCC ruled that computer-to-computer IP telephony that transmits data packets carrying voice communications via the same lines that carry e-mail and instant messages is an unregulated "information service" that is subject to exclusive federal jurisdiction. Accordingly, this type of computer-to-computer IP telephony service is likely to remain free of traditional telephony regulation.

     o Also in February 2004 the FCC adopted a broad Notice of Proposed Rulemaking seeking comment on the appropriate regulatory classification and treatment of Internet-based communications services, most notably Voice over IP (VoIP).

     o In October 2002 AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent RBOCs and other ILECs from imposing traditional circuit-switched access charges on phone-to-phone IP services.

     o In September 2003 Vonage Holdings Corporation filed a petition for declaratory ruling requesting that the FCC find an order of the Minnesota Public Utilities Commission requiring Vonage Holdings to comply with state laws governing providers of traditional telephone service to be preempted because its broadband Internet telephony service is an information service.

     o In January 2004, Level 3 Communications, LLC filed a "forbearance petition" with the FCC asking the agency to reaffirm that legacy switched access charges do not apply to VoIP.

     We cannot predict either the timeframe or outcome of the foregoing open proceedings before the FCC or what regulations, if any, the FCC will impose on providers of IP-enabled voice communications services as a result of these proceedings.

State
     State governments and their regulatory authorities may assert jurisdiction over the provision of intra-state IP-enabled communications services where they believe that their telecommunications regulations are broad enough to cover regulation of such services. Of primary concern to the IP-enabled communications providers is that the imposition of state regulation would result in the provider being subject to local access charges for intra-state service, which would significantly increase the cost of service. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, a number of state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services.

     In October 2003 a Federal court in Minnesota issued a permanent injunction against the Minnesota public utilities commission to prevent it from imposing state regulations on a provider's VoIP services offered over broadband connections. This permanent injunction was recently upheld in the face of multiple challenges. Prior to the Minnesota Federal court ruling, several states, including California, Washington, Wisconsin and Florida issued directives to various VoIP providers directing them to register as telecommunications providers. There can be no assurance that these states will respect the Minnesota Federal court ruling or accept the position asserted by VoIP providers that they are information, as opposed to telecommunications, service providers.

Internet Taxation.
     In addition to regulations addressing Internet telephony and broadband services, other issues relating to the Internet in general could affect our ability to provide our services. Federal, state and local governmental organizations are considering various legislative proposals that might impose additional taxes on Internet services and products. We cannot predict whether new taxes will be imposed on our IP-enabled communications services or the Internet in general and, depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased taxation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

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

     Buyers United competes on the basis of variety of services offered, customer billing and service, and price. Since we can access and offer switched long distance rates from a number of providers, customers can select the rate plan best suited to their needs without having to shop each long distance carrier separately. We offer to our customers, directly and through agents, a wide selection of telecommunications products. This provides the customer a one-stop shopping opportunity to obtain many of its telecommunication services from one source, Buyers United. We believe customers are attracted by the fact that Buyers United provides many of their services because they receive one bill and have only one provider to call with any billing or service questions. We further believe this aggregated service approach enables us to attract agents to sell our services. By selling Buyers United services, agents no longer have the burden of managing multiple contracts with many telecommunications companies. Our agents can complete a sale at the customer site and count on accurate commissions for even complicated product suites. Additionally, agents enjoy dedicated customer service. We believe customers see positive differences in the way our services are sold and served compared to other providers. With Buyers United, customers are not forced to take bundled services or enter into long-term contracts from one provider, which we believe are typical sales practices of competitors. Because our customer contracts are based on user requirements rather than bundled services, Buyers United delivers only the requested services at an appropriate capacity and competitive price.

     Building recognition of our brands is beneficial to attracting additional customers and new strategic alliances. Our failure to promote and maintain our brands successfully may result in slower growth, loss of customers, and loss of market share and strategic alliances. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which includes promotional programs and public relations activities.

Employees

     As of December 31, 2003, Buyers United employed a total of 167 full time and 28 part time persons. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Risk associated with our business

     Our revenues and operating results may be negatively impacted by the pricing decisions of our competitors and our providers.

     Our revenues from period to period depend on the pricing for long distance service we can obtain from the wholesale providers of these services. We also must price our services at levels that are competitive in the marketplace. This industry has a history of downward pressure on long distance service rates as a result of competition among providers. To acquire and retain customers we offer these services at prices that are perceived as competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to customers, which will reduce revenues. On the other hand, higher prices charged by our providers will cut into gross profit margins unless we raise prices to our customers, which may be difficult for us to do if our competitors are not subject to the same upward pricing pressures or chose not to increase prices notwithstanding such pressure. To make up for potential reductions in either revenues or profits, it would be necessary for us to continue to make significant increases in our customer base from period to period, and there is no assurance that that we will be successful in doing so.

      Our substantial debt adversely affects our operations and financial condition.

     At December 31, 2003 borrowings and capital lease obligations totaled approximately $11.9 million, which includes $3.5 million of notes payable to certain of our directors that pay interest at 12 percent per annum, $4.2 million of obligations related to the purchase or acquisition of customer accounts, and $4.1 million of borrowings under our line of credit. A substantial amount of our cash flow from operations is used to service our debt rather than to promote and expand our business, which adversely affects results of operations. In March 2004, we completed a $8.7 million private equity investment in Buyers United and will use approximately $3 million for reduction of debt. Nevertheless, we expect that servicing the remaining debt through the end of 2004 will continue to be a use of free cash flow that could be used to develop our business.

     Disruptions in the operation of our technology could adversely affect our operations.

     We are dependent on our computer databases, billing and account computer programs, Internet protocol network, and computer hardware that houses these systems to effectively operate our business and market our services. Our customers and providers may become dissatisfied by any system failures that interrupt our ability to provide our service to them. Substantial or repeated system failures would significantly reduce the attractiveness of our services. Significant disruption in the operation of these systems would adversely affect our business and results of operations.

     Our enhanced services are dependent on leased telecommunications lines, and a significant disruption or change in these services could adversely affect our business.

     The enhanced services we offer, such as automatic call distribution, fax to email, real time account management, and the inNetwork(TM) family of products, are provided to customers through a dedicated network of equipment we own connected through leased telecommunications lines with capacity dedicated to us that is based on Internet protocol, which means the communication initiated by the customer is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network, because it lowers our cost of providing the service from the cost of using traditional transmission methods.

     We lease telecommunication lines and space at co-location facilities for our equipment, which represents the backbone of our dedicated network, from third party suppliers. If any of these suppliers is unable or unwilling to provide or expand their current levels of service to us that enable us to serve our customers, the services we offer would be adversely affected. Although we believe leased telecommunications lines and co-location facilities are available from alternative suppliers, we might not be able to obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. Any resulting disruptions in the services we offer that are provided over our dedicated network would likely result in customer dissatisfaction and adversely affect our operations. Furthermore, pricing increases by any of the suppliers we rely on for the dedicated network could adversely affect our results of operations if we are unable to pass pricing increases through to our customers.

     Our business could be materially harmed if our computer systems were damaged.

     Substantially all of our dedicated network systems are located at four locations in Los Angeles, Salt Lake City, Dallas, and New York. Our customer service, billing, and service management systems are located at out offices in Bluffdale and Draper, Utah. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error, or other similar disruptive problems could also adversely affect our systems. We do not carry business interruption insurance. Accordingly, any significant systems disruption could have a material adverse effect on our business, financial condition, and results of operations.

     We use the Internet in various aspects of our business. The viability of the Internet as an information medium and commercial marketplace will depend in large part upon the stability and maintenance of the infrastructure for providing Internet access and carrying Internet traffic.

     Historically we have relied on the Internet for customer service and billing. Failure to develop a reliable network system or timely development and acceptance of complementary products, such as high-speed access systems, could materially harm our business. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased government regulation. If the Internet does not remain a viable conduit for data and transactional traffic or the manner in which it now operates changes significantly, then our business and results of operations could be adversely affected.

     A  fundamental   requirement  for  online   communications  is  the  secure
transmission of confidential information over public networks. Our failure to protect this confidential information could result in liability.

     If third parties succeed in penetrating our network security or otherwise misappropriate our customer information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card or banking information, impersonation or other similar fraud claims, as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in litigation and adverse publicity, which could have a material adverse effect on our reputation, business, and results of operations.

     Our growth and results of operations are not predictable, which means an investment in us has greater risk.

     Buyers United experienced significant growth in 2003, primarily through internal growth and the purchase of customer accounts. Recent acquisitions of assets and customers have substantially increased our operations. We have no other customer base acquisitions under consideration and cannot predict if or when another such acquisition opportunity may present itself. Consequently, it is not possible to predict with any certainty the growth of our business over the next year, whether internally or through acquisitions. Our ability to continue our growth and profitability will depend on a number of factors, including our ability to maintain and expand our independent agent network, the availability of capital to fund purchases of customers or acquisitions, existing and emerging competition, and our ability to maintain sufficient profit margins despite pricing pressures. Furthermore, the growth and development of our business may be harmed if we are unable to adapt and expand our systems, procedures, and controls to support and manage our growth. All of these factors indicate there could be fluctuations in our results of operations and volatility in our stock price that could expose an investor to greater risk.

     Our inability to promote our name and service could adversely affect the development of our business.

     Building recognition of our brand name, "UCN", is beneficial to attracting additional customers, obtaining favorable reseller agreements with providers of long distance, and establishing strategic relationships with independent agents and businesses that can facilitate or enhance our service offerings and marketing efforts. In January 2004 we filed an application with the U.S. Patent and Trademark Office to register the mark, but have yet to receive any response on the application. If we fail to obtain registration of UCN, we may consider adopting new marks for promotion, so we would gain little from promoting UCN. Even if we are successful in registering the mark, our failure to promote and maintain our brand name successfully may result in slowed growth, loss of customers, loss of market share, and loss of strategic relationships. We cannot assure you that we will be able to promote our brand names as fully as we would like, or that promoting our brand name will enable us to be competitive or improve our results of operations.

     Our development of enhanced services could subject us to claims of patent infringement that would adversely affect our results of operations.

     We offer enhanced services through our dedicated network, such as fax to email. This, and other enhanced services, has been the subject of claims by certain patent holders that providing the enhanced services violates existing patent rights covering the manner and method by which the services are performed. We have not received any notice or claim from any party that any service we offer violates any such rights. Should we receive such a notice, we expect that the patent holder would seek a licensing arrangement in which we would be required to pay a license fee to continue to offer the service, and may seek license payment for past sales of the service using the alleged patented technology. Payment of any such license fees would have an adverse impact on the net revenue generated from sales of the enhanced services.

     Regulation of IP telephony services is unclear, so the imposition of significant regulation in the future could adversely affect our operations.

     We deliver our enhanced services and move other long distance service through our VoIP Network. At both the Federal and state level, proceedings and investigations are pending with respect to whether IP-enabled voice communications are telecommunications services subject to Federal and state regulation. A determination that such services are subject to regulation would likely increase the cost of services we provide, which would adversely affect our results of operations. Even if a determination is made that our IP delivered services are not subject to current regulation, there is no assurance that Federal or state governments will not impose regulation on IP-enabled communications in the future that would add substantially to our costs of doing business.

     Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

     As of March 15, 2004, we have 12,994,079 shares of common stock outstanding, of which 4,608,739 shares are freely tradable, 3,044,794 shares may be sold subject to the volume, timing, and other conditions of Rule 144 adopted under the Securities Act of 1933, 808,546 shares may be sold subject to the volume, timing, and other conditions of Rule 144 beginning May 1, 2004 and the remaining 4,532,000 shares may be sold subject to the volume, timing, and other conditions of Rule 144 beginning March 15, 2005. We agreed with the holders of 5,340,546 restricted shares to file a registration statement with the Securities and Exchange Commission in April 2004 for the purpose of registering resale of their shares.

     In addition, we have outstanding warrants, options and convertible notes to acquire 7,646,583 additional shares that are registered for sale by the holders in the public market under a registration statement filed with the Securities and Exchange Commission in September 2003, which has been temporarily suspended until we file an amendment updating the registration statement with our financial statements for 2003 and other information. Assuming all these warrants and options are exercised, there would be 20,640,662 shares of common stock issued and outstanding. We have also reserved for future issuance 6,258,922 additional shares of common stock as follows:

     o    3,929,000  shares  issuable on  conversion  of  outstanding  preferred stock;
     o Up to 2,006,351 shares underlying other warrants and options that were granted and remained outstanding as of the date of this filing;
     o    Up to 173,571 shares reserved for issuance under our stock plans; and
     o Up to 150,000 shares reserved for issuance on conversion of outstanding notes.

     Of the 3,929,000 shares of common stock issuable on conversion of outstanding preferred stock, 3,374,000 may be sold without limitation under Rule 144(k).

     Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline, which could adversely affect an investment in our stock and could materially impair our ability to raise capital through the sale of additional equity securities. The holders of these outstanding warrants, options, and convertible securities have the opportunity to profit from a rise in the value or market price of our common stock and to exercise purchase or conversion rights when we could obtain equity capital on more favorable terms than those contained in these securities.

                        ITEM 2. DESCRIPTION OF PROPERTIES

     Buyers United leases executive office space in Bluffdale, Utah, a suburb of Salt Lake City. The offices consist of approximately 30,000 square feet. The current monthly lease rate is $32,307. The lease for office space expires in January 2007, but we have an option to renew the lease for an additional three to five years.

     Through November 2004, Buyers United is leasing 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a monthly cost of $16,728.

     Buyers United believes that the office space included in both facilities is adequate for its anticipated needs for at least the next 15 months.

                            ITEM 3. LEGAL PROCEEDINGS

     In June 2001, Buyers United entered into a joint sales agreement with Infotopia, Inc., a direct response marketer. In connection with the agreement, Infotopia loaned $500,000 to Buyers United. Subsequent to entering into the sales agreement, the two companies decided not to pursue further any joint activity. In December 2001, Buyers United negotiated a settlement of the $500,000 loan in which Buyers United paid $120,000 and issued 35,000 shares of common stock in exchange for canceling the outstanding obligation plus $25,921 in accrued interest. The stock had a fair market value of $22,401. Accordingly, based on these amounts, we recorded a gain on the early extinguishments of the debt in the amount of $383,520. However, unbeknownst to us, during 2001 Infotopia allegedly entered into a General Security Agreement with Sea Spray

Holdings, Ltd., which purportedly included the loan obligation. Sea Spray asserted that it had a perfected security interest in the obligation and demanded payment as successor-in-interest to Infotopia. We denied the claim and filed an arbitration proceeding to resolve the issue. Sea Spray attempted to pursue its claim in New York state court, which we removed to federal court in New York, and the federal court dismissed the action pursuant to an order to the effect Sea Spray must pursue its claims in the arbitration proceeding. An arbitration hearing was held in December 2003, at which Sea Spray failed to make any appearance or submission after receiving all required notice. The arbitrator entered a default in favor of Buyers United and its award further found in favor of Buyers United as a matter of the evidence presented and as a matter of law. In our view this matter has been resolved fully in our favor and we have no obligation or liability to Sea Spray.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
                     RECENT SALES OF UNREGISTERED SECURITIES

Market price and stockholder matters

     The common stock of Buyers United trades in the over-the-counter market. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended:            High Bid ($)               Low Bid ($)
-----------------------            ------------               -----------
March 31, 2002                         1.30                      0.61
June 30, 2002                          2.00                      1.10
September 30, 2002                     1.93                      1.30
December 31, 2002                      2.00                      1.25

Calendar Quarter Ended:            High Bid ($)               Low Bid ($)
-----------------------            ------------               -----------
March 31, 2003                         2.45                      1.52
June 30, 2003                          2.22                      1.20
September 30, 2003                     2.95                      1.71
December 31, 2003                      3.05                      2.00

     Since inception, no dividends have been paid on the common stock. Buyers United intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. As of March 15, 2004, there were outstanding 1,827,500 shares of Series A Convertible Preferred Stock and 420,300 shares of Series B Convertible Preferred Stock. Under the terms of this preferred stock, Buyers United cannot make any distributions on its common stock without the approval of a majority of the preferred stockholders. At March 15, 2004, there were approximately 4,250 holders of record of the common stock.

Repurchases of common stock

     In December 2003, a holder of 100,000 shares of Series B Convertible Preferred Stock converted all of those shares to 500,000 shares of common stock. In January 2004, the holder sold those common shares plus 14,560 additional shares, or a total of 514,560 shares, to Buyers United for $500,000 in a privately negotiated transaction.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

     Buyers United is a domestic telecommunications company that offers and sells a wide range of long distance and related communication services to business and residential customers. In the past we functioned as an aggregator and reseller of telecommunications services provided by others. We intend to continue to pursue and develop this type of business. However, in December 2002 Buyers United entered into agreements to purchase and manage assets of Acceris Communications Inc. (formerly I-Link, Inc.) and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a Voice over Internet Protocol communications network (VoIP Network). We closed the transactions in May 2003. With these newly acquired assets we can now develop and offer as a provider enhanced services, such as fax to email, and transmit data and other communication services for a portion of the journey over our VoIP Network rather than entirely through third party providers. In October 2003, Buyers United acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc. with a one-year option to purchase it at a price of approximately $6.8 million. With the MyACD technology we can offer a new product approach that combines our national VoIP Network with on-demand proprietary telephony software for contact handling/management applications. We are changing the way mission critical applications are delivered and priced for the contact center marketplace, or for any business or department seeking to improve how it manages the productivity and quality of its customer contact opportunities.

     In December 2002, Buyers United also entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase a substantial number of its switched voice telecommunication customers, including the carrier identification code used to service those customers. In June 2003, we amended the purchase agreement to acquire additional switched voice and dedicated telecommunications customers and correct discrepancies in the list of customers originally purchased in December 2002. The total purchase price was $6.5 million. Buyers United made an initial payment of $3.0 million to Touch America in December 2002 and has made additional cash payments totaling $3.4 million through March 4, 2004. The balance of $93,988 is expected to be paid in April 2004.

     During August 2003, Buyers United purchased approximately 12,000 long distance customers from Glyphics Communications, Inc. for $543,558.

     Buyers United entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $750,000 in February 2004. Closing of the acquisition was subject to complying with applicable federal and state regulation pertaining to transfer of the customers. All of the regulatory requirements were satisfied and the acquisition of the customers is completed

     We generate internal growth by pursuing multiple marketing avenues, including using independent agents, marketing through the Internet, and selling through our direct sales force. We intend to expand and develop our direct sales force and value-added reseller programs during 2004. Our purchase of telecommunication customers of Touch America resulted in a significant increase in our customer base during 2003. We believe continuing financial difficulties and uncertainty in the telecommunications industry may result in opportunities to acquire customers from unrelated companies, such as our recent February 2004 purchase of dedicated long-distance customers from Source Communications, and we intend to remain open to these opportunities. However, at the present we are not evaluating any new acquisitions.

Results of operations

Revenues

     For the year ended December 31, 2003 revenues increased to $63.3 million, a 110 percent increase compared to revenues for the year ended December 31, 2002 of $30.2 million. While a significant portion of the increase in revenue is due to the acquisition of customer accounts, we also generated growth internally from ongoing promotional efforts, primarily involving independent agents.

     For the year ended December 31, 2002, revenues increased 110 percent to $30.2 million as compared to $14.3 million for the year ended December 31, 2001. The change was due to a substantial increase in our customer base. These new customers were generated through independent sales agents and referrals from unrelated Internet marketing companies.

Costs of Revenues

     Costs of revenues for the year ended December 31, 2003 increased to $34.6 million, a 112 percent increase as compared to $16.3 million for the year ended December 31, 2002. As a percentage of revenue, costs increased to 54.6 percent in 2003 compared to 54.0 percent for same period in 2002. The decrease in gross margin for the year ended December 31, 2003 as compared to the previous year is the result of costs related to an increase in customers using dedicated circuit services. This type of service typically has lower profit margins, but higher volumes, than other types of long distance services. Also contributing to a lower gross margin was the combination of costs related to integration efforts involved in the I-Link acquisition and higher costs of Touch America customers. Buyers United agreed with Touch America on certain wholesale prices during a phase-in period after acquiring the customers. However, Buyers United immediately began switching new customers over to other lower-cost wholesale providers. The higher Touch America costs were offset slightly by a decrease in other costs for long-distance minutes.

     Costs of revenues for the year ended December 31, 2002 were $16.3 million, or 54 percent of revenue, as compared to costs of $9.3 million, or 65 percent of revenue, for the year ended December 31, 2001. During 2002, Buyers United increased volume and new customer sign-ups with two of our largest long-distance wholesale carriers resulting in decreased rates for long-distance minutes and an increase in gross margin for the year.

General and administrative

     General and administrative costs for the year ended December 31, 2003 increased 101 percent to $14.8 million compared to $7.4 million for the year ended December 31, 2002. The increase in costs is due to expenses required to support Buyers United's significant revenue growth, and costs associated with the I-Link, Touch America and the MyACD transactions. To meet the needs of increased revenue levels we hired additional customer service and collection personnel. In addition, several employees of I-Link were retained by Buyers United in order to effectively maintain the VoIP Network, as well as provide customer support and billing services. Buyers United also assumed certain office lease obligations of I-Link, which resulted in additional occupancy expenses.

     General and administrative expenses for the year ended December 31, 2002 increased 20 percent to $7.4 million or 24 percent of revenue as compared to $6.1 million or 43 percent of revenue for the year ended December 31, 2001. The increase resulted from increases in bad debt expense, customer service and support expenses and billing costs, all incidental to the increase in revenue. These increases were offset by decreased costs of maintenance and depreciation expense from the termination of high-cost equipment leases and the write-off of obsolete web-site development costs during 2001.

Selling and promotion

     Selling and promotion expenses increased 133 percent to $10.8 million or 17 percent of revenue for the year ended December 31, 2003 compared to $4.6 million or 15 percent of revenue for the year ended December 31, 2002. The increase resulted from higher commissions paid on increased revenue. Selling and promotion costs for 2003 include higher amortization expenses associated with the customer lists acquired during 2003.

     Selling and promotion expenses for the year ended December 31, 2002 were $4.6 million or 15 percent of revenue, an increase of 40 percent over the prior year's expenses of $3.3 million or 23 percent of revenue. The increase was the result of higher expenses for sales commissions, sales support staff, and the amortization of deferred customer referral fees. These increases were directly related to the increase in revenue during the 2002 year.

Other income (expense)

     Interest expense for the year ended December 31, 2003 was $1.9 million compared to $1.5 million for the comparative period in 2002. The increase in interest expense was the result of higher debt balances outstanding throughout 2003 compared to 2002.

     Interest expense for 2002 was $1.5 million as compared to $997,882 for 2001, an increase of 55 percent. The increase is attributable to the significant amount of additional debt financing Buyers United had outstanding throughout 2002, which we raised to fund operations and an online marketing opportunity with an unrelated Internet marketing company.

Liquidity and capital resources

     Buyers United's current ratio as of December 31, 2003 increased slightly to 0.52:1 from 0.51:1 at December 31, 2002. The components of current assets and current liabilities that changed significantly since the end of 2002 were cash, accounts receivable, line of credit, the current portion of long-term debt, and accrued liabilities.

     The increase in cash and the line of credit was the result of a significant draw against the line of credit that took place during the last week of December 2003. Accounts receivable, accrued commission and rebates, accrued liabilities, and accounts payable all increased as a result of higher revenues reported during 2003 as compared to the same period in 2002. Accrued dividends increased as a result of the additional shares of preferred stock issued to I-Link, Inc. in connection with completing the acquisition of the VoIP Network.

     The current portion of long-term debt increased $1.7 million or 28 percent, due to several long-term notes maturing and becoming due and payable in 2004. The long-term portion of notes payable decreased by $3.2 million due to the net effect of the following items:

     o    Ongoing payments on acquisition notes.

     o The partial payoff and replacement of a $1.1 million promissory note, previously due February 28, 2003. Buyers United retired the note payable by paying $250,000 in cash and issuing a new promissory note for $800,000. In addition, Buyers United issued 50,000 shares of common stock in connection with the original agreement. The new note is unsecured and bears interest at ten percent, payable monthly. Principal is also payable monthly based on 20 percent of billings during each monthly billing period from designated customers.

     o In January and February 2003, Buyers United received $500,000 from the issuance of promissory notes payable, $400,000 of which came from three Directors of Buyers United. The unsecured notes bear interest at 12 percent and are due in 2004 through early 2005.

     o In May and June 2003, Buyers United received $500,000 from the issuance of promissory notes payable. The notes are secured by computer and telecommunications equipment, bear interest at 12 percent, and are due in May and June 2006.

     o During June 2003, the Company initiated a program to repurchase outstanding common stock from shareholders of record with total holdings of 100 or fewer shares. The offering price per share was $1.75. The program ended in September 2003 after the Company had repurchased 2,774 shares.

     o In June 2003 Buyers United issued $1.4 million in promissory notes for cash used primarily for purchasing customers from Touch America. The notes are unsecured and bear interest at ten percent, with principal and interest payable monthly. The principal paid each month equals approximately 20 percent of billings collected during each monthly billing period from the acquired Touch America customers. After all principal is repaid, note holders will continue to receive approximately ten percent of such collected billings. There was a five percent commission paid to the sales agent in connection with the issuance of the notes.

     Buyers United has a line of credit agreement with RFC Capital Corporation that expires in January 2006. The available borrowing limit is $5.0 million. Interest accrues at prime plus three percent, which was 7.00 percent as of December 31, 2003. During 2002, the interest rate on the line was prime plus six percent, which was 10.25 percent as of December 31, 2002. The facility allows the Company to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. On December 31, 2003, Buyers United had financed the maximum amount available based on eligible accounts receivable at that time. This amount, less draws by RFC applied against the outstanding amount, aggregated $4.1 million. The facility requires Buyers United to maintain a restricted cash account for the collection of the receivables. As of December 31, 2003, Buyers United had $1.2 million of restricted cash associated with the RFC arrangement.

     On September 10, 2003, Buyers United filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for resale up to approximately 8.8 million shares of common stock underlying outstanding warrants, options and convertible debt. During 2003, investors exercised warrants to purchase 522,500 shares of common stock providing cash to the Company of approximately $1.0 million. In March 2004 the registration statement was temporarily suspended until the Company can file an amendment updating the registration statement with its 2003 audited financial statements and other information.

     On March 15, 2004, Buyers United sold 3,782,000 shares of common stock at $2.30 per share, or a total of approximately $8.7 million. Net proceeds of the offering after placement fees and expenses are approximately $8.1 million. The net proceeds of the private placement are intended to be used for various corporate purposes, including sales and marketing related programs, funding further development of our VoIP Network, reducing debt, and for working capital and other general corporate purposes.

     The following table sets forth our capitalization as of December 31, 2003, and as adjusted to give effect to:

     o Receipt of the estimated net proceeds from our private placement of 3,782,000 shares of common stock at $2.30 per share; and

     o Conversion of 300,000 shares of Series B Convertible Preferred Stock by Acceris Communications, Inc.

                                                                     December 31,   As Adjusted
                                                                         2003           (1)
                                                                     ------------   -----------

Stockholders' equity (deficit):
   Preferred stock, $0.0001 par value; 15,000,000 shares authorized
    Series A 8% cumulative preferred stock
      1,865,000 shares issued and outstanding (liquidation value
      of $3,730,000)                                                 $        187   $       187
     Series B 8% cumulative preferred stock
      721,729 sharesissued and outstanding (liquidation value
      of $7,217,290); as adjusted, 421,729 shares issued and
      outstanding, (liquidation value of $4,217,290)                           72            42
   Common stock,  $0.0001 par value,  100,000,000 shares authorized;
    7,604,584 shares issued and outstanding; as adjusted,
    12,886,584 shares issued and outstanding                                  760         1,288
   Additional paid in capital                                          20,193,148    28,295,023
   Warrants and options outstanding                                     3,928,110     3,928,110
   Accumulated deficit                                                (25,749,527)  (25,749,527)
                                                                     ------------   -----------
        Total stockholders' equity (deficit)                         $ (1,627,250)  $ 6,475,123
                                                                     ============   ===========

---------------------------

(1) The adjusted figures do not give effect to the issuance of up to 7,972,583 additional common shares on exercise or conversion of outstanding warrants, options, and convertible notes that are registered for sale by the holders under a registration statement filed with the Securities and Exchange Commission, up to 1,600,476 shares underlying other warrants and options, up to 150,000 shares reserved for issuance on conversion of other outstanding notes, or up to 3,973,645 shares issuable on conversion of outstanding preferred stock.

Critical accounting policies and estimates

     Revenue Recognition: Buyers United's revenue recognition policy with respect to reseller agreements is to record gross revenues and receivables from customers when Buyers United acts as principal in the transaction; takes title to the products or services; and has risks and rewards of ownership, such as risk of loss for collection, delivery, or returns. Revenues from sales of services are recognized upon providing the services to the customers.

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

     Advertising   Costs:   Buyers  United   advertises  its  services   through
traditional venues such as print media to the general public. Costs associated with these advertising efforts are expensed as incurred.

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

           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective February 2002, Buyers United changed its accountants from Arthur Andersen LLP to Crowe Chizek LLC.

                        ITEM 8A. CONTROLS AND PROCEDURES

     With the participation of management, Buyers United's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on March 17, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Buyers United's filing of its annual report on Form 10-KSB for the year ended December 31, 2003.

     Subsequent to March 17, 2004, through the date of this filing of Form 10-KSB for the year ended December 31, 2003, there have been no significant changes in Buyers United's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                    PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with Buyers United for each of the directors and officers.

          Name             Age             Positions                     Since

Theodore Stern             74   Chairman of the Board, Chief             1999
                                Executive Officer and Director

Gary Smith                 69   Director                                 1999

Edward Dallin Bagley       65   Director                                 1999

Steve Barnett              62   Director                                 2000

Paul Jarman                34   President and Director                   1997

David R. Grow              47   Chief Financial Officer                  2003

G. Douglas Smith           34   Executive Vice President                 1997

Kenneth D. Krogue          38   Executive Vice President                 1997


     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our Board. The following is information on the business experience of each director and officer.

     Theodore Stern became a director of Buyers United in June 1999 and subsequently the Chief Executive Officer in September 2000. Mr. Stern has served as a director of Northern Power Systems of Waitsfield, Vermont, a manufacturer of renewable generation systems, since September 1998. During the last five years Mr. Stern has been self-employed as a consultant to manufacturing companies.

     Gary Smith became a director of Buyers United in June 1999. During the past five years he has been self-employed as a business consultant.

     Edward Dallin Bagley became a director of Buyers United in June 1999. He has been self-employed as an attorney and investor for the past five years. During that time he has also served as a director of Tunex International, Inc., an automotive tune-up franchise company based in Salt Lake City, Utah, and Clear One Communications, Inc., a manufacturer of electronic products based in Salt Lake City, Utah.

     Steve Barnett has been self-employed for the past five years as a consultant to manufacturing and distribution companies on improving operations and business restructuring. He has continued to purchase and manage privately-held manufacturing companies, as well as serving on the boards of non-owned private companies in connection with his consulting services. For over five years, Mr. Barnett has been a director of Chicago's Jewish Federation and Jewish United Fund, and a Vice Chairman of the Board of Directors since 1997. He is also a Director of Bank Leumi USA.

     Paul Jarman has served as an officer of Buyers United during the past five years, first as an Executive Vice President and as President since December 2002.

     David R. Grow, a Certified Public Accountant, joined Buyers United in June 2003 and currently serves as its Chief Financial Officer. From January 2002 to June 2003, Mr. Grow served as the Chief Financial Officer and member of the Board of Directors of Spectrum Engineers, Inc., a mechanical and electrical engineering firm in Salt Lake City, Utah. From February 2000 to January 2002, he served as the Chief Financial Officer and member of the Board of Directors of webBASIS, Inc., a web-based software development company in Bakersfield, California. During the two-year period prior to February 2000, he served as the Chief Financial Officer of Daw Technologies, Inc., a manufacturer and installer of cleanrooms for the semiconductor industry, based in Salt Lake City, Utah.

     G. Douglas Smith has served as an Executive Vice President of Buyers United during the past five years.

     Kenneth D. Krogue has served as an Executive Vice President of Buyers United during the past five years.

Board Meetings and Committees

     The Board met 13 times during the year ended December 31, 2003. All directors attended at least 75 percent of the meetings of the Board. During 2000, the Board formed the Compensation Committee, the members of which are Edward Dallin Bagley (Chairman), Steve Barnett, and Gary Smith. The Compensation Committee considers salary and benefit matters for the executive officers and key personnel of the Company. The Compensation Committee met five times in 2003, and all director members of the committee attended at least 75 percent of the meetings. In 2000, the Board also formed the Audit Committee, the members of which are Steve Barnett (Chairman) and Edward Dallin Bagley. The Audit Committee is responsible for financial reporting matters, internal controls, and compliance with the Company's financial polices, and meets with its auditors when appropriate. The Audit Committee met twice in 2003, and all director members of the committee attended the meetings. The Board has determined that Steve Barnett is serving as the audit committee financial expert within the meaning of Item 401(e) of Regulation S-B.

Board Compensation

     Each Director received a monthly director fee of $1,000 during 2003. The past practice of the Board is to compensate directors for their annual service by issuing to each of them options to purchase 25,000 shares of common stock exercisable over a term of five years from the date of issue. Pursuant to this practice, each director received 25,000 options in March 2002 with an exercise price of $2.50 per share, and in November 2002 (for year 2003) with an exercise price of $2.00 per share. It has also been the past practice of the Board to compensate the Chairman of the Board, and beginning with those issued for 2003, the Chairman of the Audit Committee, for their annual service by issuing to each of them options to purchase 15,000 shares of common stock exercisable over a term of five years from the date of issue. Pursuant to this practice, Theodore Stern received as Chairman of the Board 15,000 options in March 2002 and November 2002, with exercise prices of $2.50 and $2.00 per share, respectively. Steve Barnett received as Chairman of the Audit Committee 15,000 options in November 2002 (for year 2003) with an exercise price of $2.00 per share.

     The Director Stock Option Plan was adopted by the Board in May 2003 and approved by the stockholders in June 2003. The purposes of the plan are to attract, motivate and retain experienced and knowledgeable directors by offering them opportunities to increase their stock ownership interest in Buyers United. Each person serving as a director on the date options are issued under the plan is eligible to participate. The persons serving as Chairman of the Board and Chairman of the Audit Committee on the date options are issued for those positions under the plan are eligible to participate.

     The Board has authorized the issuance or delivery of options to purchase an aggregate of 1,000,000 shares of common stock under the plan, subject to customary antidilution and other adjustments provided for in the plan. Each person serving as a director on March 1 of each year is entitled to receive an option to purchase 25,000 common shares at an exercise price per share equal to the average fair market value on that date, but in no event less than the conversion price for the Series B Convertible Preferred Stock of Buyers United, which is now $2.00 per share. On the dates the Board appoints the Chairman of the Board and Chairman of the Audit Committee to serve for the next year, each person so appointed is entitled to receive an option to purchase 15,000 common shares at an exercise price per share equal to the average fair market value on that date, but in no event less than the conversion price for the Series B Convertible Preferred Stock of Buyers United. Each option issued under the plan is exercisable over a term of five years. The number of options issuable each year under the plan, as well as options outstanding under the plan, is subject to customary antidilution and other adjustments provided for in the plan.

Options issued under the plan are not exclusive and the plan does not limit the authority of the Board or its committees to grant awards or authorize any other compensation, with or without reference to shares, under any other plan or authority.

     The plan is administered by a committee, which is either the Board of Directors or a committee appointed by the Board for such purpose. The Board of Directors has not appointed a committee to administer the plan, so the entire Board is now the committee administering the plan. Subject to the limitations of the plan, the committee has broad authority under the plan, including, for example, the authority:

     o    To construe and interpret this plan;
     o    To make all other determinations required by this plan;
     o To maintain all the necessary records for the administration of this plan; and
     o To make and publish forms, rules and procedures for administration of the plan.

     In 2004 the Board, and each of our directors individually, agreed to renounce their right to receive options under th plan for 2004, and instead receive options outside the plan for a lower number of shares. Accordingly, the Board approved in January 2004 the issuance to each director of options to purchase 10,000 shares of common stock and to Steve Barnett as chairman of the Audit Committee options to purchase 5,000 additional shares. All of the options are exercisable over a term of five years at $3.05 per share, which was the market price for our common stock in the public market on the date of grant.

Code of Ethics

     Buyers United has adopted a Code of Ethics applicable to its chief executive officer and chief financial officer, a copy of which is included as an exhibit to this report.

Section 16(a) Filing Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of Buyers United and persons who own more than ten percent (10%) of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to Buyers United. Based on the copies of filings received by Buyers United, during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent (10%) of the equity securities of Buyers United registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto except for Dallin Bagley, who filed one Form 4 late.

                         ITEM 10. EXECUTIVE COMPENSATION

Annual Compensation

     The table on the following page sets forth certain information regarding the annual and long-term compensation for services in all capacities to Buyers United for the prior fiscal years ended December 31, 2003, 2002, and 2001, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                                     Annual       Long Term
                                  Compensation   Compensation
                                  ------------ ----------------
                                                  Securities
                                                  Underlying       All Other
Name and Principal Position  Year  Salary ($)  Options/SARs (#) Compensation ($)
---------------------------  ----  ----------  ---------------- ----------------

Theodore Stern               2003      -0-          36,300           74,750
  Chairman and Chief         2002      -0-          80,000           70,000
  Executive Officer          2001      -0-          40,000           70,000

Paul Jarman                  2003    132,808         -0-             18,463
  President and Director     2002    125,000        11,668           21,481
                             2001    122,710         -0-             57,067

G. Douglas Smith             2003    132,808         -0-             18,463
  Executive Vice President   2002    125,000         7,668           21,252
                             2001    124,405       178,334            -0-

Kenneth D. Krogue            2003    137,698         -0-             18,463
  Executive Vice President   2002    123,538       106,739           22,282
                             2001    109,851        40,000           13,866

Stock Options

     The following table sets forth certain information with respect to grants of stock options during 2003 to the Named Executive Officers.

                                               % of total
                               Number of      Options/SARs
                               Securities      Granted to
                               Underlying     Employees in     Exercise or     Expiration
Name and Principal Position  Options Granted  Fiscal Year   Base Price ($/Sh)     Date
---------------------------  ---------------  ------------  -----------------  ------------
Theodore Stern                     -0-               -               -                  -
 Chairman, Chief
 Executive Officer

Paul Jarman                       12,000           1.8           $2.42           01/15/08
 President and Director           12,500           1.8           $2.40           09/24/08
                                 150,000          21.9           $2.50           11/11/08

G. Douglas Smith                   -0-               -               -                  -
 Executive Vice President

Kenneth D. Krogue                  -0-               -               -                  -
 Executive Vice President

     The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers. No outstanding options held by the Named Executive Officers were exercised in 2003.

                              Number of Securities      Value of Unexercised
                             Underlying Unexercised     In-the-Money Options
                                     Options           At Fiscal Year End ($)
                             at Fiscal Year End (#)              (1)
                                   Exercisable/              Exercisable/
Name and Principal Position       Unexercisable             Unexercisable
---------------------------  ----------------------    ----------------------

Theodore Stern                    172,500 / -0-             $88,200 / -0-
  Chairman, Chief
  Executive Officer

Paul Jarman                     452,966 / 150,000        $152,848 / $82,500
  President and Director

G. Douglas Smith                  624,916 / -0-            $262,218 / -0-
  Executive Vice President

Kenneth D. Krogue                 333,770 / -0-            $199,664 / -0-
  Executive Vice President
---------------------------

(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at December 31, 2003. The fair market value of Buyers United's common stock at December 31, 2003 is determined by the last sale price on that date, which was $3.05 per share.

Description of Long Term Stock Incentive Plan

     The purpose of the Long Term Stock Incentive Plan (the "Plan") is to provide directors, officers, employees, and consultants with additional incentives by increasing their ownership interests in Buyers United. Directors, officers, and other employees of Buyers United and its subsidiaries are eligible to participate in the Plan. In addition, awards may be granted to consultants providing valuable services to Buyers United. As of December 31, 2003, Buyers United and its affiliates employed approximately 190 individuals who are eligible to participate in the Plan. The Board grants awards under the Plan. Awards may include incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted stock, restricted stock units, performance shares, performance units, or cash awards.

     The Board has discretion to determine the terms of an award under the Plan, including the type of award, number of shares or units covered by the award, option price, term, vesting schedule, and post-termination exercise period or payment. Notwithstanding this discretion: (i) the number of shares subject to an award granted to any individual in any calendar year may not exceed 100,000 shares; (ii) the option price per share of common stock may not be less than 100 percent of the fair market value of such share at the time of grant or less than 110% of the fair market value of such shares if the option is an incentive stock option granted to a stockholder owning more than ten percent of the combined voting power of all classes of the stock of Buyers United (a "10% stockholder"); and (iii) the term of any incentive stock option may not exceed 10 years, or five years if the option is granted to a 10% stockholder. As of December 31, 2003, awards in the form of qualified incentive stock options to purchase a total of 863,639 shares were outstanding under the Plan.

     A maximum of 1,200,000 shares of common stock may be subject to outstanding awards, determined immediately after the grant of any award under the Plan. Shares of common stock, which are attributable to awards that have expired, terminated, or been canceled or forfeited during any calendar year, are available for issuance or use in connection with future awards.

     The Plan was effective March 11, 1999, and is not limited in duration. No incentive stock option may be granted more than 10 years after the effective date. The Plan may be amended by the Board without the consent of the stockholders, except that stockholder approval is required for any amendment that materially increases the aggregate number of shares of stock that may be issued under the plan or materially modifies the requirements as to eligibility for participation in the Plan.

       ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 15, 2004, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to Buyers United, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Buyers United, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                            Common       Percent
Name and Address                            Shares     of Class (1)
----------------                            ------     ------------
Principal stockholders:
----------------------

I-Link Incorporated                         808,546         6.2
9775 Business Park Avenue
San Diego, CA 92131

Officers and Directors:
----------------------
Theodore Stern (2)                        2,694,435        18.1
2970 One PPG Place
Pittsburgh, PA 15222

Gary Smith (2)(3)                           520,084         4.0
14870 Pony Express Road
Bluffdale, UT 84065

Edward Dallin Bagley (2)                  1,371,954         9.9
2350 Oakhill Drive
Salt Lake City, UT 84121

Steve Barnett (2)                           394,949         3.0
666 Dundee Road, Suite 1704
Northbrook, IL 60062

Paul Jarman (2)                             742,052         5.5
14870 Pony Express Road
Bluffdale, UT 84065

David R. Grow (2)                           150,000         1.2
14870 Pony Express Road
Bluffdale, UT 84065

G. Douglas Smith (2)(3)                     688,768         5.1
14870 Pony Express Road
Bluffdale, UT 84065

Kenneth D. Krogue (2)                       352,226         2.6
14870 Pony Express Road
Bluffdale, UT 84065

All Executive officers and                6,614,468        37.9
  Directors as a Group (8 persons)

(1) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options or conversion rights to purchase common shares, and percentage ownership of all officers and directors as a group, assuming all purchase and conversion rights held by such individuals are exercised.

(2) These figures include: for Mr. Stern Series A and B Preferred Stock convertible to 377,500 shares of common stock, warrants to purchase 680,000 shares of common stock at exercise prices ranging from $2.00 to $2.50 per share, options to purchase 102,500 shares of common stock at exercise prices ranging from $2.50 to $5.06 per share, and 766,250 common shares for which outstanding promissory notes are convertible at rates of between $2.50 and $2.00; for Mr. Gary Smith options to purchase 122,500 shares at prices ranging from $2.00 to $5.06 per share; for Mr. Bagley Series A and B Preferred Stock convertible to 157,500 shares of common stock, warrants to purchase 275,000 shares of common stock at exercise prices ranging from $2.00 to $2.50 per share, options to purchase 47,500 shares of common stock at exercise prices ranging from $3.05 to $5.06, and 375,000 common shares for which outstanding promissory notes are convertible at the rate of $2.00 per share; for Mr. Barnett Series A Preferred Stock convertible to 20,000 shares of common stock and options to purchase 130,000 shares at exercise prices ranging from $2.00 to $5.06 per share; for Mr. Jarman options to purchase 452,966 shares of common stock at exercise prices ranging from $2.00 to $5.39 per share; for Mr. G. Douglas Smith options to purchase 624,916 shares of common stock at exercise prices ranging from $2.00 to $5.39 per share; for Mr. Grow options to purchase 150,000 shares of common stock at exercise prices ranging from of $2.00 to $3.05; and for Mr. Krogue options to purchase 333,770 shares of common stock at exercise prices ranging from $2.00 to $2.70 per share.

(3)  Gary Smith is G. Douglas Smith's father.


           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  following  discussion  includes  certain   relationships  and  related
transactions that occurred during Buyers United's fiscal years ended December 31, 2003 and 2002.

Transactions with Theodore Stern

     Beginning in December 2000 and continuing into 2003, Theodore Stern, the Chairman of the Board of Directors and Chief Executive Officer, made loans to Buyers United for working capital purposes. All of the loans bear interest at the rate of 12 percent per annum payable monthly and are unsecured. In consideration for many of the loans, we issued common stock to Mr. Stern and recorded the value of the stock at the market price on the date of issuance. The following table shows the date and principal amount of the loans, the maturity dates, the number of shares of common stock issued in consideration for the loans, and the value of the common stock:

Date of Loan       Maturity Date    Principal Amount ($)  Number of Shares  Value of Shares ($)
------------       -------------    --------------------  ----------------  -------------------

December 7, 2000   July 5, 2004          100,000              10,000             16,562
January 4, 2001    July 5, 2004          180,000              20,000             22,500
January 19, 2001   July 5, 2004          100,000              10,000             15,625
February 15, 2001  July 5, 2004           10,000               1,000              1,500
March 26, 2001     July 5, 2004          100,000              10,000             10,312
June 5, 2001       July 5, 2004          500,000*             50,000             60,000
June 15, 2001      July 5, 2004          150,000*             15,000             18,750
June 21, 2001      July 5, 2004          100,000*             10,000             12,500
June 26, 2001      July 5, 2004           50,000*              5,000              6,250
July 6, 2001       July 5, 2004          100,000*             10,000             11,000
July 18, 2001      July 5, 2004          150,000*             15,000             12,750
August 30, 2001    July 5, 2004          275,000*             27,500             22,000
September 5, 2001  July 5, 2004          100,000*             10,000              8,500
September 19, 2001 July 5, 2004          100,000*             10,000              6,800
October 15, 2001   July 5, 2004           50,000*             10,000              6,100
December 12, 2001  July 5, 2004          100,000*             10,000              6,400



January 18, 2002   July 5, 2004          100,000*             10,000             10,000
December 20, 2002  December 20, 2004     112,500**               -0-                -0-
February 28, 2003  July 1, 2004          100,000***              -0-                -0-
July 5, 2003       July 5, 2005           86,563***              -0-                -0-
July 5, 2003       July 5, 2005          348,825                 -0-                -0-
---------------------------

*     Indicates the note is convertible into common stock at a rate of $2.50
**    Indicates the note is convertible into common stock at a rate of $2.00
***   This note was repaid in 2003

     In October 2000, the Board approved a consulting agreement with Mr. Stern. Pursuant to this contractual arrangement Mr. Stern receives a monthly fee of $6,250 and expense allowance of $500 in connection with duties performed as our Chief Executive Officer. He earned, respectively, $74,750 and $70,000 in 2003 and 2002 under this arrangement, and $6,250 remained unpaid as of December 31, 2003.

     In  November  2001,  we  agreed  to issue  50,000  shares  to Mr.  Stern in consideration of extending the maturity date of the June 5, 2001 $500,000 promissory note to July 5, 2003. The value of the shares was recorded at $31,500. On December 4, 2001, we agreed to issue 156,500 shares to Mr. Stern in consideration of extending the maturity date of the remaining $1,565,000 then owing in notes payable listed above to July 5, 2003. The value of the shares was recorded at $93,900. All these notes were later extended further to July 5, 2004, but no additional compensation was paid to Mr. Stern.

     In September 2001, Buyers United issued 25,000 shares to Mr. Stern in consideration for Mr. Stern's personal guaranty of Buyers United's payment obligations under a new contract with Global Crossing Communications, Inc., that provides telecommunication services to us for resale. The shares were valued at $17,500 based on the then current market price.

     In February 2002, Mr. Stern gave his personal guaranty of up to $250,000 of obligations arising under our resale contract with MCI WorldCom, Inc. In consideration for providing the guaranty, we issued 25,000 shares to Mr. Stern valued at $30,750 based on the then current market price.

     In December 2002, Mr. Stern participated in providing funding for a deposit in connection with acquiring customers from Touch America, Inc. The total amount raised was $3,187,500, of which total Mr. Stern contributed $137,500 under terms identical to the other unaffiliated investors. All the unsecured promissory notes bear interest at 10 percent, payable monthly. Principal payments are also due monthly, based on 10 percent of the net billings collected from the Touch America customers during the prior calendar month, and the notes have no maturity date. As of December 31, 2003, we had repaid $84,854 of the principal on this note.

     On January 15, 2003, Mr. Stern gave his personal guaranty of up to $250,000 of obligations arising under a resale contract with Williams Communications. In consideration for providing the guaranty, we issued 15,000 shares to Mr. Stern valued at $36,300 based on the then current market price.

Transactions with other related parties

     In October 2000, the Board approved a two-year consulting arrangement with Gary Smith, a member of the Board. No fees were actually paid to Mr. Smith during 2000, and up through October 2002, Mr. Smith was paid $110,000 in fees under his consulting arrangement.

     On January 15, 2002, Paul Jarman, G. Douglas Smith, and Kenneth D. Krogue made unsecured loans to Buyers United in the total principal amount of $79,998, due July 15, 2003 and bearing interest at the rate of 12 percent per annum. In consideration for making the loans, Buyers United agreed to issue a total of 7,998 shares to these individuals valued at $8,798 based on the market price on the date of issuance. These loans were repaid in July 2003.

     At the end of 2002 and during the first part of 2003, Edward Dallin Bagley made two-year unsecured loans to Buyers United aggregating $750,000. The notes bear interest at 12 percent payable monthly, and are convertible into 375,000 shares of common stock (conversion rate of $2.00 per share).

     In February 2003, Buyers United issued a 12 percent unsecured promissory note to Steve Barnett in exchange for a loan of $50,000. Interest is payable monthly and the loan matures on July 1, 2004.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Copies of the following documents are included as exhibits to this Form 10-KSB pursuant to Item 601 of Regulation S-B.

 Exhibit
   No.         Title of Document
 -------       -----------------

   3.1         Certificate of Incorporation, as amended

   3.2         Certificate of Designation of Preferred Stock (1)

   3.3         By-Laws (1)

   3.4         Series B Preferred Stock Designation (2)

   10.1        Form of Warrant issued to lenders (2)

   10.2        Form of Warrant issued as part of units with Series B
                 Preferred Stock (2)

   10.3        Form of option for employees and directors (3)

   10.4        Long-Term Stock Incentive Plan (1)

   10.5        Asset Purchase Agreement dated December 6, 2002, with I-Link
                 Communications, Inc. and I-Link Incorporated, without exhibits (4)

   10.6        Reconciliation Agreement dated March 9, 2004 with Acceris
                 Communications and I-Link Communications (7)

   10.7        Asset Purchase Agreement dated December 20, 2002 with Touch
                 America, Inc., without exhibits (4)

   10.8        Amendment No. 1 to the Asset Purchase Agreement dated December
                 20, 2002 that was made June 6, 2003 by Buyers United and Touch America (5)

   10.9        Form of note agreement issued April to August 2002 to
                 Noteholders (4)

  10.10        Form of warrant agreement issued to certain noteholders (4)

  10.11        Form of note agreement issued on December 20, 2002 to the
                 noteholders who provided financing for the Touch America deposit, including as exhibits the form of note and warrant issued (4)

  10.12 Cooperation and Management Agreement between Buyers United and MyACD, Inc., dated October 1, 2003, excludidng:
                   Schedule I - Buyers United Existing Customers;
                   Schedule II - MyACD Customers;
                   Schedule III - Enhanced Services Marketing Budget;
                   Schedule IV - Monthly Budget Payments; and
                   Schedule V - Revised Wholesale Services Agreement Pricing (6)

  10.13        Purchase Option Agreement between Buyers United, Michael L.
               Shelton and David O. Peterson dated October 1, 2003, excluding:
                   Exhibit A - Form of Term Note;
                   Exhibit B - Form of Security and Pledge Agreement;
                   Exhibit C - Form of Term Note;
                   Exhibit D - Form of Security and Pledge Agreement;
                   Exhibit E - Form of Employment Agreement;
                   Exhibit F - Form of Stock Option Grant; and
                   Exhibit G - Form of Employment Agreement (6)

  10.14        Form of Securities Purchase Agreement dated March 10, 2004 (7)

  10.15        Form of registration Rights Agreement dated March 10, 2004 (7)

   14.1        Code of Ethics

   21.1        List of Subsidiaries

   31.1        Certification  of  the  Chief  Executive   Officer  pursuant  to
               Section 302 of the Sarbanes-Oxley Act of 2002

   31.2        Certification  of  the  Chief  Financial   Officer  pursuant  to
               Section 302 of the Sarbanes-Oxley Act of 2002

   32.1        Certifications   of  the  Chief  Executive   Officer  and  Chief
               Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by Buyers United with the Securities and Exchange
     Commission on August 3, 1999, and are incorporated herein by this reference.

(2) These documents were filed as exhibits to the annual report on Form 10-KSB for 2000 filed by Buyers United with the Securities and Exchange Commission on April 10, 2001, and are incorporated herein by this reference.

(3) This document was filed as an exhibit to the annual report on Form 10-KSB for 2001 filed by Buyers United with the Securities and Exchange Commission on April 16, 2002, and is incorporated herein by this reference.

(4) These documents were filed as exhibits to the annual report on Form 10-KSB for 2002 filed by Buyers United with the Securities and Exchange Commission on April 14, 2003, and are incorporated herein by this reference.

(5) This document was filed as an exhibit to the quarterly report on Form 10-QSB for June 30, 2003 filed by Buyers United with the Securities and Exchange Commission on August 14, 2003, and is incorporated herein by this reference.

(6) These documents were filed as exhibits to the quarterly report on Form 10-QSB for September 30, 2003 filed by Buyers United with the Securities and Exchange Commission on November 14, 2003, and are incorporated herein by this reference.

(7) These documents were filed as exhibits to the current report on Form 8-K filed by Buyers United with the Securities and Exchange Commission on March 17, 2004, and are incorporated herein by this reference.

Form 8-K Filings

There were no filings on Form 8-K during the three months ended December 31, 2003.

               ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees and expenses billed by our principal accounting firm, Crowe Chizek and Company LLC for fees and expenses billed for fiscal years ended December 31, 2003 and 2002 are as follows:

                                       2003                      2002
                                    --------                   --------

Audit fees                          $ 77,890                   $ 99,361
Audit related fees                    69,585                     22,765
                                    --------                   --------
      Total audit and related fees   147,475                    122,126

Tax fees                              53,700                     24,800
                                    --------                   --------
      Total fees                    $201,175                   $146,926
                                    ========                   ========

     Audit related fees were for reviews of our filings on Form 10-QSB for 2003 and 2002, meetings with the Audit Committee, and work required by our filing of a registration statement on Form SB-2 for selling security holders in September 2003.

     Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

     The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BUYERS UNITED, INC.

Date:  March 29, 2004            By: /s/ Theodore Stern, Chief Executive Officer
                                     -------------------------------------------




Date:  March 29, 2004            By: /s/ David R. Grow, Chief Financial Officer
                                     -------------------------------------------


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 2004                    /s/ Theodore Stern, Director
                                         ----------------------------


Date:  March 29, 2004                    /s/ Steve Barnett, Director
                                         ---------------------------


Date:  March 29, 2004                    /s/ Gary Smith, Director
                                         ------------------------


Date:  March 29, 2004                    /s/ Edward Dallin Bagley, Director
                                         ----------------------------------


Date:  March 29, 2004                    /s/ Paul Jarman, Director
                                         -------------------------

                       BUYERS UNITED, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                                TABLE OF CONTENTS


Report of Independent Auditors ......................................... F - 2

Consolidated Balance Sheet.............................................. F - 3

Consolidated Statements of Operations .................................. F - 4

Consolidated Statements of Stockholders' Deficit ....................... F - 5

Consolidated Statements of Cash Flows .................................. F - 7

Notes to Consolidated Financial Statements ............................. F - 9

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Buyers United, Inc. and Subsidiary
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Buyers United, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buyers United, Inc. and Subsidiary as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




                                          Crowe Chizek and Company LLC

Oak Brook, Illinois
March 11, 2004, except for Note 14
  as to which the date is March 15, 2004

                               BUYERS UNITED, INC.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003

                            ASSETS
Current assets:
      Cash and cash equivalents                                          $  3,055,384
      Restricted cash                                                       1,569,336
      Accounts receivable, net of allowance for uncollectible
        accounts of $2,931,000                                              8,162,483
      Other current assets                                                    243,844
                                                                         ------------
            Total current assets                                           13,031,047

Property and equipment, net                                                 2,424,642
Intangible assets, net                                                      8,018,682
Other assets                                                                  496,787
                                                                         ------------

            Total assets                                                 $ 23,971,158
                                                                         ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Line of credit                                                     $  4,093,782
      Current portion of long-term debt and capital lease obligations       7,781,484
      Accounts payable                                                     11,248,152
      Accrued liabilities                                                   1,828,864
                                                                         ------------
            Total current liabilities                                      24,952,282

Long-term debt and capital lease obligations                                  646,126
                                                                         ------------

            Total liabilities                                              25,598,408

Stockholders' deficit:
      Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
        Series A 8% cumulative convertible preferred stock; 1,865,000
           shares issued and outstanding (liquidation value of $3,730,000)        187
        Series B 8% cumulative convertible preferred stock; 721,729
           shares issued and outstanding (liquidation value of $7,217,290)         72
      Common stock, $0.0001 par value; 100,000,000 shares authorized;
           7,604,584 shares issued and outstanding                                760
      Additional paid-in capital                                           20,193,148
      Warrants and options outstanding                                      3,928,110
      Accumulated deficit                                                 (25,749,527)
                                                                         ------------
            Total stockholders' deficit                                    (1,627,250)
                                                                         ------------

            Total liabilities and stockholders' deficit                  $ 23,971,158
                                                                         ============

                             See accompanying notes

                               BUYERS UNITED, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year Ended December 31,
                                                    --------------------------
                                                        2003          2002

Revenues                                            $ 63,312,964  $ 30,163,450

Operating expenses:
      Costs of revenues                               34,597,486    16,295,201
      General and administrative                      14,830,565     7,365,569
      Selling and promotion                           10,839,529     4,646,029
                                                    --------------------------
            Total operating expenses                  60,267,580    28,306,799
                                                    --------------------------

            Income from operations                     3,045,384     1,856,651

Other income (expense):
      Interest income                                     13,513        17,980
      Interest expense                                (1,884,258)   (1,544,448)
                                                    --------------------------
            Total other expense, net                  (1,870,745)   (1,526,468)
                                                    --------------------------

            Net income                              $  1,174,639  $    330,183

8% Preferred dividends on Series A and B preferred
 stock                                                  (873,495)     (749,725)
                                                    --------------------------

            Net income (loss) applicable to common
             stockholders                           $    301,144  $   (419,542)
                                                    ==========================



Net income (loss) per common share:
            Basic                                   $       0.05  $      (0.07)
            Diluted                                         0.04         (0.07)



Weighted average common shares outstanding:
            Basic                                      6,378,047     5,740,811
            Diluted                                    6,847,646     5,740,811




                             See accompanying notes

                          BUYERS UNITED, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                              Preferred Stock     Common Stock     Additional
                                                                             -----------------  -----------------   Paid-in
                                                                              Shares    Amount    Shares   Amount   Capital
                                                                             ---------  ------  ---------  ------  -----------

Balance at December 31, 2001                                                 2,433,800  $  244  5,312,629  $  531  $15,190,855

      Conversion of preferred shares to common                                 (15,000)     (2)    55,000       6           (4)
      Issuance of common shares in connection with notes payable                    -       -      17,998       2       18,796
      Issuance of warrants for services and with consulting agreements              -       -          -       -            -
      Amortization of deferred consulting fees                                      -       -          -       -            -
      Issuance of warrants with notes payable                                       -       -          -       -            -
      Issuance of common stock for debt guarantee                                   -       -      25,000       3       30,747
      Imputed interest on notes payable                                             -       -          -       -        28,686
      Cancellation of warrants issued for services                                  -       -          -       -            -
      Preferred stock dividends                                                     -       -          -       -            -
      Issuance of common shares as payment of preferred stock dividends             -       -     574,635      57      750,296
      Net income                                                                    -       -          -       -            -
                                                                             ---------  ------  ---------  ------  -----------

Balance at December 31, 2002                                                 2,418,800     242  5,985,262     599   16,019,376


      Conversion of preferred shares to common                                (116,000)    (11)   580,000      58          (47)
      Issuance of preferred stock in connection with the I-Link acquisition    283,929      28         -       -     1,613,855
      Exercise warrants to purchase Common Stock, net of issuance costs             -       -     522,500      52    1,395,020
      Exercise employee options to purchase Common Stock                            -       -      27,500       3       54,997
      Issuance of common shares in connection with notes repayment                  -       -      50,000       5           (5)
      Repurchase shares from stockholders                                           -       -      (2,774)     -        (4,851)
      Amortization of deferred consulting fees                                      -       -          -       -            -
      Issuance of warrants for services                                             -       -          -       -            -
      Issuance of common stock for debt guarantee                                   -       -      15,000       1       36,298
      Imputed interest on notes payable                                             -       -          -       -         5,312
      Cancellation of warrants issued for services                                  -       -          -       -       304,690
      Preferred stock dividends                                                     -       -          -       -            -
      Issuance of common shares as payment of preferred stock dividends             -       -     427,096      42      768,503
      Net income                                                                    -       -          -       -            -
                                                                             ---------  ------  ---------  ------  -----------

 Balance at December 31, 2003                                                2,586,729  $  259  7,604,584  $  760  $20,193,148
                                                                             =========  ======  =========  ======  ===========

                                   -continued-

                          BUYERS UNITED, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                           Warrants/   Deferred
                                                                            Options   Consulting  Accumulated
                                                                          Outstanding    Fees       Deficit       Total
                                                                           ----------  --------  ------------  -----------

Balance at December 31, 2001                                               $4,383,334  $(98,406) $(25,631,129) $(6,154,571)

      Conversion of preferred shares to common                                     -         -             -            -
      Issuance of common shares in connection with notes payable                   -         -             -        18,798
      Issuance of warrants for services and with consulting agreements        102,118        -             -       102,118
      Amortization of deferred consulting fees                                     -     73,232            -        73,232
      Issuance of warrants with notes payable                                 232,259        -             -       232,259
      Issuance of common stock for debt guarantee                                  -         -             -        30,750
      Imputed interest on notes payable                                            -         -             -        28,686
      Cancellation of warrants issued for services                           (125,197)       -             -      (125,197)
      Preferred stock dividends                                                    -         -       (749,725)    (749,725)
      Issuance of common shares as payment of preferred stock dividends            -         -             -       750,353
      Net income                                                                   -         -        330,183      330,183
                                                                           ----------  --------  ------------  -----------

Balance at December 31, 2002                                                4,592,514   (25,174)  (26,050,671)  (5,463,114)


      Conversion of preferred shares to common                                     -         -             -            -
      Issuance of preferred stock in connection with the I-Link acquisition        -         -             -     1,613,883
      Exercise warrants to purchase Common Stock, net of issuance costs      (385,055)       -             -     1,010,017
      Exercise employee options to purchase Common Stock                           -         -             -        55,000
      Issuance of common shares in connection with notes repayment                 -         -             -            -
      Repurchase shares from stockholders                                          -         -             -        (4,851)
      Amortization of deferred consulting fees                                     -     25,174            -        25,174
      Issuance of warrants for services                                        25,341        -             -        25,341
      Issuance of common stock for debt guarantee                                  -         -             -        36,299
      Imputed interest on notes payable                                            -         -             -         5,312
      Cancellation of warrants issued for services                           (304,690)       -             -            -
      Preferred stock dividends                                                    -         -       (873,495)    (873,495)
      Issuance of common shares as payment of preferred stock dividends            -         -             -       768,545
      Net income                                                                   -         -      1,174,639    1,174,639
                                                                           ----------  --------  ------------  -----------

Balance at December 31, 2003                                               $3,928,110  $     -   $(25,749,527) $(1,627,250)
                                                                           ==========  ========  ============  ===========



                             See accompanying notes

                               BUYERS UNITED, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                              -------------------------
                                                                                  2003         2002
                                                                              ------------ ------------
Cash flows from operating activities:
      Net income                                                              $ 1,174,639  $   330,183
      Adjustments to reconcile net income to netcash used in
        operating activities:
            Depreciation and amortization                                       3,863,516    1,191,196
            Amortization included in interest expense resulting from
              issuing stock with notes                                              5,312       28,686
            Amortization of discount on notes payable                             414,301      237,444
            Amortization of note financing costs                                  115,182      174,977
            Amortization of deferred consulting fees                               25,174       73,232
            Expense related to the grant of options to purchase common shares          -       (23,079)
            Changes in operating assets and liabilities:
                  Accounts receivable                                          (2,512,269)  (3,378,341)
                  Other assets                                                   (697,427)  (2,379,009)
                  Checks in excess of available cash balances                          -      (186,866)
                  Accounts payable                                              4,711,897    1,821,236
                  Accrued liabilities                                             278,315      432,183
                                                                              ------------ ------------

                        Net cash provided by (used in) operating activities     7,378,640   (1,678,158)
                                                                              ------------ ------------

Cash flows from investing activities:
      Increase in other assets                                                   (167,360)    (194,915)
      Purchases of property and equipment                                      (1,574,986)    (317,399)
      Purchase of customer accounts                                                    -    (3,000,000)
                                                                              ------------ ------------

                        Net cash used in investing activities                  (1,742,346)  (3,512,314)
                                                                              ------------ ------------

Cash flows from financing activities:
      Restricted cash                                                            (985,334)     106,310
      Net borrowings and payments under line of credit                          2,817,530      702,080
      Borrowings under notes payable, net of debt issuance costs                2,299,955    7,818,850
      Principal payments on notes payable and other long-term obligations      (8,767,587)  (2,499,508)
      Exercise of warrants and employee options, net of offering costs          1,065,018           -
      Repurchase of shares from stockholders with less than 100 shares             (4,852)          -
                                                                              ------------ ------------

                        Net cash provided by (used in) financing activities    (3,575,270)   6,127,732
                                                                              ------------ ------------


Net increase in cash and cash equivalents                                       2,061,024      937,260
Cash at the beginning of the period                                               994,360       57,100
                                                                              ------------ ------------

Cash at the end of the period                                                 $ 3,055,384  $   994,360
                                                                              ============ ============


                             See accompanying notes

                               BUYERS UNITED, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Year Ended December 31,
                                                                        ----------------------
                                                                           2003         2002
                                                                        ----------  ----------

Supplemental cash flow information:
      Cash paid for interest                                            $1,208,543  $  890,490


Supplemental schedule of noncash investing and financing activities:
      Issuance of common shares in payment of preferred stock dividend  $  768,574  $  750,353
      Issuance of common shares in payment of deferred financing costs           -      18,793
      Issuance of common shares for officer's personal guaranty             36,300      30,750
      Issuance of warrants with promissory notes                                 -     232,259
      Accrual of dividend payable on preferred stock                       873,495     749,725
      Retire and replace note payable                                      800,000          -
      Acquire customers from Touch America                               3,411,421          -
      Acquire customers from Glyphics, Inc.                                543,558          -
      Issuance of preferred stock to acquire VoIP Network assets         1,705,236          -
      Convert accrued interest to note payable                             435,388          -
      Capital expenditures financed with capital lease obligation          100,691          -



















                             See accompanying notes

NOTE 1 -  DESCRIPTION  OF THE  COMPANY  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

Organization

Buyers United, Inc. ("the Company") was incorporated on August 23, 1994 in the state of Utah and was reincorporated in the state of Delaware on April 9, 1999. During 2003, the Company established a wholly-owned subsidiary in Virginia for the purpose of conducting business in that state.

Buyers United is an aggregator and provider of telecommunications services. The Company contracts with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offers all of these various services to its customers. The Company also operates a dedicated VoIP Network, and advanced customer contact handling/management software applications that enable it to offer enhanced services to customers. The variety of services and products the Company offers allows the customer to buy only those telecommunications services it needs from one source, combine those services in a customized package, receive one bill for those services, and make one call to Buyers United if a service problem or billing issue arises.

Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Buyers United, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts and attrition rates used to determine the estimated useful lives of customer lists acquired.

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

Cash and cash equivalents: All highly liquid assets with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash: In accordance with the Company's agreements with RFC Capital Corp. (Note 5) and with certain vendors, the Company maintains a restricted cash account for the collection of the Company's receivables. As of December 31, 2003, the Company had $1.6 million of cash that was restricted.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is comprised of amounts billed and billable to customers, net of an allowance for uncollectible amounts. The accounts receivable balance outstanding as of December 31, 2003 is comprised of the following:

            Billed amounts                              $ 9,863,111
            Unbilled amounts                              1,230,372
                                                         ----------
                                                         11,093,483
            Less: allowance for uncollectible accounts   (2,931,000)
                                                         ----------

                                                        $ 8,162,483

Finance charges are assessed to accounts once the amount owed is past due based on their specific terms. The allowance for doubtful accounts is estimated by management and is based on specific information about customer accounts, past loss experience, and general economic conditions. An account is written off by management when deemed uncollectible, although collections efforts may continue.

Property and Equipment: Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use," the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. Of such costs the Company capitalized approximately $118,000 and $127,000 during 2003 and 2002, respectively.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer and office equipment                 2 to 3 years
Internal-use software                            2 years
Furniture and fixtures                        3 to 7 years

Advertising Costs: The Company advertises its services through traditional venues such as print media to the general public. Costs associated with these advertising efforts are expensed as incurred, and were $27,438 and $29,781 for the years ended December 31, 2003 and 2002, respectively.

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

Debt Issuance Costs: As an inducement to various investors, shareholders, and board members to lend monies to the Company, shares of common stock and warrants to purchase shares of common stock were issued to them. The fair market value of those shares at the date of issuance has been capitalized as debt issuance costs and is being amortized over the life of the loans. Amortization of these costs for the years ended December 31, 2003 and 2002 was $414,298 and $237,446, respectively, and are included in interest expense.

Stock-Based Compensation: Employee compensation expense via stock option grants is reported using the intrinsic method. No stock option-based compensation expense is included in net income (loss) as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income
(loss) and earnings (loss) per share if expense was measured using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":



                                                           2003         2002
                                                        ---------   -----------
  Net income (loss) applicable to common stockholders:
  ---------------------------------------------------
         As reported                                    $ 301,144   $  (419,542)
         Pro forma stock option-based compensation       (307,747)     (748,857)
                                                        ---------   -----------
         Pro forma net loss applicable
           to common stockholders                       $  (6,603)  $(1,168,399)
                                                        =========   ===========

  Net income (loss) per common share:
  ----------------------------------
         As reported:
           Basic                                        $    0.05   $     (0.07)
           Diluted                                           0.04         (0.07)

         Pro forma
           Basic                                        $      -    $     (0.20)
           Diluted                                             -          (0.20)

The fair value of the options granted during 2003 and 2002 was estimated at the date of grant using the following weighted average assumptions:

                                                          2003         2002
                                                          ----         ----

            Risk-free interest rate                       2.89%        3.71%
            Dividend yield                                  -            -
            Expected volatility                            75%          104%
            Weighted average expected life              4.8 years     4.7 years

The weighted average fair values of options granted during the years ended December 31, 2003 and 2002 was $1.42 and $1.01, respectively. The pro forma effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated.

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

Net Income (Loss) Per Common Share : Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

As of December 31, 2003, outstanding options of employees and directors, along with warrants held by investors which together aggregated 469,599 in accordance with the Treasury Stock method were included in the computation of EPS. 5,457,760 shares of common stock issuable upon the conversion of preferred stock were excluded from the computation of diluted EPS as their effect was antidilutive.

As of December 31, 2002, outstanding options of employees and directors to purchase 3,592,721 shares of common stock; 4,634,000 shares of common stock issuable upon the conversion of preferred stock; and 5,529,282 shares of common stock issuable upon exercise of warrants to purchase common stock were not included in the computation of Diluted EPS because they would be antidilutive.

Recent Accounting Pronouncements:

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

In December 2002 the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This amendment also changes the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effects of the method used on reported amounts. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has opted to continue accounting for stock options under the intrinsic value method prescribed in APB Opinion No. 25 for the years ended December 31, 2003 and 2002. In addition, the Company has complied with the prominent disclosure requirements of SFAS No. 148.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company's adoption of this Statement on July 1, 2003 did not have a material impact on its consolidated results of operations or financial position.


NOTE 2 - ACQUISITIONS

In October 2003, Buyers United acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc. ("MyACD"), with a one-year option to purchase it at a predetermined price. During the term of the agreement, Buyers United has the sole right to manage sales, service and billing of MyACD services. Under the agreement MyACD will continue to provide enhanced service development and configuration and Buyers United will reimburse MyACD for actual costs related to these activities.

During August 2003, Buyers United purchased approximately 12,000 long distance customers from Glyphics Communications, Inc. for $543,558.

On December 20, 2002, Buyers United entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase a substantial number of its switched voice telecommunication customers, including the carrier identification code used to service those customers. In June 2003, the Company amended the purchase agreement to acquire additional switched voice and dedicated telecommunications customers and correct discrepancies in the list of customers originally purchased in December 2002. Buyers United did not purchase any accounts receivable, equipment, or other assets of Touch America. The total purchase price was $6.5 million. Buyers United made an initial payment of $3 million to Touch America in December 2002 and has made additional cash payments totaling $3.4 million through March 4, 2004. The balance of $93,988 is expected to be paid in April 2004.

On December 6, 2002, Buyers United entered into the Asset Purchase Agreement and Software License Agreement to purchase assets of I-Link, Inc., and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a Voice over Internet Protocol ("VoIP") Network. Customer billings and related expenses incurred pursuant to a related Management Agreement between the parties were included in Buyers United's general and administrative expenses beginning December 6, 2002. The transaction closed effective May 1, 2003, at which time the Company began to recognize revenue earned and expenses incurred.

The assets acquired include dedicated equipment required for operating the VoIP Network, customers of I-Link serviced through the network, carrier identifications codes, and certain trademarks. In consideration for the assets and software license, Buyers United issued to I-Link 246,430 shares of Series B Convertible Preferred Stock with a fair market value of $1.4 million, assumed certain liabilities, and agreed to issue an additional 53,570 shares of Series B Convertible Preferred Stock in equal monthly installments over a term of 10 months commencing June 1, 2003, subject to satisfaction of certain conditions pertaining to provisioning of one of the former I-Link customers acquired in the transaction.

In connection with the closing, the parties together with Counsel Corporation, an Ontario corporation, and Counsel Communications LLC, a Delaware limited liability company, both affiliates of I-Link, entered into a Reimbursement Agreement pursuant to which Counsel Corporation, Counsel Communications, and I-Link agreed to reimburse Buyers United for any loss sustained as a result of any claims asserted against the assets acquired from I-Link by certain creditors of I-Link. Out of the shares it received in the transaction I-Link deposited in escrow 40,000 shares that may be applied to reimburse any such loss. This is in addition to 25,000 shares I-Link received in the transaction that has been deposited in escrow under the Asset Purchase Agreement to satisfy any claims for indemnification under the Asset Purchase Agreement. During 2004, these remaining 65,000 shares were delivered to Counsel Corporation.

The following table presents a summary of the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2003:

            Computer and telecommunications switching equipment      $  754,966
            Customer list                                               553,898
            License on technology and patents                         1,182,933
            Carrier identification code                                 135,933
            Deposit with a vendor                                       110,000
                                                                     ----------

               Total assets acquired                                  2,737,730
                                                                     ----------

            Accounts payable and accrued liabilities                    737,829
            Acquisition costs                                           294,665
                                                                     ----------
                Total liabilities assumed                             1,032,494
                                                                     ----------

                Net assets acquired                                  $1,705,236
                                                                     ==========

The customer list and licensed technology will be amortized over a period of four years.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

                                                             Year ended
                                                            December 31,
                                                      ------------------------
                                                         2003         2002
                                                      -----------  -----------
      Net revenue                                     $65,498,766  $37,965,060
      Net income (loss) applicable to
        common stockholders                           $    19,175  $(5,806,566)

      Basic and diluted net income (loss) per share   $        -   $     (1.01)

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

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consisted of the following:

      Computer and office equipment                $3,724,164
      Internal-use software                           268,723
      Furniture and fixtures                          302,027
                                                   ----------
                                                    4,294,914
      Accumulated depreciation and amortization    (1,870,272)
                                                   ----------

                                                   $2,424,642
                                                   ==========

NOTE 4 - INTANGIBLE ASSETS

At December 31, 2003, intangible assets consisted of the following:

                                        Gross       Accumulated   Intangible
                                        asset       amortization  assets, net
                                    -------------   -----------   -----------
      Customer lists                $  10,760,307   $ 3,840,679   $ 6,919,628
      Technology and patents            1,318,865       219,811     1,099,054
                                    -------------   -----------   -----------

                                    $  12,079,172   $ 4,060,490   $ 8,018,682
                                    =============   ===========   ===========

The Company participated in a direct response marketing campaign with LowerMyBills.com, Inc. (LMB), a web-based comparison shopping service. The fees associated with this advertising campaign were deferred and aggregated $2.8 million until June 2003, when the Company ceased participating in the program. Amortization expense for these customers in 2003 and 2002, was $1.2 million and $761,091, respectively.

The Company also acquired new customer lists related to I-Link, Touch America, and Glyphics in 2003, which are predominantly corporate customers. In addition, the Company acquired technology and licenses related to I-Link in 2003. Amortization expense during 2003 for the additional customers was $1.9 million, and was $219,811 for the technology and licenses.

The Company estimates the useful lives of its acquired customer lists based upon attrition rates experienced by the Company. Historically, management estimated the useful lives between 24 to 36 months based upon the type of customer and service provided. Based upon recent attrition information which showed that customers were averaging longer lives, the Company changed the estimated useful lives for its customer lists prospectively in the fourth quarter of 2003. LMB customer lives were increased from 24 to 36 months. The impact of this change was a $204,500 decrease in amortization expense in the fourth quarter of 2003. The customer lives of Touch America, I-Link and Glyphics were changed from 30 or 36 months to 48 months. The impact of this change was a $306,053 decrease in amortization expense in the fourth quarter of 2003.

Amortization expense for all intangible assets during the four-year period ending December 31, 2007 is estimated to be $2.7 million, $2.5 million, $2.2 million, and $600,000, respectively.


NOTE 5 - LINE OF CREDIT

Buyers United has a line of credit agreement with RFC Capital Corporation that expires in January 2006. The available borrowing limit is $5 million. Interest accrues at prime plus three percent, which was 7.00% as of December 31, 2003. During 2002, the interest rate on the line was prime plus six percent, which was 10.25% as of December 31, 2002. The facility allows the Company to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. On December 31, 2003, Buyers United had financed the maximum amount available based on eligible accounts receivable at that time. This amount, less draws by RFC applied against the outstanding amount, aggregated $4.1 million. The facility requires Buyers United to maintain a restricted cash account for the collection of the receivables. As of December 31, 2003, Buyers United had $1.2 million of restricted cash associated with the RFC arrangement.


NOTE 6 - ACCRUED LIABILITIES

At December 31, 2003, accrued liabilities consisted of the following:

      Accrued commissions              $  669,523
      Accrued dividends                   478,599
      Other                               680,742
                                       ----------
                                       $1,828,864
                                       ==========

NOTE 7 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following:

      Unsecured notes payable to  the Chairman of the
      Board, bearing interest  at 12 percent, payable
      monthly. Principal  and unpaid interest are due
      and payable in July  2004, except  for $112,500
      which  matures  in December 2004,  and $348,825
      which matures in July 2005.                              $2,726,325

      Unsecured   notes  payable  to  two   Directors
      bearing   interest   at   12  percent,  payable
      monthly. Maturity  dates  vary, from  July 2004
      through January 2005.                                       800,000

      Unsecured  note  payable  to  a  relative  of a
      Director,   bearing   interest  at  12  percent
      payable    monthly.    Principal   and   unpaid
      interest due in January 2005.                              100,000

      Promissory   note  payable  to  an   individual
      bearing   interest  at  12   percent,   payable
      monthly.   Secured  by   equipment.   Principal
      and unpaid interest due in July 2004.                      293,333

      Promissory  notes  payable  to two  individuals
      bearing   interest  at  12   percent,   payable
      monthly.   Secured  by   equipment.   Principal
      and unpaid interest due in the summer of 2006.             191,954

      Unsecured promissory  notes bearing interest at
      ten percent  and  12 percent,  payable monthly.
      Principal  payments  due monthly,  based  on 20
      percent  to  40 percent  of billings  collected
      from specifically-designated customers referred
      from   LowerMyBills.com,   Inc.  ("LMB").   The
      majority of  these notes have no maturity date.
      The Company  believes that all of the principal
      will be repaid during  2004, based  on expected
      cash collections from these customers.                     475,223

      Unsecured  promissory notes bearing interest at
      ten   percent,   payable   monthly.   Principal
      payments  due monthly,  based on ten percent of
      billings collected from customers acquired from
      Touch   America,  Inc.   These  notes  have  no
      maturity  date.  The Company believes  that all
      principal  will be  repaid  in 2005,  based  on
      expected cash collections from these customers.          2,358,412

      Unsecured  promissory note bearing  interest at
      10 percent, payable monthly. Principal payments
      due monthly,  based on 30  percent of  billings
      collected from customers recently acquired from
      Glyphics,  Inc. The  note has no maturity date.
      The Company believes that all principal will be
      repaid by  the end of 2004,  based  on expected
      cash collections from these customers.                     631,211

      Note  payable  to  Touch  America,  Inc.,  with
      interest   imputed  at  four  percent,  payable
      monthly. Principal  payments due monthly, based
      on  7.2  percent  of  billings  collected  from
      customers acquired from Touch America, Inc. The
      obligation  has no  maturity  date. The Company
      expects that  all principal  will be  repaid by
      April 2004, based  on expected cash collections
      from these customers.                                      473,437

      Other                                                      295,238

      Capital leases                                              82,477
                                                              ----------

                                                               8,427,610
      Less current portion                                    (7,781,484)
                                                              ----------

                                                              $  646,126
                                                              ==========
Long-term debt maturities are as follows:

                  2004                             $7,781,484
                  2005                                623,719
                  2006                                 22,407
                                                   ----------
                                                    8,427,610
                  Less current maturities          (7,781,484)
                                                   ----------

                                                   $  646,126
                                                   ==========

On February 28, 2003, the Company retired its $1.1 million note payable by paying $250,000 in cash and issuing a new promissory note for $800,000. In addition, the Company issued 50,000 shares of common stock in connection with the original agreement. At December 31, 2003, the amount remaining due, less issuance costs, was $631,211 (see above).

In connection with some of the LMB-related unsecured promissory notes, two-year warrants to purchase 562,950 shares of common stock at $2.50 per share were issued to the noteholders. Warrants for an additional 94,950 shares have also been issued to the sales agents. The estimated fair value of the warrants of $264,717, based on using the Black-Scholes pricing model, was allocated to the warrants and recorded as a discount to the carrying value of the notes. The Company paid approximately $232,000 in commissions to sales agents. The Company paid approximately $152,000 in commissions to sales agents in connection with the Touch America-related unsecured promissory notes. All these commission costs are also included in the discounts to the carrying value of the notes. The discount is being amortized to interest expense over the respective notes' estimated payment terms.

NOTE 8 - LEASES

Buyers United leases executive office space in Bluffdale, Utah, a suburb of Salt Lake City. The offices consist of approximately 30,000 square feet. The current monthly lease rate is $32,307. The lease for office space expires in January 2007, but the Company has an option to renew the lease for an additional three to five years. Through November 2004, Buyers United is leasing 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a monthly cost of $16,728.

The Company also has one capital lease for computer software. The following is a schedule of future minimum payments under the leases as of December 31, 2003:



                                                         Capital       Operating
   Year ending December 31,                               leases        leases
                                                         --------     ----------
  2004 . . . . . . . . . . . . . . . . . . . . . . . .   $ 34,690     $  571,692
  2005 . . . . . . . . . . . . . . . . . . . . . . . .     34,690        397,373
  2006 . . . . . . . . . . . . . . . . . . . . . . . .     23,128        407,307
  2007 . . . . . . . . . . . . . . . . . . . . . . . .         -         417,490
                                                         --------     ----------

      Total future minimum lease payments  . . . . . .     92,508     $1,793,862
                                                                      ==========
  Less amount representing interest  . . . . . . . . .    (10,031)
                                                         --------
      Total obligations under capital leases . . . . .     82,477
  Less current portion . . . . . . . . . . . . . . . .    (28,752)
                                                         --------
      Capital lease obligations, net of current portion  $ 53,725
                                                         ========

Rent expense was approximately $519,500 and $348,300 for the years ended December 31, 2003 and 2002, respectively.

NOTE 9 - INCOME TAXES

The components of the Company's net deferred income tax assets and liabilities are as follows:

  Deferred income tax assets:
  --------------------------
      Net operating loss carryforwards                  $5,001,000
      Reserves and accrued liabilities                   1,275,000
                                                        ----------

            Total deferred income tax assets             6,276,000
            Valuation allowance                         (5,897,000)
                                                        ----------

            Net deferred income tax asset                  379,000
                                                        ----------

  Deferred income tax liabilities:
  -------------------------------
      Tax depreciation in excess of book depreciation     (379,000)
                                                        ----------

            Net deferred income tax liability             (379,000)
                                                        ----------

            Net deferred income taxes                   $       -
                                                        ==========

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $13,336,000. The tax net operating loss carryforwards will expire beginning in 2012.

Inasmuch as the Company's history includes accumulated net operating losses, it is uncertain as to whether the Company's deferred tax asset can be fully realized. Accordingly, a valuation allowance has been recorded to reduce the deferred income tax assets. The net change in the valuation allowance for deferred tax assets during the year ended December 31, 2003 was a decrease of $416,000. During 2003 and 2002 no income tax expense was recorded due the reduction of the valuation allowance.


NOTE 10 - CAPITAL TRANSACTIONS

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

Series A 8 percent  Cumulative  Convertible  Preferred  Stock:  During 1999, the
Board of Directors authorized the issuance of 2,000,000 shares of Series A 8 percent Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at an offering price of $2.00 per share. Gross proceeds of $4 million were raised upon sale of the shares.

The Series A Preferred Stock is convertible to common stock at any time at the election of the holder and, under limited circumstances, at the election of the Company. The conversion rate is one for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price. The Series A Preferred Stock can be redeemed at the Company's election at any time commencing January 1, 2005 at a redemption price of $2.00 per share plus all accrued dividends as of the redemption date. During 2002 certain stockholders converted 5,000 Series A preferred shares into common shares.

Series B 8 percent Cumulative Convertible Preferred Stock: In September 2000, the Board of Directors authorized the issuance of 1,234,500 shares of Series B 8% Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and related warrants to purchase common shares at an offering price of $10.00 per unit. Each unit consists of one share of Series B Preferred Stock and five warrants to purchase one share of common stock at an exercise price of $2.50 per share. During 2000, various investors made loans to the Company and subsequently elected to exchange their promissory notes for units. In addition to the converted loans of $2.5 million, the Company raised $2 million through the issuance of units through December 31, 2000 and $1.1 million through the issuance of units in 2001.

In connection with the unit offering, the Company agreed to pay the Placement Agent a sales commission and expense allowance aggregating 13 percent of the gross proceeds from the sale of the Series B Preferred Stock, in addition to ten percent of the gross proceeds of certain related bridge financing. The Company also incurred approximately $23,000 of direct expenses in connection with the offering. As additional consideration, the Company agreed to issue to the Placement Agent warrants to purchase 319,300 shares of the Company's common stock at an exercise price of $2.50 per share.

As part of the Series B Preferred Stock offering, the Company issued 2,269,000 warrants to purchase common stock at $2.50 per share. The Company allocated the net proceeds from the offering of $4.2 million between the Series B Preferred Stock and the warrants based on estimated relative fair values. The Series B Preferred Stock was recorded at $2.4 million, and the warrants were recorded at

$1.8 million. The estimated fair value of the warrants was determined using the Black-Scholes pricing model. The Series B Preferred Stock is convertible to common stock at any time at the election of the holder and, under limited circumstances, at the election of the Company. The conversion rate is five for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price.

During the three months ended March 31, 2001, the Company issued an additional 110,000 shares of preferred stock and 550,000 warrants to purchase common stock. The Company allocated the net proceeds from the offering of $1.1 million between the Series B Preferred Stock and the warrants based on estimated relative fair values. Accordingly, the stock was recorded at $794,822, and the warrants were recorded at $302,401. In connection with these additional Series B shares, the intrinsic value of the beneficial conversion feature of $20,498 was reflected in the accompanying 2001 consolidated financial statements as a preferred stock dividend and as an increase to additional paid in capital. The Series B Preferred Stock Offering closed on April 13, 2001.

In May 2002 the Board of Directors approved a plan to modify the exercise price on certain Preferred Stock and promissory note-related warrants from $2.50 to $2.00 per share, extend the expiration date of certain warrants from December 31, 2002 to December 31, 2004, and amend the redemption provisions of certain warrants so that the warrants could be called for redemption when the market price for the Company's common stock is $4.00 per share, rather than $6.00 per share.

On December 6, 2002, Buyers United entered into the Asset Purchase Agreement and Software License Agreement to purchase certain assets and assume certain liabilities of I-Link, Inc., and its subsidiary, I-Link Communications, Inc. In consideration, Buyers United issued to I-Link 246,430 shares of Series B Convertible Preferred Stock with a fair market value of $1.4 million, and agreed to issue an additional 53,570 shares of Series B Convertible Preferred Stock in equal monthly installments over a term of 10 months commencing June 1, 2003. The final installment was issued March 1, 2004.

During 2003, six of the stockholders converted a total of 116,000 Series B preferred shares into 580,000 common shares. During 2002, one of the stockholders converted 10,000 Series B preferred shares into 50,000 common shares.

Both Series A and B Preferred Stock still outstanding can be redeemed at the Company's election at any time commencing January 1, 2005, at the applicable redemption price plus all accrued dividends as of the redemption date.

Cumulative dividends accrue on both Series A and B Preferred Stock at the rate of 8% per annum from the date of original issue and are payable semi-annually on June 30 and December 31 of each year out of funds legally available for the payment of dividends. Dividends are payable in cash or common stock at the election of the Company. If paid in common stock, the number of shares issued will be based on the average of the closing bid prices for the common stock over the five trading days immediately prior to the dividend payment date. If the Company fails to pay any dividend within 60 days of its due date, the conversion price (see below) is adjusted downward by $0.25 per share for each occurrence. During the years ended December 31, 2003 and 2002, the Company declared dividends aggregating $873,495 and $749,725, respectively, and to satisfy payment obligations, issued a total of 427,096 and 574,635 shares of common stock, respectively. As of December 31, 2003, the Company had accrued dividends payable in the amount of $478,599. In February 2004, the Company settled the dividend payable by issuing 171,055 shares of common stock.

The Series A and B Preferred Stock has no voting rights, except as required by the General Corporation Laws of Delaware that require class votes on certain corporate matters and matters affecting the rights of the holders of the Preferred Stock. The Preferred Stock is senior in right of payment in the event of liquidation and with respect to dividends to the common stock and all other subsequent preferred stock issuances that may be authorized. The Series A Preferred Stock has a liquidation preference of $2.00 per share and the Series B Preferred Stock has a liquidation preference of $10.00 per share.

Issuances of Common Stock: During January 2002 the Company issued 17,998 shares of common stock in connection with the issuance of $179,998 of promissory notes, at an aggregated fair market value of $18,798.

During February 2002 the Company issued 25,000 shares of stock to one of its directors for providing a credit guaranty with respect to business expansion activities. The fair market value of shares issuances was $30,750.

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

In  January  2003  the  Company  issued  15,000  shares  of  stock to one of its directors for providing a credit guaranty to one of its wholesale telecommunication service providers. The fair market value of the stock was $36,300.

During June 2003, the Company initiated a program to repurchase outstanding common stock from shareholders of record with total holdings of 100 or fewer shares. The offering price per share was $1.75. The program ended in September 2003 after the Company had repurchased 2,774 shares.

Warrants to Purchase Common Shares: As mentioned above, the Company issued warrants in connection with its Series B preferred stock offering and in connection with certain marketing contracts.

In connection with some of the LMB-related unsecured promissory notes, two-year warrants to purchase a total 562,950 shares of common stock at $2.50 per share were issued to the noteholders during the two years ended December 31, 2002. Warrants for an additional 97,950 shares were also issued to the sales agents. The estimated fair value of the warrants of $264,717, based on using the Black-Scholes pricing model, was allocated to the warrants and recorded as a discount to the carrying value of the notes. The discount is being amortized to interest expense over the estimated term of the notes.

In November 2003 the Company issued 25,000 warrants to a consulting company. The estimated fair value of the warrants of $25,341, based on using the Black-Scholes pricing model, will be amortized over the life of the contract into general and administrative expense.

During 2003, investors exercised warrants to purchase 522,500 shares of Common Stock, in exchange for proceeds which aggregated $1,043,750.

All of the warrants were exercisable at December 31, 2003. The following tables summarize the warrant activity for 2003 and 2002:

                                                                   Weighted
                                                                   Average
                                                    Price          Exercise
                                  Warrants          Range           Price
                                 ---------      -------------      --------

   Balance at December 31, 2001  5,345,732      $1.25 - $5.13       $2.44
      Cancelled or expired        (250,000)     $2.50 - $2.85       $2.64
      Issued                       433,550      $2.00 - $2.50       $2.01
                                 ---------
   Balance at December 31, 2002  5,529,282      $1.25 - $2.95       $2.00
      Cancelled or expired        (181,750)     $2.00 - $2.95       $2.49
      Exercised                   (522,500)     $1.25 - $2.50       $2.00
      Issued                        25,000          $2.50           $2.50
                                 ---------

   Balance at December 31, 2003  4,850,032      $1.25 - $2.50       $2.05
                                 =========

Stock Options:

Long-Term Stock Incentive Plan: Effective March 11, 1999, the Company established the Buyers United International, Inc. Long-Term Stock Incentive Plan ("the Stock Plan"). The Stock Plan provides for a maximum of 1,200,000 shares of common stock of the Company to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the Stock Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights ("SAR"); and on a limited basis, stock awards. The terms and exercise prices of options and SARs will be established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2003, incentive stock options to purchase a total of 893,653 shares were outstanding.

Other Options: The Company's Board of Directors has from time to time also authorized the grant of stock options to directors, officers, key employees, and consultants as compensation and in connection with obtaining financing.

In virtually all cases, employee options vest over a period of from one to three years, and expire from four to five years after the date the options were granted. The following tables summarize the all stock option activity for 2003 and 2002:

                                                                   Weighted
                                                                   Average
                                                    Price          Exercise
                                  Options           Range           Price
                                 ---------      -------------      --------
   Balance at December 31, 2001  2,818,585      $2.00 - $9.00       $2.69
      Granted                      902,913      $2.00 - $2.50       $2.31
      Cancelled or expired        (128,777)     $2.00 - $9.00       $3.11
                                 ---------
   Balance at December 31, 2002  3,592,721      $2.00 - $5.39       $2.58
      Granted                      683,500      $2.00 - $2.64       $2.33
      Exercised                    (27,500)         2.00            $2.00
      Cancelled or expired        (816,944)     $2.00 - $4.00       $2.20
                                 ---------
   Balance at December 31, 2003  3,431,777      $2.00 - $5.39       $2.62
                                 =========

A summary of the options outstanding and options exercisable at December 31, 2003 is as follows:

                                                               Options
                    Options Outstanding                       Exercisable
   --------------------------------------------------- ------------------------
                                    Average   Weighted    Options      Weighted
     Range of                      Remaining  Average  Exercisable at  Average
     Exercise          Options    Contractual Exercise  December 31,   Exercise
      Prices         Outstanding      Life      Price       2003        Price
   -------------     -----------  ----------- -------- -------------- ---------

   $2.00 - $3.99     3,207,926     3.6 years  $  2.45    2,512,261     $  2.49
   $4.00 - $5.39       223,851     2.3 years     5.13      223,851        5.13
                    ----------                          ----------

                     3,431,777     3.5 years  $  2.62    2,736,112     $  2.70
                    ==========                          ==========

Registration Statement on Form SB-2: On September 10, 2003, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for resale up to 8,779,333 shares of Common Stock that may be sold from time to time by certain selling security holders listed in the registration statement. At December 31, 2003 the selling security holders owned:

     o    Warrants to purchase 99,375 shares at a price of $1.25 per share
     o    Warrants to purchase 3,966,856 shares at a price of $2.00 per share
     o    Warrants to purchase 528,450 shares at a price of $2.50 per share
     o Options to purchase 2,086,652 shares at prices ranging from $2.00 to $5.392 per share
     o Convertible notes in the amount of $1,162,500 convertible at $2.00 per share
     o Convertible notes in the amount of $1,775,000 convertible at $2.50 per share

Buyers United will receive the proceeds from exercise of the warrants and options and will benefit from extinguishment of the debt represented by the convertible notes, but will not receive any proceeds or benefit from the resale of the shares by the selling security holders.

In March 2004 the registration statement was temporarily suspended until the Company can file an amendment updating the registration statement with its 2003 audited financial statements and other information.


NOTE 11 - RELATED PARTY TRANSACTIONS

During 2003 and 2002, certain board members and stockholders performed various services to the Company. These services included, but were not limited to, consulting, marketing and capital and debt raising activities. The Company incurred $74,750 and $109,259 in fees associated with these services for the years ended December 31, 2003 and 2002, respectively. Amounts outstanding related to these services were $12,800 and $14,300 at December 31, 2003, and 2002, respectively. There are also several debt arrangements more fully described in Note 7. Interest expense on obligations owed to related parties during 2003 and 2002, respectively, was $414,523 and $453,361.


NOTE 12 - MAJOR SUPPLIERS

Approximately 70% and 80% of the Company's cost of revenue for the years ended December 31, 2003 and 2002, respectively, was generated from two telecommunication providers. As of December 31, 2003, the Company owed approximately $3 million to these two providers. The Company has entered into contractual agreements with these vendors. During 2002 one of these providers had filed for bankruptcy protection under Chapter 11, and the other provider is currently being scrutinized by the Securities and Exchange Commission over certain accounting matters. Although the Company has not experienced a disruption of service and feels it could replace either of these sources with other wholesale telecommunication service providers, the effect on the Company's operations of potentially losing either or both of these service providers is unknown.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

In June 2001, Buyers United entered into a joint sales agreement with Infotopia, Inc., a direct response marketer. In connection with the agreement, Infotopia loaned $500,000 to Buyers United. Subsequent to entering into the sales agreement, the two companies decided not to pursue further any joint activity. In December 2001, Buyers United negotiated a settlement of the $500,000 loan in which Buyers United paid $120,000 and issued 35,000 shares of common stock in exchange for canceling the outstanding obligation plus $25,921 in accrued interest. The stock had a fair market value of $22,401. Accordingly, based on these amounts, the Company recorded a gain on the early extinguishments of the debt in the amount of $383,520. However, unbeknownst to the Company, during 2001 Infotopia allegedly entered into a General Security Agreement with Sea Spray Holdings, Ltd., which purportedly included the loan obligation. Sea Spray asserted that it had a perfected security interest in the obligation and demanded payment as successor-in-interest to Infotopia. The Company denied the claim and filed an arbitration proceeding to resolve the issue. Sea Spray attempted to pursue its claim in New York state court, which the Company removed to federal court in New York, and the federal court dismissed the action pursuant to an order to the effect Sea Spray must pursue its claims in the arbitration proceeding. An arbitration hearing was held in December 2003, at which Sea Spray failed to make any appearance or submission after receiving all required notice. The arbitrator entered a default in favor of Buyers United and its award further found in favor of Buyers United as a matter of the evidence presented and as a matter of law. The Company believes this matter has been resolved fully in its favor and that is has no obligation or liability to Sea Spray.

Buyers United is the subject of certain other legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of Buyers United.

In connection with the MyACD agreements, MyACD will continue to provide enhanced service development and configuration, and Buyers United will reimburse MyACD for actual costs related to these activities.

NOTE 14 - SUBSEQUENT EVENTS

In January and February 2004, three Directors had exercised options to purchase a total of 255,000 shares of Common Stock. Total proceeds received by the Company in connection with these exercises was $555,000.

During the first three months of 2004, investors have exercised warrants to purchase a total of 71,000 shares of Common Stock. Total proceeds received in these transactions was $146,000.

In December 2003, a holder of 100,000 shares of Series B Convertible Preferred Stock converted all of those shares to 500,000 shares of common stock. In January 2004, the holder sold those common shares plus 14,560 additional shares, or a total of 514,560 shares, to Buyers United for $500,000 in a privately negotiated transaction.

Buyers United entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $750,000 in February 2004. Closing of the acquisition was subject to complying with applicable federal and state regulation pertaining to transfer of the customers. All of the regulatory requirements were satisfied and the acquisition of the customers is completed

On March 15, 2004 the Company closed a private placement to institutional and accredited investors. The Company sold 3,782,000 shares of common stock at $2.30 per share, or a total of approximately $8.7 million. Net proceeds of the offering after placement fees and expenses were approximately $8.1 million. The net proceeds of the private placement are intended to be used for various corporate purposes, including sales and marketing related programs, to fund further development of our VoIP Network, reduction of debt, and for working capital and other general corporate purposes.

In connection with the placement, Acceris Communications Inc., formerly I-link Incorporated and the holder of 300,000 shares of Series B Convertible Preferred Stock, converted all of its preferred stock to 1.5 million common shares. Acceris subsequently sold 750,000 of those common shares to the investors in the private placement at $2.30 per share. As a result of the conversion and sale, Acceris Communications now holds 808,546 shares of the Company's common stock, or approximately six percent of the 13 million shares of common stock outstanding following completion of the private placement.

The private placement was made only to institutional and accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock sold have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has agreed to file a registration statement under the Securities Act for resale of the common stock purchased by the investors in the private placement, the 808,546 shares of common stock held by Acceris, and 164,125 shares of common stock issuable under a warrant granted to the placement agent.