Form 10-Q
period 2004-03-31
BUYERS UNITED INC
filed 2004-05-17
CIK 1087934

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                           Commission File No. 0-26917

                               BUYERS UNITED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     87-0528557
  ---------------------------------            ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

                 14870 Pony Express Road, Bluffdale, Utah 84065
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (801) 320-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


       --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,452,079 shares of common stock as of May 7, 2004.

                                    FORM 10-Q
                               BUYERS UNITED, INC.

                                      INDEX

                                                                           Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2004,
              and December 31, 2003 (unaudited)                              3

            Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2004 and 2003 (unaudited)         4

            Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2004 and 2003 (unaudited)         5

            Notes to Condensed Consolidated Financial Statements             7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       9

          Item 4.  Controls and Procedures                                  12


PART II.  OTHER INFORMATION


          Item 2.  Changes in Securities and Use of Proceeds                13

          Item 6.  Exhibits and Reports on Form 8-K                         14

          Signatures                                                        15

                                               BUYERS UNITED, INC.

                               CONDENSED CONSOLIDATED BALANCE SHEET - (Unaudited)



                                                                                             March 31,        December 31,
                                                                                               2004               2003
                                                                                               ----               ----
                                        ASSETS
Current assets:
      Cash and cash equivalents                                                            $   7,325,130      $   3,055,384
      Restricted cash                                                                          1,568,566          1,569,336
      Accounts receivable, net                                                                 8,336,602          8,162,483
      Other current assets                                                                       248,676            243,844
                                                                                           -------------      -------------
            Total current assets                                                              17,478,974         13,031,047

Property and equipment, net                                                                    2,783,195          2,424,642
Intangible assets, net                                                                         8,074,756          8,018,682
Other assets                                                                                     441,530            496,787
                                                                                           -------------      -------------

            Total assets                                                                   $  28,778,455      $  23,971,158
                                                                                           =============      =============



                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Line of credit                                                                       $   3,461,104      $   4,093,782
      Current portion of long-term debt and capital lease obligations                          6,234,257          7,781,484
      Accounts payable                                                                         9,495,964         11,248,152
      Accrued liabilities                                                                      1,816,954          1,828,864
                                                                                           -------------      -------------
            Total current liabilities                                                         21,008,279         24,952,282

Long-term debt and capital lease obligations                                                     245,980            646,126
                                                                                           -------------      -------------
            Total liabilities                                                                 21,254,259         25,598,408

Stockholders' equity (deficit):
      Preferred stock
        Series A                                                                                     183                187
        Series B                                                                                      42                 72
      Common stock                                                                                 1,308                760
      Additional paid-in capital                                                              29,250,294         20,193,148
      Warrants and options outstanding                                                         4,012,394          3,928,110
      Accumulated deficit                                                                    (25,740,025)       (25,749,527)
                                                                                           -------------      -------------
            Total stockholders' equity (deficit)                                               7,524,196         (1,627,250)
                                                                                           -------------      -------------

            Total liabilities and stockholders' equity (deficit)                           $  28,778,455      $  23,971,158
                                                                                           =============      =============



                                                     See accompanying notes

                                                               3

                                               BUYERS UNITED, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)


                                                                              Three Months Ended March 31,
                                                                            ---------------------------------
                                                                                 2004               2003
                                                                                 ----               ----
Revenues from telecommunications services                                   $   16,743,707     $   15,481,120

Operating expenses:
      Costs of revenues                                                          9,176,193          8,664,767
      General and administrative                                                 4,017,284          3,626,700
      Selling and promotion                                                      3,103,991          2,331,069
                                                                            --------------     --------------
            Total operating expenses                                            16,297,468         14,622,536
                                                                            --------------     --------------
            Income from operations                                                 446,239            858,584

Other income (expense):
      Interest income                                                               13,850              2,601
      Interest expense                                                            (357,424)          (485,929)
      Gain on early extinguishment of debt                                         109,150                   -
                                                                            --------------     --------------
            Total other expense, net                                              (234,424)          (483,328)
                                                                            --------------     --------------

            Net income                                                      $      211,815     $      375,256

8% Preferred dividends on Series A and B preferred stock                          (202,313)          (181,895)
                                                                            --------------     --------------

            Net income applicable to common stockholders                    $        9,502     $      193,361
                                                                            ==============     ==============



Net income per common share:
            Basic                                                           $            -     $         0.03
            Diluted                                                                      -               0.03



Weighted average common shares outstanding:
            Basic                                                                8,786,182          6,107,466
            Diluted                                                             10,589,677          6,150,660




                                                     See accompanying notes

                                                               4

                                               BUYERS UNITED, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                                                   Three Months Ended March 31,
                                                                                 -------------------------------
                                                                                      2004             2003
                                                                                      ----             ----
Cash flows from operating activities:
      Net income                                                                 $      211,815   $      375,256
      Adjustments to reconcile net income to net cash used in
        operating activities:
            Depreciation and amortization                                               970,094          590,363
            Amortization included in interest expense resulting from
              issuing stock with notes                                                        -            5,312
            Amortization of discount on notes payable                                    57,276          114,064
            Amortization of note financing costs                                         25,000           39,241
            Amortization of deferred consulting fees                                          -            5,209
            Changes in operating assets and liabilities:
                  Accounts receivable                                                  (174,119)      (2,723,196)
                  Other assets                                                          (29,832)        (460,358)
                  Checks in excess of available cash balances                                 -          372,612
                  Accounts payable                                                   (1,757,254)       2,832,159
                  Accrued liabilities                                                   355,724          396,677
                                                                                 --------------   --------------

                        Net cash provided by (used in) operating activities            (341,296)       1,547,339
                                                                                 --------------   --------------


Cash flows from investing activities:
      Increase (decrease) in other assets                                                16,176          (26,526)
      Acquisition of customer base                                                     (757,856)               -
      Purchases of property and equipment                                              (587,784)        (402,918)
                                                                                 --------------   --------------

                        Net cash used in investing activities                        (1,329,464)        (429,444)
                                                                                 --------------   --------------


Cash flows from financing activities:
      Restricted cash                                                                       770         (480,485)
      Net borrowings and payments under line of credit                                 (632,678)        (989,118)
      Borrowings under notes payable, net of debt issuance costs                              -          496,810
      Exercise of options and warrants                                                  917,000                -
      Private placement of common stock, net of offering costs                        8,160,063                -
      Repurchase of common stock                                                       (500,000)               -
      Principal payments on long-term debt                                           (2,004,649)      (1,077,185)
                                                                                 --------------   --------------

                        Net cash provided by (used in) financing activities           5,940,506       (2,049,978)
                                                                                 --------------   --------------


Net increase (decrease) in cash and cash equivalents                                  4,269,746         (932,083)
Cash and cash equivalents at the beginning of the period                              3,055,384          994,360
                                                                                 --------------   --------------

Cash and cash equivalents at the end of the period                               $    7,325,130   $       62,277
                                                                                 ==============   ==============



                                             See accompanying notes

                                               BUYERS UNITED, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                                                   Three Months Ended March 31,
                                                                                 -------------------------------
                                                                                      2004             2003
                                                                                      ----             ----
Supplemental cash flow information:
      Cash paid for interest                                                     $      386,609   $      280,597


Supplemental schedule of noncash investing and financing activities:
      Issuance of common shares in payment of preferred stock dividend           $      476,256   $      377,688
      Accrual of dividend payable on preferred stock                                    202,313          181,895
      Issuance of common shares for officer's personal guranty                                -           36,300
      Issuance of warrants with private placement of common stock                       189,336                -
      Retire and replace note payable                                                         -          800,000
      Close Touch America transaction and record obligation                                   -        3,750,000




                                             See accompanying notes

                                                       6

                               BUYERS UNITED, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

                                 March 31, 2004

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Buyers United, Inc. ("the Company" or "Buyers United") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

   It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

   For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.


2. Summary of Significant Accounting Policies

   Stock-Based Compensation: Employee compensation expense under stock options is reported using the intrinsic method. No stock-based compensation cost is reflected in net income applicable to common stockholders, since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effects on net income (loss) applicable to common stockholders and earnings (loss) per share if expense was measured using the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation:"

                                                                    Three months ended March 31,
                                                                 ----------------------------------
                                                                    2004                    2003
                                                                    ----                    ----
         Net income applicable to common stockholders:
         As reported                                             $    9,502              $  193,361
         Pro forma stock-option based compensation                 (113,092)                (69,132)
                                                                 ----------              ----------
         Pro forma net income (loss) applicable to
           common stockholders                                   $ (103,590)             $  124,229
                                                                 ==========              ==========

         Basic and diluted net income (loss) per common share:
         As reported:                                            $       -               $     0.03
         Pro forma basic and diluted net income (loss)
           per common share                                      $   (0.01)              $     0.02

3. Acquisitions

   Buyers United entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $750,000 in February 2004. The transaction was closed in March 2004.


4. Gain on early extinguishment of debt

   In the summer of 2003 the Company entered into a Purchase Agreement to acquire approximately 12,000 long distance customers from Glyphics Communications, Inc. Subsequently, the two parties agreed that Buyers United would accelerate payments under the agreement in exchange for a discount on the purchase price. The final payment under the agreement was made in February 2004, and the Company recorded a $109,150 gain on the early extinguishment of the debt.

5. Accrued liabilities

   Accrued liabilities consisted of the following:

                                                 March 31,         December 31,
                                                  2004                 2003
                                                  ----                 ----

         Accrued commissions                  $    839,153        $    669,523
         Accrued dividends                         202,313             478,599
         Other                                     775,488             680,742
                                              ------------        ------------
                                              $  1,816,954        $  1,828,864
                                              ============        ============

6. Capital Transactions

   During the three months ended March 31, 2004, investors exercised warrants to purchase a total of 157,000 shares of common stock. Total proceeds received in these transactions was $362,000.

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

   In January and February 2004, three Directors exercised options to purchase a total of 255,000 shares of Common Stock. Total proceeds received by the Company in connection with these exercises was $555,000.

   In December 2003, a holder of 100,000 shares of Series B Convertible Preferred Stock converted all of those shares to 500,000 shares of common stock. In January 2004, the holder sold those common shares plus 14,560 additional shares, or a total of 514,560 shares, to Buyers United for $500,000 in a privately negotiated transaction.


7. Major suppliers

   For the three-month periods ended March 31, 2004 and 2003, approximately 53 and 66 percent, respectively, of the Company's cost of revenue was generated from two telecommunication providers. As of March 31, 2004 and December 31, 2003, respectively, the Company owed $3.6 million and $3.0 million to these providers. The Company has entered into contractual agreements with these vendors. During 2002 one of these providers filed for bankruptcy protection under Chapter 11, and the other provider is currently being scrutinized by the Securities and Exchange Commission over certain accounting practices.


8. Subsequent events

   During the first week of April 2004, investors exercised warrants to purchase an additional 74,500 shares of common stock. Total proceeds received in these transactions was $186,250.

   On April 12, 2004, the Company repaid $2.3 million in promissory notes to one of its directors. The director subsequently exercised warrants to purchase 297,500 shares of common stock, and the Company received proceeds of $595,000.

   On April 26, 2004, the Company repaid a $50,000 note payable to another of its directors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Buyers United is a domestic telecommunications company that offers and sells a wide range of long distance and related communication services to business and residential customers. Historically we functioned as an aggregator and reseller of telecommunications services provided by others. We intend to continue to pursue and develop this type of business. However, in December 2002 Buyers United entered into agreements to purchase and manage assets of Acceris Communications Inc. (formerly I-Link, Inc.) and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by I-Link for the operation of a Voice over Internet Protocol communications network (VoIP Network). We closed the transactions in May 2003. With these newly acquired assets we have been developing and offering, as a provider, enhanced services such as fax to email, and transmit data and other communication services for a portion of the journey over our VoIP Network rather than entirely through third party providers. In October 2003, Buyers United acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc. with a one-year option to purchase it at a price of approximately $6.8 million. With the MyACD technology we are now offering a new product approach that combines our national VoIP Network with on-demand proprietary telephony software for contact handling/management applications. We are changing the way mission critical applications are delivered and priced for the contact center marketplace, or for any business or department seeking to improve how it manages the productivity and quality of its customer contact opportunities.

Buyers United entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $750,000 in February 2004. The transaction was completed in March 2004.

We generate internal growth by pursuing multiple marketing avenues, including using independent agents, marketing through the Internet, and selling through our direct sales force. We intend to expand and develop our direct sales force and value-added reseller programs during 2004. We believe continuing financial difficulties and uncertainty in the telecommunications industry may result in opportunities to acquire customers from unrelated companies, and we intend to remain open to these opportunities. However, at present we are not evaluating any new acquisitions.

Results of Operations

Revenues
--------

Total revenues increased 8.2 percent to $16.7 million for the three-months ended March 31, 2004 as compared to $15.5 million for the same period in 2003. The increase in revenue is primarily due to the revenues generated from customers purchased throughout 2003 and the acquisition of customers from Source Communication, LLC, which closed in March 2004. We also generated growth internally from ongoing promotional efforts, primarily involving independent agents.

Cost of revenues
----------------

Cost of revenues for the three-month period ended March 31, 2004 were $9.2 million, a 5.9 percent increase, compared to $8.7 million for the comparable period in 2003. Cost of revenues as a percentage of revenue for the three-month period ended March 31, 2004 was 54.8 percent, as compared to 56.0 percent during 2003.

The increase in gross margin in the first quarter of 2004 compared to the first quarter of 2003 is the result of a decrease in carrier costs for long-distance minutes.

General and administrative expenses
-----------------------------------

General and administrative expenses in the first quarter of 2004 increased 10.8 percent to $4.0 million compared to $3.6 million in the first quarter of 2003. The increase is the result of costs associated with the increase in revenue.

Selling and promotion expenses
------------------------------

Selling and promotion expenses increased 33.2 percent to $3.1 million during the three-month period ended March 31, 2004 from $2.3 million for the same period in 2003. Selling and promotion expenses as a percentage of revenue increased to
18.5 percent for the three-months ended March 31, 2004 compared with 15.1 percent for the same period in 2003. The increase resulted from higher commissions paid on increased revenue and an increase in amortization expense on customer accounts that were acquired throughout 2003.

Other income (expense)
----------------------

Interest expense for the three-month period ended March 31, 2004 was $357,424, compared to $485,929 in 2003, a decrease of 26.5 percent. The decrease in interest expense was the result of a reduction in the outstanding debt held throughout the period.

In the summer of 2003 the Company entered into a Purchase Agreement to acquire approximately 12,000 long distance customers from Glyphics Communications, Inc. Subsequently, the two parties agreed that Buyers United would accelerate payments under the agreement in exchange for a discount on the purchase price. The final payment under the agreement was made in February 2004, and the Company recorded a $109,150 gain on the early extinguishment of the debt.

Liquidity and Capital Resources
-------------------------------

Buyers United's current ratio as of March 31, 2004 increased to 0.83:1 from 0.52:1 at December 31, 2003. The components of current assets and current liabilities that changed significantly since the end of 2003 were cash and accounts payable.

The increase in cash resulted from a private placement of common stock. On March 15, 2004, Buyers United sold 3,782,000 shares of common stock at $2.30 per share, or a total of approximately $8.7 million. Net proceeds of the offering after placement fees and expenses were approximately $8.1 million. The net proceeds of the private placement will be used for various corporate purposes, including sales and marketing related programs, funding further development of our VoIP Network, reducing debt, and for working capital and other general corporate purposes.

During the three months ended March 31, 2004 long-term debt and the related current portion of long-term debt decreased by $1.9 million. On April 12, 2004 the Company repaid $2.3 million in promissory notes to one of its directors. The director subsequently exercised warrants to purchase 297,500 shares of common stock. The proceeds received by the Company totaled $595,000. On April 26, 2004, the Company repaid a $50,000 note payable to another of its directors.

Buyers United has a line of credit agreement with RFC Capital Corporation that expires in January 2006. The available borrowing limit is $5 million. Interest accrues at prime plus three percent, or seven percent as of March 31, 2004. The facility allows Buyers United to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. On March 31, 2004, Buyers United financed the maximum amount available based on eligible accounts receivable at that time. This amount, less draws by RFC applied against the outstanding amount, aggregated $3.5 million. The facility requires Buyers United to maintain a restricted cash account for the collection of the receivables. As of March 31, 2004, Buyers United had $1.4 million of restricted cash associated with the RFC arrangement.

On September 10, 2003, Buyers United filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for resale up to approximately 8.8 million shares of common stock underlying outstanding warrants, options and convertible debt. During 2003, investors exercised warrants to purchase 522,500 shares of common stock providing cash to Buyers United of approximately $1.0 million. By the beginning of March 2004, investors had exercised warrants for 71,000 shares of common stock, providing cash of $147,000. In mid-March 2004 the registration statement was temporarily suspended until Buyers United can file an amendment updating the registration statement with its 2003 audited financial statements and other information. The suspension meant those investors holding securities convertible into common stock covered in the registration statement could not sell any of the common shares under the terms of the prospectus. Notwithstanding this temporary restriction, since the date the prospectus was suspended through May 7, 2004, investors had exercised warrants for an additional 461,000 shares of common stock, thus providing cash to Buyers United of $1,003,750.

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


Item 4. CONTROLS AND PROCEDURES

With the participation of management, Buyers United's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on May 12, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Buyers United's filing of its interim report on Form 10-Q for the quarterly period ended March 31, 2004.

Subsequent to May 12, 2004, through the date of this filing of Form 10-Q for the quarterly period ended March 31, 2004, there have been no significant changes in Buyers United's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 15, 2004 the Company closed a private placement to institutional and accredited investors. The Company sold 3,782,000 shares of common stock at $2.30 per share, or a total of approximately $8.7 million. Net proceeds of the offering after placement fees and expenses were approximately $8.1 million. The net proceeds of the private placement are intended to be used for various corporate purposes, including sales and marketing related programs, to fund further development of its VoIP Network, reduction of debt, and for working capital and other general corporate purposes. Roth Capital Partners, LLP acted as the placement agent for the offering and received cash compensation of $488,423, plus a warrant to purchase 164,125 shares of common stock at an exercise price of $2.76 per share.

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

The private placement was made only to institutional and accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. Buyers United subsequently registered under the Securities Act the resale of the common stock purchased by the investors in the private placement, the 808,546 shares of common stock held by Acceris, and 164,125 shares of common stock issuable under the warrant granted to the placement agent.

In October 2003, Buyers United registered under the Securities Act the resale of up to approximately 8.8 million shares of common stock underlying outstanding warrants, options and convertible debt. During the three months ended March 31, 2004, investors exercised warrants to purchase 157,000 shares of common stock providing cash to Buyers United of $362,000.

In December 2003, a holder of 100,000 shares of Series B Convertible Preferred Stock converted all of those shares to 500,000 shares of common stock. In January 2004, the holder sold those common shares plus 14,560 additional shares, or a total of 514,560 shares, to Buyers United for $500,000, or $.0972 per share, in a privately negotiated transaction. Buyers United did not announce or pursue and publicly-announced purchase plan during the first quarter of 2004.

During the last half of 2003, preferred stock dividends amounted to $476,406, consisting of $150,426 on outstanding shares of Series A eight percent cumulative convertible preferred stock, and $325,980 on outstanding shares of Series B eight percent cumulative convertible preferred stock. These dividends were paid through the issuance of 171,055 shares of common stock to the holders of the preferred stock on February 20, 2004.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.


    Exhibit
      No.        Title of Document

     10.1 Reconciliation Agreement dated March 9, 2004 with Acceris Communications and I-Link Communications (1)

     10.2        Form of Securities Purchase Agreement dated March 10, 2004 (1)

     10.3        Form of Registration Rights Agreement dated March 10, 2004 (1)

     10.5        Warrant issued to Roth Capital Partners, LLC (2)

     31.1        Certification of the Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

     31.2        Certification of the Chief Financial  Officer  pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
--------------------
(1) These documents were filed as exhibits to the current report on Form 8-K filed by Buyers United with the Securities and Exchange Commission on March 17, 2004, and are incorporated herein by this reference.

(2) This document was filed as an exhibit to the registration statement on Form S-2, file no. 333-114302, filed by Buyers United with the Securities and Exchange Commission on April 8, 2004, and is incorporated herein by this reference.



Reports on Form 8-K:
--------------------

Buyers United filed a current report on Form 8-K with the Securities and Exchange Commission on March 17, 2004, reporting under Item 5 a press release announcing the completion of a private placement, filing under Item 7 documents related to the private placement and press releases, and reporting under Item 12 the issuance of a press release regarding earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               BUYERS UNITED, INC.


Date:  May 13, 2004              By: /s/ Theodore Stern, Chief Executive Officer
                                     -------------------------------------------


Date:  May 13, 2004              By: /s/ David R. Grow, Chief Financial Officer
                                     -------------------------------------------