Form 10-Q
period 2004-06-30
UCN INC
filed 2004-08-16
CIK 1087934

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                           Commission File No. 0-26917

                                    UCN, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                        87-0528557
--------------------------------               ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                 14870 Pony Express Road, Bluffdale, Utah 84065
                -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (801) 320-3300
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                               Buyers United, Inc.
       -------------------------------------------------------------------
      (Former Name, Address and Fiscal Year, if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,742,579 shares of common stock as of July 31, 2004.

                                    FORM 10-Q
                                    UCN, INC.

                                      INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   June 30, 2004, and December 31, 2003 (unaudited)           3

                   Condensed Consolidated Statements of Operations for the
                   Three Months Ended June 30, 2004 and 2003 (unaudited)      4

                   Condensed Consolidated Statements of Operations for the
                   Six Months Ended June 30, 2004 and 2003 (unaudited)        5

                   Condensed Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 2004 and 2003 (unaudited)        6

                   Condensed Consolidated Statements of Stockholders'
                   Equity for the Six Months Ended June 30, 2004              8

                   Notes to Condensed Consolidated Financial Statements      10

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       14

          Item 4.  Controls and Procedures                                   18


PART II.  OTHER INFORMATION


          Item 2.  Changes in Securities and Use of Proceeds                 18

          Item 4.  Submission of Matters to a Vote of Security Holders       18

          Item 5.  Other Information                                         19

          Item 6.  Exhibits and Reports on Form 8-K                          20

          Signatures                                                         21

                                                    UCN, INC.

                               CONDENSED CONSOLIDATED BALANCE SHEET - (Unaudited)



                                                                                             June 30,         December 31,
                                                                                               2004               2003
                                                                                        -----------------  -----------------
                                        ASSETS
Current assets:
      Cash and cash equivalents                                                          $     2,128,606    $     3,055,384
      Restricted cash                                                                          1,698,339          1,569,336
      Accounts and other receivables, net                                                      8,577,271          8,162,483
      Other current assets                                                                       283,608            243,844
                                                                                        -----------------  -----------------
            Total current assets                                                              12,687,824         13,031,047

Property and equipment, net                                                                    3,116,892          2,424,642
Intangible assets, net                                                                         7,346,085          8,018,682
Other assets                                                                                     479,830            496,787
                                                                                        -----------------  -----------------

            Total assets                                                                 $    23,630,631    $    23,971,158
                                                                                        =================  =================



                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Line of credit                                                                     $       754,559    $     4,093,782
      Current portion of long-term debt and capital lease obligations                          2,586,201          7,781,484
      Trade accounts payable                                                                   9,137,253         11,248,152
      Accrued liabilities                                                                      2,311,895          1,828,864
                                                                                        -----------------  -----------------
            Total current liabilities                                                         14,789,908         24,952,282

Long-term debt and capital lease obligations                                                      38,394            646,126
                                                                                        -----------------  -----------------

            Total liabilities                                                                 14,828,302         25,598,408

Stockholders' equity (deficit):
      Preferred stock, $0.0001 par value, 15,000,000 shares authorized; Series A
        8% cumulative convertible preferred stock; 1,827,500 and 1,865,000 shares issued and outstanding (liquidation values of $3,655,000
        and $3,730,000)                                                                              183                187
      Series B 8% cumulative convertible preferred stock; 417,800 and
        721,729 shares issued and outstanding (liquidation values of
        $4,178,000 and $7,217,290)                                                                    42                 72
      Common stock, $0.0001 par value; 100,000,000 shares authorized;
        13,732,579 and 7,604,584 shares issued and outstanding                                     1,373                760
      Additional paid-in capital                                                              31,123,541         20,193,148
      Warrants and options outstanding                                                         3,392,046          3,928,110
      Accumulated deficit                                                                    (25,714,856)       (25,749,527)
                                                                                        -----------------  -----------------
            Total stockholders' equity (deficit)                                               8,802,329         (1,627,250)
                                                                                        -----------------  -----------------

            Total liabilities and stockholders' equity (deficit)                         $    23,630,631    $    23,971,158
                                                                                        =================  =================


                                             See accompanying notes

                                                    UCN, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)


                                                                              Three Months Ended June 30,
                                                                          ------------------------------------
                                                                                2004               2003
Revenues from telecommunications services                                  $    16,727,909    $    16,291,636

Operating expenses:
      Costs of revenues                                                          8,975,366          8,591,879
      General and administrative                                                 3,763,203          4,104,409
      Selling and promotion                                                      3,623,583          2,691,314
                                                                          -----------------  -----------------
            Total operating expenses                                            16,362,152         15,387,602
                                                                          -----------------  -----------------

            Income from operations                                                 365,757            904,034

Other income (expense):
      Interest income                                                                7,456              2,800
      Interest expense                                                            (191,692)          (506,166)
                                                                          -----------------  -----------------
            Total other expense, net                                              (184,236)          (503,366)
                                                                          -----------------  -----------------

            Net income                                                             181,521            400,668

8% Preferred dividends on Series A and B preferred stock                          (156,351)          (215,193)
                                                                          -----------------  -----------------

            Net income applicable to common stockholders                   $        25,170    $       185,475
                                                                          =================  =================



Net income per common share:
            Basic                                                          $          0.00    $          0.03
            Diluted                                                                   0.00               0.03


Weighted average common shares outstanding:
            Basic                                                               13,534,770          6,330,142
            Diluted                                                             14,649,308          6,354,982



                                                     See accompanying notes

                                                    UCN, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)


                                                                               Six Months Ended June 30,
                                                                          ------------------------------------
                                                                                2004               2003
Revenues from telecommunications services                                  $    33,471,616    $    31,772,756

Operating expenses:
      Costs of revenues                                                         18,151,558         17,256,646
      General and administrative                                                 7,780,487          7,731,109
      Selling and promotion                                                      6,727,575          5,022,383
                                                                          -----------------  -----------------
            Total operating expenses                                            32,659,620         30,010,138
                                                                          -----------------  -----------------

            Income from operations                                                 811,996          1,762,618

Other income (expense):
      Interest income                                                               21,306              5,401
      Interest expense                                                            (549,117)          (992,095)
      Gain on early extinguishment of debt                                         109,150                   -
                                                                          -----------------  -----------------
            Total other expense, net                                              (418,661)          (986,694)
                                                                          -----------------  -----------------

            Net income                                                             393,335            775,924

8% Preferred dividends on Series A and B preferred stock                          (358,664)          (397,088)
                                                                          -----------------  -----------------

            Net income applicable to common stockholders                   $        34,671    $       378,836
                                                                          =================  =================



Net income per common share:
            Basic                                                          $          0.00    $          0.06
            Diluted                                                                   0.00               0.06


Weighted average common shares outstanding:
            Basic                                                               11,160,476          6,287,453
            Diluted                                                             12,490,536          6,322,395



                                             See accompanying notes

                                                    UCN, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                                 --------------------------------
                                                                                      2004             2003
Cash flows from operating activities:
      Net income                                                                  $     393,335    $     775,924
      Adjustments to reconcile net income to net cash used in
        operating activities:
            Depreciation and amortization                                             2,014,915        1,784,215
            Amortization included in interest expense resulting from
              issuing stock with notes                                                        -            5,312
            Amortization of discount on long-term debt                                  104,106          231,010
            Amortization of note financing costs                                         50,000           81,424
            Amortization of deferred consulting fees                                          -           10,417
            Changes in operating assets and liabilities:
                  Accounts and other receivables                                       (414,788)      (2,977,483)
                  Other assets                                                          (17,299)        (660,476)
                  Trade accounts payable                                             (2,115,965)       3,314,524
                  Accrued liabilities                                                   694,314          755,182
                                                                                 ---------------  ---------------

                        Net cash provided by operating activities                       708,618        3,320,049
                                                                                 ---------------  ---------------


Cash flows from investing activities:
      Decrease in other assets                                                          (22,124)         (52,126)
      Acquisition of customer base                                                     (757,856)               -
      Purchases of property and equipment                                            (1,237,631)        (524,402)
                                                                                 ---------------  ---------------

                        Net cash used in investing activities                        (2,017,611)        (576,528)
                                                                                 ---------------  ---------------


Cash flows from financing activities:
      Increase in restricted cash                                                      (129,003)        (463,055)
      Net borrowings and payments under line of credit                               (3,339,223)        (382,665)
      Borrowings on long-term debt, net of debt issuance costs                                -        2,299,955
      Proceeds from exercise of options and warrants                                  1,849,500                -
      Private placement of common stock, net of offering costs                        8,108,062                -
      Repurchase of common stock                                                       (500,000)          (2,684)
      Principal payments on long-term debt                                           (5,607,121)      (4,678,422)
                                                                                 ---------------  ---------------

                        Net cash provided by (used in) financing activities             382,215       (3,226,871)
                                                                                 ---------------  ---------------


Net decrease in cash and cash equivalents                                              (926,778)        (483,350)
Cash and cash equivalents at the beginning of the period                              3,055,384          994,360
                                                                                 ---------------  ---------------

Cash and cash equivalents at the end of the period                                $   2,128,606    $     511,010
                                                                                 ===============  ===============



                                             See accompanying notes

                                                    UCN, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                                 --------------------------------
                                                                                      2004             2003
Supplemental cash flow information:
      Cash paid for interest                                                      $     544,202    $     548,914


Supplemental schedule of noncash investing and financing activities:
      Issuance of common shares in payment of preferred stock dividend            $     473,533    $     377,688
      Accrual of dividend payable on preferred stock                                    358,664          397,088
      Issuance of common shares for officer's personal guaranty                               -           36,300
      Issuance of warrants with private placement of common stock                       189,336                -
      Issuance of warrants with consulting contract                                      72,465                -
      Retirement and replacement of note payable                                              -          800,000
      Conversion of note payable into common stock                                      300,000                -
      Increase in Touch America obligation with amended agreement                             -        3,098,000
      Issuance of preferred stock to acquire VoIP assets                                 91,348        1,400,738




                                                     See accompanying notes

                                                            UCN, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (Unaudited)



                                                                        Preferred Stock            Common Stock         Additional
                                                                    ------------------------  -------------------------   Paid-in
                                                                        Shares       Amount      Shares       Amount      Capital
                                                                    -------------  ---------  -------------- ---------- ------------
Balance at January 1, 2004                                             2,586,729      $ 259     7,604,584      $ 760   $ 20,193,148

  Issuance of preferred stock in connection with the
    acquisition of VoIP assets                                            16,071          2             -          -         91,346
  Conversion of preferred shares to common                              (357,500)       (36)    1,637,500        164           (128)
  Exercise warrants to purchase common stock                                   -          -       647,000         65      2,039,747
  Exercise employee options to purchase common stock                           -          -       255,000         26        554,974
  Conversion of promissory note to common stock                                -          -       150,000         15        299,985
  Expiration of warrants to purchase common stock                              -          -             -          -         52,553
  Private placement of common stock, net of offering costs                     -          -     3,782,000        378      7,918,348
  Issuance of warrants for services                                            -          -             -          -              -
  Preferred stock dividends                                                    -          -             -          -              -
  Issuance of common shares as payment of preferred stock dividends            -          -       171,055         17        473,516
  Repurchase shares from stockholder                                           -          -      (514,560)       (52)      (499,948)
  Net income                                                                   -          -             -          -              -
                                                                    -------------  ---------  ------------ ---------- --------------

Balance at June 30, 2004                                               2,245,300      $ 225    13,732,579    $ 1,373   $ 31,123,541
                                                                    =============  =========  ============ ========== ==============



                                                             See accompanying notes

                                                            UCN, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (Unaudited)


                                                                                  Warrants/
                                                                                   Options         Accumulated
                                                                                 Outstanding         Deficit            Total
                                                                               ---------------  -----------------  ---------------
Balance at January 1, 2004                                                        $ 3,928,110      $ (25,749,527)    $ (1,627,250)

      Issuance of preferred stock in connection with the acquisition
        of VoIP assets                                                                      -                  -           91,348
      Conversion of preferred shares to common                                              -                  -                -
      Exercise warrants to purchase common stock                                     (745,312)                 -        1,294,500
      Exercise employee options to purchase common stock                                    -                  -          555,000
      Conversion of promissory note to common stock                                         -                  -          300,000
      Expiration of warrants to purchase common stock                                 (52,553)                 -                -
      Private placement of common stock, net of offering costs                        189,336                  -        8,108,062
      Issuance of warrants for services                                                72,465                  -           72,465
      Preferred stock dividends                                                             -           (358,664)        (358,664)
      Issuance of common shares as payment of preferred stock dividends                     -                  -          473,533
      Repurchase shares from stockholder                                                    -                  -         (500,000)
      Net income                                                                            -            393,335          393,335
                                                                               ---------------  -----------------  ---------------

Balance at June 30, 2004                                                          $ 3,392,046      $ (25,714,856)     $ 8,802,329
                                                                               ===============  =================  ===============


                                                             See accompanying notes

                                    UCN, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

                                  June 30, 2004

1.  Basis of presentation

    These unaudited interim financial statements of UCN, Inc. and its subsidiary (collectively, "UCN" or "the Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Commission on March 30, 2004.

    The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.


2.  Summary of significant accounting policies

    Net Income Per Common Share: Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the quarterly and year-to-date periods. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.

    Following is the reconciliation of Basic and Diluted EPS:

                                                                Three months                   Six months
                                                               ended June 30,                ended June 30,
                                                         -------------------------       ------------------------
                                                            2004           2003             2004          2003
                                                         ----------     ----------       ----------    ----------
    Net income applicable to common
      stockholders, as reported                          $   25,170     $  185,475       $   34,671    $  378,836
                                                         ==========     ==========       ==========    ==========

    Basic EPS:
      Weighted average number of common shares
        outstanding                                      13,534,770      6,330,142       11,160,476     6,287,453
                                                         ==========     ==========       ==========    ==========

      Basic net income per share                         $     0.00     $     0.03       $     0.00    $     0.06
                                                         ==========     ==========       ==========    ==========
    Diluted EPS:
      Common and common equivalent shares
        outstanding:
          Weighted average number of common
            shares outstanding                            13,534,770       6,330,142    11,160,476       6,287,453
          Common stock equivalents from options and
            warrants computed on the Treasury Stock
            method, using the average fair market
            value of common stock outstanding during
            the period                                    1,114,538         24,840        1,330,060        34,942
                                                         ----------     ----------       ----------    ----------

          Shares used in the computation                 14,649,308      6,354,982       12,490,536     6,322,395
                                                         ==========     ==========       ==========    ==========

      Diluted net income per share                       $     0.00     $     0.03       $     0.00    $     0.06
                                                         ==========     ==========       ==========    ==========

    Stock-Based Compensation: Employee compensation expense is measured using the intrinsic method. No stock-based compensation cost is reflected in net income applicable to common stockholders, since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effects on net income (loss) applicable to common stockholders and earnings (loss) per share if expense was measured using the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation:

                                                                              Three months             Six months
                                                                             ended June 30,           ended June 30,
                                                                         ---------------------    ----------------------
                                                                            2004       2003          2004        2003
                                                                         ---------   ---------    ---------    ---------
    Net income (loss) applicable to common stockholders:
    As reported                                                          $  25,170   $ 185,475    $  34,671    $ 378,836
    Pro forma stock-option based compensation                             (163,808)    (88,677)    (276,900)    (157,809)

    Pro forma net income (loss) applicable to common stockholders        $ (34,841)  $  96,798    $(138,433)   $ 221,027

    Basic and diluted net income (loss) per common share:
    As reported                                                          $    0.00   $    0.03    $    0.00    $    0.06
    Pro forma basic and diluted net income (loss) per common share       $    0.00   $    0.02    $   (0.01)   $    0.04

    We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

                                                       Six Months Ended
                                                            June 30,
                                                      --------------------
                                                       2004         2003
                                                       ----         ----
         Dividend yield                                 None         None
         Expected volatility                             95%          75%
         Risk-free interest rate                       4.39%        2.89%
         Expected life (years)                           4.5          4.8
         Weighted average fair value of grants         $1.37        $1.42

    Other Comprehensive Income: There were no components of other comprehensive income other than net income.

    Long-Lived Assets: We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset and from cash flows generated from customer lists.

    Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During the three and six months ended June 30, 2004, the Company capitalized $200,594 and $413,270, respectively.

    Recent Accounting Pronouncements: In March 2004, the Financial Accounting Standards Board ("FASB") reached a consensus on Emerging Issues Task Force
    (EITF) Issue No.03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This pronouncement provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired is to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. Management believes the adoption of Issue No. 03-1 will not have a material impact on the financial statements.

3.  Acquisitions

    UCN entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $757,856 in cash in February 2004. The transaction was closed in March 2004. The total purchase price was entirely allocated to customer lists acquired, and is included in intangible assets in the accompanying condensed consolidated balance sheets.


4.  Gain on early extinguishment of debt

    During 2003 the Company entered into a Purchase Agreement to acquire approximately 12,000 long distance customers from Glyphics Communications, Inc. Subsequently, the two parties agreed that UCN would accelerate payments under the agreement in exchange for a discount on the purchase price. The final payment under the agreement was made in February 2004, and the Company recorded a $109,150 gain on the early extinguishment of the debt.


5.  Intangible assets

    Intangible assets consisted of the following:

                                               June 30, 2004                                 December 31, 2003
                                 ----------------------------------------       ----------------------------------------
                                      Gross     Accumulated   Intangible           Gross      Accumulated    Intangible
                                      asset    amortization   assets, net          asset      amortization   assets, net
                                 ------------  ------------  ------------       ------------  ------------  ------------
    Customer lists acquired      $ 11,518,164  $  5,106,275  $  6,411,889       $ 10,760,307  $  3,840,679  $  6,919,628
    Technology and patents          1,318,865       384,669       934,196          1,318,865       219,811     1,099,054
                                 ------------  ------------  ------------       ------------  ------------  ------------
                                 $ 12,837,029  $  5,490,944  $  7,346,085       $ 12,079,172  $  4,060,490  $  8,018,682
                                 ============  ============  ============       ============  ============  ============

    Total amortization expense of intangible assets was $728,672 for the three months ended June 30, 2004, and $1,430,453 for the six months ended June 30, 2004. Depending on the type of customers, the useful lives of customer lists acquired range from 36 to 48 months, and are evaluated for recoverability on an annual basis.


6.  Accrued liabilities

    Accrued liabilities consisted of the following:

                                          June 30,                December 31,
                                            2004                      2003
                                       ------------              ------------
         Accrued commissions           $    937,660              $    669,523
         Accrued dividends                  358,664                   478,599
         Other                            1,015,510                   680,742
                                       ------------              ------------
                                       $  2,311,895              $  1,828,864
                                       ============              ============

7.  Capital Transactions

    During the six months ended June 30, 2004, investors exercised warrants to purchase a total of 647,000 shares of common stock. Total proceeds received in these transactions was $1.3 million. Included in these amounts were warrants to purchase 297,500 shares exercised by one of the Company's directors, for which the Company received of $595,000.

    On March 15, 2004 the Company closed a private placement to institutional and accredited investors. The Company sold 3,782,000 shares of common stock at $2.30 per share, or a total of approximately $8.7 million. Net proceeds of the offering after placement fees and expenses were approximately $8.1 million. A portion of the expenses associated with this transaction was the issuance to the investment banking firm of 164,125 warrants to purchase common shares at $2.76 per share that expire March 15, 2007. The fair market value of the warrants, using the Black-Scholes pricing model, was $189,336.

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

    In December 2003, a holder of 100,000 shares of Series B Convertible Preferred Stock converted all of those shares to 500,000 shares of common stock. In January 2004, the holder sold those common shares plus 14,560 additional shares, or a total of 514,560 shares, to UCN for $500,000 in a privately negotiated transaction.

    In May 2004, a holder of Preferred Stock converted a $300,000 promissory note into 150,000 shares of common stock at a conversion price of $2.00 per share. In June 2004, the Company repaid two other promissory notes totaling $200,000 under prepayment terms that allowed UCN to repay the notes two years earlier than the stated maturity dates. All three of these promissory notes had been secured by equipment.


8.  Major suppliers

    For the three-month periods ended June 30, 2004 and 2003, approximately 55 and 63 percent, respectively, of the Company's cost of revenue was generated from two telecommunication providers. For the six-month periods ended June 30, 2004 and 2003, approximately 54 and 63 percent of cost of revenue was generated by the same two providers. As of June 30, 2004 and December 31, 2003, respectively, the Company owed $3.4 million and $3.0 million to these providers.


9.  Related party transactions

    Related party transactions not previously disclosed include the following:

    During the six months ended June 30, 2004, the Company paid one of its directors $37,500 per month for consulting, marketing, and capital raising activities. At June 30, 2004, there was $6,250 owing to the director.

    During the six months ended June 30, 2004, there were several debt arrangements with directors more fully described in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004. Interest expense on obligations owed to related parties during the three and six months ended June 30, 2004 was $44,932 and $151,169, respectively.

    On April 12, 2004, UCN repaid $2.3 million in promissory notes to one of its directors. The director used $595,000 of the proceeds to exercise 297,500 warrants.

    On April 26, 2004, the Company repaid a $50,000 note payable to another of its directors.

    Three of the Company's current and prior directors participated in the 1999 Series A and 2000 Series B Preferred Stock issuances under the same terms as all other outside investors. In February 2004 dividends of Common Stock were paid to all holders of Preferred Stock. Of this amount, the three directors received 16,164 shares of Common Stock.


10. Contingencies and Commitments

    In May 2004, the Company entered into a one-year consulting agreement. As part of the consultant's compensation, UCN agreed to issue up to 140,000 five-year warrants to purchase common stock at an exercise price of $4.00 per share. The fair market value of the warrants were and will be calculated using the Black-Scholes method. Up to 90,000 warrants worth a total of $72,465 are to vest ratably over a period of one year, or until the consulting agreement is terminated, whichever comes sooner. 50,000 warrants will vest in January 2005 only upon the completion of certain performance measures.

    In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc. ("MyACD"), with a one-year option to purchase it for approximately $6.8 million, paid over a three-year period beginning in January 2004. During the term of the agreement, UCN has the sole right to manage sales, service and billing of MyACD services. Under the agreement MyACD will continue to provide enhanced service development and configuration, and UCN will reimburse MyACD for actual costs related to these activities.


11. Subsequent events

    At the Annual Meeting of Shareholders held on June 29, 2004, the stockholders voted to change the name of the Company to UCN, Inc., which change became effective July 15, 2004. The stockholders also approved a new Employee Stock Purchase Plan that will commence January 1, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UCN, Inc. (formerly Buyers United, Inc.) is a domestic telecommunications company that offers and sells a wide range of long distance and related communication services to business and residential customers. Historically we functioned as an aggregator and reseller of telecommunications services provided by others. We intend to continue to pursue and develop this type of business.

In 2003 UCN purchased assets and licensed in perpetuity software that enabled UCN to establish and operate a Voice over Internet Protocol communications network (VoIP Network). With the VoIP Network UCN now offers, as a provider, enhanced services such as fax to email. Furthermore, UCN transmits data and other communication services for a portion of the journey over the VoIP Network rather than entirely through third party providers.

In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc. with a one-year option to purchase it at a price of approximately $6.8 million. With the MyACD technology we are now offering a new product approach that combines our national VoIP Network with on-demand proprietary telephony software for contact handling/management applications. We are changing the way mission critical applications are delivered and priced for the contact center marketplace, or for any business or department seeking to improve how it manages the productivity and quality of its customer contact opportunities.

UCN entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $757,856 in February 2004. The transaction was completed in March 2004.

We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers, and selling through our direct sales force. We intend to expand and develop our direct sales force and value-added reseller programs during the remainder of 2004.

Results of Operations

Revenues

Total revenues increased 2.7 percent to $16.7 million for the three months ended June 30, 2004 as compared to $16.3 million for the same period in 2003. For the six months ended June 30, 2004, revenues increased 5.3 percent to $33.5 million as compared to $31.8 million for the same period in 2003. The increase in revenue is due to new customers purchased throughout 2003 and the acquisition of customers from Source Communication, LLC, which closed in March 2004. We also generated growth internally from ongoing promotional efforts, primarily involving independent agents. The increase in revenue from new and existing customers during the first six months of 2004 was offset by attrition of our residential customer base. We acquired new business customers and a substantial residential customer base during the first six months of 2003 from Touch America. We expect the residential customer base will continue to decline in subsequent periods because our marketing focus is on the business user of telecommunication services and not the residential long distance user. Consequently, we expect a gradual transition in our sales mix in future periods as the number of business customers increases and residential customers decreases.

Cost of revenues

Cost of revenues for the three month period ended June 30, 2004 were $9.0 million, a 4.5 percent increase, compared to $8.6 million for the comparable period in 2003. For the six month period ended June 30, 2004, costs of revenue increased to $18.2 million, a 5.2 percent increase as compared to $17.3 million for the six month period ended June 30, 2003. Cost of revenues as a percentage of revenue for the three month period ended June 30, 2004 was 53.7 percent as compared to 52.7 percent during 2003, and was 54.2 percent for the six months ended June 30, 2004 compared to 54.3 percent for the same period in 2003.

The decrease in gross margin in the second quarter of 2004 compared to the second quarter of 2003 is the result of lower, more competitive pricing we adopted in some of the newer long-distance rate plans. Also affecting the difference in gross margin rates for the second quarter was a one-time credit recognized during 2003 from one of our long-distance service providers.

General and administrative expenses

General and administrative expenses in the second quarter of 2004 decreased 8.3 percent to $3.8 million compared to $4.1 million in the second quarter of 2003, and for the six months ended June 30, 2004 decreased 0.6 percent to $7.8 million as compared to $7.7 million for the six months ended June 30, 2003. A portion of the difference is attributable to the higher costs we incurred in 2003 to integrate and improve the VoIP Network acquired at the beginning of 2003 compared to the costs of maintaining and upgrading the Network during the first six months of 2004.

Selling and promotion expenses

Selling and promotion expenses increased 34.6 percent to $3.6 million during the three month period ended June 30, 2004 from $2.7 million for the same period in 2003. Such expenses increased 34.0 percent to $6.7 million for the six months ended June 30, 2004 compared to $5.0 million during the six months ended June 30, 2003. The increases are the result of the transition in our sales mix over the first six months of 2004 as higher commissioned business customers increased in the first six months of 2004, and lower commissioned residential customers decreased through attrition. In addition, during the second quarter of 2004 we increased expenses related to our direct sales channel.

Other income (expense)

Interest expense for the three month period ended June 30, 2004 was $191,692, compared to $506,166 in 2003, and for the six months ended June 30, 2004 interest expense was $549,117 compared to $992,095 in 2003. The decreases were the result of a reduction in the outstanding debt throughout 2004 compared to 2003.

During the third quarter of 2003, UCN entered into a Purchase Agreement to acquire approximately 12,000 long distance customers from Glyphics Communications, Inc. Subsequently, the two parties agreed that UCN would accelerate payments under the agreement in exchange for a discount on the purchase price. The final payment under the agreement was made in February 2004, and we recorded a $109,150 gain on the early extinguishment of the debt.

Liquidity and Capital Resources

UCN completed a private placement of common stock on March 15, 2004. UCN sold 3,782,000 shares of common stock at $2.30 per share, or a total of approximately $8.7 million. Net proceeds of the offering after placement fees and expenses were approximately $8.1 million. The net proceeds of the private placement have been, and will be used for various purposes, including sales and marketing related programs, funding further development of our VoIP Network, reducing debt, and for working capital and other general corporate purposes.

UCN's current ratio as of June 30, 2004 increased to 0.86:1 from 0.52:1 at December 31, 2003. The components of current assets and current liabilities that changed most significantly since the end of 2003 were the line of credit, the current portion of long-term debt and capital lease obligations, and accounts payable.

During the six months ended June 30, 2004 long-term debt and the related current portion of long-term debt decreased by $5.8 million. Included therein was $2.3 million in note repayments to one of UCN's directors. The director subsequently exercised warrants to purchase 297,500 shares of common stock. The proceeds received by UCN totaled $595,000. UCN also repaid a $50,000 note payable to another of its directors. Also included in the long-term debt decrease was the conversion of a $300,000 promissory note into 150,000 shares of common stock.

UCN has a line of credit agreement with RFC Capital Corporation that expires in January 2006. The available borrowing limit is $5 million. Interest accrues at prime plus three percent. The facility allows UCN to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. On June 30, 2004, the maximum amount available based on eligible accounts receivable at that time was approximately $3.5 million. The amount outstanding on that date, less applied draws by RFC, aggregated $754,559. The facility requires UCN to maintain a restricted cash account for the collection of the receivables. As of June 30, 2004, UCN had $1.5 million of restricted cash specifically associated with the RFC arrangement.

On September 10, 2003, UCN filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for resale up to approximately
8.8 million shares of common stock underlying outstanding warrants, options and convertible debt. During 2003, investors exercised warrants to purchase 522,500 shares of common stock providing cash to UCN of approximately $1.0 million. As of June 30, 2004, investors had exercised warrants for an additional 647,000 shares of common stock, providing cash of $1,294,500.

In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc. ("MyACD"), with a one-year option to purchase it for approximately $6.8 million, paid over a three-year period beginning in January 2004. During the term of the agreement, UCN has the sole right to manage sales, service and billing of MyACD services. Under the agreement MyACD will continue to provide enhanced service development and configuration, and UCN will reimburse MyACD for actual costs related to these activities.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of June 30, 2004:

                                              Less Than                                       After
Contractual Obligations          Total          1 Year        1-3 Years      4-5 Years       5 Years
---------------------------   ------------    -----------    ------------   ------------    -----------
Notes payable*                $ 2,582,637     $ 2,582,637    $        -     $        -      $        -
Capital lease
 obligations**                     75,162          34,690        40,472              -               -
Operating lease
 obligations                    1,489,245         465,761     1,023,484              -               -
                              -----------     -----------    ----------     ----------      ----------
Total contractual
 obligations                  $ 4,147,044     $ 3,083,088    $1,063,956     $        -      $        -
                              ===========     ===========    ==========     ==========      ==========

*    Before discount of $26,448
**  Not including interest of $6,755


Critical accounting policies and estimates

Revenue Recognition - UCN's revenue recognition policy with respect to reseller agreements is to record gross revenues and receivables from customers when UCN acts as principal in the transaction; takes title to the products or services; and has risks and rewards of ownership, such as risk of loss for collection, delivery, or returns. Revenues from sales of services are recognized upon providing the services to the customers.

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

Property and Equipment - Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," UCN capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements.

Long-Lived Assets - Our long-lived assets consist of acquired customer lists, patents, and acquired technology. As June 30, 2004, the carrying value of these assets was $7,346,085, or 31% of total assets. We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection.

Stock-Based Compensation - We have a stock option plan that provides for the issuance of common stock options to employees and service providers. Although SFAS No. 123, Accounting for Stock Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation for employees and directors using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS No. 123 for employees and directors, but we also issue warrants to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS No. 123. We calculate compensation expense under SFAS No. 123 using the Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable

Debt Issuance Costs - As an inducement to various investors, shareholders, and board members to lend monies to UCN, shares of common stock and warrants to purchase shares of common stock were issued to them. The fair market value of those shares at the date of issuance has been capitalized as debt issuance costs and is being amortized over the life of the loans.

Income Taxes - UCN recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by UCN, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting customer marketing and rebate programs or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.


Item 4.  CONTROLS AND PROCEDURES

With the participation of management, UCN's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on August 05, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN's filing of its interim report on Form 10-Q for the quarterly period ended June 30, 2004.

Subsequent to August 05, 2004, through the date of this filing of Form 10-Q for the quarterly period ended June 30, 2004, there have been no significant changes in UCN's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2004 a noteholder converted his $300,000 promissory note into 150,000 shares of common stock at a conversion price of $2.00 per share. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated there under. Based on information provided by the investor, we believe the investor was an accredited investor within the meaning of Rule 501 of Regulation D.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 29, 2004, the stockholders voted on the following matters:

         (1) Election of Theodore Stern, Gary Smith, Edward Dallin Bagley, Steve Barnett, and Paul Jarman as directors of UCN to serve until their successors are duly elected and qualified;

         (2) Approve an amendment to the certificate of incorporation to effect a name change from "Buyers United, Inc." to "UCN, Inc."; and

         (3)      Approve the Employee Stock Purchase Plan.

Each of the foregoing matters was approved by the stockholders. The number of votes cast on the foregoing matters is as follows:

                                         For          Against        Abstain
                                         ---          -------        -------
Election of Directors:
         Theodore Stern               9,517,445       451,958          N/A
         Gary Smith                   9,949,195        20,208          N/A
         Edward Dallin Bagley         9,949,196        20,207          N/A
         Steve Barnett                9,517,696       451,707          N/A
         Paul Jarman                  9,949,196        20,207          N/A

Name Change to UCN, Inc.              9,967,823         1,440           140

Employee Stock Purchase Plan          6,263,233       506,447        54,374


Item 5. OTHER INFORMATION

Change in Directors

On July 21, 2004, Edward Dallin Bagley and Gary Smith tendered their resignations as directors of UCN. On July 22, 2004, the Board of Directors accepted the resignations, adopted a resolution increasing the size of the Board to six persons, and appointed Blake O. Fisher, Jr., Paul F. Koeppe, and James H. Ozanne as directors of UCN. The following is biographical information on each of the new directors.

Blake O. Fisher, Jr., age 60, has been providing management and financial consulting to the telecommunications and utility industries since May 2002, including financial consulting to the USDA on Rural Utilities Service's broadband program. From May 2004 to the present he has served as chief financial officer for Fiber Utilities of Iowa, an entity that provides operation and construction services to municipal utilities. From May 2002 to May 2004 he was retired from business activities. From February 1996 to May 2002, he held senior management positions with McLeodUSA, a telecommunications provider, initially as Chief Financial Officer, then President of the company's Western region and as Chief Development Officer.

Paul F. Koeppe, age 54, is a director of Distributed Energy Systems Corp., a company listed on the Nasdaq Stock Market engaged in the business of creating and delivering innovative products and solutions to the energy marketplace, and has served as a director since its acquisition of Northern Power Systems, Inc. in December 2003. Mr. Koeppe became a director of Northern Power Systems in 1998. Prior to his retirement in 2001, Mr. Koeppe served as executive vice president of American Superconductor, an electricity solutions company. Mr. Koeppe joined American Superconductor in 1997, in connection with the acquisition of Superconductivity, Inc., a manufacturer of superconducting magnetic energy storage systems, which Mr. Koeppe founded and served as president. From 1993 to 1995, Mr. Koeppe was acting CEO and chairman of the executive committee of the board of directors of Best Power, Inc., a supplier of uninterruptible power supply packages.

James H. Ozanne, age 60, is a director of Distributed Energy Systems Corp., and has served in that position since May 2003. From September 2002 to May 2003 he served as a director of Proton Energy Systems, Inc., one of the predecessors of Distributed Energy Systems. Mr. Ozanne has served as chairman of Greenrange Partners, a venture capital investment company since 1996. He is also Chairman of the Board of PECO Pallet; a privately owned start up company in the grocery pallet rental business. Since May 2003, he has served as Chief Restructuring Officer of Select Portfolio Servicing Inc.; a mortgage servicing company owned by PMI Group and Financial Security Assurance.

Following the appointment of the new directors, the Board appointed:

                  To the Audit Committee
                           Steve Barnett, Chairman
                           Blake O. Fisher, Jr.
                           James H. Ozanne

                  To the Compensation Committee
                           Paul F. Koeppe, Chairman
                           Steve Barnett

The Board of Directors has determined that Steve Barnett, Blake O. Fisher, Jr., and James H. Ozanne are "audit committee financial experts" as defined in Item 401(h)(2) of Regulation S-K. Further, the Board has determined that each of the members of the Audit Committee is "independent" under the standard set forth in Rule 4350(d) of the Nasdaq Marketplace Rules.

Termination of Director Option Plan

On July 22, 2004, the Board of Directors terminated the Director Stock Option Plan that was adopted in 2003.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

       Exhibit
          No.             Title of Document
       -------            -----------------

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K:

UCN filed a current report on Form 8-K with the Securities and Exchange Commission on May 14, 2004, disclosing under Item 5 a letter distributed to the shareholders with UCN's 2003 Annual Report to Stockholders, and reporting under
Item 12 the issuance of a press release regarding operating results for the three months ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UCN, INC.


Date:  August 13, 2004          By: /s/ Theodore Stern, Chief Executive Officer
                                   ---------------------------------------------


Date:  August 13, 2004          By: /s/ David R. Grow, Chief Financial Officer
                                   ---------------------------------------------