Form 10-Q
period 2004-09-30
UCN INC
filed 2004-11-12
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-26917

UCN, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0528557
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

14870 Pony Express Road, Bluffdale, Utah 84065
(Address of Principal Executive Offices)

(801) 320-3300
(Registrant’s Telephone Number, Including Area Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,226,818 shares of common stock as of November 1, 2004.

FORM 10-Q
UCN, INC.

INDEX

PART I.	FINANCIAL INFORMATION	Page

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures	21

UCN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Unaudited)

	September 30, 2004	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,007,296	$3,055,384
Restricted cash	1,627,636	1,569,336
Accounts and other receivables, net	7,922,964	8,162,483
Other current assets	442,411	243,844

Total current assets	11,000,307	13,031,047

Property and equipment, net	3,181,210	2,424,642
Intangible assets, net	6,617,414	8,018,682
Other assets	479,913	496,787

Total assets	$21,278,844	$23,971,158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Line of credit	$1,920,328	$4,093,782
Current portion of long-term debt and capital lease obligations	1,985,462	7,781,484
Trade accounts payable	7,055,113	11,248,152
Accrued liabilities	1,921,255	1,828,864

Total current liabilities	12,882,158	24,952,282

Long-term debt and capital lease obligations	30,489	646,126

Total liabilities	12,912,647	25,598,408

Commitments and contingencies (note 10)	--	--
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
Series A 8% cumulative convertible preferred stock; 1,827,500 and 1,865,000 shares issued and outstanding (liquidation values
of $3,655,000 and $3,730,000)	183	187
Series B 8% cumulative convertible preferred stock; 417,800 and
721,729 shares issued and outstanding (liquidation values
of $4,178,000 and $7,217,290)	42	72
Common stock, $0.0001 par value; 100,000,000 shares authorized;
13,896,818 and 7,604,584 shares issued and outstanding	1,390	760
Additional paid-in capital	31,564,071	20,193,148
Warrants and options outstanding	3,352,172	3,928,110
Accumulated deficit	(26,551,661)	(25,749,527)

Total stockholders' equity (deficit)	8,366,197	(1,627,250)

Total liabilities and stockholders' equity (deficit)	$21,278,844	$23,971,158

See accompanying notes

UCN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues from telecommunications services	$15,711,720	$16,439,065

Operating expenses:
Costs of revenues	8,711,136	8,849,635
General and administrative	3,610,703	3,839,901
Selling and promotion	3,937,226	3,097,090

Total operating expenses	16,259,065	15,786,626

Income (loss) from operations	(547,345)	652,439

Other income (expense):
Interest income	7,325	3,689
Interest expense	(138,837)	(468,890)

Total other expense, net	(131,512)	(465,201)

Net income (loss)	(678,857)	187,238
8% Preferred dividends on Series A and B preferred stock	(157,948)	(237,124)

Net loss applicable to common stockholders	$(836,805)	$(49,886)

Net loss per common share:
Basic and diluted	($ 0.06)	($ 0.01)

Weighted average common shares outstanding:
Basic	13,805,806	6,414,135
Diluted	14,466,112	7,372,521

See accompanying notes

UCN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Unaudited)

	Nine Months Ended September 30,
	2003		2004
Revenues from telecommunications services		$49,183,336	$48,211,821

Operating expenses:
Costs of revenues		26,862,694	26,106,281
General and administrative		11,391,190	11,571,010
Selling and promotion		10,664,801	8,119,473

Total operating expenses		48,918,685	45,796,764

Income from operations		264,651	2,415,057

Other income (expense):
Interest income		28,631	9,090
Interest expense		(687,954)	(1,460,985)
Gain on early extinguishment of debt		109,150	--

Total other expense, net		(550,173)	(1,451,895)

Net income (loss)		(285,522)	963,162

8% Preferred dividends on Series A and B preferred stock		(516,612)	(634,212)

Net income (loss) applicable to common stockholders		$(802,134)	$328,950

Net income (loss) per common share:
Basic and diluted	$	(0.07)	$0.05

Weighted average common shares outstanding:
Basic		12,048,689	6,285,038
Diluted		13,175,148	6,330,183

See accompanying notes

UCN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(285,522)	$963,162
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	3,056,694	3,034,514
Amortization of discount on notes	--	5,312
Amortization of discount on long-term debt	122,562	340,480
Amortization of note financing costs	75,000	97,598
Amortization of deferred consulting fees	--	15,626
Changes in operating assets and liabilities:
Accounts and other receivables	239,519	(3,333,853)
Other assets	(201,102)	(692,807)
Trade accounts payable	(4,198,105)	3,149,416
Accrued liabilities	458,187	569,406

Net cash provided by (used in) operating activities	(732,767)	4,148,854

Cash flows from investing activities:
Decrease in other assets	(22,207)	(52,125)
Acquisition of customer base	(757,856)	--
Purchases of property and equipment	(1,615,057)	(694,314)

Net cash used in investing activities	(2,395,120)	(746,439)

Cash flows from financing activities:
Increase in restricted cash	(58,300)	(579,584)
Net borrowings and payments under line of credit	(2,173,454)	1,588,412
Borrowings on long-term debt, net of debt issuance costs	--	2,299,955
Proceeds from exercise of options and warrants	1,944,500	--
Private placement of common stock, net of offering costs	8,101,274	--
Repurchase of common stock	(500,000)	(4,852)
Principal payments on long-term debt	(6,234,221)	(6,667,047)

Net cash provided by (used in) financing activities	1,079,799	(3,363,116)

Net increase (decrease) in cash and cash equivalents	(2,048,088)	39,299
Cash and cash equivalents at the beginning of the period	3,055,384	994,360

Cash and cash equivalents at the end of the period	$1,007,296	$1,033,659

See accompanying notes

UCN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Supplemental cash flow information:
Cash paid for interest	$645,819	$860,827

Supplemental schedule of noncash investing and financing activities:
Issuance of common shares in payment of preferred stock dividend	$785,994	$768,544
Accrual of dividend payable on preferred stock	516,612	634,212
Issuance of common shares for officer's personal guaranty	--	36,300
Issuance of warrants with private placement of common stock	189,336	--
Issuance of warrants with consulting contract	72,465	--
Retirement and replacement of note payable	--	800,000
Conversion of note payable into common stock	300,000	--
Conversion of accrued interest to note payable	--	435,388
Increase in Touch America obligation with amended agreement	--	3,264,576
Issuance of preferred stock to acquire VoIP assets	91,348	1,400,738
Capital expenditures financed with capital lease obligation	--	100,691

See accompanying notes

UCN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Warrants/ Options	Accumulated
	Shares	Amount	Shares	Amount	Capital	Outstanding	Deficit	Total
Balance at January 1, 2004	2,586,729	$259	7,604,584	$760	$20,193,148	$3,928,110	$(25,749,527)	$(1,627,250)

Issuance of preferred stock
in connection with the
acquisition of VoIP assets	16,071	2	--	--	91,346	--	--	91,348
Conversion of preferred shares
to common stock	(357,500)	(36)	1,637,500	164	(128)	--	--	--
Exercise warrants to purchase
common stock	--	--	682,000	68	2,149,618	(785,186)	--	1,364,500
Exercise employee options to
purchase common stock	--	--	265,000	27	579,973	--	--	580,000
Conversion of promissory note to
common stock	--	--	150,000	15	299,985	--	--	300,000
Expiration of warrants to
purchase common stock	--	--	--	--	52,553	(52,553)	--	--
Private placement of common stock,
net of offering costs	--	--	3,782,000	378	7,911,560	189,336	--	8,101,274
Issuance of warrants for services	--	--	--	--	--	72,465	--	72,465
Preferred stock dividends	--	--	--	--	--	--	(516,612)	(516,612)
Issuance of common shares as
payment of preferred stock
dividends	--	--	290,294	29	785,965	--	--	785,994
Repurchase of shares from
stockholder	--	--	(514,560)	(51)	(499,949)	--	--	(500,000)
Net loss	--	--	--	--	--	--	(285,522)	(285,522)

Balance at September 30, 2004	2,245,300	$225	13,896,818	$1,390	$31,564,071	$3,352,172	$(26,551,661)	$8,366,197

UCN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)
September 30, 2004

 1.  Basis of presentation

These unaudited interim financial statements of UCN, Inc. and its subsidiary (collectively, “UCN” or “the Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Commission on March 30, 2004.

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the financial statements for prior periods in order to conform to the 2004 presentation.

 2.   Summary of significant accounting policies

Net Income (Loss) Per Common Share: Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the quarterly and year-to-date periods. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share, and is therefore not presented.

       Following is the reconciliation of Basic and Diluted EPS:

Three months ended September 30,	Nine Months ended September 30,

2004	2003	2004	2003

Net income (loss) applicable to common stockholders as reported	$(836,805)	$(49,886)	$(802,134)	$328,950

Basic EPS:
Weighted average number of common shares outstanding	13,805,806	6,414,135	12,048,689	6,285,038

Basic net (loss) income per share	$(0.06)	$(0.01)	$(0.07)	$0.05

Diluted EPS:
Common and common equivalent shares outstanding:
Weighted average number of common shares outstanding	13,805,806	6,414,135	12,048,689	6,285,038
Common stock equivalents from options and
warrants computed on the Treasury Stock
method, using the average fair market
value of common stock outstanding during
the period	660,306	958,386	1,126,459	45,145

Shares used in the computation	14,466,112	7,372,521	13,175,148	6,330,183

Diluted net income per share				$0.05

Stock-Based Compensation:: Employee compensation expense is measured using the intrinsic method. No stock-based compensation cost is reflected in net income applicable to common stockholders, since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effects on net income (loss) applicable to common stockholders and earnings (loss) per share if expense was measured using the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation:

Three months ended September 30,	Nine Months ended September 30,

2004	2003	2004	2003

Net income (loss) applicable to common stockholders:
As reported	$(836,805)	$(49,886)	$(802,134)	$328,950
Pro forma stock-option based compensation	(103,410)	(57,567)	(380,310)	(215,376)

Pro forma net income (loss) applicable to
common stockholders	$(940,215)	$(107,453)	$(1,182,444)	$113,574

Basic and diluted net income (loss) per common share:
As reported	$(0.06)	$(0.01)	$(0.07)	$0.05
Pro forma basic and diluted net income (loss) per
common share	$(0.07)	$(0.02)	$(0.10)	$0.02

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Nine Months Ended September 30,

2004	2003

Dividend yield	None	None
Expected volatility	63%	83%
Risk-free interest rate	3.45%	2.12%
Expected life (years)	5.0	4.2
Weighted average fair value of grants	$ 1.55	$ 1.29

      Other Comprehensive Income: There were no components of other comprehensive income other than net income.

Business Segments and Related Information: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently operates in only one business segment.

Long-Lived Assets: In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset and from cash flows generated from customer lists.

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During the three and nine months ended September 30, 2004, the Company capitalized $117,952 and $531,222, respectively.
10

Recent Accounting Pronouncements: In March 2004, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (EITF) Issue No.03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This pronouncement provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired is to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The adoption of Issue No. 03-1 did not have a material impact on the financial statements.

 3. Customer acquisitions

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

 5. Intangible assets

     Intangible assets consisted of the following:

September 30, 2004	December 31, 2003

Gross Asset	Accumulated amortization	Intangible assets, net	Gross asset	Accumulated amortization	Intangible assets, net

Customer lists acquired	$11,518,164	$5,752,517	$5,675,647	$10,760,307	$3,840,679	$6,919,628
Technology and patents	1,318,865	467,098	851,767	1,318,865	219,811	1,099,054

	$12,837,029	$6,219,615	$6,617,414	$12,079,172	$4,060,490	$8,018,68	2

Total amortization expense of intangible assets was $728,672 for the three months ended September 30, 2004, and $2,159,125 for the nine months ended September 30, 2004. Depending on the type of customers, the useful lives of customer lists acquired range from 36 to 48 months, and are evaluated for recoverability on an annual basis.

Amortization expense for all intangible assets during the three months ended December 31, 2004, and during the four-year period ending December 31, 2008 is expected to be $728,672, $2.7 million, $2.4 million, $791,585, and $31,577, respectively.

 6.  Accrued liabilities

Accrued liabilities consisted of the following:

September 30, 2004	December 31, 2003

Accrued commissions		$906,268	$669,523
Accrued dividends		204,151	478,599
Accrued payroll and related costs		591,718	257,824
Other		219,118	422,918

		$1,921,255	$1,828,864
	11

 7.  Capital Transactions

During the nine months ended September 30, 2004, investors exercised warrants to purchase a total of 682,000 shares of common stock. Total proceeds received in these transactions was $1.4 million. Included in these amounts were warrants to purchase 297,500 shares exercised by one of the Company’s directors, for which the Company received $595,000.

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

 8.  Major suppliers

For the three-month periods ended September 30, 2004 and 2003, approximately 53 and 70 percent, respectively, of the Company’s cost of revenue was generated from two telecommunication providers. For the nine-month periods ended September 30, 2004 and 2003, approximately 55 and 71 percent of cost of revenue was generated by the same two providers. As of September 30, 2004 and December 31, 2003, respectively, the Company owed $3.1 million and $3.0 million to these providers.

 9.  Related party transactions

Related party transactions not previously disclosed include the following:

During the nine months ended September 30, 2004 the Company paid Theodore Stern, one of its directors who also is Chief Executive Officer, $6,250 per month for consulting, marketing, and capital raising activities. At September 30, 2004, there was no amount owed to Mr. Stern.

During the nine months ended September 30, 2004, there were several debt arrangements with directors more fully described in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004. Interest expense on obligations owed to related parties during the three and nine months ended September 30, 2004 was $36,638 and $187,807, respectively.

On April 12, 2004, UCN repaid $2.3 million in promissory notes to one of its directors. The director used $595,000 of the proceeds to exercise 297,500 warrants.

      On April 26, 2004, the Company repaid a $50,000 note payable to another of its directors.

Three of the Company’s current and prior directors participated in the 1999 Series A and 2000 Series B Preferred Stock issuances under the same terms as all other outside investors. In February and August 2004 dividends of Common Stock were paid to all holders of Preferred Stock. Of this amount, the participating directors received a total of 33,054 shares of Common Stock.

10. Contingencies and Commitments

In May 2004, the Company entered into a one-year consulting agreement. As part of the consultant’s compensation, UCN agreed to issue up to 140,000 five-year warrants to purchase common stock at an exercise price of $4.00 per share. The fair market value of the warrants were and will be calculated using the Black-Scholes method. Up to 90,000 warrants worth a total of $72,465 are to vest ratably over a period of one year, or until the consulting agreement is terminated, whichever comes sooner. 50,000 warrants will vest in January 2005 only upon the completion of certain performance measures.

11. MyACD acquisition

In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc., a Utah corporation (“MyACD”). MyACD develops and distributes telephony software solutions for call center traffic management and related functions that UCN offers to customers over its VoIP network acquired earlier in 2003. The agreement included a one-year option to purchase MyACD for approximately $6.2 million, paid over a three-year period beginning in January 2005. During the term of the agreement, UCN had the sole right to manage sales and marketing efforts, customer service, and billing of MyACD customers. In addition, MyACD continued to provide enhanced service development and configuration, and UCN paid MyACD a fixed management fee for these services.

On September 30, 2004, UCN, Inc. entered into a Purchase Option Exercise and Agreement on Related Matters with MyACD, and with Michael L. Shelton (“Shelton”) and David O. Peterson (“Peterson”), the holders of all the common stock of MyACD. Under this Option Exercise Agreement:

UCN and MyACD extended the term of the October 2003 Cooperation and Management Agreement through the end of 2004;

UCN exercised its option to purchase all of the capital stock of MyACD from Shelton and Peterson under the October 2003 Purchase Option Agreement; and

UCN, Shelton, and Peterson amended the October 2003 Purchase Option Agreement to schedule the acquisition closing on January 5, 2005, and modified terms of payment and other provisions.

The total purchase price for MyACD is $6.2 million. The purchase price will be paid in January 2005 when UCN issues to Shelton a promissory note in the principal amount of $5.6 million, and to Peterson a promissory note in the principal amount of $581,538. Both notes are non-interest bearing.

      Payments required under the Shelton note, which in no case will exceed the $5.6 million total, are:

(a) A payment of $1.4 million on January 5, 2005 and a payment of $35,255 on January 15, 2005;

(b) 11 monthly payments on the 15th day of each month beginning February 15, 2005 each in an amount equal to 15.4 percent of MyACD product revenue in each calendar month, but in no event will each such payment be less that $35,255 or greater than $135,956;

(c) 12 monthly payments on the 15th day of each month beginning January 15, 2006 each in an amount equal to 15.4 percent of MyACD product revenue in each calendar month, but in no event will each such payment be less that $90,640 or greater than $181,280;

(d) 12 monthly payments on the 15th day of each month beginning January 15, 2007 each in an amount equal to 15.4 percent of MyACD product revenue in each calendar month, but in no event will each such payment be less that $135,956 or greater than $226,595; and

(e) Remaining unpaid principal, if any, on or before January 15, 2008.

The first payment under the Shelton note of $1.4 million due on January 5, 2005 is payable $231,492 in cash and by issuing to Shelton in lieu of money 562,985 shares of fully paid and non-assessable common stock of UCN. However, if the average fair market value of the common stock during the 60 trading-day period ending on and including December 31, 2004 is less than $2.00 per share or if the fair market value of the common stock on January 4, 2005 is less than $2.00 per share, then in lieu of issuing to Shelton shares of common stock UCN must make the balance of the payment of $1.1 million in cash. Fair market value of UCN common stock will be determined on the basis of the average of the highest “bid” and lowest “asked” quotations for a share of common stock in the over-the-counter market.

      Payments required under the Peterson note, which in no case will exceed $581,538, are:

(a) A payment of $195,385 on January 5, 2005 and a payment of $4,745 on January 15, 2005;

(b) 11 monthly payments on the 15th day of each month beginning February 15, 2005 each in an amount equal to 1.6 percent of of MyACD product revenue in each calendar month, but in no event will each such payment be less that $4,745 or greater than $14,044;

(c) 12 monthly payments on the 15th day of each month beginning January 15, 2006 each in an amount equal to 1.6 percent of MyACD product revenue in each calendar month, but in no event will each such payment be less that $9,360 or greater than $18,720;

(d) 12 monthly payments on the 15th day of each month beginning January 15, 2007 each in an amount equal to 1.6 percent of MyACD product revenue in each calendar month, but in no event will each such payment be less that $14,044 or greater than $23,405; and (e) Remaining unpaid principal, if any, on or before January 5, 2008.

Both notes will be secured by UCN pledging the common stock of MyACD acquired in the transaction as collateral. UCN’s payment obligations under the notes may be accelerated by the holders on the occurrence of events of default, which include non-payment, insolvency or bankruptcy, breaches of certain representations and warranties of UCN in the Option Purchase Agreement, or UCN’s termination without cause of employment agreements with Shelton or Peterson. The stated term of both employment agreements is up to the date of repayment in full of the two respective promissory notes.

MyACD is the obligor on two promissory notes issued in October 2003 to a former stockholder of MyACD.

Upon the acquisition of MyACD as a wholly owned subsidiary in January 2005 the remaining payment obligations on these notes will appear on the balance sheet of UCN as a result of its consolidation with MyACD for financial reporting purposes. One note in the original principal amount of $575,000 is non-interest bearing, and is payable in monthly installments of $11,275 beginning October 31, 2003 and continuing through December 31, 2008 when all remaining principal is due and payable in full. At October 1, 2004 the remaining principal due on the foregoing note was $439,700, and at January 5, 2005 the remaining principal due should be $405,875. The second note is in the principal amount of $85,710, is non-interest bearing, and is payable in equal monthly installments of $2,381 commencing January 5, 2005 and continuing through December 5, 2007 when all remaining principal is due and payable in full. The

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UCN, Inc. (formerly Buyers United, Inc.) is a domestic telecommunications company that offers and sells a wide range of long distance and related communication services to business and residential customers. Historically we functioned as an aggregator and reseller of telecommunications services provided by others. We intend to continue to pursue and develop this type of business.

In 2003 UCN purchased assets and licensed in perpetuity software that enabled UCN to establish and operate a Voice over Internet Protocol communications network (VoIP Network). With the VoIP Network UCN now offers, as a provider, enhanced services such as automated call distribution. Furthermore, UCN transmits data and other communication services for a portion of the journey over the VoIP Network rather than entirely through third party providers.

In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc., a Utah corporation (“MyACD”), with a one-year option to purchase it at a price of approximately $6.2 million. On September 30, 2004 UCN exercised the option, and the acquisition of MyACD will be effective January 5, 2005. With the MyACD technology we are now offering a new product approach that combines our national VoIP Network with on-demand proprietary telephony software for contact handling/management applications. We are changing the way mission critical applications are delivered and priced for the contact center marketplace, or for any business or department seeking to improve how it manages the productivity and quality of its customer contact opportunities.

UCN entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $757,856 in February 2004. The transaction was completed in March 2004.

We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers, and selling through our direct sales force.

Results of Operations

Revenues

Total revenues decreased 4.4 percent to $15.7 million for the three months ended September 30, 2004 as compared to $16.4 million for the same period in 2003. For the nine months ended September 30, 2004, revenues increased 2.0 percent to $49.2 million as compared to $48.2 million for the same period in 2003. The increase in revenue for the nine months ended September 20, 2004 compared to the same period in 2003 is due to new customers purchased throughout 2003 and the acquisition of customers from Source Communication, LLC, which closed in March 2004. We also generated growth internally from ongoing promotional efforts, primarily involving independent agents. These revenue increases from new and existing customers during the first nine months of 2004 were offset by attrition of our residential customer base.

Our plan since the beginning of 2004 is to focus our marketing effort on business users of telecommunication services, not residential long distance users, because we believe there is a much greater opportunity for a business of our size and resources to increase revenues through the sale of enhanced telecommunications services to business customers rather than through the sale of traditional long distance service to residential customers. With the technology we acquired in 2003 we have developed a menu of enhanced communication services that we are now introducing to our existing business customers and to new prospects through our established independent agent sales channel. As a result of these dynamic changes in our business we are experiencing a transition in our sales mix, the effect of which is reflected in the revenue decrease experienced during the three months ended September 30, 2004. We expect this transition period will continue through the end of 2004 and into 2005. During the transition we believe the downward trend in revenues will continue until the growing momentum in sales of enhanced services overtakes diminished revenue caused by attrition in our residential long distance customer base.

Cost of revenues

Cost of revenues for the three month period ended September 30, 2004 was $8.7 million, a 1.6 percent decrease, compared to $8.8 million for the comparable period in 2003. For the nine month period ended September 30, 2004, cost of revenues increased to $26.9 million, a 2.9 percent increase as compared to $26.1 million for the nine month period ended September 30, 2003. Cost of revenues as a percentage of revenue for the three month period ended September 30, 2004 was 55.4 percent as compared to 53.8 percent during 2003, and was 54.6 percent for the nine months ended September 30, 2004 compared to 54.1 percent for the same period in 2003. The decrease in gross margin in the third quarter of 2004 compared to the third quarter of 2003 is the result of the combination of lower, more competitive pricing we adopted in some of the newer long-distance rate plans and the change in our sales mix from residential customers to business customers.

We expect competitive pressures will continue to depress pricing for traditional long distance and have a negative impact on gross margin for this service. However, enhanced telecommunication services are priced on the basis of number of users and service features selected, so gross margin for that type of revenue is not subject to the same downward pressure as long distance service.

General and administrative expenses

General and administrative expenses in the third quarter of 2004 decreased 6.0 percent to $3.6 million compared to $3.8 million in the third quarter of 2003, and for the nine months ended September 30, 2004 decreased 1.6 percent to $11.4 million as compared to $11.6 million for the nine months ended September 30, 2003. A portion of the difference is attributable to the higher costs we incurred in 2003 to integrate and improve the VoIP Network acquired at the beginning of 2003 compared to the costs of maintaining and upgrading the Network during the first nine months of 2004. In addition, we have continued to improve operating efficiencies in this area, resulting in decreased expenses during 2004.

Selling and promotion expenses

Selling and promotion expenses increased 27.1 percent to $3.9 million during the three month period ended September 30, 2004 from $3.1 million for the same period in 2003. Such expenses increased 31.3 percent to $10.7 million for the nine months ended September 30, 2004 compared to $8.1 million during the nine months ended September 30, 2003. The increases are the result of the transition in our sales mix over the first nine months of 2004 as higher commissioned business customers increased in the first nine months of 2004, and lower commissioned residential customers decreased through attrition. In addition, during the second and third quarters of 2004 we increased expenses related to our various sales channels, including the addition of several sales-related personnel.

Other income (expense)

Interest expense for the three month period ended September 30, 2004 was $138,837, compared to $468,890 in 2003, and for the nine months ended September 30, 2004 interest expense was $687,954 compared to $1.5 million in 2003. The decreases were the result of a reduction in the outstanding debt throughout 2004 compared to 2003.

Other income (expense)

During the third quarter of 2003, UCN entered into a Purchase Agreement to acquire approximately 12,000 long distance customers from Glyphics Communications, Inc. Subsequently, the two parties agreed that UCN would accelerate payments under the agreement in exchange for a discount on the purchase price. The final payment under the agreement was made in February 2004, and we recorded a $109,150 gain during the first quarter of 2004 on the early extinguishment of the debt.

Liquidity and Capital Resources

UCN completed a private placement of common stock on March 15, 2004. UCN sold 3,782,000 shares of common stock at $2.30 per share, or a total of approximately $8.7 million. Net proceeds of the offering after placement fees and expenses were approximately $8.1 million. The net proceeds of the private placement have been used for various purposes, including sales and marketing related programs, funding further development of our VoIP Network, reducing debt, and for working capital and other general corporate purposes.

UCN’s current ratio as of September 30, 2004 increased to 0.85:1 from 0.52:1 at December 31, 2003. The components of current assets and current liabilities that changed most significantly since the end of 2003 were the line of credit, the current portion of long-term debt and capital lease obligations, and accounts payable.

During the nine months ended September 30, 2004 long-term debt and the related current portion of long-term debt decreased by $6.2 million. Included therein was $2.3 million in note repayments to one of UCN’s directors. The director subsequently exercised warrants to purchase 297,500 shares of common stock. The proceeds received by UCN totaled $595,000. UCN also repaid a $50,000 note payable to another of its directors. Also included in the long-term debt decrease was the conversion of a $300,000 promissory note into 150,000 shares of common stock.

UCN has a line of credit agreement with RFC Capital Corporation that expires in January 2006. The available borrowing limit is $5 million. Interest accrues at prime plus three percent. The facility allows UCN to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. On September 30, 2004, the amount outstanding, less applied draws by RFC, aggregated $1.9 million which was the maximum amount available based on eligible accounts receivable. The facility requires UCN to maintain a restricted cash account for the collection of the receivables. As of September 30, 2004, UCN had $1.42 million of restricted cash specifically associated with the RFC arrangement.

UCN is potentially liable under standby letters of credit aggregating $120,000 in favor of two municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such letters of credit. One of the letters of credit is secured by restricted cash of $20,000. Additional restricted cash of $160,000 provides collateral under wholesale purchase agreements with two vendors, and $20,000 is on secured deposit with a financial institution that provides credit card processing.

On September 10, 2003, UCN filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for resale up to approximately 8.8 million shares of common stock underlying outstanding warrants, options and convertible debt. During 2003, investors exercised warrants to purchase 522,500 shares of common stock providing cash to UCN of approximately $1.0 million. As of September 30, 2004, investors had exercised warrants for an additional 682,000 shares of common stock, providing cash of $1.4 million.

In October 2003, UCN agreed with MyACD, Inc. to acquire the exclusive right to sell their enhanced telecommunication services, and to manage certain product development activities. Included in the agreement was a one-year option for UCN to purchase MyACD. MyACD develops and distributes telephony software solutions for call center traffic management that UCN presently offers to business customers over its VoIP network. On September 30, 2004, UCN exercised its option to purchase MyACD, scheduled the closing for January 5, 2005, and extended the selling and developmental management rights until the end of 2004. The total purchase price is $6.2 million, to be paid in January 2005 when UCN will issue non-interest bearing promissory notes to MyACD stockholders. Monthly payments on the notes will total 17 percent of the previous month’s MyACD product and service revenue, with certain minimum and maximum limitations varying over the following three years, and a final payment owing no later than January 2, 2008. The initial payment due in January 2005 is $1.6 million, of which $1.1 million is payable in shares of UCN common stock at a guaranteed price of $2.00.

As of September 30, 2004, UCN had a working capital deficit of $1.9 million, and current portion of long-term debt and capital lease obligations of $2.0 million. During November 2004, $250,000 of this debt was converted into common stock at $2.00 per share. The remaining long-term debt is unsecured, $461,325 is payable to the Company’s Chairman and CEO of which $112,500 is convertible into common stock at $2.00 per share, and $500,000 is payable to a former director and current shareholder and convertible into common stock at $2.00 per share. The remaining debt is non-recourse, has no stated maturity date, and principal payments are variable dependent upon receivables collected from designated customers. Accordingly, management believes that because of the relationships with the debt holders the Company will be able to either extend the notes or renegotiate the terms in order to minimize any negative impact on cash flow associated with payment obligations on the debt.

If the convertible debt holders described in the preceding paragraph do not convert the outstanding debt to common stock, or if management is unsuccessful in extending the maturity date on the debt, it may be necessary for the Company to seek additional cash to fund the continuing operations of the Company through new debt instruments or the issuance of additional equity securities.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of September 30, 2004:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable[1]	$1,962,793	$1,962,793	$--	$--	$--
MyACD notes payable[2]	6,211,384	1,912,846[4]	4,298,538
Capital lease obligations[3]	66,489	34,690	31,799	--	--
Operating lease obligations	1,720,986	521,406	1,199,580	--	--

Total contractual obligations	$9,961,652	$4,431,735	$5,529,917	$--	$--

1 — Before discount of $7,993.
2 — Assumes January 2005 closing as planned, and represents the minimum monthly amount owed over the maximum time-frame.
3 — Not including interest of $5,338.
4 — Of this amount, $1,125,970 is payable with shares of UCN common stock at $2.00 per share.

Critical accounting policies and estimates

Revenue Recognition – Revenue is derived primarily from business telephony services, including dedicated transport, switched, long distance, and data services. UCN’s customers are principally small and medium-sized businesses and residential customers located nationwide. Revenue for the majority of switched access, dedicated, and long distance service is generally billed on a transactional basis determined by customer usage with some fixed rate elements billed in advance. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements billed in advance are recognized over the period the services are provided.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable is comprised of amounts billed and billable to customers, net of an allowance for uncollectible amounts. The allowance for doubtful accounts is estimated by management and is based on specific information about customer accounts, past loss experience, and general economic conditions. An account is written off by management when deemed uncollectible, although collections efforts may continue.

Property and Equipment — Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” UCN capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements.

Long-Lived Assets — Our long-lived assets consist of acquired customer lists, patents, and acquired technology. As September 30, 2004, the carrying value of these assets was $6,617,414, or 31% of total assets. We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection.

Stock-Based Compensation — We have a stock option plan that provides for the issuance of common stock options to employees and service providers. Although SFAS No. 123, Accounting for Stock Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation for employees and directors using the intrinsic-value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS No. 123 for employees and directors, but we also issue warrants to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS No. 123. We calculate compensation expense under SFAS No. 123 using the Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable

Debt Issuance Costs — As an inducement to various investors, shareholders, and board members to lend monies to UCN, shares of common stock and warrants to purchase shares of common stock were issued to them. The fair market value of those shares at the date of issuance has been capitalized as debt issuance costs and is being amortized over the life of the loans.

Income Taxes — UCN recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

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

Item 4. CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on November 4, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its interim report on Form 10-Q for the quarterly period ended September 30, 2004.

Subsequent to November 4, 2004, through the date of this filing of Form 10-Q for the quarterly period ended September 30, 2004, there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first half of 2004, preferred stock dividends amounted to $358,664, consisting of $146,375 on outstanding shares of Series A 8% cumulative convertible preferred stock, and $212,289 on outstanding shares of Series B 8% cumulative convertible preferred stock. Virtually all of these dividends were paid through the issuance of 119,239 shares of common stock to holders of the preferred stock in August 2004.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Title of Document

10.1	Purchase Option Exercise and Agreement on Related Matters between UCN, Inc., MyACD, Inc., Michael L. Shelton, and David O. Peterson dated September 30, 2004*
        Excluding:
        Exhibit A - Form of Shelton Term Note;
        Exhibit B - Form of Peterson Term Note; and
Exhibit C - Schedule IV - Monthly Budget Payments

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3 *	This agreement was filed as an exhibit to UCN’s report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004, and is incorporated herein by this reference.

Reports on Form 8-K:

On July 23, 2004, a report on Form 8-K was filed with the Securities and Exchange Commission reporting under Item 4 a change in our independent public accountants, and under Item 5 other information our Annual Meeting of Shareholders held June 29, 2004, changes in the members of the Board of Directors, and the termination of the Director Stock Option Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCN, INC.

Date: November 8, 2004	By: /s/ Theodore Stern, Chief Executive Officer

Date: November 8, 2004	By: /s/ David R. Grow, Chief Financial Officer