Form 10-K
period 2004-12-31
UCN INC
filed 2005-03-30
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004,

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from              to

Commission File No. 0-26917

UCN, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0528557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14870 Pony Express Road, Bluffdale, Utah 84065

(Address of principal executive offices and Zip Code)

(801) 320-3300

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 19345 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $49,160,720

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 15, 2005 was 20,772,669.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1. BUSINESS

General

UCN, Inc. offers a wide range of call management, long distance, toll free, data transmission, and related communication service options at competitive prices, and provides to its customers a standard of service it believes is comparable to other industry participants. The services we offer include:

•	Real time call management

•	Automatic call distribution

•	Interactive voice response

•	Dedicated access long distance service

•	Toll-free 800/888/877/866 services

•	Dedicated data transmission

•	Private line data services

•	Calling card services

•	Conference calling

•	Outbound dialing and voice message broadcasting

•	Fax to email

•	Switched long distance services

•	Voice mail

These services are offered individually, or in a suite of services tailored to a customer’s needs. UCN now services approximately 88,000 business and residential consumers across America. We have refined our business model over the past several years to address specific niche opportunities in the vast communications industry. Our focus is the sale of call management and related telecommunications services to small and medium sized businesses, particularly those businesses that have a need to receive and manage a high volume of customer and consumer telephone traffic.

UCN is now marketing its services primarily through independent agents to business customers. Our web site supports the marketing effort of our agents by providing a resource for exploring and selecting the specialized services and options we offer business customers

UCN was originally formed as a Utah corporation in 1994. In March 1999, we changed our corporate domicile from Utah to Delaware through a merger with a Delaware corporation formed for that purpose. When we changed the corporate domicile our name became BUI, Inc., and we effected a 1-for-4 reverse split in the issued and outstanding common stock. On April 20, 2000, we changed our name to BuyersOnline.com, Inc., on November 20, 2001, we changed our name to Buyers United, Inc., and on July 15, 2004, our name was changed to UCN, Inc. During 2003, the Company established a wholly-owned subsidiary in Virginia for the purpose of conducting business in that state.

Our strategy

After a series of strategic acquisitions commencing in 2002, UCN emerged in 2003 with a new product approach that combines an innovative national voice over Internet protocol (VoIP) network with on-demand proprietary software for contact handling/contact management applications. Although VoIP in the consumer market has attracted the most attention in the past several years, according to International Data Corp. (IDC) the business market is where significant growth will be over the next five years. IDC projects a compound growth rate of 282 percent, from $60 million in 2004, to $7.6 billion in 2008 for hosted Internet protocol (IP) voice services among U.S. businesses. As that pertains to call center management, UCN believes it is on the cutting edge of the evolution in the telecommunications industry from traditional call center management and long distance services to an integrated enhanced contact management service.

Many businesses, small to large, need to manage large amounts of telephone traffic with customers and business contacts. In the traditional hardware/software solution the business owner purchases a system from an equipment provider that is installed on site, purchases long distance service from a long-distance service provider, and then attaches one to the other. This separation between call management and call delivery has resulted in a fragmented market served by multiple vendors that offer either:

•	High-end onsite hardware/software solutions designed to substantially improve worker productivity that serve about ten percent of the contact center operations based in the United States with 200 or more customer contact seats, which is big enough to afford the large investment needed to purchase the costly equipment, software, and technical expertise, or

•	Less expensive hardware/software solutions affordable by the remaining 90 percent of the market that have few features, little flexibility, and limit the business’s ability to improve worker productivity.

Our strategy is to develop and deploy a call management service that is affordable, scalable to the business’s call traffic, and offers features that can substantially improve worker productivity in small or large call centers at the same level as high-end traditional systems.

We began with acquisition of our VoIP Network in December 2002, and in October 2003 we obtained from MyACD, Inc. (MyACD) rights to their software technology for call management. Our solution is to merge call management and call delivery on the VoIP Network, which began with our inContact™ and in.Network® call management products, and has now evolved to UCN Intelligent-T dedicated services. With these products

•	The call management function is performed with the software that resides on our VoIP Network,

•	Call delivery runs through our VoIP Network so the software can perform its management function, and

•	Call traffic is routed and delivered to where the business wants it to go through a dedicated long distance connection we provide as an inter-exchange carrier or through switched long distance we provide as a reseller.

In essence, our products remove the traditional call management hardware/software from the business site, replace it with software on our VoIP Network, and deliver robust call management functions to the business with long distance service. By application of our strategy UCN has evolved beyond being a long distance provider or software provider to be, what we call, a Network Application Provider, which we believe will be the next generation of service providers in the telecommunication industry.

During the last two years of packaging and refining our network applications we have developed marketing capacity and a customer base to create immediate opportunities for sales of our products and services to both existing and new customers. We have in place a network of sales agents, many of which we have worked with for years, through which we can now market our inContact and Intelligent-T products. Beginning in December 2002 and continuing into 2004 we also added a substantial number of long distance customers (business and residential) through purchases of customer accounts. We believe there will continue to be opportunities to purchase customer accounts that include businesses that could benefit from our products, and we will look for those opportunities and try to take advantage of them to the extent our resources and other factors allow.

Acquisitions and recent developments

In January 2005 UCN closed the purchase of all the outstanding capital stock of MyACD, Inc. from its two stockholders pursuant to the option UCN acquired in October 2003. MyACD develops software solutions for call center traffic management and related functions that UCN offers to its customers over its VoIP Network. The total purchase price was $6.2 million, and was paid with non-interest bearing promissory notes issued by UCN to the former stockholders. Initial payments on the promissory notes were made in January 2005 with 562,985 shares of UCN common stock valued at $2.00 per share, and cash of $427,000. UCN will continue making variable monthly payments based on MyACD product revenue until January 2008, when all remaining principal owed on the notes will be due. The notes are secured by MyACD common stock.

UCN purchased 37 dedicated long distance customers from Source Communications, LLC for $750,000 in February 2004.

During August 2003, UCN purchased approximately 12,000 long distance customers from Glyphics Communications, Inc. for $544,000.

In May 2003 UCN completed the acquisition from Acceris Communications Inc. (formerly I-Link, Inc.) of equipment and a perpetual software license that together comprise the VoIP Network we operate. The assets acquired include dedicated equipment required for operating the VoIP Network, customers serviced through the network, and certain trademarks. In consideration for the assets and software license, UCN issued to Acceris 300,000 shares of Series B Convertible Preferred Stock. This preferred stock was converted to 1,500,000 common shares in March 2004 pursuant to an agreement with Acceris that allowed Acceris to sell 750,000 of the converted common shares to the investors that also purchased common stock from UCN in March 2004, and granted to Acceris the right to include its common stock in the registration statement we subsequently filed for those investors during 2004.

In December 2002 UCN purchased from Touch America, Inc., a subsidiary of Touch America Holdings, Inc., a substantial number of its switched voice telecommunication customers, including the carrier identification code used to service those customers. In June 2003, we amended the purchase agreement to acquire additional switched voice and dedicated telecommunications customers. The total purchase price was $6.5 million.

Services and products

Historically, UCN has been an aggregator and provider of telecommunications services. We will continue this business as we ramp up marketing and distribution of the inContact and Intelligent-T services we offer as a Network Applications Provider.

As an aggregator we contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer these various services to our customers. The variety of traditional services and products we offer enables the customer to buy only those telecommunications services it needs from one source, combine those services in a customized package, receive one bill for those services, and make one call to UCN if a service problem or billing issue arises. Our network applications will not be suitable for all businesses, simply because many businesses do not need that level of functionality. To those businesses we will continue to offer traditional telecommunications products with the same level of quality service our customers have come to expect. Traditional services UCN sells singly or bundled to meet customer needs include the following.

•	Dedicated access long distance service provided by connecting the customer directly to the long distance carrier, by-passing the local exchange carrier, through a T-1 or higher capacity local loop connection.

•	Toll-free 800/888/877/866 services provided with toll free numbers we own and assign to our customers for their use.

•	Dedicated data transmission, which is similar to dedicated access long distance service except the primary use is for data transmission, such as Internet access, and the local loop is connected to the Internet through one of our providers.

•	Private line data services provided through a T-1 or higher capacity circuit, which encompasses a variety of data transmission media, including Frame Relay, dedicated Internet access or Asynchronous Transfer Mode (ATM) data networks.

•	Switched long distance service to business and residential customers, which is traditional 1+ long distance service.

•	Calling card service, which is often provided with our switched and dedicated long distance services.

•	Conference calling.

•	Outbound dialing and voice message broadcasting, which allows a customer to automatically dial outbound and to broadcast voice messages to predefined lists.

•	Fax to Email.

•	Voice mail.

The inContact and Intelligent-T products we offer as a Network Application Provider through our VoIP Network consist of a flexible set of advanced call center traffic handling/management applications, such as skills-based routing, automated call distribution, automated interactive voice response, database integration with the call handling technology, multimedia contact handling (voice, fax, email, chat), and management reporting features, which are delivered with dedicated or switched long distance service. These capabilities have previously been available only by purchasing and integrating expensive equipment at substantial installation expense, making them prohibitively expensive for many smaller call center operations. UCN can deliver the same capabilities through a software solution hosted on our VoIP Network at a much lower cost that makes it possible for the smaller traditional call center to make the transition to a full-featured contact center with improved agent productivity and the ability to respond quickly to customer requirements for voice, email, fax and/or chat contact methods.

The UCN inContact product suite includes the following components:

•	inControl: A rapid application development tool with a visual drag-and-drop programming interface for creating or modifying contact handling processes. Using this tool custom interactive voice recognition and skills-based routing applications can be created. Entire contact handling processes can be built that do everything from playing a specific message, to asking the caller for identifying input in order to more intelligently process the call. InControl is the starting point for creating the user application.

•	Web Manager: A browser-based interface for handling such administrative tasks as setting up user accounts, creating skill groups, and managing agent skills. The tool is also used to assign phone numbers to computers so that screen pops will be delivered to the right workstation.

•	myAgent: A desktop application that communicates to inContact when the user is available or unavailable. Through this and the related myPhone interface, the user executes various tasks such as dial a phone number from the workstation or answer phone calls, emails, faxes or web chats.

•	inTouch: A reporting, monitoring and recording tool for viewing real-time and historical operations statistics, such as how many calls were handled within a customer-defined “acceptable” timeframe.

Typically, contact center operations find they have to deal with multiple vendors and engage expensive systems integration expertise when trying to work across multiple remote locations or when adding multimedia contact features-such as email, fax or chat to their standard voice handling equipment or when making changes to their contact flow process. By implementing the UCN inContact suite of products that process is dramatically simplified.

Reporting features provided in traditional systems are yet another set of expensive, add-on products with serious limitations for those seeking to reduce costs by employing at-home workers. Typically, monitoring, reporting and recording applications can not be applied to remote workers (employees working from home) nor can a manager get a “rolled-up” view of all workers when the operation has two or more call center locations. Without good management tools, operations often suffer from poor customer service and poor worker efficiency. The reporting and monitoring features of inContact provide a real-time solution to these problems.

inContact is delivered through switched long distance service, which means the customer calls of the business using the service

•	call the business through the local exchange carrier, usually using a toll free number, that

•	hands the call traffic to a long distance provider, that

•	hands the traffic to our VoIP Network for processing, that

•	delivers the processed traffic back through a long distance provider and local exchange carrier to the points of contact designated by the business.

Whenever there is a hand-off there is an access charge for switching the traffic through the local or long distance carrier. Our Intelligent-T product bundles the long distance service, which is delivered through our dedicated T-1 or higher capacity connection, with the inContact product suite so that the business by-passes the local carrier access fees. For a business with large call traffic, the resulting savings in telephone charges are substantial.

Marketing strategy

UCN employs two distinct brands for our telecommunications services, “UCN” or “United Carrier Networks” for reselling traditional long distance and related telecommunication services to commercial and business customers, and “in.Network®” for the family of inContact and Intelligent-T products marketed to call centers and other businesses that need to manage a large volume of incoming customer or consumer telephone traffic.

We market our services primarily through independent sales agents. We engage independent telecommunications agents around the country who sell primarily to commercial and business customers. Independent agents are responsible for a substantial amount of annual U.S. telecommunication sales to commercial and business users. The service presentation we developed is targeted to the independent agent, and is intended to make available to the agent a coordinated package of services designed to be attractive to commercial and business customers. Our marketing effort focuses on providing businesses with the ability to access multiple long distance carriers with which we have agreements to resell services, allowing the business owners to choose services provided through various long distance providers. A business customer can choose various services from any or all of the different telecommunications providers we use, yet only has to contract with us for the selected services. The business customer is not required to deal with these carriers separately. UCN provides a single source for customer service, regardless of how many networks the business uses, and sends a single billing statement that combines all of the services used from any combination of wholesale service providers.

We have been, and should continue to be, successful in engaging independent agents because our package of services appeals to commercial and business customers, and because agents benefit from our back office support infrastructure, incentive programs, customer retention efforts, and additional product/service revenue opportunities. We support our agents with training in both traditional and in.Network® products.

Provisioning

The VoIP Network enables our customers to use existing telephone, fax machine, pager, or modem equipment to achieve high-quality communications through Internet Protocol technology. The VoIP Network consists of a fully integrated dedicated network of equipment and leased telecommunications lines augmented by the licensed “softswitch” software. It provides the necessary operational platform for the enhanced services we offer through our in.Network® family of products. The VoIP Network is a data packet-based network that ties together local loop dial-up and broadband connections via gateways located in New York, Salt Lake City, Dallas, and Los Angeles. Each of these gateways consists of off-the-shelf hardware elements and the softswitch software. The softswitch software can distinguish among and “handle” voice, fax, and modem communications as programmed for the customer’s suite of service selections.

The VoIP Network allows us to provide cost advantages over traditional transmission networks with respect to lower transmission cost. Lower transmission cost results from transmitting long distance traffic over the network between our gateways for retransmission, which has greater capacity because transmissions are converted to data packets and transmitted concurrently over the network bandwidth capacity.

UCN is a reseller of domestic and international long distance and other services provided by national and regional wholesale providers. Our primary providers are MCI, Qwest, Global Crossing, AT&T, WilTel, and Level 3. UCN resells switched long distance minutes that it has contracted to obtain from our providers at wholesale rates that averaged 57 percent of the retail rates charged to customers in 2004, 55 percent in 2003, and 54 percent in 2002.

The contracts with our providers are standard and customary in the industry, requiring payment net 30 days for minutes used in a month and designate UCN as the point of contact for all customer service calls. These agreements are for one to three years and are generally renewable at the end of each contract term, when rates are often renegotiated on the basis of prevailing rates in the industry. We are responsible for all customer billing and collections, so that as far as the customer is concerned we are the long distance service provider. Qwest and Global Crossing accounted for approximately 80 percent of our cost of revenues in 2002, 70 percent in 2003, and 54 percent in 2004.

UCN also acquires from its service providers dedicated long distance service, toll-free 800/888/877/866 services, dedicated data transmission service, and calling cards. These services are billed to us at rates or fees stated in our contracts with the providers and are payable on the same terms as switched long distance service.

We maintain a call center in Bluffdale, Utah for receiving customer service and billing inquiries. Presently we employ approximately 30 customer service personnel to respond to customer calls, and our call center specialists are available from 7:00 a.m. to 7:00 p.m. Monday through Friday and 8:00 a.m. to 5:00 p.m. on Saturday. We also provide emergency service 24-hours a day, seven days a week. We place a high priority on customer service, since we believe that when our rates are similar to rates offered by our competitors, service is a primary factor in acquiring and retaining customers.

Technology and our business

UCN has always leveraged information technology to create consistent streamlined business processes. UCN relies on the following systems, which represent its current technology initiatives:

•	Automatic customer call distribution. This system is a unified solution for managing customer communications that integrates telephone, email, fax, web text chat, and co-browsing into a unified interface. The distribution system enables UCN to enhance customer relationships, reduce costs, and improve the management of all types of business communications.

•	UCN’s self-developed “BUD” program is a customer service software application that provides a single interface for call center representatives to perform their service tasks. BUD utilizes a “wizard” interface methodology that simplifies the customer service representatives’ daily tasks by breaking them into smaller steps. The “wizard” framework provides increased quality and consistency into our customer service model.

•	CostGuard®, is a fully convergent, open and flexible billing system designed to facilitate collaboration among customer service representatives, business affiliates, and customers. Customers can access the system through a standard web-browser to initiate and fulfill billing and service tasks. UCN believes the CostGuard system provides a consistent and flexible billing solution that supports our current needs and is expandable for future growth.

•	The VoIP Network employs an architecture emphasizing security, reliability, and carrier diversity. A “Security in Layers” approach has been adopted utilizing security enforcement points comprised of inspection firewalls, packet filters, and intrusion detection and prevention systems. Measures have been implemented to audit data integrity and access. Significant subsystems are geographically dispersed and data replicated between sites to protect against fiber optic disruption or other environmental event.

Full backups of all our core data are performed weekly. Differential backups are performed nightly. Transaction log backups take place every 30 minutes. We use SSL encryption to protect all sensitive areas of our customer information and service-oriented websites. Remote access to our systems is made possible through a 168 bit encrypted Virtual Private Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local desktops are scanned for viruses on a real-time basis and report to a central server. We believe our backup, maintenance, and security systems are adequate for preserving the delivery of service to our customers and operation of our business without significant outages or interruptions. However, an extraordinary unforeseen and catastrophic event is always possible that could have a significant impact on our business.

Government Regulation

In recent years, the regulation of the telecommunications industry has been in a state of flux as the U.S. Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. Most significantly, the Telecommunications Act of 1996 pre-empted many of the barriers to competition in the U.S. telecommunications business that previously existed in state and local laws and regulations, and set basic standards for relationships between telecommunications providers. The Telecommunications Act requires incumbent local exchange carriers to provide potential competitors with nondiscriminatory access to, and interconnection with, local networks and to provide unbundled network elements at regulated prices.

The FCC and state utility commissions have adopted many new rules to implement the Telecommunications Act. Some states have also adopted state legislation to encourage competition. These changes, many of which are still being implemented, have created new opportunities and challenges for our competitors and us. The following summary of regulatory developments and legislation is intended to describe the most important, but not all, present and proposed international, federal, state and local regulations and legislation affecting the U.S. telecommunications industry. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telecommunications industry at this time. Some of these future legislative, regulatory or judicial changes may have a material adverse impact on our business.

Federal Regulation of Telecommunications Services

General

The FCC has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service. Our entry into the local exchange market ensures that, in the future, the FCC’s policies on the local exchange market will have a greater impact on us than they have had in previous years. The FCC’s current and future policies could have a material adverse effect on our business, operating results and financial condition.

Detariffing

In accordance with the FCC’s Detariffing Order, our rates, terms and conditions for international and domestic interstate services are no longer set forth in tariffs filed with the FCC, but are instead determined by contracts between us and our customers. Nonetheless, we remain subject to the FCC’s general requirements that rates must be just and reasonable, and not unreasonably discriminatory, and are also subject to the FCC’s jurisdiction over complaints regarding our services.

Universal Service

In 1997, the FCC issued an order, referred to as the Universal Service Order, to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC, including subsidies for (i) telecommunications and information services for schools and libraries, (ii) telecommunications and information services for rural health care providers, (iii) the provision of basic telephone service in regions characterized by high telecommunications costs and low income levels, and (iv) interstate common line support (the “Universal Service Funds”). The periodic contribution requirements to the Universal Service Funds under the Universal Service Order are currently measured and assessed based on the total subsidy funding needs and each contributor’s percentage of the total of certain interstate and international end user telecommunications revenues reported to the FCC by all telecommunications carriers, which we measure and report in accordance with the legislative rules adopted by the FCC. The contribution rate factors are re-determined quarterly and carriers, including us, are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic true up. Although the contribution obligations to the Universal Service Funds are imposed upon telecommunications carriers, such contributions may be passed through to consumers on an equitable and nondiscriminatory basis, either as a component part of the rate charged for telecommunications services or as a separately invoiced line item.

There are three proposals currently being reviewed by the FCC that have the potential to significantly alter our contribution obligations under the Universal Service Order. The first FCC proposal relates to the universal service support mechanism established in 1999 for non-rural carriers based on forward-looking economic costs, which was challenged before the U.S. Court of Appeals for the Tenth Circuit. In July 2001 the Tenth Circuit remanded the matter to the FCC for reconsideration and additional review, and in February 2002, the FCC issued a notice of proposed rulemaking and order seeking additional comments. The second FCC proposal would fundamentally alter the basis upon which our Universal Service Fund contributions are determined and the means by which such contributions may be recovered from our customers, changing from a revenue percentage measurement to a connection (capacity) or telephone number (access) measurement. The FCC originally made this proposal in May 2001. In February 2002 and again in December 2002, the FCC solicited more focused comments on this proposal, which could adversely affect our costs, our ability to separately list Universal Service Order contributions on end-user bills, and our ability to collect these fees from our customers. The third FCC proposal, which was made in February 2002, solicited comment on the FCC’s formal review of the universal service contribution requirements imposed on wireline and other broadband Internet access services and the impact that changes to those requirements would have on the contribution obligations of other telecommunications service providers, such as us.

Access Charges

As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase.

On February 10, 2005, the FCC released a Notice of Proposed Rulemaking seeking to replace the outmoded system of intercarrier compensation with a uniform regime suited for competitive markets and new technologies. Under consideration are eight industry proposals. While the FCC has not yet acted and it is not yet known when it will act, all of the proposals would result in substantial reductions in access charge payments by long distance carriers, and some would eliminate these payments entirely over a period of time. At this time, however, we cannot predict the effect that the FCC’s determination may have upon our business.

Slamming

A customer’s choice of a local or long distance telecommunications company is encoded in a customer record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as “slamming.” Slamming has been addressed in detail by Congress in the Telecommunications Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. We are also subject to state rules and regulations regarding slamming, cramming, and other consumer protection regulation. We have implemented internal procedures designed to ensure that our new subscribers are switched to us in accordance with state and Federal regulations. Because of the large volume of service orders processed by us, however, it is possible that some unauthorized carrier changes may be processed inadvertently, and we cannot assure that we will not be subject to slamming complaints.

State Regulation of Telecommunications Services

State regulatory agencies have jurisdiction when our telecommunications services are provided on an intrastate basis. The state regulatory environment varies substantially from state-to-state and, in some cases, can be more extensive than FCC regulations. A portion of our services may be classified as intrastate and, therefore, subject to state regulation, generally administered by the state’s public utility commission (PUC). In most instances, we are required to obtain and maintain certification from a state PUC before providing telecommunications services in that state. Consequently, we are subject to the obligations that the applicable state laws place on all similarly certified carriers, including the regulation of services, payment of regulatory fees, and preparation and submission of reports. If state regulators or legislators change current regulations or laws it may negatively impact our ability to provide services.

Regulation of Internet and Enhanced Service Providers

To date the FCC has treated Internet service providers as “enhanced service providers,” exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contributions to the Universal Service Fund. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services and future regulations may be imposed by state, federal or foreign governments.

Similarly, where telecommunications service providers have offered enhanced services in addition to their telecommunications services, the FCC and state regulatory bodies have exempted the enhanced service component and its associated revenue from legacy telecommunications regulations, such as access charges and contributions to the Universal Service Fund. Some of the services we provide are characterized, for regulatory purposes, as enhanced services.

The use of the Internet and private IP networks to provide voice communications services is a relatively recent market development. The provision of such services is currently permitted by United States law and largely unregulated within the United States. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business.

In an April 1998 Report to Congress, the FCC declined to conclude that IP telephony services constitute telecommunications services and instead indicated that it would undertake a subsequent examination of the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that, in the future, it would consider the extent to which phone-to-phone Internet telephony providers could be considered “telecommunications carriers” and thereby subject to the regulations governing traditional telephone companies, including the imposition of access charges. The FCC stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephony appear to possess the same characteristics as traditional telecommunications services and, to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to phone-to-phone Internet telephony providers as “telecommunications carriers.”

Although the FCC currently exempts providers of other information and enhanced services from payment of interstate access charges, this decision may be reconsidered in the future. In the past year, there have been several significant actions taken by the FCC regarding the regulatory status of Internet telephony.

Most significantly, in March 2004, the FCC released a Notice of Proposed Rulemaking regarding Internet Protocol-enabled (“IP-enabled”) services, including VoIP services. The FCC notice seeks comment on ways in which the FCC might properly categorize IP-enabled services; whether the FCC has jurisdiction over such services, and, if so, whether that jurisdiction is exclusive; the appropriate statutory classification of the services falling into each category of IP-enabled service; and which regulations, if any, should apply to services falling into each category. The FCC could determine that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephony would no longer be exempt from the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis.

The FCC could also conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service. The imposition of interstate access charges or universal service contributions could increase our costs of serving customers in the U.S. The imposition of regulation and contribution requirements might also negatively affect the incentives for companies to continue to develop IP technologies to offer VoIP services. It is also possible that the FCC might adopt a regulatory framework that is unique to IP telephony providers, or one where IP telephony providers are subject to reduced regulatory requirements. We cannot predict what regulations, if any, the FCC will impose.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, and licensing. For instance, in a rulemaking initiated in 2004, the FCC is considering whether providers of IP voice services should be required to design their systems to facilitate authorized wiretaps pursuant to the Communications Assistance to Law Enforcement Act.

In addition to the FCC, certain state governments and their regulatory authorities may assert jurisdiction over the provision of intra-state IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. The New York State Public Service Commission (NYPSC) has ruled that a particular IP telephony service may be considered telecommunications service subject to access charges. On the other hand, the Florida Legislature passed a bill that exempts VoIP from regulation, although some local exchange companies have attempted to interpret the new law as leaving open the issue of access charges. In October 2003, a Federal court in Minnesota issued a permanent injunction against the Minnesota Public Utilities Commission preventing it from imposing state regulations on a provider’s VoIP services offered over broadband connections. Ultimately, we believe the FCC’s decision in its IP rule making proceedings likely will prohibit individual states from implementing regulatory classifications and requirements inconsistent with the federal model. If the FCC does not prevent inconsistent state regulation of Internet telephony, it is possible that certain states will implement inconsistent regulatory classifications and requirements that could have a material adverse effect on the ability of carriers to offer Internet telephony across state borders.

Taxes and Regulatory Fees

We are subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, the Federal excise tax, FCC universal service fund contributions and regulatory fees, and numerous public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation.

In July 2004, the IRS published an Advanced Notice of Proposed Rulemaking seeking comment on several issues, including the application of the Federal Excise Tax to certain bundled telecommunications products as well as Internet telephony. We believe the outcome of this proceeding will be prospective only. However, if it is not, it could be determined that our collection procedures have been insufficient.

Competition

Presently we are an aggregator and reseller of long distance and related telecommunications services. Many of our competitors are substantially larger with greater financial and other resources.

The U.S. long distance telecommunications industry is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants such as AT&T, Sprint and MCI. UCN also competes with other national and regional long distance carriers that employ various means to attract new subscribers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments, and other incentives. The ability of UCN to compete effectively will depend on its ability to provide quality services at competitive prices.

UCN competes on the basis of variety of services offered, customer billing and service, and price. Since we can access and offer switched long distance rates from a number of providers, our business customers can select the rate plan best suited to their needs without having to shop each long distance carrier separately. We offer to our customers, directly and through agents, a wide selection of telecommunications products. This provides the customer a one-stop shopping opportunity to obtain many of its telecommunication services from one source: UCN. We believe customers are attracted by the fact that UCN provides many of their services because they receive one bill and have only one provider to call with any billing or service questions. We further believe this aggregated service approach enables us to attract agents to sell our services. By selling UCN services, agents no longer have the burden of managing multiple contracts with many telecommunications companies. Our agents can complete a sale at the customer site and count on accurate commissions for even complicated product suites. Additionally, agents enjoy dedicated customer service. We believe customers see positive differences in the way our services are sold and served compared to other providers. With UCN, customers are not forced to take bundled services or enter into long-term contracts from one provider, which we believe are typical sales practices of competitors. Because our customer contracts are based on user requirements rather than bundled services, UCN delivers only the requested services at an appropriate capacity and competitive price.

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

Employees

As of December 31, 2004, UCN employed a total of 158 full time and 18 part time persons. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Risk associated with our business

inContact and Intelligent-T are new product offering so we have no history with the product to evaluate in determining whether we will be successful in penetrating the market.

Over the past two years UCN has expended significant time and resources in acquiring and developing its VoIP Network and the contact management software embodied in inContact and Intelligent-T. We began ramping up our marketing effort for these products in the last half of 2004, so it is too soon to tell how successful we will be in achieving meaningful market penetration at a level that will enable us to recoup our investment and improve our results of operations in future periods. If we have poor or mediocre results from marketing these new products, it would likely have a material adverse effect on our results of operations and financial condition.

Our results of operations have shown significant fluctuations over the past several years, and this continued volatility could impact the resources we have to pursue our business and adversely affect an investment in UCN.

Our net loss applicable to common stockholders was approximately $2.79 million in 2004 compared to net income of $301,000 in 2003 and a net loss of $420,000 in 2002. This volatility in our results of operations is a result of a number of factors, including, significant costs incurred in the acquisition and development of our VoIP Network and in.Network® family of products, pricing pressure on long distance rates that continue to narrow the difference between revenue and cost of service, and surges in revenue resulting from acquisitions of customer accounts that diminish in subsequent periods through customer attrition. Continued losses at significant levels caused by these and other factors would likely diminish the working capital we have available to pursue implementation of our Network Application Provider business and limit our ability to take advantage of opportunities to acquire customer accounts that would increase revenues. We are unable to predict whether or to what extent we will succeed with our business strategy, or whether we will be able to establish sustainable growth in revenues and improvement in results of operations.

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

The enhanced services we offer, such as automatic call distribution, fax to email, real time account management, and the in.Network® family of products, are provided to customers through a dedicated network of equipment we own connected through leased telecommunications lines with capacity dedicated to us that is based on Internet protocol, which means the communication initiated by the customer is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network, because it lowers our cost of providing the service from the cost of using traditional transmission methods.

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

Substantially all of our dedicated network systems are located at four locations in Los Angeles, Salt Lake City, Dallas, and New York. Our customer service, billing, and service management systems are located at our offices in Bluffdale, Utah. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error, or other similar disruptive problems could also adversely affect our systems. Accordingly, any significant systems disruption could have a material adverse effect on our business, financial condition, and results of operations.

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

UCN experienced significant growth in 2003, primarily through internal growth and the purchase of customer accounts. A recent acquisition of assets has substantially increased our operations. We cannot predict if or when another such acquisition opportunity may present itself. Consequently, it is not possible to predict with any certainty the growth of our business over the next year, whether internally or through acquisitions. Our ability to continue our growth and improve upon results of operations will depend on a number of factors, including our ability to maintain and expand our independent agent network, the availability of capital to fund purchases of customers or acquisitions, existing and emerging competition, and our ability to maintain sufficient profit margins despite pricing pressures. Furthermore, the growth and development of our business may be harmed if we are unable to adapt and expand our systems, procedures, and controls to support and manage our growth. All of these factors indicate there could be fluctuations in our results of operations and volatility in our stock price that could expose an investor to greater risk.

Our inability to promote our name and service could adversely affect the development of our business.

Building recognition of our brand name “UCN” is beneficial to attracting additional customers, obtaining favorable reseller agreements with providers of long distance, and establishing strategic relationships with independent agents and businesses that can facilitate or enhance our service offerings and marketing efforts. In January 2004 we filed an application with the U.S. Patent and Trademark Office to register the mark, but have yet to receive any response on the application. If we fail to obtain registration of “UCN,” we may consider adopting new marks for promotion, so we would gain little from promoting “UCN” specifically as a brand name. Even if we are successful in registering the mark, our failure to promote and maintain our brand name successfully may result in slowed growth, loss of customers, loss of market share, and loss of strategic relationships. We cannot assure that we will be able to promote our brand names as fully as we would like, or that promoting our brand name will enable us to be competitive or improve our results of operations.

Our development of enhanced services could subject us to claims of patent infringement that would adversely affect our results of operations.

We offer enhanced services through our dedicated network, such as fax to email. This and other enhanced services have been the subject of claims by certain patent holders that providing the enhanced services violates existing patent rights covering the manner and method by which the services are performed. We have not received any notice or claim from any party that any service we offer violates any such rights. Should we receive such a notice, we expect that the patent holder would seek a licensing arrangement in which we would be required to pay a license fee to continue to offer the service, and may seek license payment for past sales of the service using the alleged patented technology. Payment of any such license fees would have an adverse impact on the net revenue generated from sales of the enhanced services.

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

As of March 15, 2005, we have 20,772,669 shares of common stock outstanding, of which 16,723,932 shares are freely tradable, and the balance of 4,048,737 shares may be sold subject to the volume, timing, and other conditions of Rule 144 adopted under the Securities Act of 1933.

In addition, we have outstanding warrants, options and a convertible note to acquire 3,761,508 additional shares that are registered for sale by the holders in the public market under a registration statement filed with the Securities and Exchange Commission in September 2003. Assuming all these warrants and options are exercised, there would be 24,533,677 shares of common stock issued and outstanding. We have also reserved for future issuance 3,329,473 additional shares of common stock as follows:

•	Up to 2,150,522 shares underlying other warrants and options that were granted and remained outstanding as of the date of this filing; and

•	Up to 1,178,951 shares reserved for issuance under our stock plans.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline, which could adversely affect an investment in our stock and could materially impair our ability to raise capital through the sale of additional equity securities. On the other hand, should the value or market price of our stock rise, the holders of these outstanding warrants, options, and convertible securities have the opportunity to profit, and to exercise purchase or conversion rights at a time when we could obtain equity capital on more favorable terms than those contained in these securities.

ITEM 2. PROPERTIES

UCN leases executive office space in Bluffdale, Utah, a suburb of Salt Lake City. The offices consist of approximately 30,000 square feet. The current monthly lease rate is $33,000. The lease for office space expires in January 2007, but we have an option to renew the lease for an additional three to five years. UCN believes that the office space included in the Bluffdale facility is adequate for its anticipated needs for at least the next 15 months.

Through May 2008, UCN is leasing 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a current monthly cost of $10,000. As of March 15, 2005, we have sublet this space for the same monthly amount.

ITEM 3. LEGAL PROCEEDINGS

UCN is the subject of certain other legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of UCN.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market price, stockholder matters, and unregistered sales

The common stock of UCN trades in the over-the-counter market. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended:	High Bid ($)	Low Bid ($)
March 31, 2004	3.35	2.52
June 30, 2004	3.08	2.40
September 30, 2004	2.99	2.05
December 31, 2004	3.05	1.89

Calendar Quarter Ended:	High Bid ($)	Low Bid ($)
March 31, 2003	2.45	1.52
June 30, 2003	2.22	1.20
September 30, 2003	2.95	1.71
December 31, 2003	3.05	2.00

Since inception, no dividends have been paid on the common stock. UCN intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. At March 15, 2005, there were 20,772,669 shares of common stock outstanding, and 3,039 holders of record of the common stock. UCN’s transfer agent is Atlas Stock Transfer Corporation, 5899 South State Street, Salt Lake City, Utah, 84107.

On December 29, 2004, UCN gave notice to holders of its Series A and Series B Cumulative Convertible Preferred Stock that it was redeeming all outstanding shares of both series on January 29, 2005. At that time, there were 1.8 million shares of Series A preferred stock outstanding with a total redemption value of $3.5 million and 397,800 shares of Series B preferred stock outstanding with a total redemption value of $4.0 million. By January 28, 2005 all preferred stockholders had elected to convert their preferred shares to common. Accordingly, all remaining shares of Series A and B preferred stock were converted to a total of 3.7 million shares of UCN common stock. Following the conversion, UCN has only one class of capital stock outstanding, common stock par value $0.0001.

There were no unregistered sales of securities by UCN in the fourth quarter of 2004.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	827,549		$2.35	220,451

Equity compensation plans not approved by security holders	2,675,017	(1)	$2.77	N/A

Total	3,502,566		$2.67	220,451

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the Board of Directors.

Repurchases of common stock

There were no repurchases by UCN of its equity securities in the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2004. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of UCN. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Revenues	$65,159	$63,313	$30,163	$14,342	$7,356

Net income (loss)	(2,113)	1,175	330	(6,068)	(9,127)
Net income (loss) applicable to common stockholders	(2,785)	301	(420)	(6,827)	(11,608)

Net income (loss) per share:
Basic	$(0.22)	$0.05	$(0.07)	$(1.49)	$(3.12)
Diluted	$(0.22)	$0.04	$(0.07)	$(1.49)	$(3.12)

Consolidated Balance Sheet Data:

	December 31,
	2004	2003	2002	2001	2000
Total assets	$23,405	$23,971	$13,145	$4,332	$4,403
Long-term obligations	272	646	3,888	3,615	315

Cash dividends per common share	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

UCN, Inc. is a domestic telecommunications company that offers and sells a wide range of long distance and related communication services to business and residential customers. Historically we functioned as an aggregator and reseller of telecommunications services provided by others. We intend to continue to pursue and develop this type of business.

UCN operates a Voice over Internet Protocol communications network (VoIP Network) which it acquired in December 2002. We use the VoIP Network to transmit a portion of our data and other communication traffic, and host and deliver enhanced telecommunications products and services.

In January 2005 UCN completed the MyACD acquisition at a purchase price of approximately $6.2 million. With the MyACD technology and our national VoIP Network we offer, as a provider, on-demand proprietary telephony software for contact handling/management applications. We are changing the way mission critical applications are delivered and priced for the contact center marketplace, or for any business or department seeking to improve how it manages the productivity and quality of its customer contact opportunities.

UCN entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $758,000 in February 2004. The transaction was completed in March 2004.

We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers, and selling through our direct sales force.

Results of Operations

Revenues

Total revenues increased three percent to $65.2 million for the year ended December 31, 2004 as compared to $63.3 million for the same period in 2003. The increase was partly due to revenues derived from the acquisition of customers from Source Communication, LLC, which closed in March 2004. We also generated growth internally from ongoing promotional efforts, primarily involving independent agents, as well as from increases in our internal sales force. These revenue increases from new and existing customers during 2004 were offset by attrition, primarily from our residential customer base.

Our plan since the beginning of 2004 has been to focus our marketing effort on business users of telecommunication services, not residential long distance users, because we believe there is a much greater opportunity for a business of our size and resources to increase revenues through the sale of enhanced telecommunications services to business customers rather than through the sale of traditional long distance service to residential customers. With the technology we acquired in 2003, we have developed a menu of enhanced communication services that we are now introducing to our existing business customers and to new prospects through our established independent agent sales channel. As a result of these dynamic changes in our business we are experiencing a transition in our sales mix. We expect this transition period will continue through 2005. During the transition we believe we may experience little or no internal growth in revenues until sales of enhanced services overtakes diminished revenue caused by attrition primarily in our residential long distance customer base.

For the year ended December 31, 2003 revenues increased to $63.3 million, a 110 percent increase compared to revenues for the year ended December 31, 2002 of $30.2 million. While a significant portion of the increase in revenue was due to the acquisition of customer accounts, we also generated growth internally from ongoing promotional efforts, primarily involving independent agents.

For the year ended December 31, 2002, revenues increased 110 percent to $30.2 million as compared to $14.3 million for the year ended December 31, 2001. The change was due to a substantial increase in our customer base. These new customers were generated through independent sales agents and referrals from unrelated Internet marketing companies.

Costs of revenues

Cost of revenues for the year ended December 31, 2004 was $36.8 million, a six percent increase compared to $34.6 million for the prior year. Cost of revenues as a percentage of revenue for the year ended December 31, 2004 was 57 percent as compared to 55 percent during 2003. The decrease in gross margin is the result of the combination of lower, more competitive pricing we adopted during 2004 in some of the newer long-distance rate plans, along with the change in our sales mix from residential customers to business customers.

We expect competitive pressures will continue to depress pricing for traditional long distance and have a negative impact on gross margin for this service. During the fourth quarter of 2004 we experienced rate increases from certain wholesale carriers. Where possible, we have passed these increases on to the customer. We expect continued pressure from our service providers to increase rates during 2005, which could have an impact on our gross margin during 2005.

Enhanced telecommunication services are priced on the basis of number of users and service features selected, so gross margin for that type of revenue is not subject to the same downward pressure as long distance service. However, much of 2004 was spent integrating and packaging our enhanced service products based on the MyACD technology, and ramping up the marketing effort for the in.Network® family of products. Consequently, we did not realize any meaningful benefit of better gross margin on enhanced services in 2004.

Costs of revenues for the year ended December 31, 2003 increased to $34.6 million, a 112 percent increase as compared to $16.3 million for the year ended December 31, 2002. As a percentage of revenue, costs increased to 55 percent in 2003 compared to 54 percent for same period in 2002. The decrease in gross margin for the year ended December 31, 2003 as compared to the previous year is the result of costs related to an increase in customers using dedicated circuit services. This type of service typically has lower profit margins, but higher volumes, than other types of long distance services. Also contributing to a lower gross margin was the combination of costs related to integration efforts involved in the acquisition of our VoIP Network and higher costs of Touch America customers.

Costs of revenues for the year ended December 31, 2002 were $16.3 million, or 54 percent of revenue, as compared to costs of $9.3 million, or 65 percent of revenue, for the year ended December 31, 2001. During 2002, UCN increased volume and new customer sign-ups with two of our largest long-distance wholesale carriers resulting in decreased rates for long-distance minutes and an increase in gross margin for the year.

General and administrative

General and administrative expenses for 2004 increased two percent to $15.1 million compared to $14.8 million in 2003. The change was due to increased development costs associated with the in.Network® family of products, along with MyACD integration activities.

Expenses for the year ended December 31, 2003 increased 101 percent to $14.8 million compared to $7.4 million for the year ended December 31, 2002. The increase in costs was due to expenses required to support UCN’s significant revenue growth, and costs associated with the VoIP Network, Touch America, and MyACD transactions. To meet the needs of increased revenue levels we hired additional customer service and collection personnel. In addition, we added several employees to effectively maintain the VoIP Network, and to provide related customer support and billing services. UCN also assumed certain office lease obligations in connection with the purchase of the VoIP Network, which resulted in additional occupancy expenses.

For the year ended December 31, 2002, general and administrative expenses increased 20 percent to $7.4 million as compared to $6.1 million for the year ended December 31, 2001. The increase resulted from increases in bad debt expense, customer service and support expenses and billing costs, all incidental to the increase in revenue. These increases were offset by decreased costs of maintenance and depreciation expense from the termination of high-cost equipment leases and the write-off of obsolete web-site development costs during 2001.

Selling and promotion

Selling and promotion expenses increased 36 percent to $14.7 million or 23 percent of revenue during 2004, from $10.8 million or 17 percent of revenue during the prior year. The increases are the result of the transition in our sales mix during 2004 as higher commissioned business customers increased, and lower commissioned residential customers decreased through attrition. In addition, we added several sales-related personnel, and incurred sales related expenses in connection with developing our marketing program for the in.Network® family of products.

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

For the year ended December 31, 2002 selling and promotion expenses were $4.6 million or 15 percent of revenue, an increase of 40 percent over the prior year’s expenses of $3.3 million or 23 percent of revenue. The increase was the result of higher expenses for sales commissions, sales support staff, and the amortization of deferred customer referral fees. These increases were directly related to the increase in revenue during the 2002 year.

Other income (expense)

Interest expense during 2004 was $812,000, compared to $1.9 million during 2003. The decrease was a result of a reduction in the outstanding debt throughout 2004 compared to 2003.

During the third quarter of 2003, UCN entered into a purchase agreement to acquire approximately 12,000 long distance customers from Glyphics Communications, Inc. Subsequently, Glyphics agreed to discount the purchase price for accelerated payments. The final payment under the agreement was made in February 2004, and we recorded a $109,000 gain during the first quarter of 2004 on the early extinguishment of the debt.

Interest expense for the year ended December 31, 2003 was $1.9 million compared to $1.5 million for the comparative period in 2002. The increase in interest expense was the result of higher debt balances outstanding throughout 2003 compared to 2002.

Interest expense for 2002 was $1.5 million as compared to $998,000 for 2001, an increase of 55 percent. The increase was attributable to the significant amount of additional debt financing UCN had outstanding throughout 2002, which we raised to fund operations and an online marketing opportunity with an unrelated Internet marketing company.

Liquidity and Capital Resources

During 2003, investors exercised warrants to purchase 522,500 shares of common stock providing cash to UCN of approximately $1.0 million. During 2004, investors exercised warrants to purchase a total of 2.6 million shares of common stock. Some of the investors fulfilled their 2004 exercise price either partially or in full by exchanging 207,632 shares of common stock. The stock submitted was valued at $617,000, based on the fair market value of the stock on the day of the exchange. Proceeds net of offering costs and the value of common shares received by the Company totaled $4.6 million. Also during 2004, three Directors exercised options to purchase a total of 255,000 shares of common stock. Total proceeds received by the Company were $555,000. All of these shares issued in 2003 and 2004 were registered for resale under the Securities Act of 1933 pursuant to a registration statement filed in September 2003 covering resale of approximately 8.8 million shares of common stock.

In March 2004, UCN sold 3,782,000 shares of common stock at $2.30 per share, or a total of approximately $8.7 million. Net proceeds of the offering after placement fees and expenses were approximately $8.1 million. The net proceeds of the private placement were used for various purposes, including sales and marketing related programs, funding further development of our VoIP Network, reducing debt, and for working capital and other general corporate purposes.

UCN’s current ratio as of December 31, 2004 increased to 1.1:1 from 0.5:1 at December 31, 2003. The components of current assets and current liabilities that changed most significantly since the end of 2003 were the line of credit, the current portion of long-term debt and capital lease obligations, and accounts payable.

During 2004 long-term debt and the related current portion of long-term debt decreased by $7 million. Included therein was $2.3 million in note repayments to one of UCN’s directors. The director subsequently exercised warrants to purchase 297,500 shares of common stock. The proceeds received by UCN totaled $595,000. UCN also repaid a $50,000 note payable to another of its directors. Also included in the long-term debt decrease was the conversion of $1 million in promissory notes into 506,250 shares of common stock. All but $300,000 of these note conversions were by current and former UCN directors.

UCN has a line of credit agreement with a financing company that expires in January 2006. The available borrowing limit is $5 million. Interest accrues at prime plus three percent. The facility allows UCN to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. On December 31, 2004, the amount outstanding, less applied draws, was $2.8 million which was the maximum amount available based on eligible accounts receivable. The facility requires UCN to maintain a restricted cash account for the collection of the receivables. As of December 31, 2004, UCN had $846,000 of restricted cash specifically associated with the line of credit arrangement.

UCN is potentially liable under surety bonds aggregating $120,000 in favor of two municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds. One of the bonds is secured by restricted cash of $20,000. Additional restricted cash of $20,000 is on secured deposit with a financial institution that provides credit card processing.

In January 2005, UCN completed the acquisition of MyACD at a total purchase price of $6.2 million, paid through the issuance of non-interest bearing promissory notes to the MyACD stockholders. Monthly payments on the notes will total 17 percent of the previous month’s MyACD product and service revenue, with certain minimum and maximum limitations varying over the three year term of the notes, and a final payment owing no later than January 2, 2008. An initial payment of $1.6 million was made in January 2005, of which $1.1 million was paid with 562,985 shares of UCN common stock valued at $2.00 per share.

As of December 31, 2004, UCN had working capital of $1.4 million, and the current portion of long-term debt and capital lease obligations was $746,000. All of this debt is unsecured, $349,000 is payable to the Company’s Chairman of the Board, and $250,000 is payable to a former director and current shareholder and convertible into common stock at $2.00 per share. The remaining debt is non-recourse, has no stated maturity date, and principal payments are variable dependent upon receivables collected from designated customers. Accordingly, if it becomes necessary, management believes that because of the relationships with the debt holders UCN can either extend the notes or renegotiate the terms in order to minimize any negative impact on cash flow associated with payment obligations on the debt.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of December 31, 2004 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$964	$714	$250	$—	$—
Capital lease obligations (1)	54	31	23	—	—
Interest on above notes and leases	70	69	1	—	—
MyACD notes payable (2)	6,211	1,913	4,298
Operating lease obligations	1,614	534	1,080	—	—
Purchase commitments under service provider contracts	10,950	10,450	500	—	—

Total contractual obligations	$19,863	$13,711	$6,152	$—	$—

(1)	Does not include interest of $4,000.
(2)	Reflects January 2005 closing and initial payment made, and assumes minimum monthly payments are made to the maturity date. The amount in the “less than 1 Year” column includes $1,126,000 paid with common shares of UCN at $2.00 per share.

On December 29, 2004, UCN gave notice to holders of its Series A and Series B Cumulative Convertible Preferred Stock that it was redeeming all outstanding shares of both series on January 29, 2005. At that time, there were 1.8 million shares of Series A preferred stock outstanding with a total redemption value of $3.5 million and 397,800 shares of Series B preferred stock outstanding with a total redemption value of $4.0 million. By January 28, 2005 all preferred stockholders had elected to convert their preferred shares to common. Accordingly, all remaining shares of Series A and B preferred stock were converted to a total of 3.7 million shares of UCN common stock. Following the conversion, UCN has only one class of capital stock outstanding, i.e., Common stock with par value of $0.0001.

Critical accounting policies and estimates

Revenue Recognition – The Company’s revenue recognition policy with respect to reseller agreements is to record gross revenues and receivables from customers when the Company acts as principal in the transaction. The

Company recognizes revenue when the customer takes title to the products or services, the customer obtains the risks and rewards of ownership, and when UCN assumes the risk of loss for collection, delivery, or returns. Revenues from sales of services are recognized upon providing the services to the customers. Unbilled revenue from services provided in between billing cycles is estimated. Revenue is derived primarily from business telephony services, including dedicated transport, switched, long distance, and data services. UCN’s customers are principally small and medium-sized businesses and residential customers located nationwide. Revenue for the majority of switched access, dedicated, and long distance service is generally billed on a transactional basis determined by customer usage with some fixed rate elements billed in advance. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements billed in advance are recognized over the period the services are provided. Unbilled revenue from services provided in between billing cycles is estimated.

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

Long-Lived Assets - Our long-lived assets consist of acquired customer lists, patents, and acquired technology. As of December 31, 2004, the carrying value of these assets was approximately $6 million, or 26 percent of total assets. We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection.

Debt Issuance Costs - As an inducement to various investors, shareholders, and board members to lend monies to UCN, shares of common stock and warrants to purchase shares of common stock were issued to them. The fair market value of the shares of common stock at the date of issuance was capitalized as debt issuance costs and was amortized over the life of the loans. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes pricing model, and was also capitalized as debt issuance costs and amortized over the life of the loans.

Income Taxes - UCN recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. To date, a valuation allowance has been recorded to reduce the deferred income tax assets.

Recent Accounting Pronouncements

Stock-Based Compensation - We have a stock option plan that provides for the issuance of common stock options to employees and service providers. Although SFAS No. 123, Accounting for Stock Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation for employees and directors using the intrinsic-value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS No. 123 for employees and directors, but we also issue warrants to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS No. 123. We calculate compensation expense under SFAS No. 123 using the Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Beginning July 1, 2005, that cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. For interest expense, our line-of-credit arrangement has a variable interest rate based on the prime rate. Assuming the outstanding amount at December 31, 2004 was constant during 2005, a one percent change in the prime interest rate would result in a change in interest expense of approximately $30,000 over the next twelve-month period. All other debt instruments have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements of UCN appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Supplementary Financial Information – (Unaudited)

Selected quarterly financial data for the years ended December 31, 2004 and 2003 are as follows:

(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2004
Revenues	$16,744	$16,728	$15,712	$15,975
Costs of revenues	9,176	8,975	8,711	9,941

Gross profit	7,568	7,753	7,001	6,034
Net income (loss)	212	182	(679)	(1,828)
Dividends on preferred	(202)	(156)	(158)	(156)

Net income (loss) applicable to common stockholders	$10	$26	$(837)	$(1,984)

Net income (loss) per share:
Basic	$—	$—	$(0.06)	$(0.16)
Diluted	$—	$—	$(0.06)	$(0.16)

	Quarter
	1st	2nd	3rd	4th
2003
Revenues	$15,481	$16,292	$16,439	$15,101
Costs of revenues	8,665	8,592	8,850	8,490

Gross profit	6,816	7,700	7,589	6,611
Net income (loss)	375	401	187	212
Dividends on preferred	(182)	(215)	(237)	(240)

Net income (loss) applicable to common stockholders	$193	$186	$(50)	$(28)

Net income (loss) per share:
Basic	$0.03	$0.03	$(0.01)	$—
Diluted	$0.03	$0.02	$(0.01)	$—

Up to the fourth quarter of 2003, estimated useful lives of acquired customer lists were from 24 to 36 months, depending on the type of customer and service provided. Based on revised analyses of attrition rates and revenues expected from the various customer groups, the Company changed the estimated useful lives for acquired customer lists to range from 36 to 48 months. The effect of this change during 2003’s fourth quarter was to increase net income applicable to common shareholders by approximately $511,000, or $0.08 per share, for the year ended December 31, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On the recommendation of the Audit Committee, the Board of Directors of UCN, Inc. terminated the engagement of Crowe Chizek and Company LLC as UCN’s independent accountants on July 22, 2004.

In connection with its audits for the two years in the period ended December 31, 2003, and through July 22, 2004, there were no disagreements with Crowe Chizek and Company LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of Crowe Chizek and Company LLC for the two years in the period ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for their report on the financial statements of UCN as of and for the year ended December 31, 2002, which contained an explanatory paragraph stating that:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, deficit cash flows from operations, negative working capital, and has a net capital deficiency. These results as reported in the accompanying financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with UCN’s audits for the two years in the period ended December 31, 2003, and through July 22, 2004, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

UCN engaged Deloitte & Touche LLP as its new independent accountants as of July 22, 2004. During the two prior fiscal years and through July 22, 2004, neither UCN nor anyone on behalf of UCN consulted with Deloitte & Touche regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on UCN’s financial statements, or any other matters or reportable events required to be disclosed under Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on December 31, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its annual report on Form 10-K for the year ended December 31, 2004.

During the fourth quarter of 2004 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The following table sets forth the names, ages, and positions with UCN for each of the directors and officers.

Name	Age	Positions	Since
Theodore Stern	75	Chairman of the Board of Directors, and formerly Chief Executive Officer	1999

Steve Barnett	62	Director	2000

Paul F. Koeppe	55	Director	2004

Blake O. Fisher, Jr.	61	Director	2004

Paul Jarman	35	President and Director; Chief Executive Officer effective January 1, 2005	1997

David R. Grow	48	Executive Vice President and Chief Financial Officer	2003

G. Douglas Smith	35	Executive Vice President	1997

Scott Welch	40	Executive Vice President and Chief Operating Officer	2004

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our Board. The following is information on the business experience of each director and officer.

Theodore Stern became a director of UCN in June 1999 and subsequently the Chairman of the Board of Directors and Chief Executive Officer in September 2000. Mr. Stern served in those positions until January 1, 2005, when the two positions were separated. Mr. Stern has served as a director of Northern Power Systems of Waitsfield, Vermont, a manufacturer of renewable generation systems, from September 1998 until its acquisition by Distributed Energy Systems Corporation in December 2003. He then continued on as a director of Distributed Energy Systems.

Steve Barnett has been self-employed for the past five years as a consultant to manufacturing and distribution companies on improving operations and business restructuring. He has continued to purchase and manage privately-held manufacturing companies, as well as serving on the boards of non-owned private companies in connection with his consulting services. For over five years, Mr. Barnett has been a director of Chicago’s Jewish Federation and Jewish United Fund, and a Vice Chairman of the Board of Directors since 1997. He is also a Director of Bank Leumi USA and Medis Technologies Ltd.

Paul F. Koeppe is a director of Distributed Energy Systems Corp., a Nasdaq-listed company engaged in creating and delivering innovative products and solutions to the energy marketplace, and has served as a director since its acquisition of Northern Power Systems, Inc. in December 2003. Mr. Koeppe became a director of Northern Power Systems in 1998. Prior to his retirement in 2001, Mr. Koeppe served as Executive Vice President of American Superconductor, an electricity solutions company. Mr. Koeppe joined American Superconductor in 1997, in connection with the acquisition of Superconductivity, Inc., a manufacturer of superconducting magnetic energy storage systems which Mr. Koeppe founded and for which served as President. From 1993 to 1995, Mr. Koeppe was acting CEO and Chairman of the executive committee of the Board of Directors of Best Power, Inc., a supplier of uninterruptible power supply packages.

Blake O. Fisher, Jr. has been providing management and financial consulting to the telecommunications and utility industries since May 2004, including financial consulting to the USDA on Rural Utilities Service’s broadband program. From May 2004 to December 2004 he served as Chief Financial Officer for Fiber Utilities of Iowa, an entity that provides operation and construction services to municipal utilities. From May 2002 to May 2004 he was retired from business activities. From February 1996 to May 2002, he held senior management positions with McLeodUSA, a telecommunications provider, initially as Chief Financial Officer, then as President of the company’s Western region and as Chief Development Officer.

Paul Jarman has served as an officer of UCN during the past five years. He has served as President since December 2002 and as Chief Executive Officer since January 2005. Prior to December 2002 he served as an Executive Vice President.

David R. Grow, a Certified Public Accountant, joined UCN in June 2003 and currently serves as Executive Vice President and Chief Financial Officer. From January 2002 to June 2003, Mr. Grow served as the Chief Financial Officer and member of the Board of Directors of Spectrum Engineers, Inc., a mechanical and electrical engineering firm in Salt Lake City, Utah. From February 2000 to January 2002, he served as the Chief Financial Officer and member of the Board of Directors of webBASIS, Inc., a web-based software development company in

Bakersfield, California. During the two-year period prior to February 2000, he served as the Chief Financial Officer of Daw Technologies, Inc., a manufacturer and installer of cleanrooms for the semiconductor industry, based in Salt Lake City, Utah.

G. Douglas Smith has served as an Executive Vice President of UCN during the past five years. Prior to UCN Mr. Smith was the co-founder of HealthRider, Inc., an exercise equipment company.

Scott Welch was elected Executive Vice President and Chief Operating Officer of UCN in September 2004, and began his association with UCN in September 2003 as Chief information Officer. He served as the Director of Information Technology at Mpower Communications in Las Vegas, Nevada from July 2002 to September 2003. During the year prior to July 2002, Mr. Welch was self-employed as a consultant in the telecom industry. From August 1999 to July 2001 he served as the Vice President of Application Development at McLeodUSA

Board Meetings and Committees

The Board met 14 times during the year ended December 31, 2004. All directors attended at least 75 percent of the meetings of the Board. During 2000, the Board formed the Compensation Committee, the current members of which are Paul F. Koeppe, (Chairman), Steve Barnett, and Blake O. Fisher, Jr.. The Compensation Committee considers salary and benefit matters for the executive officers and key personnel of the Company. The Compensation Committee met six times in 2004, and all director members of the committee attended at least 75 percent of the meetings. In 2000, the Board also formed the Audit Committee, the current members of which are Steve Barnett (Chairman), Paul F. Koeppe, and Blake O. Fisher, Jr. The Audit Committee is responsible for financial reporting matters, internal controls, and compliance with the Company’s financial polices, and meets with its auditors when appropriate. The Audit Committee met six times in 2004, and all director members of the committee attended the meetings. The Board has determined that Steve Barnett, Paul F. Koeppe, and Blake O. Fisher, Jr. are “audit committee financial experts” within the meaning of Item 401(h)(2) of Regulation S-K. Further, the Board has determined that each of the members of the Audit Committee is “independent” under the standard set forth in Rule 4350(d) of the Nasdaq Marketplace Rules

Board Compensation

Each Director received a monthly director fee of $2,000 during 2004, and $1,000 during 2003. In prior years, the practice of the Board was to compensate directors for their annual service by issuing to each of them options to purchase 25,000 shares of common stock exercisable over a term of five years from the date of issue. Pursuant to this practice, each director received 25,000 options in March 2002 with an exercise price of $2.50 per share, and in November 2002 (for year 2003) with an exercise price of $2.00 per share. However, in January 2004 directors received options to purchase 10,000 shares with an exercise price of $3.05 per share. In September 2004, the new directors received options to purchase 30,000 shares with an exercise price of $2.25 per share that vest ratably over three years beginning September 2005.

Also in prior years it was the practice of the Board to compensate the Chairman of the Board, and beginning in 2003 the Chairman of the Audit Committee, for their annual service by issuing to each of them options to purchase additional shares of common stock exercisable over a term of five years from the date of issue. Accordingly, Theodore Stern received as Chairman of the Board 15,000 options in March 2002 and November 2002, with exercise prices of $2.50 and $2.00 per share, respectively. Steve Barnett received as Chairman of the Audit Committee 15,000 options in November 2002 (for year 2003) with an exercise price of $2.00 per share, and in January 2004 an option for an additional 5,000 shares with an exercise price of $3.05.

Code of Ethics

UCN has adopted a Code of Ethics applicable to its chief executive officer and chief financial officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Kimm Partridge, Corporate Secretary, 14870 Pony Express Road, Bluffdale, Utah 84065.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of UCN and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to UCN. Based on the copies of filings received by UCN, during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of UCN registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

ITEM 11. EXECUTIVE COMPENSATION

Report of the Compensation Committee

The following Report of the Compensation Committee and the performance graph included elsewhere in this report do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report or the performance graph by reference therein.

The Compensation Committee of the Board has furnished the following report on executive compensation for fiscal 2004. Blake O. Fisher, Jr., did not join the Committee until 2005, so the report is issued by the other two members who served in 2004.

Base salaries

As in the past, during fiscal year 2004 salaries for executive officers took into consideration a variety of factors, including:

•	the nature and responsibility of the position;

•	the experience of the individual executive;

•	budgetary constraints; and

•	(except in the case of their own compensation) the recommendations of the Chief Executive Officer and President.

None of our executive officers has a written employment agreement. Consequently, salaries are determined annually based on a subjective analysis of the factors listed above rather than on any fixed formula or schedule.

Paul Jarman’s salary was increased from $132,808 in 2003 to $149,746 in 2004 primarily on the basis of the Committee’s own assessment of the scope of Mr. Jarman’s responsibilities and the quality of his leadership in promoting strategic growth.

Long-term compensation

No long term compensation was granted to any of our executive officers in 2004. The options listed in the Summary Compensation Table, below, represent options on 10,000 shares issued to Theodore Stern by the Board of Directors for service as Chairman, and options on 75,000 shares for David R. Grow and options on 25,000 shares for Scott Welch that represent vesting of options granted in 2003.

Members of the Compensation Committee

Paul F. Koeppe (Chair)

Steve Barnett

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2004 or as of the date of this report is or has been an officer or employee of the Company.

Annual Compensation

The table on the following page sets forth certain information regarding the annual and long-term compensation for services in all capacities to UCN for the prior fiscal years ended December 31, 2004, 2003, and 2002, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the “Named Executive Officers”).

		Annual Compensation	Long Term Compensation
Name and Principal Position	Year	Salary ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)
Theodore Stern Chairman of the Board of Directors and Chief Executive Officer	2004 2003 2002	-0- -0- -0-	10,000 -0- 80,000	78,000 74,750 70,000

Paul Jarman President	2004 2003 2002	149,746 132,808 125,000	-0- 174,500 11,668	27,433 18,463 21,481

David R. Grow Executive Vice President and Chief Financial Officer	2004 2003 2002	134,827 61,384 -0-	75,000 75,000 -0-	10,883 -0- -0-

G. Douglas Smith Executive Vice President	2004 2003 2002	128,000 132,808 125,000	-0- -0- 7,668	48,920 18,463 21,252

Scott Welch Executive Vice President and Chief Operating Officer	2004 2003 2002	114,632 32,308 -0-	25,000 25,000 -0-	1,966 -0- -0-

Theodore Stern has never been a salaried employee of UCN, but has been engaged as a consultant. Pursuant to this consulting arrangement Mr. Stern received a monthly fee and expense allowance. Consulting fees and expense allowance paid to Mr. Stern in 2004, 2003 and 2002 were, respectively, $78,000, $74,750, and $70,000.

Stock Options

The following table sets forth certain information with respect to grants of stock options during 2004 to the Named Executive Officers.

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)
Theodore Stern Chairman of the Board of Directors and Chief Executive Officer	10,000	1.3	$3.05	01-14-09	$17,400

Paul Jarman President	-0-	—	—	—	—

David R. Grow Executive Vice President and Chief Financial Officer	75,000	9.9	$3.05	01-14-09	$130,500

G. Douglas Smith Executive Vice President	-0-	—	—	—	—

Scott Welch Executive Vice President and Chief Operating Officer	25,000	3.3	$3.05	01-14-09	$43,500

The Grant Date Present Value shown in the table above was calculated using the Black-Scholes pricing model. All grants were measured using the same assumptions as to the expected volatility (65.44%), risk-free rate of return (3.12%), dividend yield (none), and the expected life (5 years).

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers.

Name and Principal Position	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options At Fiscal Year End ($) (2) Exercisable/ Unexercisable
Theodore Stern Chairman of the Board of Directors and Chief Executive Officer	80,000	$62,400	102,500 / -0-	$21,200 / -0-

Paul Jarman President	-0-	—	502,966 / 100,000	$174,660 / $53,000

David R. Grow Executive Vice President and Chief Financial Officer	-0-	—	25,000 / 125,000	$25,750 / $51,500

G. Douglas Smith Executive Vice President	-0-	—	624,916 / -0-	$237,776 / -0-

Scott Welch Executive Vice President and Chief Operating Officer	-0-	—	8,334 / 41,666	$5,084 / $10,166

(1)	This value is determined on the basis of the difference between the fair market value of the securities underlying the options on the date the options were exercised, and the exercise price.
(2)	This value is determined on the basis of the difference between the fair market value of the securities underlying the options at December 31, 2004, and the exercise price. The fair market value of UCN’s common stock at December 31, 2004 is determined by the last sale price on that date, which was $3.03 per share.

Description of Long Term Stock Incentive Plan

The purpose of the Long Term Stock Incentive Plan (the “Plan”) is to provide directors, officers, employees, and consultants with additional incentives by increasing their ownership interests in UCN. Directors, officers, and other employees of UCN and its subsidiaries are eligible to participate in the Plan. In addition, awards may be granted to consultants providing valuable services to UCN. As of December 31, 2004, UCN and its affiliates employed approximately 180 individuals who are eligible to participate in the Plan. The Board grants awards under the Plan. Awards may include incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted stock, restricted stock units, performance shares, performance units, or cash awards.

The Board has discretion to determine the terms of an award under the Plan, including the type of award, number of shares or units covered by the award, option price, term, vesting schedule, and post-termination exercise period or payment. Notwithstanding this discretion: (i) the number of shares subject to an award granted to any individual in any calendar year may not exceed 100,000 shares; (ii) the option price per share of common stock may not be less than 100 percent of the fair market value of such share at the time of grant or less than 110 percent of the fair market value of such shares if the option is an incentive stock option granted to a stockholder owning more than ten percent of the combined voting power of all classes of the stock of UCN (a “10% stockholder”); and (iii) the term of any incentive stock option may not exceed 10 years, or five years if the option is granted to a 10% stockholder. As of December 31, 2004, awards under the Plan in the form of qualified incentive stock options outstanding and exercised totaled 979,549 shares.

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

Description of Employee Stock Purchase Plan

In 2004 UCN adopted the 2005 Employee Stock Purchase Plan. The purpose of the Purchase Plan is to promote UCN’s operating performance and growth potential by encouraging employees to acquire equity in UCN, thereby aligning their long-term interests with those of UCN. The Purchase Plan provides that up to 1,000,000 shares of common stock may be sold to participating employees. It expires at the beginning of 2014. The Compensation Committee of the Board of Directors administers the Purchase Plan.

The Purchase Plan permits eligible employees to purchase UCN common stock through payroll deductions during 35 consecutive participation periods beginning in 2005. Each participation period is three months in length. In general, eligible employees can elect for each participation period to purchase full shares through payroll deductions of up to 10 percent of base pay, but in no event may the participant’s rights to purchase shares of common stock accrue at a rate that exceeds $25,000 of fair market value of common stock in a calendar year. The purchase price a participant pays for the shares is equal to the greater of $2.00 or 85 percent of the closing market bid price of the common stock on the first business day or the last business day of each participation period, whichever is lower. This percentage may be changed prior to a participation period by at the sole discretion of, the committee administering the Purchase Plan to any whole percentage that is not less than 85 percent and not greater than 100 percent.

Eligibility to participate is extended to all regular employees of UCN and its participating subsidiaries. Officers and members of the Board of Directors who are eligible employees are also permitted to participate. An employee is ineligible to participate if immediately after a grant the employee would own stock possessing five percent or more of the total combined voting power or value of all classes of stock of UCN.

The Purchase Plan may be amended by the Board of Directors from time to time as it deems desirable without approval of the stockholders of the UCN, except to the extent stockholder approval is required by Rule 16b-3 of the Exchange Act, applicable Nasdaq or stock exchange rules, applicable provisions of the Internal Revenue Code, or other applicable laws or regulations. The Board of Directors may terminate the plan at any time in its sole discretion.

Performance Graph

The following chart sets forth the cumulative total stockholder return of UCN’s Common Stock as compared with the cumulative total return of the Russell 2000 Index of small-cap companies, and the Nasdaq Telecommunications Index during the period from December 31, 1999 to December 31, 2004. The comparison assumes an initial investment of $100 made December 31, 1999 in UCN’s Common Stock and in both of the indices presented and assumes reinvestment of dividends, if any. The stockholder return shown below is not indicative of future performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2005, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to UCN, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of UCN, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percent of Class (1)
Principal stockholders:
033 Asset Management, LLC 125 High Street, Suite 1405 Boston, MA 02110	1,212,500	5.8

Edward Dallin Bagley (2) 2350 Oakhill Drive Salt Lake City, UT 84121	1,492,373	7.1

Officers and Directors:
Theodore Stern (2) 2970 One PPG Place Pittsburgh, PA 15222	2,007,713	9.5

Steve Barnett (2) 666 Dundee Road, Suite 1704 Northbrook, IL 60062	424,177	2.0

Paul F. Koeppe (2) 2825 Brewery Road Cross Plains, WI 53528	105,000	0.5

Blake O. Fisher, Jr. 2784 American Saddler Drive Park City, UT 84060	-0-	0.0

Paul Jarman (2) 14870 Pony Express Road Bluffdale, UT 84065	642,052	3.0

David R. Grow (2) 14870 Pony Express Road Bluffdale, UT 84065	50,000	0.2

G. Douglas Smith (2) 14870 Pony Express Road Bluffdale, UT 84065	688,768	3.2

Scott Welch (2) 14870 Pony Express Road Bluffdale, UT 84065	16,668	0.1

All Executive officers and Directors as a Group (8 persons)	3,934,378	17.4

(1)	These figures represent the percentage of ownership of the named groups and individuals assuming each of them alone has exercised his or her options or conversion rights to purchase common shares, and percentage ownership of all officers and directors as a group, assuming all purchase and conversion rights held by such individuals are exercised.
(2)	These figures include: for Mr. Stern warrants to purchase 382,500 shares of common stock at an exercise price of $2.00 per share, and options to purchase 102,500 shares of common stock at exercise prices ranging from $2.50 to $5.06 per share; for Mr. Bagley warrants to purchase 137,500 shares of common stock at an exercise price of $2.00 per share, options to purchase 37,500 shares of common stock at exercise prices ranging from $3.05 to $5.06, and 125,000 common shares for which outstanding promissory notes are convertible at the rate of $2.00 per share; for Mr. Barnett options to purchase 135,000 shares at exercise prices ranging from $2.00 to $5.06 per share; for Mr. Koeppe options to purchase 5,000 shares at an exercise price of $2.65 per share; for Mr. Jarman options to purchase 502,966 shares of common stock at exercise prices ranging from $2.00 to $5.39 per share; for Mr. Smith options to purchase 624,916 shares of common stock at exercise prices ranging from $2.00 to $5.39 per share; for Mr. Grow options to purchase 50,000 shares of common stock at exercise prices ranging from of $2.00 to $3.05; and for Mr. Welch options to purchase 16,668 shares of common stock at exercise prices ranging from $2.42 to $3.05 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following discussion includes certain relationships and related transactions that occurred during UCN’s fiscal year ended December 31, 2004.

Prior to 2004 Theodore Stern, Chairman of the Board of Directors, and also Chief Executive Officer until January 2005, made loans to UCN for working capital purposes. All of the loans had an interest rate of 12 percent per annum payable monthly and were unsecured. In December 2004 Mr. Stern converted notes in the principal amount of $112,500 to 56,250 shares of common stock in accordance with the terms of those notes. An additional $2.3 million of notes were repaid in cash to Mr. Stern in April 2004. One note remains outstanding in the principal amount of $349,000, which is due July 5, 2005.

In December 2002 Edward Dallin Bagley, formerly a director and currently a principal stockholder, made a two-year unsecured loan to UCN in the principal amount of $250,000 that bears interest at 12 percent per annum. The interest is paid monthly and the principal is convertible to common stock at the rate of one share for $2.00 of principal, or a total of 125,000 shares. In November 2004 Mr. Bagley indicated he did not intend at that time to convert the principal of the note to shares, so the parties agreed to extend the due date of the note to January 5, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses billed by our principal accounting firms, Deloitte & Touche LLP and Crowe Chizek and Company LLC, for fees and expenses billed during fiscal years ended December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Audit fees	$97	$78
Audit related fees	52	69

Total audit and related fees	149	147

Other consulting fees	23	—
Tax fees	44	54

Total fees	$216	$201

Audit related fees were for reviews of our filings on Form 10-Q for 2004 and 2003, meetings with the Audit Committee, and work required by our filing registration statements on Form SB-2 in September 2003 and on Form S-2 in April 2004 for selling security holders.

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

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

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page F-1

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation, as amended (1)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004

3.3	Certificate of Designation of Preferred Stock (2)

3.4	By-Laws (2)

3.5	Series B Preferred Stock Designation (3)

10.1	Long-Term Stock Incentive Plan (2)

10.2	Form of Warrant issued to bridge lenders in 2000 that expires 2005 (3)

10.3	Form of Warrant issued as part of units with Series B Preferred Stock (3)

10.4	Form of Registration rights Agreement – 2003 (3)

10.5	Form of Warrant issued to Note Purchasers in Oct/Nov 2001 (4)

10.6	Form of Warrant issued to Note Purchasers in Apr/May 2002 (4)

10.7	Form of Stock Option Agreement used prior to June 1999 (4)

10.8	Form of Stock Option Agreement used after June 1999 (4)

10.9	Form of Warrant issued to vFinance Investments as compensation for private placements in 2002, as assigned to its affiliates and employees (4)

10.10	Form of Convertible Notes issued to Edward Dallin Bagley on November 1 and December 2, 2002 (4)

10.11	Amendment dated November 9, 2004 to Convertible Note issued to Edward Dallin Bagley on December 2, 2002

10.12	Form of Convertible Notes issued to Edward Dallin Bagley, E. Bryan Bagley, and Theodore Stern on December 20, 2002 and January 1, 2003 (4)

10.13	Form of Convertible Notes issued to Theodore Stern in December 20, 2001 and January 2002 (4)

10.14	Warrant Issued to Wall Street Group, Inc., as amended (4)

10.15

Asset Purchase Agreement dated December 6, 2002, with I-Link Communications, Inc. and I-Link Incorporated, excluding exhibits:

Exhibit A - Form of Assignment and General Conveyance;

Exhibit B – Assumption of Liabilities;

Exhibit C – Series B Preferred Stock Terms;

Exhibit D - Form of Transition Services Agreement; and

Exhibit E - Form of Management Agreement; (5)

10.16	Reconciliation Agreement dated March 9, 2004 with Acceris Communications and I-Link Communications (8)

10.17

Asset Purchase Agreement dated December 20, 2002 with Touch America, Inc., excluding exhibits:

Exhibit A - Form of Bill of Sale, Assignment and General Conveyance;

Exhibit B - Form of Transition Services Agreement;

Exhibit C - Form of Management Agreement; and

Exhibit D - Form of Promissory Note (5)

10.18	Amendment No. 1 to the Asset Purchase Agreement dated December 20, 2002 that was made June 6, 2003 by Buyers United and Touch America (6)

10.19	Form of note agreement issued on December 20, 2002 to the noteholders who provided financing for the Touch America deposit, including as exhibits the form of note and warrant issued (5)

10.20

Cooperation and Management Agreement between Buyers United and MyACD, Inc., dated October 1, 2003, excluding:

Schedule I - Buyers United Existing Customers;

Schedule II - MyACD Customers;

Schedule III - Enhanced Services Marketing Budget;

Schedule IV - Monthly Budget Payments; and

Schedule V - Revised Wholesale Services Agreement Pricing (7)

10.21

Purchase Option Agreement between Buyers United, Michael L. Shelton and David O. Peterson dated October 1, 2003, excluding:

Exhibit A - Form of Term Note;

Exhibit B - Form of Security and Pledge Agreement;

Exhibit C - Form of Term Note;

Exhibit D - Form of Security and Pledge Agreement;

Exhibit E - Form of Employment Agreement;

Exhibit F - Form of Stock Option Grant; and

Exhibit G - Form of Employment Agreement (7)

10.22	Form of Securities Purchase Agreement dated March 10, 2004 (8)

10.23	Form of Registration Rights Agreement dated March 10, 2004 (8)

10.24	Warrant issued to Roth Capital Partners, LLC (9)

10.25

Purchase Option Exercise and Agreement on Related Matters between UCN, Inc., MyACD, Inc., Michael L. Shelton, and David O. Peterson dated September 30, 2004 Excluding:

Exhibit A - Form of Shelton Term Note;

Exhibit B - Form of Peterson Term Note; and

Exhibit C - Schedule IV - Monthly Budget Payments (10)

10.26	Promissory Note Dated January 5, 2005 issued to Michael Shelton

10.27	Promissory Noted dated January 5, 2005 issued to David Peterson

10.28	License and Transfer Agreement dated October 1, 2003 between Ion Group L.C. And MyACD, Inc.

10.29	2005 Employee Stock Purchase Plan

10.30	Note issued to Bomoseen Associates, LP (which is owned and controlled by Theodore Stern) dated July 5, 2003

16.1	Letter from Crowe Chizek and Company LLC dated July 23, 2004 (11)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm of Crowe Chizek and Company LLC

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These document were filed as exhibits to the annual report on Form 10-KSB for 2003 filed by UCN with the Securities and Exchange Commission on March 30, 2004, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by UCN with the Securities and Exchange Commission on August 3, 1999, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the annual report on Form 10-KSB for 2000 filed by UCN with the Securities and Exchange Commission on April 10, 2001, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the Registration Statement on Form SB-2, File No. 108655, initially filed by UCN with the Securities and Exchange Commission on September 9, 2003, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-KSB for 2002 filed by UCN with the Securities and Exchange Commission on April 14, 2003, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the quarterly report on Form 10-QSB for June 30, 2003 filed by UCN with the Securities and Exchange Commission on August 14, 2003, and is incorporated herein by this reference.

(7)	These documents were filed as exhibits to the quarterly report on Form 10-QSB for September 30, 2003 filed by UCN with the Securities and Exchange Commission on November 14, 2003, and are incorporated herein by this reference.
(8)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on March 17, 2004, and are incorporated herein by this reference.
(9)	This document was filed as an exhibit to the Registration Statement on Form S-2, File No. 114302, filed by UCN with the Securities and Exchange Commission on April 8, 2004, and is incorporated herein by this reference.
(10)	This document was filed as an exhibit to UCN’s current report on Form 8-K dated September 29, 2004 filed with the Securities and Exchange Commission on October 4, 2004, and is incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on July 23, 2004, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date: March 28, 2005	By:	/s/ Paul Jarman
Paul Jarman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2005	By:	/s/ Paul Jarman
Paul Jarman
Principal Executive Officer

Date: March 28, 2005	By:	/s/ David R. Grow
David R. Grow
Principal Financial and Accounting Officer

Date: March 28, 2005	/s/ Theodore Stern, Director

Date: March 28, 2005	/s/ Steve M. Barnett, Director

Date: March 28, 2005	/s/ Paul Jarman, Director

Date: March 28, 2005	/s/ Blake O. Fisher, Director

Date: March 17, 2005	/s/ Paul F. Koeppe, Director

UCN, INC. AND SUBSIDIARY

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UCN, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of UCN, Inc. and Subsidiary (Formerly Buyers United, Inc. and Subsidiary) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UCN, Inc. and Subsidiary as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Oak Brook, Illinois

March 11, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UCN, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of UCN, Inc. and subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UCN, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 24, 2005

UCN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$4,010	$3,055
Restricted cash	892	1,569
Accounts and other receivables, net of allowance for uncollectible accounts of $1,098 and $2,931, respectively	8,544	8,225
Other current assets	446	181

Total current assets	13,892	13,030

Property and equipment, net	3,027	2,425
Intangible assets, net	5,981	8,019
Other assets	505	497

Total assets	$23,405	$23,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$2,796	$4,094
Current portion of long-term debt and capital lease obligations	746	7,781
Trade accounts payable	6,683	11,248
Accrued liabilities	2,245	1,829

Total current liabilities	12,470	24,952

Long-term debt and capital lease obligations	272	646

Total liabilities	12,742	25,598

Commitments and contingencies (notes 5, 7, 8, and 13)	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; Series A 8% cumulative convertible preferred stock; 1,753,993 and 1,865,000 shares issued and outstanding for 2004 and 2003, respectively (liquidation values of $3,507,986 and $3,730,000)	—	—
Series B 8% cumulative convertible preferred stock; 397,800 and 721,729 shares issued and outstanding for 2004 and 2003, respectively (liquidation values of $3,978,000 and $7,217,290)	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 16,290,467 and 7,604,584 shares issued and outstanding for 2004 and 2003, respectively	2	2
Additional paid-in capital	38,585	20,193
Warrants and options outstanding	610	3,928
Accumulated deficit	(28,534)	(25,750)

Total stockholders’ equity (deficit)	10,663	(1,627)

Total liabilities and stockholders’ equity (deficit)	$23,405	$23,971

See accompanying notes

UCN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues from telecommunications services	$65,159	$63,313	$30,163

Operating expenses:
Costs of revenues	36,803	34,597	16,295
General and administrative	15,070	14,831	7,366
Selling and promotion	14,734	10,840	4,646

Total operating expenses	66,607	60,268	28,307

Income (loss) from operations	(1,448)	3,045	1,856

Other income (expense):
Interest income	38	14	18
Interest expense	(812)	(1,884)	(1,544)
Gain on early extinguishment of debt	109	—	—

Total other expense, net	(665)	(1,870)	(1,526)

Net income (loss)	(2,113)	1,175	330

8% Preferred dividends on Series A and B preferred stock	(672)	(874)	(750)

Net income (loss) applicable to common stockholders	$(2,785)	$301	$(420)

Net income (loss) per common share:
Basic	$(0.22)	$0.05	$(0.07)
Diluted (presented only for dilutive years)	—	$0.04	—

Weighted average common shares outstanding:
Basic	12,621	6,378	5,741
Diluted (presented only for dilutive years)	—	6,848	—

See accompanying notes

UCN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Warrants/ Options Outstanding	Deferred Consulting Fees	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2001	2,434	$—	5,312	$2	$15,190	$4,384	$(98)	$(25,632)	$(6,154)

Conversion of preferred shares to common	(15)	—	55	—	—	—	—	—	—
Issuance of common shares in connection with notes payable	—	—	18	—	19	—	—	—	19
Issuance of warrants for services and with consulting agreements	—	—	—	—	—	102	—	—	102
Amortization of deferred consulting fee	—	—	—	—	—	—	73	—	73
Issuance of warrants with notes payable	—	—	—	—	—	232	—	—	232
Issuance of common stock for debt guarantees	—	—	25	—	31	—	—	—	31
Imputed interest on notes payable	—	—	—	—	29	—	—	—	29
Cancellation of warrants issued for services	—	—	—	—	—	(125)	—	—	(125)
Preferred stock dividends	—	—	—	—	—	—	—	(750)	(750)
Issuance of common shares as payment on preferred stock dividends	—	—	575	—	750	—	—	—	750
Current year net income	—	—	—	—	—	—	—	330	330

Balance at December 31, 2002	2,419	$—	5,985	$2	$16,019	$4,593	$(25)	$(26,052)	$(5,463)

Conversion of preferred shares to common	(116)	—	580	—	—	—	—	—	—
Issuance of preferred stock in connection with the I-Link acquisition	284	—	—	—	1,614	—	—	—	1,614
Exercise of warrants to purchase common shares, net of issuance costs	—	—	523	—	1,395	(385)	—	—	1,010
Exercise of employee options to purchase common shares	—	—	28	—	55	—	—	—	55
Issuance of common shares in connection with notes repayment	—	—	50	—	—	—	—	—	—
Repurchase shares from stockholders	—	—	(3)	—	(5)	—	—	—	(5)
Amortization of deferred consulting fee	—	—	—	—	—	—	25	—	25
Issuance of warrants for services	—	—	—	—	—	25	—	—	25
Issuance of common stock for debt guarantees	—	—	15	—	36	—	—	—	36
Imputed interest on notes payable	—	—	—	—	5	—	—	—	5
Cancellation of warrants issued for services	—	—	—	—	305	(305)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(873)	(873)
Issuance of common shares as payment on preferred stock dividends	—	—	427	—	769	—	—	—	769
Current year net income	—	—	—	—	—	—	—	1,175	1,175

Balance at December 31, 2003	2,587	$—	7,605	$2	$20,193	$3,928	$—	$(25,750)	$(1,627)

See accompanying notes

UCN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Warrants/ Options Outstanding	Deferred Consulting Fees	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Conversion of preferred shares to common	(451)	—	1,811	—	—	—	—	—	—
Issuance of preferred stock in connection with the I-Link acquisition	16	—	—	—	91	—	—	—	91
Shares surrendered in exchange for the exercise of warrants	—	—	(208)	—	(617)	—	—	—	(617)
Exercise of warrants with stock to purchase common shares, net of issuance costs	—	—	350	—	1,118	(501)	—	—	617
Exercise of warrants with cash to purchase common shares, net of issuance costs	—	—	2,244	—	7,544	(2,973)	—	—	4,571
Exercise of employee options to purchase common shares	—	—	428	—	943	—	—	—	943
Issuance of common shares in connection with notes repayment	—	—	506	—	1,012	—	—	—	1,012
Repurchase shares from stockholders	—	—	(518)	—	(500)	—	—	—	(500)
Issuance of warrants for services	—	—	—	—	—	73	—	—	73
Private offering, net of offering costs	—	—	3,782	—	7,909	189	—	—	8,098
Cancellation of warrants issued for services	—	—	—	—	106	(106)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(671)	(671)
Issuance of common shares as payment on preferred stock dividends	—	—	290	—	786	—	—	—	786
Current year net loss	—	—	—	—	—	—	—	(2,113)	(2,113)

Balance at December 31, 2004	2,152	$—	16,290	$2	$38,585	$610	$—	$(28,534)	$10,663

See accompanying notes

UCN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	(2,113)	1,175	330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,168	3,864	1,191
Amortization of discount on notes	—	5	29
Amortization of discount on long-term debt	131	414	237
Amortization of note financing costs	—	115	175
Amortization of deferred consulting fees	—	25	73
Loss on disposal of property	4	—	—
Expenses related to the grant of options to purchase common shares	—	—	(23)
Changes in operating assets and liabilities:
Accounts and other receivables	(388)	(2,512)	(3,378)
Other current assets	(193)	—	—
Other non-current assets	93	(697)	(2,379)
Checks in excess of available cash balances	—	—	(187)
Trade accounts payable	(4,570)	4,712	1,821
Accrued liabilities	673	278	432

Net cash provided by (used in) operating activities	(2,195)	7,379	(1,679)

Cash flows from investing activities:
Deposits on purchases of intangible assets	(124)	(167)	(195)
Acquisition of customer base	(758)	—	(3,000)
Proceeds from the sale of property and equipment	1	—	—
Purchases of property and equipment	(1,887)	(1,575)	(317)

Net cash used in investing activities	(2,768)	(1,742)	(3,512)

Cash flows from financing activities:
Decrease (increase) in restricted cash	678	(985)	106
Net borrowings and payments under line of credit	(1,298)	2,818	702
Borrowings on long-term debt, net of debt issuance costs	—	2,300	7,819
Proceeds from exercise of options and warrants	5,514	1,065	—
Private placement of common stock, net of offering costs	8,098	—	—
Payment of dividends on converted preferred stock	(46)	—	—
Repurchase of common stock	(500)	(5)	—
Principal payments on long-term debt	(6,528)	(8,768)	(2,500)

Net cash provided by (used in) financing activities	5,918	(3,575)	6,127

Net increase in cash and cash equivalents	955	2,062	936
Cash and cash equivalents at the beginning of the year	3,055	993	57

Cash and cash equivalents at the end of the year	$4,010	$3,055	$993

See accompanying notes

UCN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Supplemental cash flow information:
Cash paid for interest	$743	$1,209	$890

Supplemental schedule of noncash investing and financing activities:
Issuance of common shares in payment of preferred stock dividend	$786	$769	$750
Accrual of dividend payable on preferred stock	671	873	750
Issuance of common shares for officer’s personal guaranty	—	36	31
Issuance of common shares in payment of deferred financing costs	—	—	19
Issuance of warrants with promissory notes	—	—	232
Issuance of preferred stock to acquire VoIP assets	91	1,705	—
Retirement and replacement of note payable	—	800	—
Conversion of accrued interest to note payable	—	435	—
Acquisition of customers from Touch America	—	3,411	—
Acquisition of customers from Glyphics, Inc.	—	544	—
Capital expenditures financed with capital lease obligation	—	101	—
Issuance of warrants with private placement of common stock	189	—	—
Issuance of warrants with consulting contract	73	—	—
Conversion of notes payable into common stock	1,012	—	—
Common shares surrendered in conjunction with warrant exercises	617	—	—

See accompanying notes

NOTE 1 - DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

UCN, Inc., formerly Buyers United, Inc. (“UCN” or “the Company”) was incorporated on August 23, 1994 in the state of Utah and was reincorporated in the state of Delaware on April 9, 1999. During 2003, the Company established a wholly-owned subsidiary in Virginia for the purpose of conducting business in that state.

UCN is an aggregator and provider of telecommunications services. The Company contracts with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offers all of these various services to its customers. The Company also operates a dedicated VoIP Network, and advanced customer contact handling/management software applications that enable it to offer enhanced services to customers. The variety of services and products the Company offers allows the customer to buy only those telecommunications services it needs from one source, combine those services in a customized package, receive one bill for those services, and make one call to UCN if a service problem or billing issue arises.

Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of UCN and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include unbilled revenue, the allowance for doubtful accounts, and attrition rates used to determine the estimated useful lives of customer lists acquired.

Revenue Recognition: The Company’s revenue recognition policy with respect to reseller agreements is to record gross revenues and receivables from customers when the Company acts as principal in the transaction, when the customer takes title to the products or services and has the risks and rewards of ownership, and when the Company assumes the risk of loss for collection, delivery, or returns. Revenues from sales of services are recognized upon providing the services to the customers. Unbilled revenue from services provided in between billing cycles is estimated.

Cash and cash equivalents: All highly liquid assets with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Restricted Cash: In accordance with the Company’s agreements with a finance company (Note 5) and with certain vendors, the Company maintains a restricted cash account for the collection of the Company’s receivables. As of December 31, 2004 and 2003, respectively, the Company had $892,000 and $1.6 million of cash that was restricted.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is comprised of amounts billed and billable to customers, net of an allowance for uncollectible amounts. The accounts receivable balances outstanding were comprised of the following (in thousands):

	December 31,
	2004	2003
Billed amounts	$7,892	$9,863
Unbilled amounts	838	1,230
Telecommunication regulatory tax refunds	697	—
Income taxes	160	—
Other receivables	55	63

	9,642	11,156
Less: allowance for uncollectible accounts	(1,098)	(2,931)

	$8,544	$8,225

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment	3 years
Computer software	2 to 3 years
Internal-use software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of 3 years or remainder of lease

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During 2004, 2003, and 2002 the Company capitalized approximately $677,000, $118,000 and $127,000, respectively.

Intangible Assets: Intangible assets consist of customer lists, patents, technology, and licenses. Customer lists are amortized on a straight-line basis over 36 to 48 months. Patents, technology, and licenses are amortized on a straight-line basis over their estimated useful life of four years. We perform an annual evaluation of the recoverability of the carrying value of our intangible assets using undiscounted cash flow projections net of related commissions and cost of goods sold. Based upon our cash flow projections the intangible assets were not impaired.

Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset and from cash flows generated from customer lists.

Advertising Costs: The Company advertises its services through traditional venues such as print media to the general public. Costs associated with these advertising efforts are expensed as incurred, and were approximately $14,000, $27,000 and $30,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments: The carrying amounts reported in the accompanying consolidated balance sheet for cash, receivables, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company’s notes payable and preferred stock also approximate fair value based on current rates for similar debt and fixed-rate instruments.

Debt Issuance Costs: As an inducement to various investors, shareholders, and board members to lend monies to the Company, shares of common stock and warrants to purchase shares of common stock were issued to them. The fair market value of those shares at the date of issuance has been capitalized as debt issuance costs and is being amortized over the life of the loans. Amortization of these costs for the years ended December 31, 2004, 2003 and 2002 was $131,000, $414,000 and $237,000, respectively, and are included in interest expense.

Stock-Based Compensation: Employee compensation expense is measured using the intrinsic method. No stock-based compensation cost is reflected in net income applicable to common stockholders, since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant (see also Recent Accounting Pronouncements below).

The following table illustrates the effects on net income (loss) applicable to common stockholders and earnings (loss) per share if expense was measured using the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation (in thousands except share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss) applicable to common stockholders:
As reported	$(2,785)	$301	$(420)
Pro forma stock-option based compensation	(422)	(308)	(749)

Pro forma net loss applicable to common stockholders	$(3,207)	$(7)	$(1,169)

Net income (loss) per common share:
As reported:
Basic	$(0.22)	$0.05	$(0.07)
Diluted (presented only for dilutive years)	—	0.04	—
Pro forma:
Basic	$(0.25)	$0.00	$(0.20)
Diluted (presented only for dilutive years)	—	0.00	—

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Dividend yield	None	None	None
Expected volatility	63%	75%	104%
Risk-free interest rate	3.46%	2.89%	3.71%
Expected life (years)	5.0	4.8	4.7
Weighted average fair value of grants	$1.46	$1.42	$1.01

Other Comprehensive Income: There were no components of other comprehensive income (loss) other than net income (loss).

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

Income Taxes: The Company recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Net Income (Loss) Per Common Share: Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share, and is therefore not presented

Following is the reconciliation of Basic and Diluted EPS (in thousands except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss) applicable to common stockholders, as reported	$(2,785)	$301	$(420)

Basic EPS:
Weighted average number of common shares outstanding	12,621	6,378	5,741

Basic net (loss) income per share	$(0.22)	$0.05	$(0.07)

Diluted EPS:
Common and common equivalent shares outstanding:
Weighted average number of common shares outstanding	12,621	6,378	5,741
Common stock equivalents from options and warrants computed on the Treasury Stock method, using the average fair market value of common stock outstanding during the period	950	470	22

Shares used in the computation	13,571	6,848	5,763

Diluted net income per share		$0.04

Recent Accounting Pronouncements:

As described above in Stock Based Compensation, we account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board (“APB”) No. 25. Accordingly, no compensation expense has been recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss and loss per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above in Stock Based Compensation. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of either the Modified Prospective Application Method or the Modified Retrospective Method. Under the Modified Prospective Method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the

Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 2 - ACQUISITIONS

In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc., with a one-year option to purchase MyACD. MyACD develops and distributes telephony software solutions for call center traffic management and related functions that UCN can now offer to its customers over its VoIP Network. On January 5, 2005 UCN closed the acquisition and purchased all of the outstanding capital stock of MyACD from its two stockholders (see also Note 14). The total purchase was $6.2 million and was paid with discounted promissory notes issued by UCN to the former stockholders. Initial payments on the promissory notes were immediately made with 562,985 shares of UCN common stock and cash of $427,000. UCN will continue making variable monthly payments based on MyACD product revenue until January 2008, when all remaining principal owed on the notes will be due. The notes are secured by MyACD common stock. The entire purchase price will be allocated to acquired software technology, which is believed to have an estimated useful life of four years.

UCN entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $750,000 in February 2004. Closing of the acquisition was subject to complying with applicable federal and state regulation pertaining to transfer of the customers. All of the regulatory requirements were satisfied and the acquisition of the customers was completed during the summer of 2004.

During August 2003, UCN purchased approximately 12,000 long distance customers from Glyphics Communications, Inc. for $544,000. Subsequently, the two parties agreed that UCN would accelerate payments under the agreement in exchange for a discount on the purchase price. The final payment under the agreement was made in February 2004, and the Company recorded a $109,000 gain on the early extinguishment of the debt.

In December 2002, UCN entered into an agreement to purchase assets of Acceris Communications Inc. (formerly I-Link, Inc.) and its subsidiary, I-Link Communications, Inc., and license in perpetuity software developed by Acceris, all of which comprise the VoIP Network we now own and operate. Concurrently with the agreement for the purchase of the assets, UCN assumed management of the assets to be acquired pending the closing of the purchase. The transaction was closed in May 2003. The assets acquired include dedicated equipment required for operating the VoIP Network, customers of I-Link Communications serviced through the network, and certain trademarks. In consideration for the assets and software license, UCN issued to Acceris 300,000 shares of Series B Convertible Preferred Stock. This preferred stock was converted to 1,500,000 common shares in March 2004 pursuant to an agreement with Acceris that allowed Acceris to sell 750,000 of the converted common shares to the same investors that purchased UCN common stock in March 2004, and granted to Acceris the right to include its common stock in the registration statement the Company subsequently filed for those investors during 2004.

In December 2002 UCN entered into an agreement with Touch America, Inc., a subsidiary of Touch America Holdings, Inc., to purchase a substantial number of its switched voice telecommunication customers, including the carrier identification code used to service those customers. In June 2003, the Company amended the purchase agreement to acquire additional switched voice and dedicated telecommunications customers. The total purchase price was $6.5 million.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Computer and office equipment	$4,019	$2,990
Computer software	900	734
Internal-use software	946	269
Furniture and fixtures	308	302

	6,173	4,295
Accumulated depreciation and amortization	(3,146)	(1,870)

	$3,027	$2,425

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31,
	2004			2003
	Gross asset	Accumulated amortization	Intangible assets, net	Gross asset	Accumulated amortization	Intangible assets, net
Customer lists acquired	$11,518	$6,398	$5,120	$10,760	$3,840	$6,920
Technology and patents	1,411	550	861	1,319	220	1,099

	$12,929	$6,948	$5,981	$12,079	$4,060	$8,019

The Company participated in a direct response marketing campaign with LowerMyBills.com, Inc. (LMB), a web-based comparison shopping service. The fees associated with this advertising campaign were deferred and aggregated $2.8 million until June 2003, when the Company ceased participating in the program. During 2003 the Company also acquired new customer lists related to I-Link, Touch America, and Glyphics, which are predominantly corporate customers. In addition, the Company acquired technology and licenses related to I-Link in 2003.

Customer lists acquired increased by $758,000 during 2004 when UCN entered into an agreement to purchase dedicated long distance customers from Source Communications, LLC.

Total amortization expense of intangible assets for the years ended December 31, 2004, 2003, and 2002 was $2.9 million, $3.3 million, and $761,000, respectively. The Company estimates the useful lives of its acquired customer lists based on estimated attrition rates. Up to the fourth quarter of 2003, estimated useful lives were from 24 to 36 months, depending on the type of customer and service provided. Based on revised analyses of attrition rates and revenues expected from the various customer groups, the Company changed the estimated useful lives for acquired customer lists to range from 36 to 48 months. The effect of this change during 2003’s fourth quarter was to increase net income applicable to common shareholders by approximately $511,000, or $0.08 per share, for the year ended December 31, 2003.

Amortization expense for all intangible assets during the five-year period ending December 31, 2008 is expected to be approximately $2.7 million, $2.4 million, $792,000, $32,000, and $0, respectively.

NOTE 5 - LINE OF CREDIT

UCN has a line of credit agreement with Systran Financial Services Corporation that expires in January 2006. The available borrowing limit is $5 million. During 2004 and 2003 interest accrued at prime plus three percent, which totaled 8.25 percent and 7.00 percent at December 31, 2004, and 2003, respectively. During 2002, the interest rate on the line was prime plus six percent, which totaled 10.25 percent as of December 31, 2002. The Company also pays an annual financing fee of $100,000. The facility allows UCN to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. On December 31, 2004, UCN had financed the maximum amount available based on eligible accounts receivable at that time. This amount, less draws by Systran applied against the outstanding amount, aggregated $2.8 million. The facility requires UCN to maintain a restricted cash account for the collection of the receivables. As of December 31, 2004 and 2003 respectively, UCN had $846,000 and $1.2 million of restricted cash associated with the Systran arrangement.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Accrued commissions	$1,052	$669
Accrued dividends	313	479
Other	880	681

	$2,245	$1,829

NOTE 7 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following (in thousands):

	December 31,
	2004	2003
Unsecured notes payable to the Chairman of the Board, bearing interest at 12 percent, payable monthly. During 2004, the notes were either repaid or converted to common stock at $2.00 per share, except for $349,000 which is due July 2005.	$349	$2,726

Unsecured notes payable to a former Director bearing interest at 12 percent, payable monthly. During 2004, the notes were converted to common stock at $2.00 per share, except for $250,000 due January 2006.	250	750

Unsecured note payable to a Director bearing interest at 12 percent, payable monthly. The note was repaid in April 2004.	—	50

Unsecured note payable to a relative of a Director, bearing interest at 12 percent payable monthly. During 2004, the note was converted to common stock at $2.00 per share.	—	100

Unsecured promissory notes payable bearing interest at 12 percent, payable monthly, and secured by equipment. The notes were repaid during 2004.	—	485

Unsecured promissory notes bearing interest at ten percent and 12 percent, payable monthly. Principal payments due monthly, based on 20 percent to 40 percent of billings collected from specifically-designated customers referred from LowerMyBills.com, Inc. (“LMB”). All of these notes were repaid during 2004.	—	475

Unsecured promissory notes bearing interest at 10 percent, payable monthly. Principal payments due monthly, based on 10 percent of billings collected from customers acquired from Touch America, Inc. These notes have no maturity date. The Company believes that all principal will be repaid in 2005, based on expected cash collections from these customers.	354	2,358

Unsecured promissory note bearing interest at 10 percent, payable monthly. Principal payments due monthly, based on 30 percent of billings collected from customers recently acquired from Glyphics, Inc. The note was repaid in January 2005.	11	631

Contractual amount owing to Touch America, Inc., with interest imputed at four percent, payable monthly. Principal payments due monthly, based on 7.2 percent of billings collected from customers acquired from Touch America, Inc. The obligation has no maturity date. This obligation was repaid during 2004.	—	474

Other	—	295

Capital leases	54	83

	1,018	8,427
Less current portion	(746)	(7,781)

	$272	$646

Long-term debt maturities are as follows as of December 31, 2004:

Year ending December 31,
2005	$746
2006	272

	1,018
Less current maturities	(746)

	$272

On February 28, 2003, the Company retired its $1.1 million note payable by paying $250,000 in cash and issuing a new promissory note for $800,000. In addition, the Company issued 50,000 shares of common stock in connection with the original agreement. At December 31, 2004, the amount remaining due, less issuance costs, was $11,000 (see above).

In connection with some of the LMB-related unsecured promissory notes, two-year warrants to purchase 562,950 shares of common stock at $2.50 per share were issued to the noteholders. Warrants for an additional 94,950 shares were also issued to the sales agents. The estimated fair value of the warrants of $265,000, based on using the Black-Scholes pricing model, was allocated to the warrants and recorded as a discount to the carrying value of the notes. In addition, the Company paid approximately $232,000 in commissions to sales agents. In connection with the Touch America-related promissory notes, the Company also paid approximately $152,000 in commissions to sales agents. The commission costs are also included in the discounts to the carrying value of the notes. The discount was amortized to interest expense over the respective notes’ estimated payment terms, and was fully amortized by the end of 2004.

During 2004, noteholders converted approximately $1 million of promissory notes into 506,250 shares of common stock at a conversion price of $2.00 per share. One of the investors was a member of the Board of Directors who converted a $113,000 note into 56,250 shares of common stock. Another investor was a former member of the Board of Directors who converted notes in the amount of $500,000 into 250,000 shares of common stock.

NOTE 8 - LEASES

UCN leases executive office space in Bluffdale, Utah, a suburb of Salt Lake City. The offices consist of approximately 30,000 square feet. The current monthly lease rate is $33,000. The lease for office space expires in January 2007, but the Company has an option to renew the lease for an additional three to five years. Through May 2008, UCN is leasing 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a current monthly cost of $10,000. As of March 15, 2005, the Company has sublet this space for the same monthly amount, and also agreed to extend the lease an additional six months.

The Company also has one capital lease for computer software. The following is a schedule of future minimum payments under the leases as of December 31, 2004 (in thousands):

Year ending December 31,	Capital leases	Operating leases
2005	$35	$534
2006	23	547
2007	—	533

Total future minimum lease payments	58	$1,614

Less amount representing interest	(4)

Total obligations under capital leases	54
Less current portion	(31)

Capital lease obligations, net of current portion	$23

Rent expense was approximately $876,000, $520,000, and $348,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 9 - INCOME TAXES

The components of the Company’s net deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred income tax assets:
Net operating loss carryforwards	$8,311	$5,001
Reserves and accrued liabilities	598	1,275

Total deferred income tax assets	8,909	6,276
Valuation allowance	(8,060)	(5,897)

Net deferred income tax asset	849	379

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(849)	(379)

Net deferred income taxes	$—	$—

As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $22.2 million. The tax net operating loss carryforwards will expire beginning in 2012.

Inasmuch as the Company’s history includes accumulated net operating losses, it is uncertain as to whether the Company’s deferred tax asset can be fully realized. Accordingly, a valuation allowance has been recorded to reduce the deferred income tax assets. The net change in the valuation allowance for deferred tax assets during the year ended December 31, 2004 was an increase of $2.2 million, and was a decrease of $416,000 for the year ended December 31, 2003. During 2004, 2003, and 2002 no income tax expense was recorded due to the reduction of the valuation allowance.

Income taxes for financial reporting purposes differs from those computed by applying the statutory Federal rate to pretax income (loss) as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Computed Federal income tax expense (benefit) at the statutory rate of 34%	$(718)	$399	$112
State income tax expense (benefit)	(97)	54	15
Exercise of employee stock options	(125)	(7)	—
Meals and entertainment	19	11	7
Other	4	9	11
Valuation allowance expense (benefit)	917	(466)	(145)

Total tax expense	$—	$—	$—

NOTE 10 - CAPITAL TRANSACTIONS

Preferred Stock: The Board of Directors is authorized to classify any shares of the Company’s authorized but unissued preferred stock in one or more series. With respect to each series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or partially cumulative as to dividends and the dates from which any cumulative dividends are to accumulate; whether the shares of such series may be redeemed, and, if so, the price or prices at which and the terms and conditions on which shares of such series may be redeemed; the amount payable upon shares of such series in the event of the voluntary or involuntary dissolution, liquidation, or winding up of the affairs of the Company; the sinking fund provisions, if any, for the redemption of shares of such series; the voting rights, if any, of the shares of such series; the terms and conditions, if any, on which shares of such series may be converted into shares of capital stock of the Company of any other class or series; whether the shares of such series are to be preferred over shares of capital stock of the Company of any other class or series as to dividends or upon the voluntary or involuntary dissolution, liquidation, or termination of the affairs of the Company or otherwise; and any other characteristics, preferences, limitations, rights, privileges, immunities, or terms.

Series A 8 percent Cumulative Convertible Preferred Stock: During 1999, the Board of Directors authorized the issuance of 2 million shares of Series A 8 percent Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) at an offering price of $2.00 per share. Gross proceeds of $4 million were raised upon sale of the shares.

The Series A Preferred Stock is convertible to common stock at any time at the election of the holder and, under limited circumstances, at the election of the Company. The conversion rate is one for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price. The Series A Preferred Stock can be redeemed at the Company’s election at any time commencing January 1, 2005 at a redemption price of $2.00 per share plus all accrued dividends as of the redemption date. During 2004, four stockholders converted 111,007 Series A preferred shares into common shares. During 2002 stockholders converted 5,000 Series A preferred shares into common shares.

Series B 8 percent Cumulative Convertible Preferred Stock: In September 2000, the Board of Directors authorized the issuance of 1.2 million shares of Series B 8 percent Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) and related warrants to purchase common shares at an offering price of $10.00 per unit. Each unit consists of one share of Series B Preferred Stock and five warrants to purchase one share of common stock at an exercise price of $2.50 per share. During 2000, various investors made loans to the Company and subsequently elected to exchange their promissory notes for units. In addition to the converted loans of $2.5 million, the Company raised $2.0 million through the issuance of units through December 31, 2000 and $1.1 million through the issuance of units in 2001.

In connection with the unit offering, the Company agreed to pay the Placement Agent a sales commission and expense allowance aggregating 13 percent of the gross proceeds from the sale of the Series B Preferred Stock, in addition to 10 percent of the gross proceeds of certain related bridge financing. The Company also incurred approximately $23,000 of direct expenses in connection with the offering. As additional consideration, the Company agreed to issue to the Placement Agent warrants to purchase 319,300 shares of the Company’s common stock at an exercise price of $2.50 per share.

As part of the Series B Preferred Stock offering, the Company issued 2.3 million warrants to purchase common stock at $2.50 per share. The Company allocated the net proceeds from the offering of $4.2 million between the Series B Preferred Stock and the warrants based on estimated relative fair values. The Series B Preferred Stock was recorded at $2.4 million, and the warrants were recorded at $1.8 million. The estimated fair value of the warrants was determined using the Black-Scholes pricing model. The Series B Preferred Stock is convertible to common stock at any time at the election of the holder and, under limited circumstances, at the election of the Company. The conversion rate is five for one, subject to adjustment in the event of a recapitalization, reorganization, or other corporate restructuring or in the event that the Company shall sell or otherwise issue securities at a price below $2.00 per share or the then adjusted conversion price.

During the three months ended March 31, 2001, the Company issued an additional 110,000 shares of preferred stock and 550,000 warrants to purchase common stock. The Company allocated the net proceeds from the offering of $1.1 million between the Series B Preferred Stock and the warrants based on estimated relative fair values. Accordingly, the stock was recorded at $795,000, and the warrants were recorded at $302,000. In connection with these additional Series B shares, the intrinsic value of the beneficial conversion feature of $20,000 was reflected in the accompanying 2001 consolidated financial statements as a preferred stock dividend and as an increase to additional paid in capital. The Series B Preferred Stock Offering closed on April 13, 2001.

In May 2002 the Board of Directors approved a plan to modify the exercise price on certain Preferred Stock and promissory note-related warrants from $2.50 to $2.00 per share, extend the expiration date of certain warrants from December 31, 2002 to December 31, 2004, and amend the redemption provisions of certain warrants so that the warrants could be called for redemption when the market price for the Company’s common stock is $4.00 per share, rather than $6.00 per share.

On December 6, 2002, UCN entered into the Asset Purchase Agreement and Software License Agreement to purchase certain assets and assume certain liabilities of Acceris Communications Inc. (formerly I-Link, Inc.) and its subsidiary, I-Link Communications, Inc. In consideration, UCN issued to Acceris 246,430 shares of Series B Convertible Preferred Stock with a fair market value of $1.4 million, and agreed to issue an additional 53,570 shares of Series B Convertible Preferred Stock in equal monthly installments over a term of 10 months commencing June 1, 2003. The final installment was issued March 1, 2004. On March 9, 2004, Acceris elected to convert all 300,000 shares of Series B Preferred Stock into 1.5 million shares of common stock.

During 2004, stockholders converted a total of 40,000 Series B Preferred shares into 200,000 common shares. During 2003, stockholders converted a total of 116,000 Series B Preferred shares into 580,000 common shares. During 2002, a stockholder converted 10,000 Series B Preferred shares into 50,000 common shares.

Cumulative dividends accrue on both Series A and B Preferred Stock at the rate of 8 percent per annum from the date of original issue and are payable semi-annually on June 30 and December 31 of each year out of funds legally available for the payment of dividends. Dividends are payable in cash or common stock at the election of the Company. If paid in common stock, the number of shares issued will be based on the average of the closing bid prices for the common stock over the five trading days immediately prior to the dividend payment date. If the Company fails to pay any dividend within 60 days of its due date, the conversion price (see below) is adjusted downward by $0.25 per share for each occurrence. During the years ended December 31, 2004, 2003 and 2002, the Company declared dividends aggregating $671,000, $873,000, and $750,000, respectively, and to satisfy payment obligations, issued a total of 290,294, 427,096, and 574,635 shares of common stock, respectively. At December 31, 2004 and 2003, the Company had accrued dividends payable in the amount of $313,000 and $479,000, respectively. In February 2005, the Company settled the dividend payable by issuing shares of common stock.

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

On December 29, 2004, UCN gave notice to the remaining Preferred stockholders that it was redeeming all outstanding shares of both series on January 29, 2005. At that time, there were 1.8 million shares of Series A Stock outstanding with a total redemption value of $3.5 million and 397,800 shares of Series B Stock outstanding with a total redemption value of $4.0 million. By January 28, 2005 all remaining Preferred stockholders had elected to convert their preferred shares to common. Accordingly, all remaining shares of Series A and B Preferred stock were converted to a total of 3.7 million shares of UCN common stock. Following the conversion, UCN has only one class of capital stock outstanding, i.e., Common stock with a par value of $0.0001.

Issuances of Common Stock: During January 2002 the Company issued 17,998 shares of common stock in connection with the issuance of $180,000 of promissory notes, at an aggregated fair market value of $19,000.

During February 2002 the Company issued 25,000 shares of stock to one of its directors for providing a credit guaranty with respect to business expansion activities. The fair market value of shares issuances was $31,000.

In March 2001, the Company entered into three-year marketing contracts with one of its Series B Preferred stockholders. Under the terms of the contracts, 100,000 shares of common stock were issued with a fair market value of $125,000. This amount was recorded on the balance sheet as a deferred consulting fee and included in operating expenses on a straight-line basis over the life of the contracts. During 2001, $40,000 was recorded in promotion expenses as a result of this amortization. Consideration granted under the contracts’ terms also included options to purchase up to 150,000 additional shares of common stock at $2.50 per share. These options vest gradually over the term of the contract. These options are accounted for as variable plan options since the issuance of these options was under the premise that the grantee will be providing current and future services for the Company. Accordingly, using the Black-Scholes option pricing model, $30,000 in consulting expense was recorded to reflect the vesting of these options through December 31, 2001. During 2002 an additional $48,000 of deferred consulting fees were amortized and included in promotion expenses, and another $96,000 in consulting expense was recorded to reflect the vesting of additional options. However, at the end of 2002 the Company and the stockholder agreed to cancel one of the marketing contracts and to rescind the as-yet unearned options. Accordingly, the Company included in promotion expenses an additional $25,000 of remaining unamortized deferred consulting fees, and recorded income of $125,000 to reflect the cancellation of the unearned options.

In January 2003 the Company issued 15,000 shares of stock to one of its directors for providing a credit guaranty to one of its wholesale telecommunication service providers. The fair market value of the stock was $36,000.

During June 2003, the Company initiated a program to repurchase outstanding common stock from shareholders of record with total holdings of 100 or fewer shares. The offering price per share was $1.75. The program ended in September 2003 after the Company had repurchased 2,774 shares.

In December 2003, a holder of 100,000 shares of Series B Convertible Preferred Stock converted all of those shares to 500,000 shares of common stock. In January 2004, the holder sold those common shares plus 14,560 additional shares, or a total of 514,560 shares, back to UCN for $500,000 in a privately negotiated transaction.

On March 15, 2004 the Company closed a private placement to institutional and accredited investors. The Company sold 3.8 million shares of common stock at $2.30 per share, or a total of approximately $8.7 million. Net proceeds of the offering after placement fees and expenses were approximately $8.1 million. A portion of the expenses associated with this transaction was the issuance to the investment banking firm of 164,125 warrants to purchase common shares at $2.76 per share that expire March 15, 2007. The fair market value of the warrants, using the Black-Scholes pricing model, was $189,000 with an assumed expected volatility of 65.60%, a risk-free rate of return of 1.97%, a dividend yield of none, and an expected life of 3 years. In connection with the placement, Acceris Communications Inc., formerly I-link Incorporated and the holder of 300,000 shares of Series B Convertible Preferred Stock, converted all of its preferred stock to 1.5 million common shares. Acceris subsequently sold 750,000 of those common shares to the investors in the private placement at $2.30 per share.

In January and February 2004, three Directors exercised options to purchase a total of 255,000 shares of common stock. Total proceeds received by the Company in connection with these exercises was $555,000. Primarily during the quarter ended December 31, 2004, other UCN employees exercised options to purchase a total of 173,128 common shares for proceeds of $389,000.

During 2004 noteholders converted approximately $1.0 million of promissory notes into 506,250 shares of common stock at a conversion price of $2.00 per share. One of the investors was a member of the Board of Directors who converted a $113,000 note into 56,250 shares of common stock. Another investor was a former member of the Board of Directors who converted notes in the amount of $500,000 into 250,000 shares of common stock.

Warrants to Purchase Common Shares: As described above, the Company issued warrants in connection with its Series B preferred stock offering, in connection with certain marketing contracts, and in connection with its March 2004 private placement of common stock.

In connection with some of the LMB-related unsecured promissory notes, two-year warrants to purchase a total 562,950 shares of common stock at $2.50 per share were issued to the noteholders during the two years ended December 31, 2002. Warrants for an additional 97,950 shares were also issued to the sales agents. The estimated fair value of the warrants of $265,000, based on using the Black-Scholes pricing model, was allocated to the warrants and recorded as a discount to the carrying value of the notes. The discount is being amortized to interest expense over the estimated term of the notes.

In November 2003 the Company issued 25,000 warrants to a consulting company. The estimated fair value of the warrants of $25,000, based on using the Black-Scholes pricing model is being amortized over the life of the contract into general and administrative expense. During 2004, the Company issued 90,000 warrants to a public relations firm. Using the same pricing model, the estimated fair value of the warrants was $72,000 with an assumed expected volatility of 62%, a risk-free rate of return of 2.86%, a dividend yield of none, and an expected life of 3 years. The value of the warrants will also be amortized over the life of the contract. The warrants vest in monthly installments of 7,500 until the contract’s termination. At December 31, 2004, there were still 30,000 warrants remaining unvested.

During 2003, investors exercised warrants to purchase 522,500 shares of common stock, in exchange for proceeds which aggregated approximately $1 million.

During 2004, investors exercised warrants to purchase a total of 2.6 million shares of common stock. Some of the investors fulfilled their exercise price either partially or in full by exchanging 207,632 shares of common stock. The stock submitted was valued at $617,000, based on the fair market value of the stock on the day of the exchange. Proceeds, net of offering costs and the value of common shares received by the Company, totaled $4.6 million. One current and one former member of the Board of Directors also participated in the exercise. They exercised warrants for the purchase of 435,000 shares of common stock for total proceeds of $870,000.

Except for those described above which vest over the term of a contract, all warrants were exercisable at December 31, 2004. The following tables summarize the warrant activity for the three year period ended December 31, 2004 (in thousands except per share data):

	Warrants	Price Range	Weighted Average Exercise Price
Balance at January 1, 2002	5,346	$1.25 - $5.13	$2.44

Cancelled or expired	(250)	$2.50 - $2.85	$2.64
Issued	433	$2.00 - $2.50	$2.01

Balance at December 31, 2002	5,529	$1.25 - $2.95	$2.00
Cancelled or expired	(182)	$2.00 - $2.95	$2.49
Exercised	(522)	$1.25 - $2.50	$2.00
Issued	25	$2.50	$2.50

Balance at December 31, 2003	4,850	$1.25 - $2.50	$2.05
Cancelled or expired	(181)	$2.00 - $2.50	$2.40
Exercised	(2,594)	$1.25 - $2.50	$2.00
Issued	255	$2.76 - $4.00	$3.20

Balance at December 31, 2004	2,330	$2.00 - $4.00	$2.20

A summary of the warrants outstanding and warrants exercisable at December 31, 2004 is as follows (in thousands except per share data):

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable at December 31, 2004	Weighted Average Exercise Price
$2.00 - $3.99	2,240	0.8 years	$2.13	2,240	$2.13
$4.00	90	2.3 years	$4.00	60	$4.00

	2,330	0.9 years	$2.20	2,300	$2.17

Stock Options:

Long-Term Stock Incentive Plan: Effective March 11, 1999, the Company established the Long-Term Stock Incentive Plan (“the Stock Plan”). The Stock Plan provides for a maximum of 1,200,000 shares of common stock of the Company to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the Stock Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (“SAR”); and on a limited basis, stock awards. The terms and exercise prices of options and SARs will be established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2004, incentive stock options to purchase a total of 979,549 shares had been granted, and had either been exercised or were outstanding.

Other Options: The Company’s Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees, and consultants as compensation and in connection with obtaining financing.

Generally, employee options vest over a period of from one to three years, and expire from four to five years after the date the options were granted. The following tables summarize all stock option activity during the three-year period ended December 31, 2004 (in thousands except per share data):

	Options	Price Range	Weighted Average Exercise Price
Balance at January 1, 2002	2,819	$2.00 - $9.00	$2.69
Granted	903	$2.00 - $2.50	$2.31
Cancelled or expired	(129)	$2.00 - $9.00	$3.11

Balance at December 31, 2002	3,593	$2.00 - $5.39	$2.58

Granted	683	$2.00 - $2.64	$2.33
Exercised	(27)	$2.00	$2.00
Cancelled or expired	(817)	$2.00 - $4.00	$2.20

Balance at December 31, 2003	3,432	$2.00 - $5.39	$2.62

Granted	759	$2.00 - $3.05	$2.60
Exercised	(428)	$2.00 - $2.50	$2.20
Cancelled or expired	(260)	$2.00 - $3.05	$2.57

Balance at December 31, 2004	3,503	$2.00 - $5.39	$2.67

A summary of the options outstanding and options exercisable at December 31, 2004 is as follows (in thousands, except per share amounts):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at December 31, 2004	Weighted Average Exercise Price
$2.00 - $3.99	3,279	3.1 years	$2.51	2,319	$2.53
$4.00 - $5.39	224	1.3 years	$5.13	224	$5.13

	3,503	3.0 years	$2.67	2,543	$2.76

Registration Statement on Form SB-2: On September 10, 2003, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for resale up to 8,779,333 shares of Common Stock that may be sold from time to time by certain selling security holders listed in the registration statement. As of December 31, 2004 the selling security holders still owned:

•	Warrants to purchase 1,649,356 shares at a price of $2.00 per share

•	Warrants to purchase 264,500 shares at a price of $2.50 per share

•	Options to purchase 1,831,652 shares at prices ranging from $2.00 to $5.392 per share

•	Convertible note in the amount of $250,000 convertible into common shares at $2.00 per share

UCN will receive the proceeds from exercise of the warrants and options and will benefit from extinguishment of the debt represented by the convertible notes, but will not receive any proceeds or benefit from the resale of the shares by the selling security holders.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the three years ended December 31, 2004, certain board members and stockholders performed various services for the Company. These services included, but were not limited to, consulting, marketing and capital and debt raising activities. The Company incurred $78,000, $75,000, and $109,000 in fees associated with these services for the years ended December 31, 2004, 2003 and 2002, respectively. Amounts owing related to these services were $0, $13,000, and $14,000 at December 31, 2004, 2003, and 2002, respectively. There have also been several debt arrangements more fully described in Note 7. Interest expense on obligations owed to related parties during 2004, 2003 and 2002, respectively, was $219,000, $415,000 and $453,000.

NOTE 12 - MAJOR SUPPLIERS

Approximately 77 percent, 90 percent, and 93 percent of the Company’s cost of revenue for the years ended December 31, 2004, 2003 and 2002, respectively, was generated from three of the largest U.S. telecommunication providers. As of December 31, 2004 and 2003, respectively, the Company owed approximately $4.0 million and $4.1 million to these three providers. The Company has entered into contractual agreements with these vendors. The financial status of these national providers is well-known throughout the telecommunications industry and financial markets. The Company believes it unlikely that of any one of these major, national telecommunications providers would suddenly become unable to financially to provide services to UCN customers. While the Company so far has never experienced a disruption of service with these providers, in the event one of them is unable to provide services, the Company believes within one or two months it could switch all related dedicated switched customers over to either or both of the other two providers. UCN can switch over smaller, non-dedicated customers to alternate providers’ networks almost immediately. Because of redundancies and alternate routing capabilities inherent in the telecommunications industry among major providers, the Company believes the probability is remote that significant disruption would occur with respect to its customers in the event any one of these providers suffers a failure of its network caused by war or other natural disasters. The Company considers such disruption by more than one of these providers simultaneously to be even more remote.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company is potentially liable under surety bonds aggregating $120,000 in favor of two municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

As part of the telecommunication service contracts with two of its wholesale providers, the Company agreed to purchase services which obligate UCN for a combined minimum of approximately $1.4 million per month as of December 31, 2004. As agreements stand at that date, this purchase commitment amount will remain unchanged until July 2005, at which time the commitment under one of the agreements is scheduled to end. The remaining commitment of less than $100,000 per month will continue until June 2006. However, the Company is about to renew and modify the purchase agreement scheduled to end in July 2005. Under the proposed terms, UCN would be obligated to purchase $500,000 in telecommunications services per month, with the possibility for further reduction if certain competitive price guarantees are not met by the provider. If the new agreement with the provider is finalized, the Company would be obligated for a total of approximately $600,000 per month beginning April 2005 until June 2006, and for $500,000 per month until March 2008.

UCN is the subject of certain other legal matters which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of the Company.

NOTE 14 - SUBSEQUENT EVENTS

On December 29, 2004, UCN gave notice to the remaining preferred stockholders that it was redeeming all outstanding shares of both series on January 29, 2005. At that time, there were 1.8 million shares of Preferred Series A Stock outstanding with a total redemption value of $3.5 million and 397,800 shares of Preferred Series B Stock outstanding with a total redemption value of $4.0 million. By January 28, 2005 all remaining preferred stockholders had elected to convert their preferred shares to common. Accordingly, all remaining shares of Series A and B Preferred stock were converted to a total of 3.7 million shares of UCN common stock.

UCN currently leases space in Draper, Utah. As of March 15, 2005, the Company sublet this space for the same monthly rent amount, and moved all of its operations into its other building in Bluffdale, Utah. The Company also agreed to extend the lease an additional six months.

MyACD acquisition

In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications functions of MyACD, Inc., with a one-year option to purchase MyACD. MyACD develops and distributes telephony software solutions for call center traffic management and related functions that UCN can now offer to its customers over its VoIP Network. On September 30, 2004, the Company entered into agreements that finalized payment terms, and set a date for closing the transaction. On January 5, 2005, UCN closed the acquisition and purchased all of the outstanding capital stock of MyACD from its two stockholders.

The purchase price paid to MyACD stockholders was $6.2 million, and was paid with promissory notes issued by UCN. The entire purchase cost will be assigned to acquired software technology. Initial payments on the promissory notes were immediately made with cash of $427,000, and 562,985 shares of UCN common stock. UCN will continue making variable monthly note payments based on MyACD product revenue until January 2008, when all remaining principal owed on the notes will be due. The notes are secured by MyACD common stock.

UCN, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Charged to costs and expenses	Writeoffs, net of recoveries	Balance at end of year
2004:
Allowance for uncollectible accounts receivable	$2,931	$1,455	$3,288	$1,098

Exhibit Index

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation, as amended (1)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004

3.3	Certificate of Designation of Preferred Stock (2)

3.4	By-Laws (2)

3.5	Series B Preferred Stock Designation (3)

10.1	Long-Term Stock Incentive Plan (2)

10.2	Form of Warrant issued to bridge lenders in 2000 that expires 2005 (3)

10.3	Form of Warrant issued as part of units with Series B Preferred Stock (3)

10.4	Form of Registration rights Agreement – 2003 (3)

10.5	Form of Warrant issued to Note Purchasers in Oct/Nov 2001 (4)

10.6	Form of Warrant issued to Note Purchasers in Apr/May 2002 (4)

10.7	Form of Stock Option Agreement used prior to June 1999 (4)

10.8	Form of Stock Option Agreement used after June 1999 (4)

10.9	Form of Warrant issued to vFinance Investments as compensation for private placements in 2002, as assigned to its affiliates and employees (4)

10.10	Form of Convertible Notes issued to Edward Dallin Bagley on November 1 and December 2, 2002 (4)

10.11	Amendment dated November 9, 2004 to Convertible Note issued to Edward Dallin Bagley on December 2, 2002

10.12	Form of Convertible Notes issued to Edward Dallin Bagley, E. Bryan Bagley, and Theodore Stern on December 20, 2002 and January 1, 2003 (4)

10.13	Form of Convertible Notes issued to Theodore Stern in December 20, 2001 and January 2002 (4)

10.14	Warrant Issued to Wall Street Group, Inc., as amended (4)

10.15

Asset Purchase Agreement dated December 6, 2002, with I-Link Communications, Inc. and I-Link Incorporated, excluding exhibits:

Exhibit A - Form of Assignment and General Conveyance;

Exhibit B – Assumption of Liabilities;

Exhibit C – Series B Preferred Stock Terms;

Exhibit D - Form of Transition Services Agreement; and

Exhibit E - Form of Management Agreement; (5)

10.16	Reconciliation Agreement dated March 9, 2004 with Acceris Communications and I-Link Communications (8)

10.17

Asset Purchase Agreement dated December 20, 2002 with Touch America, Inc., excluding exhibits:

Exhibit A - Form of Bill of Sale, Assignment and General Conveyance;

Exhibit B - Form of Transition Services Agreement;

Exhibit C - Form of Management Agreement; and

Exhibit D - Form of Promissory Note (5)

10.18	Amendment No. 1 to the Asset Purchase Agreement dated December 20, 2002 that was made June 6, 2003 by Buyers United and Touch America (6)

10.19	Form of note agreement issued on December 20, 2002 to the noteholders who provided financing for the Touch America deposit, including as exhibits the form of note and warrant issued (5)

10.20

Cooperation and Management Agreement between Buyers United and MyACD, Inc., dated October 1, 2003, excluding:

Schedule I - Buyers United Existing Customers;

Schedule II - MyACD Customers;

Schedule III - Enhanced Services Marketing Budget;

Schedule IV - Monthly Budget Payments; and

Schedule V - Revised Wholesale Services Agreement Pricing (7)

10.21

Purchase Option Agreement between Buyers United, Michael L. Shelton and David O. Peterson dated October 1, 2003, excluding:

Exhibit A - Form of Term Note;

Exhibit B - Form of Security and Pledge Agreement;

Exhibit C - Form of Term Note;

Exhibit D - Form of Security and Pledge Agreement;

Exhibit E - Form of Employment Agreement;

Exhibit F - Form of Stock Option Grant; and

Exhibit G - Form of Employment Agreement (7)

10.22	Form of Securities Purchase Agreement dated March 10, 2004 (8)

10.23	Form of Registration Rights Agreement dated March 10, 2004 (8)

10.24	Warrant issued to Roth Capital Partners, LLC (9)

10.25

Purchase Option Exercise and Agreement on Related Matters between UCN, Inc., MyACD, Inc., Michael L. Shelton, and David O. Peterson dated September 30, 2004 Excluding:

Exhibit A - Form of Shelton Term Note;

Exhibit B - Form of Peterson Term Note; and

Exhibit C - Schedule IV - Monthly Budget Payments (10)

10.26	Promissory Note Dated January 5, 2005 issued to Michael Shelton

10.27	Promissory Noted dated January 5, 2005 issued to David Peterson

10.28	License and Transfer Agreement dated October 1, 2003 between Ion Group L.C. And MyACD, Inc.

10.29	2005 Employee Stock Purchase Plan

10.30	Note issued to Bomoseen Associates, LP (which is owned and controlled by Theodore Stern) dated July 5, 2003

16.1	Letter from Crowe Chizek and Company LLC dated July 23, 2004 (11)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm of Crowe Chizek and Company LLC

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These document were filed as exhibits to the annual report on Form 10-KSB for 2003 filed by UCN with the Securities and Exchange Commission on March 30, 2004, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by UCN with the Securities and Exchange Commission on August 3, 1999, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the annual report on Form 10-KSB for 2000 filed by UCN with the Securities and Exchange Commission on April 10, 2001, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the Registration Statement on Form SB-2, File No. 108655, initially filed by UCN with the Securities and Exchange Commission on September 9, 2003, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-KSB for 2002 filed by UCN with the Securities and Exchange Commission on April 14, 2003, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the quarterly report on Form 10-QSB for June 30, 2003 filed by UCN with the Securities and Exchange Commission on August 14, 2003, and is incorporated herein by this reference.

(7)	These documents were filed as exhibits to the quarterly report on Form 10-QSB for September 30, 2003 filed by UCN with the Securities and Exchange Commission on November 14, 2003, and are incorporated herein by this reference.
(8)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on March 17, 2004, and are incorporated herein by this reference.
(9)	This document was filed as an exhibit to the Registration Statement on Form S-2, File No. 114302, filed by UCN with the Securities and Exchange Commission on April 8, 2004, and is incorporated herein by this reference.
(10)	This document was filed as an exhibit to UCN’s current report on Form 8-K dated September 29, 2004 filed with the Securities and Exchange Commission on October 4, 2004, and is incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on July 23, 2004, and is incorporated herein by this reference.