Form 10-Q
period 2005-03-31
UCN INC
filed 2005-05-13
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,782,669 shares of common stock as of May 12, 2005.

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,927	$4,010
Restricted cash	1,493	892
Accounts and other receivables, net of allowance for uncollectible accounts of $800 and $1,098, respectively	7,746	8,544
Other current assets	618	446

Total current assets	13,784	13,892
Property and equipment, net	3,302	3,027
Intangible assets, net	11,143	5,981
Other assets	372	505

Total assets	$28,601	$23,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,604	$2,796
Current portion of long-term debt and capital lease obligations	1,387	746
Trade accounts payable	7,908	6,683
Accrued liabilities	2,317	2,245

Total current liabilities	14,216	12,470
Long-term debt and capital lease obligations	3,943	272

Total liabilities	18,159	12,742
Commitments and contingencies (notes 6 and 11)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; Series A 8% cumulative convertible preferred stock; 0 and 1,753,993 shares issued and outstanding for 2005 and 2004, respectively (liquidation values of $0 and $3,507,986)	—	—
Series B 8% cumulative convertible preferred stock; 0 and 397,800 shares issued and outstanding for 2005 and 2004, respectively (liquidation values of $0 and $3,978,000)	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,782,669 and 16,290,467 shares issued and outstanding for 2005 and 2004, respectively	2	2
Additional paid-in capital	40,621	38,585
Warrants and options outstanding	370	610
Accumulated deficit	(30,551)	(28,534)

Total stockholders’ equity	10,442	10,663

Total liabilities and stockholders’ equity	$28,601	$23,405

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended March 31,
	2005	2004
Revenues from telecommunications services	$15,974	$16,744
Operating expenses:
Costs of revenues	10,371	9,176
General and administrative	3,583	4,017
Selling and promotion	3,836	3,105

Total operating expenses	17,790	16,298

Income (loss) from operations	(1,816)	446
Other income (expense):
Interest income	20	14
Interest expense	(183)	(357)
Gain on early extinguishment of debt	—	109

Total other expense, net	(163)	(234)

Net income (loss)	(1,979)	212
8% Preferred dividends on Series A and B preferred stock	(38)	(202)

Net income (loss) applicable to common stockholders	$(2,017)	$10

Net income (loss) per common share:
Basic	($0.10)	$0.00
Diluted (presented only for dilutive periods)	—	$0.00
Weighted average common shares outstanding:
Basic	19,502	8,786
Diluted (presented only for dilutive periods)	—	10,590

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Warrants/ Options Outstanding	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	2,152	$—	16,290	$2	$38,585	$610	$(28,534)	$10,663
Issuance of common stock as part of MyACD acquisition	—	—	563	—	1,284	—	—	1,284
Conversion of preferred shares to common	(2,152)	—	3,743	—	—	—	—	—
Exercise of warrants with cash to purchase common shares, net of issuance costs	—	—	4	—	12	(4)	—	8
Exercise of employee options to purchase common shares	—	—	65	—	156	—	—	156
Cancellation of warrants issued for services	—	—	—	—	236	(236)	—	—
Preferred stock dividends	—	—	—	—	—	—	(38)	(38)
Issuance of common shares as payment of preferred stock dividends	—	—	117	—	348	—	—	348
Net loss	—	—	—	—	—	—	(1,979)	(1,979)

Balance at March 31, 2005	—	$—	20,782	$2	$40,621	$370	$(30,551)	$10,442

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,979)	$212
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,505	970
Amortization of discount on long-term debt	—	57
Amortization of note financing costs	19	25
Changes in operating assets and liabilities:
Accounts and other receivables, net	516	(174)
Other current assets	(54)	—
Other non-current assets	(16)	(30)
Trade accounts payable	1,221	(1,757)
Accrued liabilities	394	356

Net cash provided by (used in) operating activities	1,606	(341)

Cash flows from investing activities:
Decrease (increase) in other assets	—	16
Acquisition of customer base	—	(758)
Acquisition of MyACD, Inc. stock	(427)	—
Purchases of property and equipment	(342)	(588)

Net cash used in investing activities	(769)	(1,330)

Cash flows from financing activities:
Decrease (increase) in restricted cash	(601)	1
Net borrowings and payments under line of credit	(191)	(633)
Proceeds from exercise of options and warrants	164	917
Private placement of common stock, net of offering costs	—	8,160
Repurchase of common stock	—	(500)
Principal payments on long-term debt	(292)	(2,005)

Net cash provided by (used in) financing activities	(920)	5,940

Net increase (decrease) in cash and cash equivalents	(83)	4,269
Cash and cash equivalents at the beginning of the period	4,010	3,055

Cash and cash equivalents at the end of the period	$3,927	$7,324

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Three months ended March 31,
	2005	2004
Supplemental cash flow information:
Cash paid for interest	$269	$387
Supplemental schedule of noncash investing and financing activities:
Issuance of common shares in payment of preferred stock dividend	$348	$476
Accrual of dividend payable on preferred stock	38	202
Capital expenditures financed with capital lease obligation	332	—
Issuance of warrants with private placement of common stock	—	189
Transactions related to acquisition of MyACD, Inc.:
Issuance of promissory notes	4,272	—
Issuance of common stock	1,284	—

See accompanying notes

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim financial statements of UCN, Inc. and its subsidiary (collectively, “UCN” or “the Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 30, 2005.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During the three months ended March 31, 2005 and 2004, the Company capitalized approximately $174,000 and $240,000, respectively.

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

The following table illustrates the effects on net income (loss) applicable to common stockholders and earnings (loss) per share if compensation expense was measured using the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation (in thousands except share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss) applicable to common stockholders:
As reported	$(2,017)	$10
Pro forma stock-option based compensation	(160)	(113)

Pro forma net loss applicable to common stockholders	$(2,177)	$(103)

Net income (loss) per common share:
As reported:
Basic	$(0.10)	$—
Diluted (presented only for dilutive periods)	—	—
Pro forma:
Basic	$(0.11)	$(0.01)
Diluted (presented only for dilutive periods)	—	—

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend yield	None	None
Expected volatility	55%	65%
Risk-free interest rate	3.73%	3.12%
Expected life (years)	5.0	5.0
Weighted average fair value of grants	$1.37	$1.74

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

Following is the reconciliation of Basic and Diluted EPS (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss) applicable to common stockholders, as reported	$(2,017)	$10

Basic EPS:
Weighted average number of common shares outstanding	19,502	8,786

Basic net (loss) income per share	$(0.10)	$0.00

Diluted EPS:
Common and common equivalent shares outstanding:
Weighted average number of common shares outstanding	19,502	8,786
Common stock equivalents from options and warrants computed on the Treasury Stock method, using the average fair market value of common stock outstanding during the period	974	1,804

Shares used in the computation	20,476	10,590

Diluted net income per share		$0.00

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

SFAS 123R will be effective for our fiscal quarter beginning January 1, 2006, and requires the use of either the Modified Prospective Application Method or the Modified Retrospective Method. Under the Modified Prospective Method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 3 – MYACD ACQUISITION

In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications technology of MyACD, Inc., with a one-year option to purchase MyACD. MyACD has developed a telephony software solution for call center traffic management and related functions that UCN can now offer to its customers over its VoIP Network. In September 2004 the Company entered into agreements that finalized payment terms, and set a date for closing the transaction. On January 5, 2005, UCN closed the acquisition and purchased all of the outstanding capital stock of MyACD.

The purchase price paid to MyACD stockholders was made by issuing promissory notes which aggregated $4.3 million, after imputing interest over the life of the loans. In addition, cash of $427,000 and 562,985 shares of UCN common stock were also paid. The fair market value of the common stock on the date the parties set the price was $2.28 per share. UCN will subsequently make variable monthly payments on the promissory notes based on MyACD product revenue until January 2008, when all remaining principal owed on the notes will be due. The notes are secured by MyACD common stock.

In connection with the acquisition UCN also incurred transaction costs which as of March 31, 2005 were $19,000, and assumed certain liabilities aggregating $359,000. The entire capitalized cost of $6.4 million was assigned to what management considers is MyACD’s sole asset, its software technology, which is believed to have an estimated useful life of four years.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Net revenue	$15,974	$16,781
Net loss applicable to common stockholders	(2,017)	(317)
Basic and diluted net loss per share	$(0.10)	$(0.04)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of intangible assets arising from the acquisition, elimination of intercompany transactions, and additional interest expense as a result of issuing the promissory notes. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods, or of results to be achieved in the future.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2005			December 31, 2004
	Gross assets	Accumulated amortization	Intangible assets, net	Gross assets	Accumulated amortization	Intangible assets, net
Customer lists acquired	$11,518	$7,034	$4,484	$11,518	$6,398	$5,120
Technology and patents	7,679	1,020	6,659	1,411	550	861

	$19,197	$8,054	$11,143	$12,929	$6,948	$5,981

During the three months ended March 31, 2005, UCN recorded an additional $6.4 million of acquired software technology in connection with closing the acquisition of MyACD (see Note 3). The technology is believed to have an estimated useful life of four years, and $388,000 in amortization expense using the straight-line method was recorded during the three months ended March 31, 2005.

Total amortization expense for all intangible assets for the three months ended March 31, 2005 and 2004 was $1.1 million and $697,000, respectively. The Company estimates the useful lives of its acquired customer lists, based on estimated attrition rates, to be 36 to 48 months.

Amortization expense for all intangible assets during the nine months ending December 31, 2005, and during the four-year period ending December 31, 2009 is expected to be approximately $3.1 million, $3.9 million, $2.3 million, $1.6 million, and $0, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Accrued commissions	$1,160	$1,052
Accrued dividends	—	313
Other	1,157	880

	$2,317	$2,245

NOTE 6 – LONG-TERM DEBT AND NOTES PAYABLE

On January 5, 2005, UCN closed the acquisition of MyACD, Inc. and purchased all of the outstanding capital stock of MyACD from its two stockholders. The purchase price paid to MyACD stockholders was made in part by issuing promissory notes which aggregated $4.3 million, after imputing interest at 8.25% over the life of the loans. Monthly payments on the notes will total 17 percent of the previous month’s MyACD product and service revenue, with certain minimum and maximum limitations varying over the three-year term of the notes, and a final payment is due January 2008. The notes are secured by MyACD common stock.

The Company has entered into a lease agreement with an equipment finance company for new computer equipment and related software in conjunction with its network expansion activities. In February 2005, equipment aggregating $332,000 was acquired. In April 2005, UCN leased an additional $487,000 of equipment.

Total maturities as of March 31, 2005, during the remaining period ending December 31, 2005 and the four years ending December 31, 2009, are $849,000, $1.4 million, $1.9 million, $1.2 million, and $0, respectively.

NOTE 7 – CAPITAL TRANSACTIONS

In December 2004 UCN gave notice to the remaining preferred stockholders that it was redeeming all outstanding shares of both series on January 29, 2005. At that time, there were 1.8 million shares of Preferred Series A Stock outstanding with a total redemption value of $3.5 million, and 397,800 shares of Preferred Series B Stock outstanding with a total redemption value of $4.0 million. By January 28, 2005 all remaining preferred stockholders had elected to convert their preferred shares to common. Accordingly, all remaining shares of Series A and B Preferred stock were converted to a total of 3.7 million shares of UCN common stock. Subsequent to the conversion of all outstanding preferred shares, a final dividend payment totaling 117,000 shares of common stock was issued.

In connection with the MyACD, Inc. acquisition, the Company issued 562,985 shares of UCN common stock valued at $2.28 per share as of the day the parties agreed on payment terms.

During the three months ended March 31, 2005, investors and employees exercised options and warrants for a total of 69,267 shares of Common Stock. Total proceeds received by the Company was $164,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005 the Company paid Theodore Stern, the Chairman of the Board of Directors, $5,000 per month for consulting, marketing, and capital raising activities. At March 31, 2005, there was $5,000 owed to Mr. Stern.

During the three months ended March 31, 2005 and 2004 there were certain debt arrangements with directors more fully described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005. During 2004 most of these obligations were repaid. Interest expense on obligations owed to these directors during the three months ended March 31, 2005 and 2004 was $18,000 and $106,000, respectively.

Three of the Company’s current and prior directors participated in the 1999 Series A and the 2000 Series B Preferred Stock issuances under the same terms as all other outside investors. Accordingly, along with the other former preferred stockholders the participating directors received 17,000 shares of common stock as a final dividend.

NOTE 9 – MAJOR SUPPLIERS

Approximately 47 percent and 59 percent of the Company’s cost of revenue for the three months ended March 31, 2005 and 2004, respectively, was generated from three of the largest U.S. telecommunication service providers. As of March 31, 2005 and 2004, respectively, the Company owed approximately $5.4 million and $4.7 million to these three providers.

NOTE 10 – GAIN ON EARLY EXTINGUISHMENT OF DEBT

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As part of the telecommunication service contracts with two of its wholesale providers, the Company agreed to purchase services which obligated UCN for a combined minimum of approximately $1.4 million per month as of December 31, 2004. However, in April 2005 the Company renewed and modified one of the purchase agreements scheduled to end in July 2005. Under the new terms of the contact, UCN is obligated to purchase $500,000 in telecommunications services per month, with the possibility for further reduction if certain competitive price guarantees are not met by the provider. Accordingly, the Company is now obligated for a total of approximately $583,000 per month beginning April 2005 until June 2006, and for $500,000 per month until March 2008.

NOTE 12 – SUBSEQUENT EVENTS

Effective May 1, 2005 the Company entered into an Asset Purchase Agreement with Transtel Communications, Inc., a Utah corporation, each of its subsidiary companies, and its parent company, Telephone Electronics Corporation, a Mississippi corporation. Transtel Communications provides long distance and telecommunications products and services through its subsidiaries under the name Tel-America in Utah and Colorado, and the name ExpressTel in Arizona, California, and Nevada. The agreement calls for UCN to issue a $2.15 million promissory note to the sellers and assume certain liabilities in exchange for operating assets, including a customer base of over 20,000 primarily commercial customers. The parties also entered into a Management Agreement for UCN to operate the related combined business operations of Transtel

Communications and its subsidiaries until the necessary FCC and state regulatory approvals are obtained, after which the parties intend to close the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

In January 2005 UCN completed the MyACD, Inc. acquisition. With the MyACD technology and our national VoIP Network we offer, as a provider, on-demand proprietary telephony software for contact handling/management applications. We are changing the way mission critical applications are delivered and priced for the contact center marketplace, or for any business or department seeking to improve how it manages the productivity and quality of its customer contact opportunities.

We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers, and selling through our direct sales force.

Results of Operations

Revenue

Total revenues decreased five percent to $16.0 million for the three months ended March 31, 2005 as compared to $16.7 million for the same period in 2004. The decrease was due to attrition, primarily in our residential customer base. Revenue from these customers decreased by approximately $2.6 million. The decrease was somewhat offset by $337,000 in revenue increases derived from commercial customers acquired in late March 2004. In addition, revenue increased by approximately $1.5 million from new commercial customers generated by ongoing promotional efforts involving agents, as well as our own internal sales force.

Our plan since the beginning of 2004 has been to focus our marketing effort on business users of telecommunication services, not residential long distance users, because we believe there is a much greater opportunity for a business of our size and resources to increase revenues through the sale of enhanced telecommunications services to business customers rather than through the sale of traditional long distance service to residential customers. With the technology we acquired in 2003, we have developed a menu of enhanced communication services that we are marketing to our existing business customers, and to new prospects, through our established independent agent sales channel and value-added resellers. As a result of these dynamic changes in our business we are experiencing a transition in our sales mix. We expect this transition period will continue through 2005. During the transition we believe we may experience little or no internal growth in revenues until sales of enhanced services overtakes diminished revenue caused by attrition primarily in our residential long distance customer base.

Costs of revenue

Costs of revenue for the quarter ended March 31, 2005 was $10.4 million, a 13 percent increase compared to $9.2 million for the comparable period during the prior year. Cost of revenue as a percentage of revenue for the three months ended March 31, 2005 was 65 percent as compared to 55 percent during 2004. The decrease in gross margin is the result of the combination of lower, more competitive pricing we adopted during 2004 in some of the newer long-distance rate plans, along with the change in our sales mix from residential customers to business customers. We also experienced rate increases from certain wholesale carriers during the fourth quarter of 2004, which also impacted the quarter ended March 31, 2005. Where possible we have passed these increases on to the customer. We expect that during the rest of 2005 the market for traditional long distance services will continue to be very competitive.

General and administrative

General and administrative expenses for the three months ended March 31, 2005 decreased 11 percent to $3.6 million compared to $4.0 million in the same period for 2004. However, expenses for 2005 included $388,000 of MyACD-related technology amortization which did not affect results for 2004. Had this expense not been included, general and administrative expenses for the quarter ended March 31, 2005 would have been 21% lower as compared to the same period for 2004. The change was primarily due to cost control efforts, along with network operating efficiencies achieved during the latter part of 2004.

Selling and promotion

Selling and promotion expenses increased 24 percent to $3.8 million or 24 percent of revenue during the quarter ended March 31, 2005, from $3.1 million or 19 percent of revenue during the quarter ended March 31, 2004. The increases are the result of the continuing transition in our sales mix during 2005 as higher-commissioned business customers increased, and lower-commissioned residential customers decreased through attrition. In addition, during the latter part of 2004 we added several sales-related personnel, and incurred sales related expenses in connection with developing our marketing program for the in.Network® family of products.

Other income (expense)

Interest expense during the first quarter of 2005 was $183,000, compared to $357,000 during the first quarter of 2004. The decrease was a result of continuing reductions in outstanding debt throughout the latter part of 2004.

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

Liquidity and Capital Resources

During the three months ended March 31, 2005, investors and employees exercised options and warrants for a total of 69,267 shares of Common Stock. Total proceeds received by the Company was $164,000

UCN’s current ratio as of March 31, 2005 decreased to 0.97:1 from 1.11:1 at December 31, 2004. The components of current assets and current liabilities that changed most significantly since the end of 2004 were the current portion of long-term debt obligations and accounts payable.

UCN has a line of credit agreement with a financing company that expires in January 2006. The available borrowing limit is $5 million. Interest accrues at prime plus three percent. The facility allows UCN to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. On March 31, 2005, the amount outstanding, less applied draws, was $2.6 million which was the maximum amount available based on eligible accounts receivable. The facility requires UCN to maintain a restricted cash account for the collection of the receivables. As of March 31, 2005, UCN had $1.4 million of restricted cash specifically associated with the line of credit arrangement.

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

On January 5, 2005, UCN closed the acquisition of MyACD, Inc. and purchased all of the outstanding capital stock of MyACD from its two stockholders. The purchase price paid to MyACD stockholders was made by issuing promissory notes which aggregated $4.3 million, after imputing interest over the life of the loans. In addition, cash of $427,000 and 562,985 shares of UCN common stock were also paid. Monthly payments on the notes will total 17 percent of the previous month’s MyACD product and service revenue, with certain minimum and maximum limitations varying over the three-year term of the notes, and a final payment is due January 2008.

The Company has entered into a lease agreement with an equipment finance company for new computer equipment and related software in conjunction with its network expansion activities. In February 2005, equipment aggregating $332,000 was acquired. In April 2005, UCN leased an additional $487,000 of equipment.

As of March 31, 2005, UCN had a working capital deficit of $432,000, and the current portion of long-term debt and capital lease obligations was $1.4 million. Included in this amount is $120,000 that is secured under the terms of capital lease obligations. Of the remaining amount, $461,000 is secured by shares of MyACD common stock and is owed to three former MyACD employees (two of which now have employment contracts with UCN), $349,000 is unsecured and payable to the Company’s Chairman of the Board of Directors, $250,000 is unsecured and payable to a former director and current shareholder and convertible into common stock at $2.00 per share, and $206,000 is non-recourse, has no stated maturity date, and principal payments are variable dependent upon receivables collected from designated customers. Accordingly, except for the amounts owed under capital lease obligations, if necessary management believes that because of the relationships with the debt holders UCN can either extend the notes or renegotiate the terms in order to minimize any potential negative impact on cash flow associated with payment obligations on long-term debt.

Capital Commitments The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of March 31, 2005 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable (1)	$4,990	$1,266	$3,724	$—	$—
Capital lease obligations	347	120	226	1	—
Interest on above notes and leases	811	398	413	—	—
Operating lease obligations	1,548	537	1,000	11	—
Purchase commitments under service provider contracts	19,250	7,000	12,250	—	—

Total contractual obligations	$26,946	$9,321	$17,613	$12	$—

(1)	In the case of MyACD-related notes, this assumes that minimum monthly payments are made through the maturity date.

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

Long-Lived Assets - Our long-lived assets consist of acquired customer lists, patents, and acquired technology. As of March 31, 2005, the carrying value of these assets was approximately $11 million, or 39 percent of total assets. We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection.

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

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Beginning January 1, 2006, that cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. For interest expense, our line-of-credit arrangement has a variable interest rate based on the prime rate. Assuming the outstanding amount at March 31, 2005 was constant over the next twelve months, a one percent change in the prime interest rate would result in a change in interest expense of approximately $26,000 over the next twelve-month period. All other debt instruments have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on March 31, 2005. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its quarterly report on Form 10-Q for the three months ended March 31, 2005.

During the first quarter of 2005 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 6. EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date: May 12, 2005	By:	/s/ Paul Jarman
Paul Jarman President and Chief Executive Officer

Date: May 12, 2005	By:	/s/ David R. Grow
David R. Grow Principal Financial and Accounting Officer