Form 10-Q
period 2005-06-30
UCN INC
filed 2005-08-15
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,782,669 shares of common stock as of August 12, 2005.

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,770	$4,010
Restricted cash	1,566	892
Accounts and other receivables, net of allowance for uncollectible accounts of $1,059 and $1,098, respectively	11,056	8,544
Other current assets	527	446

Total current assets	15,919	13,892
Property and equipment, net	4,013	3,027
Intangible assets, net	13,492	5,981
Other assets	460	505

Total assets	$33,884	$23,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,166	$2,796
Current portion of long-term debt and capital lease obligations	2,238	746
Trade accounts payable	10,827	6,683
Accrued liabilities	4,128	2,245

Total current liabilities	19,359	12,470
Long-term debt and capital lease obligations	5,448	272
Other long-term liabilities	436	—

Total liabilities	25,243	12,742
Commitments and contingencies (notes 6 and 12)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
Series A 8% cumulative convertible preferred stock; 0 and 1,753,993 shares issued and outstanding for 2005 and 2004, respectively (liquidation values of $0 and $3,507,986)	—	—
Series B 8% cumulative convertible preferred stock; 0 and 397,800 shares issued and outstanding for 2005 and 2004, respectively (liquidation values of $0 and $3,978,000)	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,782,669 and 16,290,467 shares issued and outstanding for 2005 and 2004, respectively	2	2
Additional paid-in capital	40,617	38,585
Warrants and options outstanding	370	610
Accumulated deficit	(32,348)	(28,534)

Total stockholders’ equity	8,641	10,663

Total liabilities and stockholders’ equity	$33,884	$23,405

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended June 30,
	2005	2004
Revenues from telecommunications services	$21,488	$16,728
Operating expenses:
Costs of revenues	14,130	8,976
General and administrative	4,666	3,763
Selling and promotion	4,287	3,624

Total operating expenses	23,083	16,363

Income (loss) from operations	(1,595)	365
Other income (expense):
Interest income	24	7
Interest expense	(226)	(191)

Total other expense, net	(202)	(184)

Net income (loss)	(1,797)	181
8% Preferred dividends on Series A and B preferred stock	—	(156)

Net income (loss) applicable to common stockholders	$(1,797)	$25

Net income (loss) per common share:
Basic	$(0.09)	$0.00
Diluted (presented only for dilutive periods)	$—	$0.00
Weighted average common shares outstanding:
Basic	20,783	13,535
Diluted (presented only for dilutive periods)	—	14,649

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Six months ended June 30,
	2005	2004
Revenues from telecommunications services	$37,462	$33,472
Operating expenses:
Costs of revenues	24,501	18,152
General and administrative	8,249	7,780
Selling and promotion	8,122	6,728

Total operating expenses	40,872	32,660

Income (loss) from operations	(3,410)	812
Other income (expense):
Interest income	44	21
Interest expense	(410)	(549)
Gain on early extinguishment of debt	—	109

Total other expense, net	(366)	(419)

Net income (loss)	(3,776)	393
8% Preferred dividends on Series A and B preferred stock	(38)	(358)

Net income (loss) applicable to common stockholders	$(3,814)	$35

Net income (loss) per common share:
Basic	$(0.19)	$0.00
Diluted (presented only for dilutive periods)	$—	$0.00
Weighted average common shares outstanding:
Basic	20,146	11,160
Diluted (presented only for dilutive periods)	—	12,491

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Warrants/ Options Outstanding	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	2,152	$—	16,290	$2	$38,585	$610	$(28,534)	$10,663
Issuance of common stock as part of MyACD acquisition	—	—	563	—	1,284	—	—	1,284
Conversion of preferred shares to common	(2,152)	—	3,743	—	—	—	—	—
Exercise of warrants with cash to purchase common shares, net of issuance costs	—	—	4	—	8	(4)	—	4
Exercise of employee options to purchase common shares	—	—	65	—	156	—	—	156
Cancellation of warrants	—	—	—	—	236	(236)	—	—
Preferred stock dividends	—	—	—	—	—	—	(38)	(38)
Issuance of common shares as payment of preferred stock dividends	—	—	117	—	348	—	—	348
Net loss	—	—	—	—	—	—	(3,776)	(3,776)

Balance at June 30, 2005	—	$—	20,782	$2	$40,617	$370	$(32,348)	$8,641

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,776)	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,210	2,015
Amortization of discount on long-term debt	—	104
Amortization of deferred financing costs	44	50
Changes in operating assets and liabilities (net of the effects of the acquisitions):
Accounts and other receivables, net	(407)	(415)
Other current assets	52	—
Other non-current assets	(3)	(17)
Trade accounts payable	3,784	(2,116)
Accrued liabilities	(1,371)	694

Net cash provided by operating activities	1,533	708

Cash flows from investing activities:
Increase in restricted cash	(674)	(129)
Increase in other assets	—	(22)
Acquisition of customer base	—	(758)
Acquisition of MyACD stock	(427)	—
Purchases of property and equipment	(659)	(1,238)

Net cash used in investing activities	(1,760)	(2,147)

Cash flows from financing activities:
Net borrowings and payments under line of credit	(629)	(3,339)
Proceeds from exercise of options and warrants	160	1,850
Private placement of common stock, net of offering costs	—	8,108
Repurchase of common stock	—	(500)
Principal payments on long-term debt	(544)	(5,607)

Net cash provided by (used in) financing activities	(1,013)	512

Net decrease in cash and cash equivalents	(1,240)	(927)
Cash and cash equivalents at the beginning of the period	4,010	3,055

Cash and cash equivalents at the end of the period	$2,770	$2,128

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
Supplemental cash flow information:
Cash paid for interest	$443	$544
Supplemental schedule of noncash investing and financing activities:
Issuance of common shares in payment of preferred stock dividend	$348	$474
Accrual of dividend payable on preferred stock	—	358
Property and equipment financed with capital lease obligations	818	—
Property and equipment financed through accounts payable	43	—
Issuance of warrants with private placement of common stock	—	189
Issuance of warrants with consulting contract	—	72
Conversion of note payable into common stock	—	300
Issuance of preferred stock to acquire VoIP assets	—	91

Transactions related to acquisition of MyACD:

On January 5, 2005 the Company acquired all the stock of MyACD, Inc. in exchange for cash, common shares of the Company, and promissory notes (see Note 3). The following is a summary of the acquisition:

Fair value of assets acquired	$6,360
Fair value of liabilities assumed and incurred	(377)

Total purchase price	$5,983

Promissory notes issued	$4,272
Common stock issued	1,284
Cash paid	427

	$5,983

Transactions related to acquisition of Transtel:

On May 1, 2005 the Company acquired all the operating assets and certain liabilities of Transtel Communications, Inc. in exchange for a promissory note (see Note 3). The following is a summary of the acquisition:

Fair value of assets acquired	$6,441
Fair value of liabilities assumed and incurred	(4,319)

Total purchase price (promissory note issued)	$2,122

See accompanying notes

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim financial statements of UCN, Inc. and its subsidiary (collectively, “UCN” or “the Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 30, 2005. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

As of June 30, 2005, UCN had a working capital deficit of $3.4 million, including the current portion of long-term debt and capital lease obligations of $2.2 million. The Company also experienced a net loss during the first half of 2005 of $3.8 million, and the cost of revenue for the six months ended June 30, 2005 was 65% as compared to 54% during the same period of the prior year. The primary factors causing this decline in operating results over those of the first half of 2004 were the decision last year to invest promotion and development resources into leveraging acquired technology and bringing the inContact™ services to market, recently absorbing the operations of acquired Transtel Communications, Inc. during the second quarter of 2005, and the fact that the Company’s largest wholesale telecommunication service vendors significantly increased their prices beginning in the fourth quarter of 2004. Some of the actions the Company is taking to improve the present situation include:

•	During the first half of 2005 the Company renegotiated lower minimum purchase commitments with two of its wholesale telecommunication service vendors over a longer period of time, and thus if necessary now has the flexibility to more easily switch customers to other, lower-cost vendors.

•	Since 2004 UCN has concentrated its marketing efforts on business users of telecommunication services. Recently, the Company has focused resources on promoting its inContact technology services, which carry significantly higher gross margins than traditional long distance services. As a result, the Company has begun to experience higher gross margins from the sales of these technology services. As the Company’s sales mix continues to transition, management believes overall gross margins will improve during the latter half of 2005, and continue improving throughout 2006.

•	During the quarter ended June 30, 2005 the Company acquired the net operating assets of Transtel Communications, Inc., resulting in an immediate increase in revenue recorded during the quarter. While the historical combined operations for the quarter do not yet reflect cost reduction efforts, management has already taken steps to improve the operating results of this business and believes the acquisition will yield additional cash flow.

•	The Company’s gross margins from its core customers improved slightly during the second quarter, and margins from the sale of inContact services were even higher. The gross margins on services provided to customers acquired from Transtel were 27%. Therefore, the Company is migrating these customers to its own network, enabling UCN to route the traffic through wholesale service providers at a lower cost.

•	The Company’s line of credit is due to expire in January 2006. Management has signed a Letter of Intent with another funding organization to increase UCN’s line of credit arrangement from $5 million to $10 million, and allow UCN to borrow, if needed, against a higher percentage of total accounts receivable. The Company anticipates consummating this arrangement by the end of September 2005.

Management believes these actions will allow the Company to significantly increase its cash flow available from outside sources and from operations in order to meet short-term requirements, and also will eventually result in a return to overall profitability.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During the three months ended June 30, 2005 and 2004, the Company capitalized approximately $97,000 and $201,000, respectively.

During the six months ended June 30, 2005 and 2004, the Company capitalized approximately $271,000 and $413,000, respectively.

Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset and from cash flows generated from customer lists.

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

The following table illustrates the effects on net income (loss) applicable to common stockholders and earnings (loss) per share if compensation expense was measured using the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation (in thousands except share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders:
As reported	$(1,797)	$25	$(3,814)	$35
Pro forma stock-option based compensation	(112)	(164)	(272)	(277)

Pro forma net loss applicable to common stockholders	$(1,909)	$(139)	$(4,086)	$(242)

Basic and diluted net loss per common share:
As reported	$(0.09)	$(0.00)	$(0.19)	$0.00
Pro forma basic and diluted net loss per common share	$(0.09)	$(0.01)	$(0.20)	$(0.02)

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2005	2004
Dividend yield	None	None
Expected volatility	51%	95%
Risk-free interest rate	3.75%	4.39%
Expected life (years)	5.0	4.5
Weighted average fair value of grants	$1.02	$1.37

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

Following is the reconciliation of Basic and Diluted EPS (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders, as reported	$(1,797)	$25	$(3,814)	$35

Basic EPS:
Weighted average number of common shares outstanding	20,783	13,535	20,146	11,160

Basic net (loss) income per share	$(0.09)	$0.00	$(0.19)	$0.00

Diluted EPS:
Common and common equivalent shares outstanding:
Weighted average number of common shares outstanding	20,783	13,535	20,146	11,160
Common stock equivalents from options and warrants computed on the Treasury Stock method, using the average fair market value of common stock outstanding during the period	723	1,114	661	1,331

Shares used in the computation	21,506	14,649	20,807	12,491

Diluted net income per share (presented only for dilutive periods)		$0.00		$0.00

Recent Accounting Pronouncements: As described above in Stock-Based Compensation, we account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board (“APB”) No. 25. Accordingly, no compensation expense has been recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss and loss per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above in Stock-Based Compensation. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, and the transition method (as described below) chosen for adopting SFAS 123R.

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

Warrants and options: The balance of warrants and options outstanding in the accompanying condensed consolidated balance sheets represent the fair values assigned to warrant and options issued to non-employees that are valued based on the fair value model of SFAS 123.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 3 –ACQUISITIONS

MyACD, Inc.

In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications technology of MyACD, Inc., with a one-year option to purchase MyACD. MyACD has developed a telephony software solution for call center traffic management and related functions that UCN can now offer to its customers over its network. In September 2004 the Company entered into agreements that finalized payment terms, and set a date for closing the transaction. On January 5, 2005, UCN closed the acquisition and purchased all of the outstanding capital stock of MyACD.

The purchase price paid to MyACD stockholders was made by issuing promissory notes which aggregated $4.3 million, after imputing interest. In addition, cash of $427,000 and 562,985 shares of UCN common stock were also paid. The fair market value of the common stock on the date the parties set the price was $2.28 per share. UCN will subsequently make variable monthly payments on the promissory notes based on MyACD product revenue until January 2008, when all remaining principal owed on the notes will be due. The notes are secured by MyACD common stock.

In connection with the acquisition UCN also incurred transaction liabilities of $19,000, and assumed certain liabilities aggregating $358,000. The entire capitalized cost of $6.4 million was assigned to what management considers is MyACD’s sole asset, its software technology, which is believed to have an estimated useful life of four years.

Transtel Communications, Inc.

On May 1, 2005 UCN entered into an agreement with Telephone Electronics Corporation (“TEC”), and with Transtel Communications, Inc., a subsidiary of TEC, wherein UCN agreed to purchase all of the operating assets and certain of the liabilities of Transtel and its subsidiaries. UCN issued to Transtel an eight percent promissory note for the purchase price of $2.12 million, after imputing additional interest. The note is payable in 36 equal monthly installments of principal and interest. The note is secured by certain of the assets acquired, but is subordinate with respect to Transtel-related accounts receivable to the finance company with whom UCN has its line of credit arrangement. At the time of the acquisition, UCN anticipated incurring additional acquisition costs of approximately $2.1 million. Such costs included $950,000 of involuntary employee termination expenses and other shut-down costs, and included $1.2 million related to the present value of assumed operating leases which will not be utilized by the Company, net of estimated sublease rentals. As of June 30, 2005, UCN had paid $335,000 of the employee termination and shut-down costs, and had paid $136,000 of the assumed operating lease obligations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$2,420
Property, plant and equipment	270
Intangible assets, including customer base	3,650
Other assets	101

Total assets acquired	6,441

Current liabilities	(3,806)
Other long-term liabilities	(513)

Total liabilities assumed	(4,319)

Net assets acquired	$2,122

The Company has accounted for both the MyACD and Transtel transactions using the purchase method of accounting, and has included the operating results of each business in UCN’s statements of operations since the respective date of each acquisition. The following unaudited pro forma financial information presents operating results as if both acquisitions had occurred at the beginning of the respective years (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$23,390	$23,573	$45,359	$47,985
Net loss applicable to common stockholders	(2,074)	(754)	(5,026)	(1,098)
Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.25)	$(0.10)

These historical pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of intangible assets arising from the acquisition, elimination of intercompany transactions, additional interest expense as a result of issuing the promissory notes, and depreciation on certain items of equipment acquired. However, the pro forma results do not reflect the reduction of 60 full-time Transtel employees, or the termination of seven operating leases for Transtel facilities which will not be utilized. Consequently, the results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective years, or of results to be achieved in the future.

NOTE 4 – INTANGIBLE ASSETS

During the first quarter of fiscal 2005, UCN recorded an additional $6.4 million of acquired software technology in connection with closing the acquisition of MyACD (see Note 3). The technology is believed to have an estimated useful life of four years, and $407,000 and $795,000 in amortization expense using the straight-line method was recorded during the three and six months ended June 30, 2005, respectively.

On May 1, 2005, UCN recorded an additional $3.7 million of acquired customer base of Transtel Communications, Inc. (see Note 3). The customer base is expected have an estimate useful life of four years, and $206,000 in amortization expense using an accelerated amortization method was recorded during the three months ended June 30, 2005.

Total amortization expense for all intangible assets for the three and six month periods ended June 30, 2005 and 2004 was $1.3 million and $729,000, and $2.4 million and $1.4 million, respectively. The Company estimates the useful lives of its acquired customer lists, based on estimated attrition rates, to be 36 to 48 months.

Amortization expense for all intangible assets during the six months ending December 31, 2005, and during the four-year period ending December 31, 2009 is expected to be approximately $2.6 million, $4.8 million, $3.1 million, $2.3 million, and $252,000, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Accrued commissions	$1,255	$1,052
Accrued dividends	—	313
Accrued payroll and other compensation	814	504
Current portion of operating lease obligations assumed (see Note 7)	578	—
Assumed acquisition liabilities (see Note 3)	615	—
Other	866	376

	$4,128	$2,245

NOTE 6 – LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Unsecured note payable to the Chairman of the Board, bearing interest at 12 percent, payable monthly, due July 2007.	$349	$349
Unsecured note payable to a former Director bearing interest at 12 percent, payable monthly, due January 2006, and convertible to common stock at $2.00 per share.	250	250
Unsecured promissory notes bearing interest at 10 percent, payable monthly. Principal payments due monthly, based on 10 percent of billings collected from customers acquired from Touch America, Inc. These notes have no maturity date, but will be paid off during August 2005.	65	354
Unsecured promissory note bearing interest at 10 percent, payable monthly. Principal payments due monthly, based on 30 percent of billings collected from customers acquired from Glyphics, Inc. The note was repaid in January 2005.	—	11
Promissory notes payable to two former MyACD stockholders, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Variable principal payments due monthly, based on MyACD service revenue, final principal payments due January 2008	3,814	—
Promissory note payable to a former MyACD stockholder, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Principal payments due monthly, final principal payment due December 2007	305	—
Promissory note payable to Transtel Communications, Inc. and subsidiaries bearing interest at 8 percent, principal and interest payable monthly, secured by certain of the assets acquired from Transtel, final payment due June 2008	2,122	—
Capital leases	781	54

	7,686	1,018
Less current portion	(2,238)	(746)

	$5,448	$272

On January 5, 2005, UCN closed the acquisition of MyACD, Inc. and purchased all of the outstanding capital stock of MyACD from two stockholders. The purchase price paid to MyACD stockholders was made in part by issuing promissory notes which aggregated $4.3 million, after imputing interest at 8.25%. Monthly payments on the notes will total 17 percent of the previous month’s MyACD product and service revenue, with certain minimum and maximum limitations varying over the three-year term of the notes, and a final payment is due January 2008. The notes are secured by MyACD common stock.

In connection with the acquisition of Transtel Communications, Inc., UCN issued to Transtel and subsidiaries a promissory note in the principal amount of $2.12 million. The note accrues interest at the rate of eight percent per annum, and is payable in 36 equal installments of principal plus accrued interest. The note is secured by certain of the assets acquired.

The Company has entered into a lease agreement with an equipment finance company for new computer equipment and related software in conjunction with its network expansion activities. In February 2005, equipment aggregating $332,000 was acquired. In April 2005, UCN acquired an additional $487,000 of equipment.

NOTE 7 – OTHER LONG-TERM LIABILITIES

In connection with the acquisition of certain assets and liabilities from Transtel Communications, Inc. (see Note 3), the Company assumed certain operating lease obligations for facilities it does not anticipate using. The Company included the present value of these obligations with other liabilities assumed as of the acquisition date. As of June 30, 2005, there was approximately $1 million still owing on these obligations, of which $436,000 was due over a period of more than one year.

NOTE 8 – CAPITAL TRANSACTIONS

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

During the first quarter of fiscal 2005, investors and employees exercised options and warrants for a total of 69,267 shares of common stock. Total proceeds received by the Company were $164,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005 the Company paid Theodore Stern, the Chairman of the Board of Directors, $5,000 per month for consulting, marketing, and capital raising activities. At June 30, 2005, there was $5,000 owed to Mr. Stern.

During the first half of 2005 and 2004 there were certain debt arrangements with directors more fully described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005. During 2004 most of these obligations were repaid. Interest expense on obligations owed to these directors during the three and six months ended June 30, 2005 was $18,000 and $35,000, respectively. Interest expense during the three and six months ended June 30, 2004 was $45,000 and $151,000, respectively.

Three of the Company’s current and prior directors participated in the 1999 Series A and the 2000 Series B Preferred Stock issuances under the same terms as all other outside investors. Accordingly, along with the other former preferred stockholders the participating directors received 17,000 shares of common stock as a final dividend.

NOTE 10 – MAJOR SUPPLIERS

Approximately 65 percent and 79 percent of the Company’s cost of revenue for the six months ended June 30, 2005 and 2004, respectively, was generated from three of the largest U.S. telecommunication service providers. As of June 30, 2005 and 2004, respectively, the Company owed approximately $5.6 million and $3.7 million to these three providers.

NOTE 11 – GAIN ON EARLY EXTINGUISHMENT OF DEBT

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UCN, Inc. is a provider of on-demand (or hosted) contact handling software and business telecommunication services delivered over the UCN national Voice over Internet Protocol network (VoIP Network). The inContact™ application suite includes an integrated package of advanced contact handling, reporting and administration applications, and inControl™, a unique, rapid application development tool.

In addition, UCN offers a set of traditional connectivity products. Our dedicated voice T1 product, the Intelligent-T™, and our switched 1+ services, enable our customer sites to connect to the Intelligent Network and gain access to our inContact services. Our customers publish UCN toll free numbers to their customer base, enabling inbound callers to be handled through the inContact applications embedded in the Intelligent Network. We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers, and selling through our direct and inside sales force.

Results of Operations

Revenue

Total revenues increased 29 percent to $21.5 million for the three months ended June 30, 2005 as compared to $16.7 million for the same period in 2004. Revenues increased 12 percent to $37.5 million for the six months ended June 30, 2005 as compared to $33.5 million for the same period in 2004. The increases are due primarily to additional revenue derived from the Transtel acquisition, which added $3.8 million in revenue during the second quarter of 2005. In addition, revenue during 2005’s second quarter increased by approximately $2.2 million from new commercial customers generated by ongoing promotional efforts involving agents, as well as our own internal sales force. Offsetting these increases for the three months ended June 30, 2005 were revenue decreases attributable to customer attrition which aggregated $1.3 million. Other than the effect of Q2 Transtel revenues during the six months ended June 30, 2005, the year-to-date revenue increase over the prior year also included $3.5 million in revenue from new commercial customers, offset by a total of $3.6 million in revenue decreases attributable to customer attrition.

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

Costs of revenue

Costs of revenue for the quarter ended June 30, 2005 was $14.1 million, a 57 percent increase compared to $9.0 million for the comparable period during the prior year. Cost of revenue as a percentage of revenue for the three months ended June 30, 2005 was 66 percent as compared to 54 percent during 2004. Year-to-date, cost of revenue was $24.5 million, a 35 percent increase compared to $18.2 million for the first half of 2004. As percentage of revenue, cost of revenue for the six months ended June 30, 2005 was 65 percent as compared to 54 percent for 2004. The decrease in gross margin is the result of the combination of lower, more competitive pricing we adopted during 2004 in some of the newer long-distance rate plans, along with the change in our sales mix from residential customers to business customers. We also experienced rate increases from certain wholesale carriers during the fourth quarter of 2004, which also impacted 2005.

Since 2004 UCN has concentrated its marketing efforts on business users of telecommunication services. Recently, the Company has focused resources to promoting its inContact™ technology services which carry significantly higher gross margins than traditional long distance services. As a result, the Company has begun to experience higher gross margins from the sales of these technology services. The Company’s costs relating to revenue derived from its core customers actually improved slightly during the second quarter of 2005, decreasing to 64 percent from 65 percent during the first quarter ended March 31, 2005. However, the cost of services sold to new Transtel customers was 73 percent during the second quarter, resulting in the combined cost of revenue of 66 percent for the three months ended June 30, 2005. The Company is in the process of migrating these customers to its own network, enabling it to route the traffic through wholesale service providers at a lower cost. As these efforts proceed, and as the Company’s sales mix continues to transition, management believes overall gross margins will improve during the latter half of 2005, and continue improving throughout 2006.

General and administrative

General and administrative expenses for the three months ended June 30, 2005 increased 24 percent to $4.7 million compared to $3.8 million in the same period for 2004. Such expenses for the first half of 2005 increased 6 percent to $8.2 million compared to $7.8 million for 2004. However, expenses for the three and six months ended June 30, 2005 included $604,000 and $1.0 million of amortization costs related to MyACD technology and the Transtel customer base, which did not affect results for 2004. In addition, during the second quarter of 2005, Transtel-related general and administrative expenses amounting to $739,000 were also included. Excluding the MyACD and Transtel amortization, and administrative expenses attributable to the recent acquisition of Transtel, the remaining general and administrative expenses were 12 percent and 16 percent lower for the three-month and six-month periods ended June 30, 2005, compared to the same periods in 2004, which resulted from cost control efforts and network operating efficiencies implemented during the latter part of 2004.

Selling and promotion

Selling and promotion expenses increased 18 percent to $4.3 million, or 20 percent of revenue, during the quarter ended June 30, 2005, from $3.6 million, or 22 percent of revenue, during the quarter ended June 30, 2004. During the six months ended June 30, 2005 selling and promotional expenses increased 21 percent to $8.1 million, or 22 percent of revenue, from $6.7 million, or 21 percent of revenue, during the same period of 2004. The increases are the result of the continuing transition in our sales mix during 2005 as higher-commissioned business customers increased, and lower-commissioned residential customers decreased through attrition. In addition, during the latter part of 2004 we added several sales-related personnel, and incurred sales related expenses in connection with developing our marketing program for the inContact™ family of products.

Other income (expense)

Interest expense during the second quarter of 2005 was $226,000, compared to $191,000 during the second quarter of 2004. During the six months ended June 30, 2005, interest was $410,000 compared to $549,000 for the six months ended June 30, 2004. The differences resulted from continuing reductions in outstanding debt throughout the latter part of 2004, offset by debt increases during 2005 in connection with the MyACD and Transtel acquisitions.

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

Liquidity and Capital Resources

During the first quarter of 2005, investors and employees exercised options and warrants for a total of 69,267 shares of Common Stock. Total proceeds received by the Company was $164,000

UCN’s current ratio as of June 30, 2005 decreased to 0.82:1 from 1.11:1 at December 31, 2004. The components of current assets and current liabilities that changed most significantly since the end of 2004 were the current portion of long-term debt obligations, accounts payable and accrued liabilities, and accounts receivable. The primary reason for the changes was the addition of certain assets and liabilities from Transtel Communications, Inc. in connection with the acquisition.

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

On May 1, 2005 UCN agreed to purchase all of the operating assets and certain of the liabilities of Transtel Communications, Inc. and its subsidiaries. In consideration for the assets acquired and liabilities assumed, UCN issued to Transtel and its subsidiaries a promissory note in the principal amount of $2.12 million. The note accrues interest at the rate of eight percent per annum, and is payable in 36 equal installments of principal plus accrued interest. The note is secured by certain of the assets acquired. At the time of the acquisition, UCN anticipated incurring additional acquisition costs of approximately $2.1 million.

The Company has entered into a lease agreement with an equipment finance company for new computer equipment and related software in conjunction with its network expansion activities. In February 2005, equipment aggregating $332,000 was acquired. In April 2005, UCN acquired an additional $487,000 of equipment.

UCN has a line of credit agreement with a financing company that expires in January 2006. The available borrowing limit is $5 million. Interest accrues at prime plus three percent. The facility allows UCN to obtain financing on its eligible accounts receivable, including unbilled receivables and regular monthly billings. The facility is collateralized by the underlying receivables. On June 30, 2005, the amount outstanding, less applied draws, was $2.2 million which was the maximum amount available based on eligible accounts receivable. The facility requires UCN to maintain a restricted cash account for the collection of the receivables, which is used to pay down the amount owing each week, and which is replenished each day by ongoing collections from customers. Accordingly, as of June 30, 2005, UCN had $1.4 million of restricted cash specifically associated with the line of credit arrangement, and which was used to pay down the facility within a few days. This allowed the Company to then borrow additional amounts as needed the following week, pursuant to the weekly pattern contemplated by the agreement.

As of June 30, 2005, UCN had a working capital deficit of $3.6 million, including the current portion of long-term debt and capital lease obligations of $2.2 million. The Company also experienced a net loss during the first half of 2005 of $3.8 million, and the cost of revenue for the six months ended June 30, 2005 was 65% as compared to 54% during the same period of the prior year. Some of the actions the Company is taking to improve the present situation include efforts to improve gross margins as mentioned above. In addition, the Company’s line of credit is due to expire in January 2006. Management has signed a Letter of Intent with another funding organization to increase UCN’s line of credit arrangement from $5 million to $10 million, and allow the Company to borrow, if needed, against a higher percentage of total accounts receivable. The Company anticipates consummating this arrangement by the end of September 2005. Management believes these actions will allow the Company to significantly increase its cash flow available from outside sources and from operations in order to meet short-term requirements, and also will eventually result in a return to overall profitability.

Contractual obligations The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of June 30, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable (1)	$6,904	$1,805	$5,099	$—	$—
Capital lease obligations	761	248	512	1	—
Operating lease obligations	3,159	1,200	1,744	215	—
Interest on above notes and leases	1,125	566	559	—	—
Purchase commitments under service provider contracts	17,500	6,417	11,083	—	—

Total contractual obligations	$29,449	$10,236	$18,997	$216	$—

(1)	In the case of MyACD-related notes, this assumes that minimum monthly payments are made through the maturity date.

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

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable is comprised of amounts billed and billable to customers, net of an allowance for uncollectible amounts. The allowance for doubtful accounts is estimated by management and is based on specific information about customer accounts, past loss experience, and general economic conditions. An account is written off by management when deemed uncollectible, although collection efforts may continue.

Long-Lived Assets – Our long-lived assets consist of acquired customer lists, patents, and acquired technology. As of June 30, 2005, the carrying value of these assets was approximately $13.2 million, or 39 percent of total assets. We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection.

Debt Issuance Costs – As an inducement to various investors, shareholders, and board members to lend monies to UCN, shares of common stock and warrants to purchase shares of common stock were issued to them. The fair market value of the shares of common stock at the date of issuance was capitalized as debt issuance costs and was amortized over the life of the loans. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes pricing model, and was also capitalized as debt issuance costs and amortized over the life of the loans.

Income Taxes – UCN recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. To date, a valuation allowance has been recorded to reduce the deferred income tax assets.

Recent Accounting Pronouncements

Stock-Based Compensation – We have a stock option plan that provides for the issuance of common stock options to employees and service providers. Although SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation for employees and directors using the intrinsic-value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS No. 123 for employees and directors, but we also issue warrants to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS No. 123. We calculate compensation expense under SFAS No. 123 using the Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. For interest expense, our line-of-credit arrangement has a variable interest rate based on the prime rate. Assuming the outstanding amount at June 30, 2005 was constant over the next twelve months, a one percent change in the prime interest rate would result in a change in interest expense of approximately $26,000 over the next twelve-month period. All other debt instruments have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on June 30, 2005. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its quarterly report on Form 10-Q for the three and six months ended June 30, 2005.

During the first half of 2005 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 22, 2005, the stockholders voted on the following matters:

(1)	Election of Theodore Stern, Steve Barnett, Paul F. Koeppe, Blake O. Fisher, Jr., and Paul Jarman as directors of UCN to serve until their successors are duly elected and qualified; and

(2)	Ratify the selection by the Audit Committee of the firm of Deloitte & Touche LLP as the independent auditors to examine UCN’s financial statements for the year 2005.

Each of the foregoing matters was approved by the stockholders. The number of votes cast on the foregoing matters is as follows:

	For	Against	Abstain
Election of Directors:
Theodore Stern	15,449,013	59,205
Steve Barnett	15,453,622	54,596
Paul F. Koeppe	15,455,337	52,881
Blake O. Fisher, Jr.	15,455,337	52,881
Paul Jarman	15,447,299	60,919
Ratification of selection of Deloitte & Touche LLP	15,451,559	1,280	55,379

ITEM 6. EXHIBITS

Exhibit No.	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date: August 12, 2005	By:	/s/ Paul Jarman
Paul Jarman
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Brett W. Coats
Brett W. Coats
Principal Financial and Accounting Officer