Form 10-Q
period 2005-09-30
UCN INC
filed 2005-11-14
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,107,669 shares of common stock as of November 14, 2005.

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,289	$4,010
Restricted cash	2,364	892
Accounts and other receivables, net of allowance for uncollectible accounts of $1,364 and $1,098, respectively	10,649	8,544
Other current assets	595	446

Total current assets	15,897	13,892
Property and equipment, net	5,509	3,027
Intangible assets, net	12,620	5,981
Other assets	612	505

Total assets	$34,638	$23,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$4,750	$2,796
Current portion of long-term debt and capital lease obligations	3,045	746
Trade accounts payable	9,603	6,683
Accrued liabilities	3,642	2,245

Total current liabilities	21,040	12,470
Long-term debt and capital lease obligations	6,196	272
Other long-term liabilities	328	—

Total liabilities	27,564	12,742
Commitments and contingencies (notes 6 and 12)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
Series A 8% cumulative convertible preferred stock; 0 and 1,753,993 shares issued and outstanding for 2005 and 2004, respectively (liquidation values of $0 and $3,507,986)	—	—
Series B 8% cumulative convertible preferred stock; 0 and 397,800 shares issued and outstanding for 2005 and 2004, respectively (liquidation values of $0 and $3,978,000)	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized;
20,782,669 and 16,290,467 shares issued and outstanding for 2005 and 2004, respectively	2	2
Additional paid-in capital	40,615	38,585
Warrants and options outstanding	370	610
Accumulated deficit	(33,913)	(28,534)

Total stockholders’ equity	7,074	10,663

Total liabilities and stockholders’ equity	$34,638	$23,405

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended September 30,
	2005	2004
Revenues from telecommunications services	$22,152	$15,712
Operating expenses:
Costs of revenues	14,483	8,711
General and administrative	4,818	3,611
Selling and promotion	4,154	3,937

Total operating expenses	23,455	16,259

Loss from operations	(1,303)	(547)
Other income (expense):
Interest income	26	7
Interest expense	(289)	(139)

Total other expense, net	(263)	(132)

Net loss	(1,566)	(679)
8% Preferred dividends on Series A and B preferred stock	—	(158)

Net loss applicable to common stockholders	$(1,566)	$(837)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	20,783	13,806

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Nine months ended September 30,
	2005	2004
Revenues from telecommunications services	$59,614	$49,183
Operating expenses:
Costs of revenues	38,984	26,863
General and administrative	13,067	11,391
Selling and promotion	12,276	10,665

Total operating expenses	64,327	48,919

Loss from operations	(4,713)	264
Other income (expense):
Interest income	70	29
Interest expense	(698)	(688)
Gain on early extinguishment of debt	—	109

Total other expense, net	(628)	(550)

Net loss	(5,341)	(286)
8% Preferred dividends on Series A and B preferred stock	(38)	(517)

Net loss applicable to common stockholders	$(5,379)	$(803)

Net loss per common share:
Basic and diluted	$(0.26)	$(0.07)
Weighted average common shares outstanding:
Basic and diluted	20,361	12,049

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

					Additional Paid-in Capital	Warrants/ Options Outstanding
	Preferred Stock		Common Stock				Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2005	2,152	$—	16,290	$2	$38,585	$610	$(28,534)	$10,663
Issuance of common stock as part of MyACD acquisition	—	—	563	—	1,284	—	—	1,284
Conversion of preferred shares to common	(2,152)	—	3,743	—	—	—	—	—
Exercise of warrants with cash to purchase common shares, net of issuance costs	—	—	4	—	6	(4)	—	2
Exercise of employee options to purchase common shares	—	—	65	—	156	—	—	156
Cancellation of warrants	—	—	—	—	236	(236)	—	—
Preferred stock dividends	—	—	—	—	—	—	(38)	(38)
Issuance of common shares as payment of preferred stock dividends	—	—	117	—	348	—	—	348
Net loss	—	—	—	—	—	—	(5,341)	(5,341)

Balance at September 30, 2005	—	$—	20,782	$2	$40,615	$370	$(33,913)	$7,074

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,341)	$(286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,112	3,057
Amortization of discount on long-term debt	—	123
Amortization of deferred financing costs	69	75
Changes in operating assets and liabilities (net of the effects of the acquisitions):
Accounts and other receivables, net	—	240
Other current assets	37	—
Other assets	(17)	(201)
Trade accounts payable	2,602	(4,198)
Accrued liabilities	(2,494)	458

Net cash used in operating activities	(32)	(732)

Cash flows from investing activities:
Increase in restricted cash	(1,472)	(58)
Increase in other assets	—	(22)
Acquisition of customer base	—	(758)
Acquisition of MyACD stock	(427)	—
Purchases of property and equipment	(935)	(1,615)

Net cash used in investing activities	(2,834)	(2,453)

Cash flows from financing activities:
Net borrowings and payments under line of credit	1,954	(2,173)
Proceeds from exercise of options and warrants	158	1,945
Private placement of common stock, net of offering costs	—	8,101
Repurchase of common stock	—	(500)
Principal payments on long-term debt	(967)	(6,234)

Net cash provided by financing activities	1,145	1,139

Net decrease in cash and cash equivalents	(1,721)	(2,046)
Cash and cash equivalents at the beginning of the period	4,010	3,055

Cash and cash equivalents at the end of the period	$2,289	$1,009

See accompanying notes

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Nine months ended September 30,
	2005	2004
Supplemental cash flow information:
Cash paid for interest	$742	$646
Supplemental schedule of noncash investing and financing activities:
Issuance of common shares in payment of preferred stock dividend	$348	$786
Accrual of dividend payable on preferred stock	—	517
Property and equipment financed with capital lease obligations	2,797	—
Property and equipment financed through accounts payable	—	—
Issuance of warrants with private placement of common stock	—	189
Issuance of warrants with consulting contract	—	72
Conversion of note payable into common stock	—	300
Issuance of preferred stock to acquire VoIP assets	—	91
Issuance of long-term debt related to acquisition of MyACD, Inc.	4,272	—
Issuance of common stock related to acquisition of MyACD, Inc.	1,284	—
Issuance of long-term debt related to acquisition of Transtel net assets	2,122	—

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

	$5,983

Transactions related to acquisition of Transtel:

On May 1, 2005 the Company acquired all the operating assets and certain liabilities of Transtel Communications, Inc. in exchange for a promissory note (see Note 3). The following is a summary of the acquisition:
Fair value of assets acquired	$6,971
Fair value of liabilities assumed and incurred	(4,849)

Total purchase price (promissory note issued)	$2,122

See accompanying notes

UCN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim financial statements of UCN, Inc. and its subsidiary (collectively, “UCN” or “the Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 30, 2005. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

As of September 30, 2005, UCN had a working capital deficit of $5.1 million, including the current portion of long-term debt and capital lease obligations of $3.0 million. The Company also experienced a net loss during the first three quarters of 2005 of $5.3 million, and the cost of revenue for the nine months ended September 30, 2005 was 65% as compared to 55% during the same period of the prior year. The primary factors causing this decline in operating results over those of the comparable period of 2004 were the decision last year to invest promotion and development resources into leveraging acquired technology and bringing the inContact™ services to market, recently absorbing the operations of acquired Transtel Communications, Inc. during the second quarter of 2005, and the fact that the Company’s largest wholesale telecommunication service vendors significantly increased their prices beginning in the fourth quarter of 2004. Some of the actions the Company is taking to improve the present situation include:

•	During the first half of 2005 the Company renegotiated lower minimum purchase commitments with two of its wholesale telecommunication service vendors over a longer period of time, and thus if necessary now has the flexibility to more easily switch customers to other, lower-cost vendors.

•	Since 2004 UCN has concentrated its marketing efforts on business users of telecommunication services. Recently, the Company has focused resources on promoting its inContact technology services, which carry significantly higher gross margins than traditional long distance services. As a result, the Company has begun to experience higher gross margins from the sales of these technology services. As the Company’s sales mix continues to transition, management believes overall gross margins will improve by the end of 2006. There was no revenue from inContact services earned during 2004, and $1.7 million was earned during the nine months ended September 30, 2005.

•	During the second quarter ended June 30, 2005 the Company acquired the net operating assets of Transtel Communications, Inc., resulting in an immediate increase in revenue recorded during the quarter. While the historical combined operations for the quarter do not yet reflect cost reduction efforts, management has already taken steps to improve the operating results of this business and believes the acquisition will yield additional cash flow.

•	During November 2005 UCN replaced its line of credit arrangement with a revolving credit agreement with a new lender. The new three-year credit facility is in the principal amount of $10 million, and is secured by accounts receivable and certain deposit accounts. Under the terms of the new agreement, UCN will be able to borrow more funds than it was able to under the previous financing arrangement (see Note 13).

•	In October 2005 the Company engaged the services of an investment banker to assist the Company in raising additional equity capital before the end of 2005. UCN proposes to sell up to 3,000,000 shares at a price per share not less than $2.00, along with five-year common stock purchase warrants. In this regard, on November 14, 2005, UCN closed on the sale of 1,250,000 shares and common stock warrants to purchase an additional 312,500 shares at an exercise price of $2.00 per share that expire November 14, 2010, for cash in the amount of $2,500,000. The Company issued an additional 75,000 shares of common stock to the investment banker as compensation for its services.

Management believes these actions will allow the Company to significantly increase its cash flow available from outside sources and from operations in order to meet short-term requirements, and also will eventually result in a return of the Company to overall profitability. There is no assurance, however, that the Company will succeed in its efforts to significantly increase cash flow. If the Company does not achieve meaningful success, it is likely that the Company’s working capital position will not improve and the Company’s ability to pursue its business improvement efforts will be hampered.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During the three months ended September 30, 2005 and 2004, the Company capitalized approximately $112,000 and $118,000, respectively. During the nine months ended September 30, 2005 and 2004, the Company capitalized approximately $383,000 and $531,000, respectively.

Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset and from cash flows generated from customer lists.

Stock-Based Compensation: Employee compensation expense is measured using the intrinsic method. No stock-based compensation cost is reflected in net loss applicable to common stockholders, since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant (see also Recent Accounting Pronouncements below).

The following table illustrates the effects on net loss applicable to common stockholders and loss per share if compensation expense was measured using the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation (in thousands except share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders:
As reported	$(1,566)	$(837)	$(5,379)	$(803)
Pro forma stock-option based compensation	(126)	(103)	(398)	(380)

Pro forma net loss applicable to common stockholders	$(1,692)	$(940)	$(5,777)	$(1,183)

Basic and diluted net loss per common share:
As reported	$(0.08)	$(0.06)	$(0.26)	$0.07
Pro forma basic and diluted net loss per common share	$(0.09)	$(0.07)	$(0.28)	$(0.10)

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2005	2004
Dividend yield	None	None
Expected volatility	47%	63%
Risk-free interest rate	3.88%	3.45%
Expected life (years)	5.0	5.0
Weighted average fair value of grants	$0.92	$1.55

Other Comprehensive Loss: There were no components of other comprehensive loss other than net loss.

Business Segments and Related Information: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company has begun to focus marketing efforts towards providing on-demand contact center software and specialized telecommunications services, in addition to traditional long distance services. Revenues from, and operations involving the newer services, as compared to revenue and operations related to traditional long distance services, are currently not sufficient enough to warrant substantive financial analysis and separate reporting by business segment. As revenue from new products and services increases, UCN expects to begin reporting separate operating information in accordance with SFAS No. 131 beginning in 2006.

Net Loss Per Common Share: Basic net loss per common share (“Basic LPS”) excludes dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted LPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted LPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share, and is therefore not presented.

Following is the reconciliation of Basic and Diluted LPS (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(1,566)	$(837)	$(5,379)	$(803)

Basic LPS:
Weighted average number of common shares outstanding	20,783	13,806	20,361	12,049

Basic net loss per share	$(0.08)	$(0.06)	$(0.26)	$(0.07)

Diluted LPS:
Common and common equivalent shares outstanding:
Weighted average number of common shares outstanding	20,783	13,806	20,361	12,049
Common stock equivalents from options and warrants computed on the Treasury Stock method, using the average fair market value of common stock outstanding during the period	—	660	423	1,126

Shares used in the computation	20,783	14,466	20,784	13,175

Diluted net loss per share (presented only for dilutive periods)	n/a	n/a	n/a	n/a

Recent Accounting Pronouncements: As described above in Stock-Based Compensation, we account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board (“APB”) No. 25, Accounting For Stock Issued to Employees. Accordingly, no compensation expense has been recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment (“SFAS 123R”). This Statement supersedes APB Opinion No. 25, and its related implementation guidance is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability of public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95 to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under ABP Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value-based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value of the stock-based compensation on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value, but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first annual reporting period that begins after June 15, 2005.

The Company will adopt this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously-granted awards that remain outstanding at the date of adoption. Had the Company adopted SFAS No. 123R in prior periods, the impact on net loss per share would have been similar to the pro forma net loss per share presented in accordance with SFAS No. 123 as previously disclosed in this footnote.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-03 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired by the Company after December 15, 2004. The adoption of this Statement on January 1, 2005 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Transtel Communications, Inc.

On May 1, 2005 UCN entered into an agreement with Telephone Electronics Corporation (“TEC”), and with Transtel Communications, Inc., a subsidiary of TEC, wherein UCN agreed to purchase all of the operating assets and certain of the liabilities of Transtel and its subsidiaries. UCN issued to Transtel an eight percent promissory note for the purchase price of $2.12 million, after imputing additional interest. The note is payable in 36 equal monthly installments of principal and interest. The note is secured by certain of the assets acquired, but is subordinate with respect to Transtel-related accounts receivable to the finance company with whom UCN has its line of credit arrangement. At the time of the acquisition, UCN anticipated incurring additional acquisition costs of approximately $2.6 million. Such costs included $1.5 million of involuntary employee termination expenses, and carrier switchover and other shut-down costs, and included $1.2 million related to the present value of assumed operating leases which will not be utilized by the Company, net of estimated sublease rentals. As of September 30, 2005, UCN had paid $981,000 of the employee termination, switchover, and shut-down costs, and had paid $306,000 of the assumed operating lease obligations.

During the three months ended September 30, 2005, the Company obtained additional information in order to finalize the purchase price allocation with respect to a covenant not to compete, and additional switchover costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$2,420
Property, plant and equipment	198
Intangible assets, including customer base	4,106
Other assets	247

Total assets acquired	6,971

Current liabilities	(4,336)
Other long-term liabilities	(513)

Total liabilities assumed	(4,849)

Net assets acquired	$2,122

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$22,152	$22,216	$67,511	$70,200
Net loss applicable to common stockholders	(1,917)	(1,882)	(6,671)	(2,807)
Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.33)	$(0.22)

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

NOTE 4 – INTANGIBLE ASSETS

During the first quarter of fiscal 2005, UCN recorded an additional $6.4 million of acquired software technology in connection with closing the acquisition of MyACD (see Note 3). The technology is believed to have an estimated useful life of four years, and $397,000 and $1.2 million in amortization expense using the straight-line method was recorded during the three and nine months ended September 30, 2005, respectively.

On May 1, 2005, UCN recorded an additional $3.7 million of acquired customer list of Transtel Communications, Inc. (see Note 3). The customer base is expected have an estimate useful life of four years, and $397,000 and $603,000 in amortization expense using an accelerated amortization method was recorded during the three and nine months ended September 30, 2005.

Total amortization expense for all intangible assets for the three and nine month periods ended September 30, 2005 and 2004 was $1.5 million and $729,000, and $3.9 million and $2.2 million, respectively. The Company estimates the useful lives of its acquired customer lists, based on estimated attrition rates, to be three to four years.

Amortization expense for all intangible assets during the three months ending December 31, 2005, and during the four-year period ending December 31, 2009 is expected to be approximately $1.4 million, $5.1 million, $3.3 million, $2.5 million, and $309,000, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Accrued commissions	$1,029	$1,052
Accrued dividends	—	313
Accrued payroll and other compensation	824	504
Current portion of operating lease obligations assumed (see Note 7)	500	—
Assumed acquisition liabilities (see Note 3)	499	—
Other	790	376

	$3,642	$2,245

NOTE 6 – LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Unsecured note payable to the Chairman of the Board, bearing interest at 12 percent, payable monthly, due July 2007.	$349	$349
Unsecured note payable to a former Director bearing interest at 12 percent, payable monthly, due January 2006, and convertible to common stock at $2.00 per share.	250	250
Unsecured promissory notes bearing interest at 10 percent, payable monthly. Principal payments due monthly, based on 10 percent of billings collected from customers acquired from Touch America, Inc. The notes were repaid during August 2005.	—	354
Unsecured promissory note bearing interest at 10 percent, payable monthly. Principal payments due monthly, based on 30 percent of billings collected from customers acquired from Glyphics, Inc. The note was repaid in January 2005.	—	11
Promissory notes payable to two former MyACD stockholders, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Variable principal payments due monthly, based on MyACD service revenue, final principal payments due January 2008	3,773	—
Promissory note payable to a former MyACD stockholder, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Principal payments due monthly, final principal payment due December 2007	277	—
Promissory note payable to Transtel Communications, Inc. and subsidiaries bearing interest at 8 percent, principal and interest payable monthly, secured by certain of the assets acquired from Transtel, final payment due June 2008	1,990	—
Capital leases	2,602	54

	9,241	1,018
Less current portion	(3,045)	(746)

Total long-term debt	$6,196	$272

On January 5, 2005, UCN closed the acquisition of MyACD, Inc. and purchased all of the outstanding capital stock of MyACD from two stockholders. The purchase price paid to MyACD stockholders was made in part by issuing promissory notes which aggregated $4.3 million, after imputing interest at 8.25%. Monthly payments on the notes will total 17 percent of the previous month’s MyACD product and service revenue, with certain minimum and maximum limitations varying over the three-year term of the notes, and a final payment is due January 2008. Amounts relating to these notes included in the current portion of long-term debt reflect the minimum payments due. The notes are secured by MyACD common stock.

In connection with the acquisition of Transtel Communications, Inc., UCN issued to Transtel and subsidiaries a promissory note in the principal amount of $2.12 million. The note accrues interest at the rate of eight percent per annum, and is payable in 36 equal installments of principal plus accrued interest. The note is secured by certain of the assets acquired.

The Company has entered into a capital lease agreement with an equipment finance company for new computer equipment and related software in conjunction with its network expansion activities. In February 2005, equipment aggregating $332,000 was acquired. In April 2005, UCN acquired an additional $487,000 of equipment. During the quarter ended September 30, 2005 an additional $870,000 of equipment was acquired.

During the third quarter 2005 the Company started into a three-year agreement to license an upgraded version of its telecommunications billing software totaling $1.1 million. The obligation is accounted for as a capital lease and will provide capacity for an increased number of telecommunications customers.

NOTE 7 – OTHER LONG-TERM LIABILITIES

In connection with the acquisition of certain assets and liabilities from Transtel Communications, Inc. (see Note 3), the Company assumed certain operating lease obligations for facilities it does not anticipate using. The Company included the present value of these obligations with other liabilities assumed as of the acquisition date. As of September 30, 2005, there was approximately $828,000 still owing on these obligations, of which $328,000 was due over a period of more than one year.

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

During the first quarter of fiscal 2005, investors and employees exercised options and warrants for a total of 69,267 shares of common stock. Total proceeds received by the Company were $158,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005 the Company paid Theodore Stern, Chairman of the Board of Directors, $5,000 per month for consulting, marketing, and capital raising activities. At September 30, 2005, there was $5,000 owed to Mr. Stern. Mr. Stern has also provided certain vendors of the Company with his personal guaranty in the amount of up to $800,000, for which UCN has agreed to indemnify Mr. Stern for any losses for which he may become liable.

During the first half of 2005 and 2004 there were certain debt arrangements with directors more fully described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005. During 2004 most of these obligations were repaid. Interest expense on obligations owed to these directors during the three and nine months ended September 30, 2005 was $18,000 and $54,000, respectively. Interest expense during the three and nine months ended September 30, 2004 was $37,000 and $188,000, respectively.

Three of the Company’s current and prior directors participated in the 1999 Series A and the 2000 Series B Preferred Stock issuances under the same terms as all other outside investors. Accordingly, along with the other former preferred stockholders the participating directors received 17,000 shares of common stock as a final dividend.

NOTE 10 – MAJOR SUPPLIERS

Approximately 61 percent and 70 percent of the Company’s cost of revenue for the nine months ended September 30, 2005 and 2004, respectively, was generated from three of the largest U.S. telecommunication service providers. As of September 30, 2005 and 2004, respectively, the Company owed approximately $3.6 million and $4.6 million to these three providers.

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

NOTE 13 – SUBSEQUENT EVENTS

UCN had a line of credit agreement with a financing company that was replaced by a new revolving credit arrangement with a new lender in November 2005. The new revolving credit facility is in the principal amount of $10 million. The interest rate under the new facility is a fluctuating interest rate per annum equal at all times to the rate of interest announced publicly from time to time by Citibank, N.A. as its base rate plus 2.25%, but in no event less than 9.25%. The term of the facility is three years, but both parties have the right to terminate the facility at any time. The facility is secured by accounts receivable and certain deposit accounts. The facility requires UCN to maintain a restricted cash account for the collection of receivables, which is used to pay down the amount owing on a daily basis, and which is replenished each day by ongoing collections from customers. At the time the new facility was established, UCN drew down approximately $4.8 million to pay off the old credit line.

In October 2005 the Company engaged the services of an investment banker to assist the Company in raising additional equity capital before the end of 2005. UCN proposes to sell up to 3,000,000 shares at a price per share not less than $2.00, along with five-year common stock purchase warrants. In this regard, on November 14, 2005, UCN closed on the sale of 1,250,000 shares and common stock warrants to purchase an additional 312,500 shares at an exercise price of $2.00 per share that expire November 14, 2010, for cash in the amount of $2,500,000. The Company issued an additional 75,000 shares of common stock to the investment banker as compensation for its services.

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

In addition, UCN offers a set of traditional connectivity products. Our dedicated voice T1 product, the Intelligent-T™, and our switched 1+ services enable our customer sites to connect to the Intelligent Network and gain access to our inContact services. Our customers publish UCN toll free numbers to their customer base, enabling inbound callers to be handled through the inContact applications embedded in the Intelligent Network. We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers, and selling through our direct and inside sales force. Revenues from, and operations involving on-demand contact handling services, as compared to these more traditional products, are currently not sufficient enough to warrant substantive financial analysis and separate reporting by business segment.

Results of Operations

Revenue

Total revenues increased 41 percent to $22.2 million for the three months ended September 30, 2005 as compared to $15.7 million for the same period in 2004. Revenues increased 21 percent to $59.6 million for the nine months ended September 30, 2005 as compared to $49.2 million for the same period in 2004. The increases are due primarily to additional revenue derived from the Transtel acquisition, which added $5.6 million in revenue during the third quarter of 2005, and $9.3 million during the nine months ended September 30, 2005. Furthermore, new commercial customers generated by ongoing promotional efforts involving agents, as well as our own internal sales force, generated approximately $2.3 million of additional revenue during 2005’s third quarter and approximately $4.3 million in additional revenue for the first nine months of 2005, but these increases were offset by revenue decreases attributable to customer attrition of approximately $1.4 million for the third quarter of 2005 and approximately $3.2 million for the nine months ended September 30, 2005.

In 2005, we have focused our marketing efforts towards providing on-demand contact center software and business telecommunications services delivered over UCN’s national VoIP network. We believe the opportunity to increase revenues through the sale of enhanced telecommunications services to business customers is much greater than through the sale of traditional long distance services to residential customers. With the technology we acquired in 2003, we have developed a menu of enhanced communication services that we are marketing to our existing business customers and to new prospects through our established independent agent sales channel, value-added resellers and new inside sales operation. As a result of these changes, we are experiencing a transition in our sales mix that will continue into 2006.

Costs of revenue

Costs of revenue for the quarter ended September 30, 2005 was $14.5 million, a 66 percent increase compared to $8.7 million for the comparable period during the prior year. Cost of revenue as a percentage of revenue for the three months ended September 30, 2005 was 65 percent as compared to 55 percent during 2004. Year-to-date, cost of revenue was $39.0 million, a 45 percent increase compared to $26.9 million for the first half of 2004. As percentage of revenue, cost of revenue for the nine months ended September 30, 2005 was 65 percent as compared to 55 percent for 2004. The decrease in gross margin is the result of the combination of lower, more competitive pricing we adopted during 2004 in some of the newer long-distance rate plans, along with the change in our sales mix from residential customers to business customers. We also experienced rate increases from certain wholesale carriers during the fourth quarter of 2004, which also impacted 2005.

Since 2004 UCN has concentrated its marketing efforts on business users of telecommunication services. Recently, UCN has focused resources on promoting its inContact™ technology services which carry significantly higher gross margins than traditional long distance services. As a result, UCN expects to experience higher gross margins from the sales of these technology services. As these efforts proceed, and as UCN’s sales mix continues to transition, management believes overall gross margins will improve by the end of 2006.

General and administrative

General and administrative expenses for the three months ended September 30, 2005 increased 33 percent to $4.8 million compared to $3.6 million in the same period for 2004. Such expenses year-to-date for 2005 increased 15 percent to $13.1 million compared to $11.4 million for 2004. However, expenses for the three and nine months ended September 30, 2005 included $794,000 and $1.8 million of amortization costs related to MyACD technology and the Transtel customer base, which did not affect results for 2004. In addition, during the second quarter of 2005, Transtel-related general and administrative expenses amounting to $739,000 were also included before fully integrating those operations. Excluding the MyACD and Transtel amortization, and administrative expenses attributable to the recent acquisition of Transtel, the remaining general and administrative expenses were 11 percent higher for 2005’s third quarter compared to the prior year, attributable to new costs incurred relating to the Transtel operations, and 8 percent lower for the nine months ended September 30, 2005 compared to the same period in 2004 resulting from cost control efforts and network operating efficiencies implemented during the latter part of 2004.

Selling and promotion

Selling and promotion expenses increased 6 percent to $4.2 million, or 19 percent of revenue, during the quarter ended September 30, 2005, from $3.9 million, or 25 percent of revenue, during the quarter ended September 30, 2004. During the nine months ended September 30, 2005 selling and promotional expenses increased 15 percent to $12.3 million, or 21 percent of revenue, from $10.7 million, or 22 percent of revenue, during the same period of 2004. The increases are the result of the continuing transition in our sales mix during 2005 as higher-commissioned business customers increased, and lower-commissioned residential customers decreased through attrition. In addition, during the latter part of 2004 we added several sales-related personnel, and incurred sales related expenses in connection with developing our marketing program for the inContact™ family of products.

Other income (expense)

Interest expense during the third quarter of 2005 was $289,000, compared to $139,000 during the third quarter of 2004. During the nine months ended September 30, 2005, interest was $699,000 compared to $688,000 for the nine months ended September 30, 2004. The differences resulted from continuing reductions in outstanding debt throughout the latter part of 2004, offset by debt increases during 2005 in connection with the MyACD and Transtel acquisitions, along with additional equipment acquired during 2005 under agreements accounted for as capital leases.

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

Liquidity and Capital Resources

During the first quarter of 2005, investors and employees exercised options and warrants for a total of 69,267 shares of Common Stock. Total proceeds received by UCN, net of offering costs, was $158,000

UCN’s current ratio as of September 30, 2005 decreased to 0.76:1 from 1.11:1 at December 31, 2004. The components of current assets and current liabilities that changed most significantly since the end of 2004 were the current portion of long-term debt obligations, accounts payable and accrued liabilities, and accounts receivable. The primary reason for the changes was the addition of certain assets and liabilities from Transtel Communications, Inc. in connection with the acquisition and the related ongoing business activity.

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

On May 1, 2005 UCN agreed to purchase all of the operating assets and certain of the liabilities of Transtel Communications, Inc. and its subsidiaries. In consideration for the assets acquired and liabilities assumed, UCN issued to Transtel and its subsidiaries a promissory note in the principal amount of $2.12 million. The note accrues interest at the rate of eight percent per annum, and is payable in 36 equal installments of principal plus accrued interest. The note is secured by certain of the assets acquired. At the time of the acquisition, UCN anticipated incurring additional acquisition costs of approximately $2.6 million.

The Company has entered into a lease agreement with an equipment finance company for new computer equipment and related software in conjunction with its network expansion activities. In February 2005, equipment aggregating $332,000 was acquired. In April 2005, UCN acquired an additional $487,000 of equipment. During the quarter ended September 30, 2005 an additional $1.8 million of equipment was acquired. Also during the third quarter 2005 UCN started into a three-year agreement to license an upgraded version of its telecommunications billing software totaling $1.1 million.

At September 30, 2005, UCN had a line of credit agreement with a financing company that was replaced by a new revolving credit arrangement with a new lender in November 2005. The new revolving credit facility is in the principal amount of $10 million. The interest rate under the new facility is a fluctuating interest rate per annum equal at all times to the rate of interest announced publicly from time to time by Citibank, N.A. as its base rate plus 2.25%, but in no event less than 9.25%. The term of the facility is three years, but both parties have the right to terminate the facility at any time. The facility is secured by accounts receivable and certain deposit accounts. The facility requires UCN to maintain a restricted cash account for the collection of receivables, which is used to pay down the amount owing on a daily basis, and which is replenished each day by ongoing collections from customers. At the time the new facility was established, UCN drew down approximately $4.8 million to pay off the old credit line.

As of September 30, 2005, UCN had a working capital deficit of $5.1 million, including the current portion of long-term debt and capital lease obligations of $3.0 million. UCN also experienced a net loss during the first three quarters of 2005 of $5.3 million, and the cost of revenue for the nine months ended September 30, 2005 was 65% as compared to 55% during the same period of the prior year. Some of the actions UCN is taking to improve the present situation include efforts to improve gross margins as mentioned above. As described above, UCN has also increased its revolving credit facility from $5 million to $10 million. In addition, in October 2005 UCN engaged the services of an investment banker to assist the Company in raising additional equity capital before the end of 2005. UCN proposes to sell up to 3,000,000 shares at a price per share not less than $2.00, along with five-year common stock purchase warrants. In this regard, on November 14, 2005, UCN closed on the sale of 1,250,000 shares and common stock warrants to purchase an additional 312,500 shares at an exercise price of $2.00 per share that expire November 14, 2010, for cash in the amount of $2,500,000. The Company issued an additional 75,000 shares of common stock to the investment banker as compensation for its services.

Management believes these actions will allow UCN to significantly increase its cash flow available from outside sources and from operations in order to meet short-term requirements, and also will eventually result in a return to overall profitability. There is no assurance, however, that UCN will succeed in its efforts to significantly increase cash flow. If the Company does not achieve meaningful success, it is likely that UCN’s working capital position will not improve and its ability to pursue its business improvement efforts will be hampered.

Contractual obligations The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of September 30, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable (1)	$6,639	$2,120	$4,519	$—	$—
Capital lease obligations	2,602	926	1,676	—	—
Operating lease obligations	2,793	1,221	1,413	159	—
Interest on above notes and leases	1,227	706	521	—	—
Purchase commitments under service provider contracts	15,750	6,750	9,000	—	—

Total contractual obligations	$29,011	$11,723	$17,129	$159	$—

(1)	In the case of MyACD-related notes, this assumes that minimum monthly payments are made through the maturity date.

Critical accounting policies and estimates

Revenue Recognition – The Company’s revenue recognition policy with respect to reseller agreements is to record gross revenues and receivables from customers when UCN acts as principal in the transaction. The Company recognizes revenue when the customer takes title to the products or services, the customer obtains the risks and rewards of ownership, and when UCN assumes the risk of loss for collection, delivery, or returns. Revenues from sales of services are recognized upon providing the services to the customers. Unbilled revenue from services provided in between billing cycles is estimated. Revenue is derived primarily from business telephony services, including dedicated transport, switched, long distance, and data services. UCN’s customers are principally small and medium-sized businesses and residential customers located nationwide. Revenue for the majority of switched access, dedicated, and long distance service is generally billed on a transactional basis determined by customer usage with some fixed rate elements billed in advance. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements billed in advance are recognized over the period the services are provided. Unbilled revenue from services provided in between billing cycles is estimated.

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

Long-Lived Assets - Our long-lived assets consist of acquired customer lists, patents, and acquired technology. As of September 30, 2005, the carrying value of these assets was approximately $12.6 million, or 36 percent of total assets. We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection.

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

Income Taxes - UCN recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. To date, a valuation allowance has been recorded to eliminate the deferred income tax assets.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Beginning January 1, 2006, that cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Certain Debt Acquired in a Transfer – In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-03 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired by us after December 15, 2004. The adoption of this Statement on January 1, 2005 did not have a material impact on our financial position, results of operations, or cash flows.

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

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. For interest expense, our line-of-credit arrangement has a variable interest rate based on the prime rate. Assuming the outstanding amount at September 30, 2005 was constant over the next twelve months, a one percent change in the prime interest rate would result in a change in interest expense of approximately $47,500 over the next twelve-month period. All other debt instruments have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on September 30, 2005. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its quarterly report on Form 10-Q for the three and nine months ended September 30, 2005.

During the nine months ended September 30, 2005 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 5.	OTHER INFORMATION

At September 30, 2005, UCN had a line of credit agreement with a financing company that was replaced by a new revolving credit arrangement with a new lender on November 11, 2005. The new revolving credit facility is with CapitalSource Finance, LLC, a Delaware limited liability company, and is in the principal amount of $10 million. At the time the new facility was established, UCN drew down approximately $4.8 million to pay off the old credit line. There was no relationship between UCN, including its affiliates, and CapitalSource and its affiliates prior to the transaction.

The interest rate under the new facility is a fluctuating interest rate per annum equal at all times to the rate of interest announced publicly from time to time by Citibank, N.A. as its base rate plus 2.25%, but in no event less than 9.25%. The term of the facility is three years, but both parties have the right to terminate the facility at any time, in which event UCN must pay an early termination fee to CapitalSource equal to a percentage of the maximum principal amount of the facility, which begins with three percent and decreases to one percent in the last year of the revolving facility.

The aggregate amount of all advances at any one time outstanding under the revolving facility can not exceed the lesser of (a) $10 million and (b) the sum of 80 percent of eligible billed receivables, and 60 percent of eligible unbilled receivables; provided, that in determining the amount available for advances eligible unbilled receivables cannot make up more than 25 percent of the availability. Until UCN’s ratio of earnings before interest, taxes, depreciation and amortization (as adjusted for certain cash expenditures) to total debt service is 1:1 or higher for the immediately preceding 12 months, UCN must maintain, after each advance, availability under the revolving facility equal to a minimum of $1,000,000.

The revolving facility is secured by accounts receivable, inventory, deposit accounts, and cash, and any proceeds, replacements, or substitutions thereof. Collateral under the revolving facility does not include any cash that is raised by UCN from the sale of any stock or other securities; or stock or other equity interests held by UCN in its wholly owned subsidiaries. The facility requires UCN to maintain a restricted cash account for the collection of receivables, which is used to pay down the amount owing on a daily basis, and which is replenished each day by ongoing collections from customers.

The revolving facility imposes certain restrictions on UCN’s ability, without the approval of CapitalSource, to incur additional debt, make distributions to stockholders, acquire other businesses or assets, or engage in transactions with affiliates other than compensatory arrangements. The facility provides for the usual and customary events of default for transactions of this type, and includes as an event of default a change in control of UCN, which would occur upon sale of substantially all of the assets of UCN or a change of 50 percent or more in voting control of UCN other than through open market transactions.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

10.1	Revolving Credit and Security Agreement dated November 11, 2005, between UCN, Inc., and CapitalSource Finance LLC

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date: November 14, 2005	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: November 14, 2005	By:	/s/ Brian S. Moroney
Brian S. Moroney
Principal Financial and Accounting Officer