Form 10-K
period 2005-12-31
UCN INC
filed 2006-03-29
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $39,976,381

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 24, 2006 was 23,131,331.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1. BUSINESS

General

UCN, Inc. (UCN) offers a wide range of call management, long distance, toll free, data transmission and related communication service options at competitive prices with superior service levels.

UCN is a “Network Applications Provider” that provides on-demand, hosted, contact handling software (through its “inContact™” applications suite) and business telecommunication services delivered over its own, proprietary national Voice over Internet Protocol network (VoIP Network). The inContact™ application suite includes an integrated package of advanced contact handling, reporting and administration applications along with inControl™, a unique, rapid application development tool.

UCN also offers a set of traditional connectivity products. The Company’s dedicated voice T1 product, the Intelligent-T™, and our switched 1+ services enable our customer sites to connect to UCN’s VoIP Network and gain access to our inContact services. Our customers publish toll free numbers to their customer base, enabling inbound callers to be handled through the inContact applications embedded in the VoIP Network. We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers and selling through our direct and inside sales forces.

UCN was originally formed as a Utah corporation in 1994. In March 1999, the Company changed its corporate domicile from Utah to Delaware through a merger with a Delaware corporation formed for that purpose. When UCN changed its corporate domicile, the UCN changed it name to BUI, Inc., and effected a 1-for-4 reverse split in the issued and outstanding common stock. On April 20, 2000, the Company changed its name to BuyersOnline.com, Inc.; on November 20, 2001, the Company changed its name to Buyers United, Inc., and on July 15, 2004, the Company’s name was changed a final time to UCN, Inc. During 2003, the Company established a wholly-owned subsidiary in Virginia for the purpose of conducting business in that state. Another wholly-owned subsidiary, MyACD, Inc. (MyACD), was acquired on January 5, 2005. MyACD develops and distributes telephony software solutions for call center traffic management and related functions that UCN can now offer to its customers over its VoIP Network.

UCN’s strategy

After a series of strategic acquisitions commencing in 2002, UCN emerged in 2003 with a new product approach that combines an innovative, national VoIP network with on-demand proprietary software for contact handling/contact management applications. Although VoIP in the consumer market has attracted the most attention in the past several years, according to International Data Corp. (IDC), the business market is where significant growth will occur over the next five years. IDC projects a compound growth rate of 282 percent, from $60 million in 2004, to $7.6 billion in 2008 for hosted Internet Protocol (IP) voice services among U.S. businesses. As that pertains to call center management, UCN believes it is on the cutting edge of the evolution in the telecommunications industry from traditional call center management and long distance services to provide an integrated enhanced contact management service.

Many businesses need to manage large levels of telephone traffic with customers and business contacts. With the traditional hardware/software solution, the business owner: 1) purchases a system from an equipment provider, 2) installs the system on site, 3) purchases long distance service from a provider and 4) attaches one to the other. This separation between call management and call delivery has resulted in a fragmented market served by multiple vendors that offer either:

•	High-end, onsite, hardware/software solutions, designed to substantially improve worker productivity. These solutions serve about ten percent of the contact center operations (those with 200 or more agents) based in the United States. that are big enough to afford the large investment needed to purchase the costly equipment, software and technical expertise, or

•	Less expensive hardware/software solutions, affordable by the remaining 90 percent of the market, that have few features, little flexibility and limit the business’s ability to improve worker productivity.

Our strategy is to develop and deploy a call management solution that is affordable, scalable to the business’s call traffic, and offers features that can substantially improve worker productivity in small or large call centers at the same level as high-end traditional systems.

We acquired our VoIP Network in December 2002. In October 2003, we obtained certain rights to software technology for call management from MyACD, Inc. (MyACD). Our solution is to merge call management and call delivery on the VoIP Network, which began with our inContact™ call management product, and has now evolved to UCN Intelligent-T dedicated services. With these products

•	The call management function is performed with the software that resides on our VoIP Network,

•	Call delivery runs through our VoIP Network so the software can perform its management function, and

•	Call traffic is routed and delivered to where the business wants it to go by using dedicated and/or switched services that we provide.

In essence, our products: 1) eliminate the need for traditional call management hardware/software, 2) replace it with software on our VoIP Network, and 3) deliver robust call management functions to the business with long distance service. Using this strategy, UCN has evolved from being a long distance provider to be a Network Application Provider, which we believe will be the next generation of service providers in the telecommunication industry.

During the last two years of packaging and refining our network applications, we have developed a marketing capacity and a customer base to create immediate opportunities for sales of our products and services to both existing and new customers. We have a network of experienced sales agents through which we can now market our inContact and Intelligent-T products and services. Beginning in December 2002 and continuing into 2005 we also added a substantial number of long distance customers (business and residential) through purchases of customer accounts.

Recent developments and acquisitions

Equity financing

On December 22, 2005, UCN completed an additional placement to institutional and accredited investors. UCN sold 950,000 shares of common stock and 237,500 common stock purchase warrants for cash in the total amount of $1.9 million. UCN issued 57,000 shares of common stock to Roth Capital Partners, LLC, the placement agent, as compensation for its services. The proceeds of the private placement will be used for working capital, to fund sales and marketing related programs and for product development.

On November 14, 2005, UCN, Inc. completed a private placement to institutional and accredited investors. UCN sold 1,250,000 shares of common stock and 312,500 common stock purchase warrants for cash in the total amount of $2.5 million. UCN issued 75,000 shares of common stock to Roth Capital Partners, LLC, the placement agent, as compensation for its services. The proceeds of the private placement will be used for working capital, to fund sales and marketing related programs and for product development.

Revolving credit facility

UCN had a line of credit agreement with a financing company that was replaced by a new revolving credit arrangement with a new lender in November 2005. The new revolving credit facility has a maximum borrowing amount of $10 million and has a variable interest rate equal to Citibank’s announced base rate plus 2.25%, but in no event less than 9.25%. The rate at December 31, 2005 and 2004 was 9.41% and 8.25%, respectively. The facility has a three year term; however both parties have the right to terminate the facility at any time. The facility is secured by accounts receivable and certain deposit accounts. On December 31, 2005, the Company had financed the maximum amount available based on eligible accounts receivable at that time. Under the provisions of both the old and new credit facilities, UCN is required to maintain a restricted cash account for the collection of receivables. The restricted cash accounts are used to pay down the amount outstanding and are replenished from ongoing collections from customers. UCN had $651,000 and $892,000 of restricted cash associated with the line of credit arrangements at December 31, 2005 and 2004, respectively. The agreement also requires the Company to maintain a minimum operating cash balance of $1.5 million beginning in February 2006. This minimum requirement can be adjusted to $1 million and then to $500,000 if UCN achieves certain minimum debt coverage ratios at various times later in the same year. The agreement also requires UCN to achieve other minimum debt coverage ratios beginning in June 2006 and throughout the term of the agreement. Management believes the Company was in compliance with all covenants at December 31, 2005.

Acquisitions

On May 1, 2005, UCN agreed to purchase all operating assets and certain liabilities of Transtel Communications, Inc. and its subsidiaries (Transtel). In consideration for the assets acquired and liabilities assumed, UCN issued a promissory note of $2.1 million to Transtel. The note accrues interest at eight percent, is payable in 36 equal installments of principal plus accrued interest and is secured by certain assets acquired from Transtel. As part of the acquisition, UCN incurred additional acquisition costs of approximately $2.7 million.

On January 5, 2005, UCN closed the acquisition of MyACD, Inc. (MyACD) and purchased all of the outstanding capital stock of MyACD from its stockholders. The Company issued promissory notes of $4.3 million to acquire the net assets from MyACD stockholders, which included imputed interest over the life of the notes. In addition to the promissory notes, the Company paid cash of $427,000 and issued 562,985 shares of UCN common stock. Monthly payments on the notes will total 17 percent of the previous month’s MyACD product and service revenue, with certain minimum and maximum limitations varying over the three-year term of the notes. Any unpaid principal on the notes is due January 2008.

Services and products

Historically, UCN has been an aggregator and provider of telecommunications services. We will continue this business as we ramp up marketing and distribution of the inContact and Intelligent-T services we offer as a Network Applications Provider.

As an aggregator, we contract with a number of third party providers for the right to resell various telecommunication services and products to our customers. The variety of traditional services and products we offer enables our customers to: 1) buy most of those telecommunications services they need from one source, 2) combine those services in a customized package, 3) receive one bill for those services, and 4) make one call to UCN if a service problem or billing issue arises. Our network applications will not be suitable for all businesses, simply because many businesses do not need that level of functionality. To those businesses, we will continue to offer traditional telecommunications products with the same level of quality service our customers have come to expect. Traditional services UCN sells singly or bundled to meet customer needs include the following:

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

The UCN inContact product suite includes the following components:

•	inControl: A rapid application development tool with a visual drag-and-drop programming interface for creating or modifying contact handling processes. Using this tool, custom interactive voice response and skills-based routing applications can be created. Entire contact handling processes can be built that do everything from playing a specific message to asking the caller for identifying input in order to more intelligently process the call. InControl is the starting point for creating the customer communications applications.

•	Web Manager: A browser-based interface for handling administrative tasks such as setting up user accounts, creating skill groups and managing agent skills. The tool is also used to assign phone numbers to computers so that screen pops will be delivered to the right workstation.

•	myAgent: A desktop application that communicates to inContact when the user is available or unavailable. Through this and the related myPhone interface, the user executes various tasks such as dial a phone number from the workstation or answer phone calls, emails, faxes or web chats.

•	inTouch: A reporting, monitoring and recording tool for viewing real-time and historical operations statistics, such as how many calls were handled within a customer-defined “acceptable” timeframe.

Typically, contact center operations find they have to deal with multiple vendors and engage expensive systems integration expertise when trying to work across multiple remote locations or when adding multimedia contact features such as email, fax or chat to their standard voice handling equipment or when making changes to their contact flow process. By implementing the UCN inContact suite of products, that process is dramatically simplified.

Reporting features provided in traditional systems are yet another set of expensive add-on products with serious limitations for those seeking to reduce costs by employing at-home workers. Typically, monitoring, reporting and recording applications cannot be applied to remote workers (employees working from home) nor can a manager get a “rolled-up” view of all workers when the operation has two or more call center locations. Without good management tools, operations often suffer from poor customer service and poor worker efficiency. The reporting and monitoring features of inContact provide a real-time solution to these problems.

Marketing strategy

UCN employs two distinct brands for our telecommunications services, “UCN” or “United Carrier Networks” for reselling traditional long distance and related telecommunication services to commercial and business customers and “inContact” for the family of inContact and Intelligent-T products marketed to call centers and other businesses that need to manage a large volume of incoming customer or consumer telephone traffic.

UCN markets its services primarily through independent sales agents. We engage independent telecommunications agents around the country who sell primarily to commercial and business customers. Independent agents are responsible for a substantial amount of annual U.S. telecommunication sales to commercial and business users. The service we developed is targeted to the independent agent and is intended to make available to the agent a coordinated package of services designed to be attractive to business customers.

We have been, and should continue to be, successful in engaging independent agents because our package of services appeals to commercial customers, and our agents benefit from our back office support infrastructure, incentive programs and customer retention efforts. We support our agents with training in both traditional and inContact products.

Provisioning

The VoIP Network enables our customers to use existing telephone, fax machine, pager, or modem equipment to achieve high-quality communications through Internet Protocol technology. The VoIP Network consists of a fully integrated dedicated network of equipment and leased telecommunications lines augmented by the licensed “softswitch” software. Our software provides the necessary operational platform for the enhanced services we offer through our inContact family of products. The VoIP Network is a data packet-based network that ties together local loop dial-up and broadband connections via gateways located in Salt Lake City, Dallas, and Los Angeles. Each of these gateways consists of off-the-shelf hardware elements and the softswitch software. The softswitch software can distinguish among and “handle” voice, fax, and modem communications as programmed for the customer’s suite of service selections.

UCN is also a reseller of domestic and international long distance and other services provided by national and regional wholesale providers. Our primary providers are MCI, Qwest, Global Crossing, AT&T, WilTel, and Level 3.

The contracts with our providers are standard and customary in the industry, requiring payment net 30 days for minutes used in a month and designate UCN as the point of contact for all customer service calls. These agreements are for one to three years and are generally renewable at the end of each contract term, when rates are often renegotiated on the basis of prevailing rates in the industry. Qwest, MCI and Global Crossing accounted for approximately 62 percent of our cost of revenues in 2005, 70 percent in 2004, and 90 percent in 2003.

UCN also acquires, from its service providers, dedicated long distance service, toll-free 800/888/877/866 services, dedicated data transmission service and calling cards. These services and fees are billed to us as stated in our contracts with our providers and are payable on the same terms as switched long distance service.

We maintain a call center in Bluffdale, Utah for receiving customer service and billing inquiries. As of December 31, 2005, we had 15 customer service personnel to respond to customer calls who are available from 7:00 a.m. to 7:00 p.m. Monday through Friday and 8:00 a.m. to 5:00 p.m. on Saturday. We also provide emergency service 24-hours a day, seven days a week. We place a high priority on customer service since we believe that when our rates are similar to rates offered by our competitors, service is a primary factor in acquiring and retaining customers.

Technology and our business

UCN has always leveraged information technology to create consistent streamlined business processes. UCN relies on the following systems, which represent its current technology initiatives:

•	UCN’s automatic customer call distribution system is a unified solution for managing customer communications that integrates telephone, email, fax, web text chat, and co-browsing into a unified interface. The distribution system enables UCN to enhance customer relationships, reduce costs, and improve the management of all types of business communications.

•	UCN’s CostGuard® system is a fully convergent, open and flexible billing system designed to facilitate collaboration among customer service representatives, business affiliates, and customers. Customers can access the system through a standard smart-client to initiate and fulfill billing and service tasks. UCN believes the CostGuard system provides a consistent and flexible billing solution that supports our current needs and is expandable for future growth.

•	UCN’s VoIP Network employs an architecture emphasizing security, reliability, and carrier diversity. A “Security in Layers” approach has been adopted utilizing security enforcement points comprised of inspection firewalls, packet filters and prevention systems. Measures have been implemented to audit data integrity and access. Significant subsystems are geographically dispersed and data replicated between sites to protect against fiber optic disruption or other environmental event.

Full backups of all our core data are performed weekly and differential backups are performed nightly. Transaction log backups take place every 30 minutes. We use SSL encryption to protect sensitive areas of our customer information and service-oriented websites. Remote access to our systems is made possible through a 168 bit encrypted Virtual Private Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local desktops are scanned for viruses on a real-time basis and report to a central server. We believe our backup, maintenance and security systems are adequate for preserving the delivery of service to our customers and operation of our business without significant outages or interruptions. However, an extraordinary unforeseen and catastrophic event is always possible that could have a significant impact on our business.

Government Regulation

Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States. Any violations of the regulations may subject us to enforcement penalties. The Federal Communications Commission (FCC) has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate long distance communications services. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, but not all, present and proposed international, federal, state and local regulations and legislation that are likely to materially affect us. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telecommunications industry or us at this time. Some of these future legislative, regulatory or judicial changes may have a material adverse impact on our business.

Regulation by the Federal Communications Commission

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

Universal Service

In 1997, the FCC issued an order, referred to as the Universal Service Order, to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service. The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the “Universal Service Funds”). The periodic contribution requirements to the Universal Service Funds under the Universal Service Order are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC, which we measure and report in accordance with the legislative rules adopted by the FCC. The contribution rate factors are determined quarterly and carriers, including us, are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic true up. We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our services, either as a separate surcharge or as part of the base rate. In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state. As with any regulatory obligation, if a federal or state regulatory body determines that we have incorrectly calculated and/or remitted any universal service fund contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. Furthermore, if the FCC determines that we have incorrectly calculated and overstated a separately invoiced line item identified as a recovery of contributions to the Universal Service Funds we could be required to repay any such over-collection and be subject to penalty.

The FCC is currently considering several proposals that would fundamentally alter the basis upon which our Universal Service Fund contributions are determined and the means by which such contributions may be recovered from our customers, changing from a revenue percentage measurement to a connection (capacity) or telephone number (access) measurement. Because we pass through these contributions to consumers, a change in the contribution methodology would not directly affect our net revenues; however, a change in how contributions are assessed might affect our customers differently than the customers of competing services, and therefore could either increase or decrease the attractiveness of our services. The timing and effect of any FCC action on this proposal is not yet known.

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

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of inter-carrier compensation.” Several different industry groups have submitted access charge reform proposals to the FCC. The FCC has not yet acted on these proposals and it is not yet known when it will act. Therefore, at this time we cannot predict the effect that the FCC’s ultimate determinations regarding access charge reform may have upon our business.

Taxes and Regulatory Fees

We are subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, the Federal excise tax, FCC universal service fund contributions and regulatory fees, and numerous public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

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

International Telecommunications Services—Section 214

In the United States, to the extent that we offer services as a carrier, we are required to obtain authority under Section 214 of the Communications Act of 1934 to provide telecommunications service that originates within the United States and terminates outside the United States. We have obtained the required Section 214 authorization from the FCC to provide U.S. international service. As a condition of our Section 214 authorization, we are subject to various reporting and filing requirements. Failure to comply with the FCC’s rules could result in fines, penalties, forfeitures or revocation of our FCC authorization, each of which could have a material adverse effect on our business, financial condition, and results of operation.

State Regulation

Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The Regional Bell Operating Company’s (RBOC) and other local exchange carrier’s (LEC) have been seeking reduction of state regulatory requirements, including greater pricing flexibility, which, if granted, could subject us to increased price competition.

Regulation of Internet Telephony and other IP-Enabled Services

The use of the Internet to provide telephone service is a fairly recent market development. At present, we are not aware of any domestic, and only aware of a few foreign, laws or regulations that prohibit voice communications over the Internet.

United States

We believe that, under U.S. law, the Internet-related services that we provide constitute information services as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the FCC or any state agencies charged with regulating telecommunications carriers. We cannot provide assurances that our Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our business, operating results, financial condition and future prospects.

The advent of Voice over Internet Protocol (VoIP) services being provided by pure play VoIP providers, such as Vonage, cable television and other companies, and the increased number of traditional telephone companies entering the retail VoIP space has heightened the need for U.S. regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether or under what terms VoIP traffic may be subject to inter-carrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the USF of the Communications Assistance for Law Enforcement Act (CALEA). The FCC is addressing many of these issues through its “IP-Enabled Services Proceeding”, which opened in February 2004.

Due to perceived urgency, however, the FCC did take some specific actions outside of the broad IP-Enabled Services Proceeding to address emergency services and law enforcement issues. On June 3, 2005, the FCC issued an order establishing rules requiring interconnected VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement. And, on August 5, 2005, the FCC announced the extension of CALEA to certain types of VoIP providers. Any additional regulation of IP-based services concerns us and we must therefore remain diligent with respect to evaluating the impact of FCC proposals and decisions. However, based on the nature of the IP-enabled services we currently provide, we do not believe either FCC decision will materially adversely affect our business, operating results, financial condition or future prospects.

The FCC has also considered whether to impose surcharges or other common carrier regulations upon certain providers of VoIP or Internet telephony. While the FCC has presently refrained from such regulation, the regulatory classification of Internet telephony remains unresolved. If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and pay access charges to local telephone companies. A decision to impose such charges could also have retroactive effect, which could materially adversely affect us. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects.

States

State regulatory authorities may also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so.

Other General Regulations

Although we do not know of any other specific new or proposed regulations that will affect our business directly, the regulatory scheme for competitive telecommunications market is still evolving and there could be unanticipated changes in the competitive environment for communications in general. For example, the FCC is currently considering rules that govern how Internet providers share telephone lines with local telephone companies and compensate local telephone companies. These rules could affect the role that the Internet ultimately plays in the telecommunications market.

Competition

As a provider of hosted contact handling applications, the majority of market share in this segment is still held by traditional customer premises equipment (CPE) manufacturers, such as Avaya, Nortel, Cisco. This method of providing services, via onsite equipment and software, is now being challenged by a group of younger companies. These companies provide hosted, on-demand application services to customers. Market share among this group of hosted services providers is still fragmented, with no clear market leader having emerged as yet.

Building recognition for our inContact brand is beneficial to attracting additional customers and new strategic alliances. Our failure to promote and maintain our brand successfully may result in slower growth, loss of customers, and loss of market share and strategic alliances. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which includes promotional programs and public relations activities.

In regards to our telecommunications business, the U.S. long distance telecommunications industry is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants such as AT&T, Sprint and MCI. UCN also competes with other national and regional long distance carriers that employ various means to attract new subscribers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments, and other incentives. The ability of UCN to compete effectively will depend on its ability to provide quality services at competitive prices.

UCN competes on the basis of variety of services offered, customer billing and service, and price. We offer a selection of telecommunications products to our customers directly and through agents. We believe customers are attracted by the fact that UCN consolidates all services on one bill. Our agents can complete a sale at the customer site and are paid commissions on those sales. With UCN, customers are not forced to take bundled services or enter into long-term contracts for contact handling solutions, which we believe are typical sales practices of competitors. Because our customer contracts are based on user requirements rather than bundled services, UCN delivers only the requested services at an appropriate capacity and competitive price.

Employees

As of December 31, 2005, UCN employed a total of 181 full time and 15 part time persons. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Business Segments

The Company has focused marketing efforts towards providing on-demand contact center software and specialized telecommunications services, in addition to traditional long distance services. Revenues and operations involving these services, as compared to revenue and operations related to traditional long distance services are currently not sufficient to require separate reporting by business segment. As revenue from new products and services increases, UCN expects to begin reporting separate operating information in accordance with SFAS No. 131 beginning in 2006.

Additional information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports and other information with the Securities and Exchange Commission. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.ucn.net as soon as reasonably practicable after electronically filing such materials with the Securities and Exchange Commission. They may also be obtained by writing to UCN, Inc., 14870 Pony Express Road, Bluffdale, Utah 84065. In addition, copies of these reports may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

ITEM 1A. RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to an investment in our common stock. It is not possible to anticipate or predict every risk that may, in the future, prove to have a significant affect on UCN. Additional risks, including those that are currently not known to us or that we currently deem immaterial, may also impair our business operations.

inContact and Intelligent-T are new product offerings so we have no history with the product to determine whether we will be successful in penetrating the market.

Over the past two years UCN has expended significant time and resources in acquiring and developing its VoIP Network and the contact management software embodied in inContact and Intelligent-T. We continued refining our product offerings and marketing efforts during 2005. It is too soon to tell how successful we will be in achieving meaningful market penetration at a level that will enable us to recoup our investment and improve our results of operations in future periods. If we have poor or mediocre results from marketing these new products, it would likely have a material adverse effect on our results of operations and financial condition.

Our results of operations have shown significant fluctuations over the past several years, which could impact the resources we have to pursue our business and adversely affect an investment in UCN.

Our net loss applicable to common stockholders was approximately $8.2 million for the year ended December 31, 2005, compared to $2.8 million for 2004 and compared to net income applicable to common stockholders of $301,000 for the year ended December 31, 2003. Our results of operations is a result of a number of factors, including,

•	significant costs incurred in the acquisition and development of our VoIP Network and inContact family of products,

•	costs related to the acquisition of assets from Transtel Communications and the acquisition of MyACD that were incurred in 2005 and not in earlier periods,

•	pricing pressure on long distance rates that could continue to narrow the difference between revenue and cost of service, and

•	surges in revenue resulting from acquisitions of customer accounts that diminish in subsequent periods through customer attrition.

Continued losses caused by these and other factors would diminish the working capital we have available to pursue implementation of our Network Application Provider business.

Declines in our results of operations increases the risk of breaching financial covenants in our revolving credit facility, which could result in a default and accelerate maturity of the loan thereby depleting our working capital and likely making it impossible for us to fund our operations.

Our results of operations and resulting cash flow have shown significant fluctuations over the past several years. In the past we did not have a revolving credit facility. In November 2005, we established a revolving credit facility under which we borrow against eligible receivables to fund our current working capital requirements. The revolving credit facility imposes certain financial covenants, including, that we achieve a fixed charge coverage ratio, measured monthly, of at least 0.4:1 for the calendar month ending June 30, 2006; 0.6:1 for the calendar month ending on July 31, 2006; 0.7:1 for the calendar months ending on August 31 and September 30, 2006; and 1:1 for the calendar month ending on October 31, 2006 and for each month thereafter.. The fixed charge coverage ratio is the ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization) less taxes paid in cash or accrued and non-financed capital expenditures, to our fixed charges, consisting of total debt service and dividends. Poor performance in our results of operations and cash flow in subsequent periods could result in a default in our financial covenants under the revolving credit facility, which would entitle the lender to suspend making further advances and accelerate maturity of the loan. Such an event would substantially deplete working capital available to fund our current operations and make it difficult for us to continue operating.

Our operating results may be negatively impacted by the pricing decisions of our competitors and our providers. We may not be able to mitigate this impact with our other services.

Our costs of revenues from period to period are affected by the pricing for long distance service we can obtain from the wholesale providers of these services. We must price our services at levels that are competitive in the marketplace so costs of revenues affect the rates we offer to customers and our resulting revenues. This industry has a history of downward pressure on long distance service rates as a result of competition among providers. To acquire and retain customers, we offer these services at prices that are competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to customers, which will reduce revenues. On the other hand, higher prices charged by our providers will increase our costs of revenues and cut into gross profit margins unless we raise prices to our customers, which may be difficult for us to do if our competitors are not subject to the same upward pricing pressures or chose not to increase prices notwithstanding such pressure. To make up for potential reductions in either revenues or gross profits, we have moved to being a Network Application Provider of enhanced connectivity and call management services, which are not subject to rate changes and have much higher and stable margins. The Network Application Provider services we offer still make up a relatively small portion of our revenues. We may not be successful in making these new services a major component of our revenue mix and improve our gross margins.

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

The enhanced services we offer, such as automatic call distribution, fax to email, real time account management, and the inContact family of products, are provided to customers through a dedicated network of equipment we own connected through leased telecommunications lines with capacity dedicated to us that is based on Internet protocol. Communication initiated by the customer is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network because it lowers our cost of providing the service from using traditional transmission methods.

We lease telecommunication lines and space at co-location facilities for our equipment, which represents the backbone of our dedicated network, from third party suppliers. If any of these suppliers is unable or unwilling to provide or expand their current levels of service to us, the services we offer to customers would be adversely affected. We may not be able to obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. Any resulting disruptions in the services we offer that are provided over our dedicated network would likely result in customer dissatisfaction and adversely affect our operations. Furthermore, pricing increases by any of the suppliers we rely on for the dedicated network could adversely affect our results of operations if we are unable to pass pricing increases through to our customers.

Our business could be materially harmed if our computer systems were damaged.

Substantially all of our dedicated network systems are located at three locations in Los Angeles, Salt Lake City and Dallas. Our customer service, billing, and service management systems are located at our offices in Bluffdale, Utah. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error, or other similar disruptive problems could also adversely affect our systems. Accordingly, any significant systems disruption could have a material adverse effect on our business, financial condition, and results of operations.

We use the Internet in various aspects of our business. The viability of the Internet as an information medium and commercial marketplace will depend in large part upon the stability and maintenance of the infrastructure for providing Internet access and carrying Internet traffic.

Historically we have relied on the Internet for customer service and billing, and now we rely on the Internet to deliver our Network Application Provider services. Failure to develop a reliable network system or timely development and acceptance of complementary products, such as high-speed access systems, could materially harm our business. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased government regulation. If the Internet does not remain a viable conduit for data and transactional traffic or the manner in which it now operates changes significantly, then our business and results of operations could be adversely affected.

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

Our growth and results of operations are unknown, which means an investment in us has greater risk.

UCN experienced significant growth beginning in 2003, primarily through internal growth and the purchase of customer accounts. Continuing on with the acquisition of Transtel Communications assets and MyACD in 2005, we have substantially increased our operations and revenues. We cannot predict if or when another such acquisition opportunity may present itself. Consequently, it is not possible to predict with any certainty the growth of our business over the next year, whether internally or through acquisitions. Our ability to continue our growth and improve upon results of operations will depend on a number of factors, including our ability to promote and gain market acceptance of our Network Application Provider services, to maintain and expand our independent agent network, to fund purchases of customers or acquisitions, to meet existing and emerging competition, and to maintain sufficient profit margins despite pricing pressures. Furthermore, the growth and development of our business may be harmed if we are unable to adapt and expand our systems, procedures, and controls to support and manage our growth. All of these factors indicate there could be fluctuations in our results of operations and volatility in our stock price that could expose an investor to greater risk.

Our inability to promote our name and service could adversely affect the development of our business.

Building recognition of our selected service and brand names is beneficial to attracting additional customers, obtaining favorable reseller agreements with providers of long distance and establishing strategic relationships with independent agents and businesses that can facilitate or enhance our service offerings and marketing efforts. Our failure to successfully establish, protect, promote, and maintain our service and brand names may result in slowed growth, loss of customers, loss of market share, and loss of strategic relationships. We may not be able to establish and promote our service and brand names as fully as we would like, which will affect the way we promote our service and brand name to enable us to be more competitive or improve our results of operations.

Our development of enhanced services could subject us to claims of patent infringement that would adversely affect our results of operations.

We offer enhanced telecommunications and related software services through our dedicated network. Certain enhanced services similar to some of the services we offer have been the subject of claims by certain patent holders that providing the enhanced services violates existing patent rights covering the manner and method by which the services are performed. We may not be aware of claims that have arisen alleging enhanced services we offer infringe on intellectual property rights of others. Infringement of intellectual property rights would have an adverse impact on the net revenue generated from sales of the enhanced services.

Regulation of IP telephony services is unclear, so the imposition of significant regulation in the future could adversely affect our operations.

We deliver our enhanced services and move other long distance service through our VoIP Network. At both the Federal and state level, proceedings and investigations are pending with respect to whether IP-enabled voice communications are telecommunications services subject to Federal and state regulation. A determination that such services are subject to regulation would likely increase the cost of services we provide, which would adversely affect our results of operations. It is unknown whether Federal or state governments will not impose regulation on IP-enabled communications in the future that would add substantially to our costs of doing business.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

As of December 31, 2005, we have 23,114,669 shares of common stock outstanding, of which 16,012,091 shares may be sold in the public market without restriction, and the balance of 7,102,578 shares may be sold subject to the volume, timing, and other conditions of Rule 144 adopted under the Securities Act of 1933.

In addition, we have outstanding warrants, options and a convertible note to acquire a total of 4,465,003 additional shares that are registered for sale by the holders in the public market under current registration statements filed with the Securities and Exchange Commission. Assuming all these warrants, options, and rights are exercised, there would be 27,579,672 shares of common stock issued and outstanding. We have also reserved for future issuance 1,643,154 additional shares of common stock as follows:

•	Up to 1,373,938 shares underlying other warrants and options that were granted and remained outstanding as of the date of this prospectus; and

•	Up to 269,216 shares reserved for issuance under our stock plans.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2. PROPERTIES

UCN leases executive office space in Bluffdale, Utah, a suburb of Salt Lake City. The offices consist of approximately 30,000 square feet. The current monthly lease rate is approximately $34,000. The lease for office space expires in November 2007, but we have an option to renew the lease for an additional three to five years. UCN believes that the office space included in the Bluffdale facility is adequate for its anticipated needs.

Through May 2008, UCN is leasing 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a current monthly cost of approximately $10,000. As of March 15, 2005, we have sublet this space for the same monthly amount.

UCN also currently utilizes other leased properties obtained in its acquisition of Transtel Communications in 2005. We lease a total of approximately 25,000 square feet of office space in downtown Salt Lake City, Utah, at a monthly cost of approximately $28,000, of which approximately $3,000 is being paid under a month-to-month arrangement and the remainder under a lease agreement that expires in September 2009. We lease 4,000 square feet of office space and related equipment space in Los Angeles, California, at a monthly cost of approximately $15,000 under agreements that expire in July 2009.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2005.

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

Calendar Quarter Ended:	High Bid ($)	Low Bid ($)
March 31, 2005	3.05	2.60
June 30, 2005	2.65	1.82
September 30, 2005	2.09	1.65
December 31, 2005	2.05	1.70

Calendar Quarter Ended:	High Bid ($)	Low Bid ($)
March 31, 2004	3.35	2.52
June 30, 2004	3.08	2.40
September 30, 2004	2.99	2.05
December 31, 2004	3.05	1.89

Since inception, no dividends have been paid on the common stock. UCN intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. At March 24, 2006, there were 23,131,331 shares of common stock outstanding and 3,021 holders of record of the common stock. UCN’s transfer agent is Atlas Stock Transfer Corporation, 5899 South State Street, Salt Lake City, Utah, 84107.

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

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	837,117	$2.31	195,616
Equity compensation plans not approved by security holders	2,688,761(1)	$2.38	N/A
Total	3,525,878	$2.37	195,616

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the Board of Directors.

Repurchases of common stock

There were no repurchases of equity securities by UCN in the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2005. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of UCN. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report. Information regarding the years ended December 31, 2003, 2002 and 2001 can be obtained through our web site at www.ucn.net or by writing to UCN, Inc., 14870 Pony Express Road, Bluffdale, Utah 84065. In addition, copies of these annual report filings may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

Consolidated Statement of Operations Data (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Revenues (1)	$81,587	$65,159	$63,313	$30,163	$14,342

Net income (loss) (1)	(8,147)	(2,113)	1,175	330	(6,068)
Net income (loss) applicable to common stockholders (1)	(8,185)	(2,785)	301	(420)	(6,827)

Net income (loss) per share:
Basic	$(0.40)	$(0.22)	$0.05	$(0.07)	$(1.49)
Diluted	$—	$—	$0.04	$—	$—

Consolidated Balance Sheet Data (in thousands):

	December 31,
	2005	2004	2003	2002	2001
Total assets	$35,643	$23,405	$23,971	$13,145	$4,332
Long-term obligations	5,758	272	646	3,888	3,615

Cash dividends per common share	$—	$—	$—	$—	$—

(1)	This amount includes the actual results of the Company which include several significant acquisitions as discussed further in Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

UCN is a “Network Applications Provider” that provides on-demand, hosted, contact handling software and business telecommunication services delivered over the UCN national Voice over Internet Protocol network (VoIP Network). The inContact™ application suite includes an integrated package of advanced contact handling, reporting and administration applications and inControl™, a unique, rapid application development tool.

UCN also offers a set of traditional connectivity products. Our dedicated voice T1 product, the Intelligent-T™, and our switched 1+ services enable our customer sites to connect to the VoIP Network and gain access to our inContact services. Our customers publish toll free numbers to their customer base, enabling inbound callers to be handled through the inContact applications embedded in the VoIP Network. We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers and selling through our direct and inside sales force. Revenues and operations involving on-demand contact handling services, as compared to these more traditional products, are currently not sufficient enough to warrant substantive financial analysis or separate business segment reporting.

On May 1, 2005, UCN agreed to purchase all operating assets and certain liabilities of Transtel Communications, Inc. and its subsidiaries (Transtel). In consideration for the assets acquired and liabilities assumed, UCN issued a promissory note of $2.1 million to Transtel. The note accrues interest at eight percent, is payable in 36 equal installments of principal plus accrued interest and is secured by certain assets acquired from Transtel. As part of the acquisition, UCN incurred additional acquisition costs of approximately $2.7 million.

In January 2005, UCN completed the MyACD acquisition at a purchase price of approximately $6.7 million. With the MyACD technology and our national VoIP Network we offer, as a provider, on-demand proprietary telephony software for contact handling/management applications. We are changing the way mission critical applications are delivered and priced for the contact center marketplace, or for any business or department seeking to improve how it manages the productivity and quality of its customer contact opportunities.

Results of Operations

Revenues

Total revenues increased 25 percent to $81.6 million for the year ended December 31, 2005 as compared to $65.2 million for the same period in 2004. The increase is due primarily to additional revenue derived from the Transtel acquisition, which added $14.6 million in revenue during 2005. Furthermore, new commercial customers, generated by ongoing promotional efforts involving agents as well as our own internal sales force, generated approximately $6.1 million of additional revenue. However, these increases were offset by revenue decreases attributable to customer attrition of approximately $5.2 million for the twelve months ended December 31, 2005.

In 2005, UCN has focused its marketing efforts towards providing on-demand contact center software and business telecommunications services delivered over UCN’s national VoIP network. We believe the opportunity to increase revenues through the sale of enhanced telecommunications services to business customers is much greater than through the sale of traditional long distance services to residential customers. With the technology acquired, we have developed a menu of enhanced communication services that we are marketing to our existing and new customers through our multiple sales channels. As a result of these changes, UCN is experiencing a transition in its sales mix.

Total revenues increased three percent to $65.2 million for the year ended December 31, 2004 as compared to $63.3 million for the same period in 2003. The increase was partly due to revenues derived from the acquisition of customers from Source Communication, LLC, which closed in March 2004. We also generated growth internally from ongoing promotional efforts, primarily involving independent agents, as well as from increases in our internal sales force. These revenue increases from new and existing customers during 2004 were offset by attrition and decreased rates, primarily from our residential customer base.

Costs of revenues

Costs of revenue for the year ended December 31, 2005 was $54.2 million, a 47 percent increase compared to $36.8 million for the prior year. Costs of revenue as a percentage of revenue for the year ended December 31, 2005 was 66 percent as compared to 57 percent during 2004. The decrease in gross margin is the result of the combination of lower, more competitive pricing we adopted during 2004 in some of the newer long-distance rate plans, along with the change in our sales mix from residential customers to business customers. We also experienced rate increases from certain wholesale carriers during the fourth quarter of 2004, which impacted 2005.

Since 2004 UCN has concentrated its marketing efforts on business users of telecommunication services. Recently, UCN has focused resources on promoting its inContact™ technology services which carry significantly higher gross margins than traditional long distance services. As a result, UCN expects to experience higher gross margins from the sales of these technology services.

Cost of revenues for the year ended December 31, 2004 was $36.8 million, a six percent increase compared to $34.6 million for the prior year. Cost of revenues as a percentage of revenue for the year ended December 31, 2004 was 57 percent as compared to 55 percent during 2003. The decrease in gross margin for 2004 is also the result of a combination of lower, more competitive pricing we adopted during 2004 in some of the long-distance rate plans along with the ongoing change in our sales mix from residential customers to business customers.

General and administrative

General and administrative expenses for the year ended December 31, 2005 increased 20 percent to $18.1 million compared to $15.1 million in the same period for 2004. However, expenses for the year included $2.6 million of amortization costs related to MyACD technology, to the Transtel customer base, and to the Transtel-related non-compete agreement, all of which did not affect results for 2004. In addition, during the second quarter of 2005, Transtel-related general and administrative expenses amounting to $739,000 were also included before fully integrating those operations. Excluding the MyACD and Transtel amortization, and administrative expenses attributable to the recent acquisition of Transtel, the remaining general and administrative expenses were three percent lower for 2005 compared to the prior year. This decrease is attributable to cost control efforts throughout the organization implemented during 2005.

General and administrative expenses for 2004 increased two percent to $15.1 million compared to $14.8 million in 2003. The change was due to increased development costs associated with the inContact family of products, along with MyACD integration activities.

Selling and promotion

Selling and promotion expenses increased 14 percent to $16.8 million, or 21 percent of revenue, during the year ended December 31, 2005, from $14.7 million, or 23 percent of revenue, during the year ended December 31, 2004. The increases are the result of the continuing transition in our sales mix during 2005 as higher-commissioned business customers increased, and lower-commissioned residential customers decreased through attrition. In addition, during 2005 we added several sales-related personnel and incurred sales related expenses in connection with developing our marketing program for the inContact™ family of products, resulting in higher 2005 expenses as compared to 2004.

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

Other income (expense)

Interest expense during the 2005 year was $1.1 million, compared to $812,000 during 2004. The difference resulted from continuing reductions in outstanding debt throughout the latter part of 2004, offset by debt increases during 2005 in connection with the MyACD and Transtel acquisitions along with additional equipment acquired during 2005 under agreements accounted for as capital leases.

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

Liquidity and Capital Resources

On May 1, 2005, UCN agreed to purchase all operating assets and certain liabilities of Transtel Communications, Inc. and its subsidiaries (Transtel). In consideration for the assets acquired and liabilities assumed, UCN issued a promissory note of $2.1 million to Transtel. The note accrues interest at eight percent, is payable in 36 equal installments of principal plus accrued interest and is secured by certain assets acquired from Transtel. As part of the acquisition, UCN incurred additional acquisition costs of approximately $2.7 million.

On January 5, 2005, UCN closed the acquisition of MyACD, Inc. (MyACD) and purchased all of the outstanding capital stock of MyACD from its stockholders. The Company issued promissory notes of $4.3 million to acquire the net assets from MyACD stockholders, which included imputed interest over the life of the notes. In addition to the promissory notes, the Company paid cash of $427,000 and issued 562,985 shares of UCN common stock. Monthly payments on the notes will total 17 percent of the previous month’s MyACD product and service revenue, with certain minimum and maximum limitations varying over the three-year term of the notes. Any unpaid principal on the notes is due January 2008.

UCN’s current ratio as of December 31, 2005 decreased to 0.85:1 from 1.11:1 at December 31, 2004. The components of current assets and current liabilities that changed most significantly since the end of 2004 were the current portion of long-term debt obligations, accounts payable and accrued liabilities and accounts receivable. The primary reason for the changes was the addition of certain assets and liabilities from Transtel in connection with the acquisition and the related ongoing business activity.

During 2005, investors and employees exercised options and warrants for a total of 69,267 shares of Common Stock. Total proceeds received by UCN, net of offering costs, was $156,000

UCN is potentially liable under surety bonds aggregating $156,000 in favor of two municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

The Company entered into lease agreements with an equipment finance company for new computer equipment and related software in conjunction with its network expansion activities. During 2005, $1.7 million of equipment was acquired. Also during 2005 UCN started into a three-year agreement to license an upgraded version of its telecommunications billing software totaling $1.1 million.

UCN had a line of credit agreement with a financing company that was replaced by a new revolving credit arrangement with a new lender in November 2005. The new revolving credit facility has a maximum borrowing amount of $10 million and has a variable interest rate equal to Citibank’s announced base rate plus 2.25%, but in no event less than 9.25%. The rate at December 31, 2005 and 2004 was 9.41% and 8.25%, respectively. The facility has a three year term; however both parties have the right to terminate the facility at any time. The facility is secured by accounts receivable and certain deposit accounts. On December 31, 2005, the Company had financed the maximum amount available based on eligible accounts receivable at that time. Under the provisions of both the old and new credit facilities, UCN is required to maintain a restricted cash account for the collection of receivables. The restricted cash account is used to pay down the amount outstanding and is replenished with ongoing collections from customers. UCN had $651,000 and $892,000 of restricted cash associated with the line of credit arrangements at December 31, 2005 and 2004, respectively. The agreement also requires the Company to maintain a minimum operating cash balance of $1.5 million beginning in February 2006. This minimum requirement can be adjusted to $1 million and then to $500,000 if UCN achieves certain minimum debt coverage ratios at various times later in the same year. The agreement also requires UCN to achieve other minimum debt coverage ratios beginning in June 2006 and throughout the term of the agreement. The Company was in compliance with all covenants at December 31, 2005.

As of December 31, 2005, UCN had a working capital deficit of approximately $3.2 million, including the current portion of long-term debt and capital lease obligations of approximately $3.0 million. The Company also experienced a net loss during 2005 of approximately $8.2 million, and the cost of revenue for year ended December 31, 2005 was 66 percent as compared to 57 percent during the prior year. Additionally, the Company had a second consecutive year of negative cash flows from operating activities of approximately $224,000 and $2.2 million during 2005 and 2004, respectively. The primary factors affecting operating results compared to the prior year were: 1) investments in the promotion and development of inContact to bring these services to market, 2) the integration of Transtel Communications, Inc. beginning in the second quarter of 2005 and 3) significant increases in prices from two of the Company’s largest wholesale telecommunication service vendors that the Company had to absorb.

The Company has taken the following actions to improve its financial situation:

•	UCN is concentrating its marketing efforts on business users of telecommunication services. In 2005, the Company continued to focus resources on promoting its inContact technology services and is accelerating that effort for 2006. This focus is driven by significantly higher gross margins for the inContact services as compared to traditional long distance services. InContact revenue during 2005 was $5.1 million compared to only $1.6 million in 2004. The Company generated approximately $874,000 million of inContact revenue during January, 2006. Management believes inContact’s revenue run rate will continue to increase throughout 2006.

•	During the first quarter of 2006, UCN will begin charging certain wholesale carrier cost recovery fees to its customers that will produce approximately $1 million in additional gross profit per year.

•	During the first quarter of 2006, UCN has added two new carriers, which management believes will lower carrier costs by approximately $1 million per year.

•	At the end of 2005, the Company closed a private placement to institutional and accredited investors. The Company sold 2.2 million shares of common stock at $2.00 per share, for a total of $4.4 million. Net proceeds of the offering after placement fees and expenses were approximately $4.1 million. UCN also raised private placement funding earlier in March 2004, and feels confident that, should the need arise, it can secure additional equity financing.

•	During the first half of 2005, the Company renegotiated lower minimum purchase commitments with two of its wholesale telecommunication service vendors over a longer period of time, and thus, if necessary, now has the flexibility to more easily switch customers to other, lower-cost vendors.

•	During the second quarter of 2005, the Company acquired the net operating assets of Transtel Communications, Inc. Since then, UCN has taken several cost-cutting steps aimed at improving Transtel-related operating results and cash flow. During 2006 the Company plans to further consolidate and transfer operations at former Transtel’s various switching locations, thus saving additional annual expenses.

Management believes these actions will allow the Company: 1) to significantly increase its cash flow available from outside sources and from operations in order to meet short-term requirements, 2) to eventually return the Company to overall profitability and 3) and to enable the Company to continue as a going concern.

Contractual obligations The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of December 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable (1)	$6,114	$2,066	$4,048	$—	$—
Capital lease obligations	2,363	900	1,463	—	—
Operating lease obligations	2,939	1,279	1,660	—	—
Interest on above notes and leases	1,003	604	399	—	—
Purchase commitments under service provider contracts	14,000	6,500	7,500	—	—

Total contractual obligations	$26,419	$11,349	$15,070	$—	$—

(1)	In the case of MyACD-related notes, this assumes that minimum monthly payments are made through the maturity date.

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

Critical accounting policies and estimates

Revenue Recognition: We record revenue when the customer receives services and obtains the risks and rewards of ownership, and UCN assumes the risk of loss for collection. For customers that are between billing cycles, the Company estimates unbilled revenue for services provided based on actual usage for the period and a prorated portion of the monthly fixed fees.

Revenue is derived from business telephony services, including dedicated transport and switched long distance, data services and contact handling solutions. Revenue for switched access and dedicated long distance service is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements are billed in arrears and revenue is estimated based on the actual usage for the period. The fixed rate elements billed in advance are recognized over the period the services are provided. Revenue from contact handling solutions are billed in arrears and estimates based on usage are used to recognize revenue over the period earned.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is comprised of amounts billed and billable to customers. The allowance for doubtful accounts is estimated by management based on a percentage of sales and specific information about customer accounts, past loss experience, and general economic conditions. An account is written off by management when deemed uncollectible, although collection efforts may continue.

Long-Lived Assets: We estimate the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. Depreciation and amortization expense is generally computed using the straight-line method over the estimated useful lives. Long-lived assets consist of property and equipment (computer equipment, software, furniture and equipment) and intangible assets (acquired customer lists, patents and acquired technology). We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection.

Income Taxes: UCN recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. To date, a valuation allowance has been recorded to eliminate the deferred income tax assets.

Recent Accounting Pronouncements

Stock-Based Compensation: We have a stock option plan that provides for the issuance of common stock options to employees and service providers. Although SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation for employees and directors using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS No. 123 for employees and directors, but we also issue warrants to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS No. 123. We calculate compensation expense under SFAS No. 123 using the Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable.

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

Changes and Error Corrections: In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It carries forward without change the previous guidance for reporting the correction of an error and a change in accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Conditional Asset Retirement Obligations: In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). This interpretation clarifies that the term conditional asset retirement obligations, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company’s adoption in 2005 of FIN 47 did not have a material effect on the consolidated financial statements since the Company has no asset retirement obligations.

Exchanges of Nonmonetary Assets: In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, (SFAS 153), which requires that exchange transactions that lack commercial substance be measured based on the recorded amount less impairment and not on the fair values of the exchanged assets. Exchange transactions that lack commercial substance are transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material effect on the Company’s consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. For interest expense, our line-of-credit arrangement has a variable interest rate based on the prime rate. Assuming the outstanding amount at December 31, 2005 was constant during 2006, a one percent change in the prime interest rate would result in a change in interest expense of approximately $33,000 over the next twelve-month period. All other debt instruments have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements of UCN appear at the end of this report beginning with the Index to Financial Statements on page F-1 (See Item 15).

Supplementary Financial Information – (Unaudited)

Selected quarterly financial data for the years ended December 31, 2005 and 2004 are as follows:

(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2005
Revenues	$15,974	$21,488	$22,152	$21,973
Costs of revenues	10,371	14,130	14,483	15,219

Gross profit	5,603	7,358	7,669	6,754
Net loss	(1,979)	(1,797)	(1,566)	(2,805)
Dividends on preferred	(38)	—	—	—

Net loss applicable to common stockholders	$(2,017)	$(1,797)	$(1,566)	$(2,805)

Net loss per share:
Basic	$(0.10)	$(0.09)	$(0.08)	$(0.13)
Diluted	$—	$—	$—	$—

	Quarter
	1st	2nd	3rd	4th
2004
Revenues	$16,744	$16,728	$15,712	$15,975
Costs of revenues	9,176	8,976	8,711	9,940

Gross profit	7,568	7,752	7,001	6,035
Net income (loss)	212	181	(679)	(1,827)
Dividends on preferred	(202)	(156)	(158)	(157)

Net income (loss) applicable to common stockholders	$10	$25	$(837)	$(1,984)

Net income (loss) per share:
Basic	$—	$—	$(0.06)	$(0.16)
Diluted	$—	$—	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On the recommendation of the Audit Committee, the Board of Directors of UCN, Inc. terminated the engagement of Crowe Chizek and Company LLC as UCN’s independent accountants on July 22, 2004.

In connection with its audit for the year ended December 31, 2003, and through July 22, 2004, there were no disagreements with Crowe Chizek and Company LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The audit reports of Crowe Chizek and Company LLC for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with UCN’s audit for the year ended December 31, 2003, and through July 22, 2004, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

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

ITEM 9A. CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on December 31, 2005 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its annual report on Form 10-K for the year ended December 31, 2005.

During the fourth quarter of 2005 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The following table sets forth the names, ages, and positions with UCN for each of the directors and officers.

Name	Age	Positions	Since
Theodore Stern	76	Chairman of the Board of Directors, and formerly Chief Executive Officer	1999
Steve Barnett	63	Director	2000
Paul Koeppe	56	Director	2004
Blake Fisher, Jr.	62	Director	2004
Paul Jarman	36	Director and Chief Executive Officer effective January 1, 2005	1997
Brian Moroney	49	Chief Financial Officer	2005
Kevin Childs	36	Executive Vice President and President over Sales, Marketing and Support	2005
Scott Welch	41	Executive Vice President and Chief Operating Officer	2004

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

Paul Koeppe is a director of Distributed Energy Systems Corp., a Nasdaq-listed company engaged in creating and delivering innovative products and solutions to the energy marketplace, and has served as a director since its acquisition of Northern Power Systems, Inc. in December 2003. Mr. Koeppe became a director of Northern Power Systems in 1998. Prior to his retirement in 2001, Mr. Koeppe served as Executive Vice President of American Superconductor, an electricity solutions company. Mr. Koeppe joined American Superconductor in 1997, in connection with the acquisition of Superconductivity, Inc., a manufacturer of superconducting magnetic energy storage systems which Mr. Koeppe founded and for which he served as President. From 1993 to 1995, Mr. Koeppe was acting CEO and Chairman of the executive committee of the Board of Directors of Best Power, Inc., a supplier of uninterruptible power supply packages.

Blake Fisher, Jr. has been providing management and financial consulting to the telecommunications and utility industries since May 2004, including financial consulting to the USDA on Rural Utilities Service’s broadband program. From May 2004 to December 2004 he served as Chief Financial Officer for Fiber Utilities of Iowa, an entity that provides operation and construction services to municipal utilities. From May 2002 to May 2004 he was retired from business activities. From February 1996 to May 2002, he held senior management positions with McLeodUSA, a telecommunications provider, initially as Chief Financial Officer, then as President of the company’s Western region and as Chief Development Officer.

Paul Jarman has served as an officer of UCN during the past six years. He has served as President since December 2002 and as Chief Executive Officer since January 2005. Prior to December 2002 he served as an Executive Vice President.

Brian Moroney has served as Chief Financial Officer of UCN since October 2005. For five years prior to October 2005, Mr. Moroney was self-employed as a business and financial consultant. In this role, he provided out-sourced financial, operational and other project services to various businesses during that period. Mr. Moroney served as general manager and chief financial officer for a privately owned, public water utility as well as Director of Operations for Diagnostic Product Corp. Mr. Moroney earned his MBA from Harvard Business School.

Kevin Childs joined UCN as a senior sales manager in November, 2002. Previously, Mr. Childs was a Senior Regional Vice President with Adecco Employment, a large human capital and staffing consulting firm.

Scott Welch was elected Executive Vice President and Chief Operating Officer of UCN in September 2004, and began his association with UCN in September 2003 as Chief Information Officer. Prior to joining UCN, he served as Vice President of Information Technology at Access Long Distance, Vice President of Application Development at McLeodUSA, and Director of Information Technology at Mpower Communications. Mr. Welch received his B.S. degree in Computer Science from Utah Valley State College. Mr. Welch has over fifteen years of IT experience in the telecommunications industry and eight years of experience developing Enhanced 800 applications in the SS7 environment.

Board Meetings and Committees

The Board met ten times during the year ended December 31, 2005. All directors attended at least 75 percent of the meetings of the Board. During 2000, the Board formed the Compensation Committee, the current members of which are Paul F. Koeppe, (Chairman), Steve Barnett, and Blake O. Fisher, Jr.. The Compensation Committee considers salary and benefit matters for the executive officers and key personnel of the Company. The Compensation Committee met six times in 2005, and all director members of the committee attended at least 75 percent of the meetings. In 2000, the Board also formed the Audit Committee, the current members of which are Steve Barnett (Chairman), Paul F. Koeppe, and Blake O. Fisher, Jr. The Audit Committee is responsible for financial reporting matters, internal controls, and compliance with the Company’s financial polices, and meets with its auditors when appropriate. The Audit Committee met four times in 2005, and all director members of the committee attended the meetings. The Board has determined that Steve Barnett, Paul F. Koeppe, and Blake O. Fisher, Jr. are “audit committee financial experts” within the meaning of Item 401(h)(2) of Regulation S-K. Further, the Board has determined that each of the members of the Audit Committee is “independent” under the standard set forth in Rule 4350(d) of the Nasdaq Marketplace Rules

Board Compensation

Each Director, except Paul Jarman who is a full-time employee of the Company, received a monthly director fee of $2,000 for 2005 and 2004 and $1,000 during 2003. During November 2005, the Compensation Committee approved a new compensation package for the Board of Directors. The package allows each director to choose: 1) $24,000 per year in cash; 2) $12,000 and 10,000 options; or 3) 20,000 options and no cash. In November 2005, each director was granted options to purchase common shares at $2.00 per share for their services that expire after five years. Mr. Stern received options to purchase 20,000 shares of common stock; Mr. Barnett received options to purchase 27,500 shares of common stock; Mr. Koeppe received options to purchase 20,000 shares of common stock; and Mr. Fisher received 20,000 options to purchase common stock. In January 2004, each director received options to purchase 10,000 shares with an exercise price of $3.05 per share. In September 2004, new directors received options to purchase 30,000 shares with an exercise price of $2.25 per share that vest ratably over three years beginning September 2005.

The Board also compensates the Chairman of the Compensation Committee and the Chairman of the Audit Committee for their annual service by issuing to each of them options to purchase additional shares of common stock exercisable over a term of five years from the date of issue. In January 2005, Mr. Barnett and Mr. Koeppe received 5,000 options to purchase common shares at an exercise price of $2.65 per share for their service as chairman of their respective committees. In January 2004, Mr. Barnet received 5,000 options to purchase common shares at an exercise price of $3.05 for his service as the Chairman of the Audit Committee.

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

The Compensation Committee of the Board reviews the following information as part of their committee meetings:

Base salaries

As in the past, during fiscal year 2005 salaries for executive officers took into consideration a variety of factors, including:

•	the nature and responsibility of the position;

•	the experience of the individual executive;

•	budgetary constraints; and

•	(except in the case of their own compensation) the recommendations of the Chief Executive Officer and President.

Kevin Childs is the only named executive with an employment agreement that was in place at December 31, 2005. Salaries are determined annually based on a subjective analysis of the factors listed above rather than on any fixed formula or schedule.

Paul Jarman’s salary was increased to $170,000 in 2005 from $149,746 in 2004 primarily on the basis of the Committee’s own assessment of the scope of Mr. Jarman’s increased responsibilities as Chief Executive Officer and the quality of his leadership in promoting strategic growth.

Long-term compensation

During 2005 and 2003, executives were granted stock options for future service as listed in the Annual Compensation table below. No long term compensation was granted to executive officers in 2004. As noted below, various executives have been granted options that vest in future periods.

Members of the Compensation Committee

Paul F. Koeppe (Chair)

Steve Barnett

Blake O. Fisher, Jr.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2005 or as of the date of this report is or has been an officer or employee of the Company.

Annual Compensation

The table on the following page sets forth certain information regarding the annual and long-term compensation for services in all capacities to UCN for the prior fiscal years ended December 31, 2005, 2004 and 2003, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the “Named Executive Officers”).

		Annual Compensation	Long Term Compensation
Name and Principal Position	Year	Salary ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)
Paul Jarman Chief Executive Officer	2005 2004 2003	170,000 149,746 132,808	225,000 -0- 174,500	-0- 27,433 18,463

Brian Moroney Chief Financial Officer	2005 2004 2003	24,231 -0- -0-	150,000 -0- -0-	-0- -0- -0-

Kevin Childs Executive Vice President and President over Sales, Marketing and Support	2005 2004 2003	137,173 105,923 88,000	75,000 100,000 75,000	24,318 13,482 16,000

Scott Welch Executive Vice President and Chief Operating Officer	2005 2004 2003	134,275 114,632 32,308	50,000 25,000 25,000	-0- 1,966 -0-

Stock Options

The following table sets forth certain information with respect to grants of stock options during 2005 to the Named Executive Officers.

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)		Expiration Date	Grant Date Present Value ($)
Paul Jarman President	75,000 150,000	6.0 12.0	$ $	2.00 2.50	11-08-10 11-08-10	$ $	57,653 95,713

Brian Moroney Chief Financial Officer	150,000	12.0		$2.00	10-24-10		$109,363

Kevin Childs Executive Vice President and President over Sales, Marketing and Support	75,000	6.0		$2.00	06-29-10		$63,994

Scott Welch Executive Vice President and Chief Operating Officer	50,000	4.0		$2.00	06-29-10		$42,663

The Grant Date Present Value shown in the table above was calculated using the Black-Scholes pricing model. These grants were measured using an average expected volatility or 47.19%, average risk-free rate of return of 4.03, no dividend yield and an expected life of 5 years.

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers.

Name and Principal Position	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options At Fiscal Year End ($) (2) Exercisable/ Unexercisable
Paul Jarman President	-0-	—	502,966 / 125,000	-0- / -0-

Brian Moroney Chief Financial Officer	-0-	—	-0- / 150,000	-0- / -0-

Kevin Childs Executive Vice President and President over Sales, Marketing and Support	-0-	—	131,667 / 143,333	-0- / -0-

Scott Welch Executive Vice President and Chief Operating Officer	-0-	—	41,668 / 108,332	-0- / -0-

(1)	This value is determined on the basis of the difference between the fair market value of the securities underlying the options on the date the options were exercised, and the exercise price.
(2)	This value is determined on the basis of the difference between the fair market value of the securities underlying the options at December 31, 2005, and the exercise price. The fair market value of UCN’s common stock at December 31, 2005 is determined by the last sale price on that date, which was $1.77 per share.

Description of Long Term Stock Incentive Plan

The purpose of the Long Term Stock Incentive Plan (the “Plan”) is to provide directors, officers, employees, and consultants with additional incentives by increasing their ownership interests in UCN. Directors, officers, and other employees of UCN and its subsidiaries are eligible to participate in the Plan. In addition, awards may be granted to consultants providing valuable services to UCN. As of December 31, 2005, UCN and its affiliates employed approximately 181 individuals who are eligible to participate in the Plan. The Board grants awards under the Plan. Awards may include incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted stock, restricted stock units, performance shares, performance units, or cash awards.

The Board has discretion to determine the terms of an award under the Plan, including the type of award, number of shares or units covered by the award, option price, term, vesting schedule, and post-termination exercise period or payment. Notwithstanding this discretion: (i) the number of shares subject to an award granted to any individual in any calendar year may not exceed 100,000 shares; (ii) the option price per share of common stock may not be less than 100 percent of the fair market value of such share at the time of grant or less than 110 percent of the fair market value of such shares if the option is an incentive stock option granted to a stockholder owning more than ten percent of the combined voting power of all classes of the stock of UCN (a “10% stockholder”); and (iii) the term of any incentive stock option may not exceed 10 years, or five years if the option is granted to a 10% stockholder. As of December 31, 2005, awards under the Plan in the form of qualified incentive stock options outstanding and exercised totaled 1,004,384 shares.

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

Performance Graph

The following chart sets forth the cumulative total stockholder return of UCN’s Common Stock as compared with the cumulative total return of the Russell 2000 Index of small-cap companies, and the Nasdaq Telecommunications Index during the period from December 31, 2000 to December 31, 2005. The comparison assumes an initial investment of $100 made December 31, 2000 in UCN’s Common Stock and in both of the indices presented and assumes reinvestment of dividends, if any. The stockholder return shown below is not indicative of future performance.

	12/29/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
UCN, Inc.	$100.00	$104.12	$206.19	$314.43	$312.37	$182.47
Russell 2000 Index	$100.00	$101.03	$79.23	$115.18	$134.75	$139.23
Nasdaq Telecommunications Index	$100.00	$51.06	$23.47	$39.61	$42.78	$39.69

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2006, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to UCN, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of UCN, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percent of Class (1)
Principal stockholders:
Roaring Fork Capital (1) 8400 East Prentice Avenue, Suite 745 Greenwood Village, CO 80111	1,250,000	5.4

Diker Management, LLC (1) 745 5th Ave, Suite 1419 NY, NY 10151	2,224,600	9.6

Select Contrarian Value Partners, LP Kaizen Capital, LLC 4200 Montrose Boulevard, Suite 510 Houston, TX 77066	1,275,800	5.5

Edward Dallin Bagley (1) 2350 Oakhill Drive Salt Lake City, UT 84121	1,192,373	5.2

Marathon Capital Management, LLC 4 North Park Drive, Suite 106 Hunt Valley, MD 21030	1,184,800	5.1

Officers and Directors:
Theodore Stern (2) 2970 One PPG Place Pittsburgh, PA 15222	1,579,381	6.8

Steve Barnett (2) 666 Dundee Road, Suite 1704 Northbrook, IL 60062	414,221	1.8

Paul Koeppe (2) 2825 Brewery Road Cross Plains, WI 53528	160,832	0.7

Blake Fisher, Jr. 2784 American Saddler Drive Park City, UT 84060	16,668	0.1

Paul Jarman (2) 14870 Pony Express Road Bluffdale, UT 84065	647,052	2.7

Brian Moroney (2) 14870 Pony Express Road Bluffdale, UT 84065	-0-	0.0

Kevin Childs (2) 14870 Pony Express Road Bluffdale, UT 84065	131,667	0.6

Scott Welch (2) 14870 Pony Express Road Bluffdale, UT 84065	50,000	0.2

All Executive officers and Directors as a Group (8 persons)	2,999,821	12.9

(1)	These figures represent the percentage of ownership of the named groups and individuals assuming each of them alone has exercised his or her options or conversion rights to purchase common shares, and percentage ownership of all officers and directors as a group, assuming all purchase and conversion rights held by such individuals are exercised.

(2)	These figures include: for Mr. Stern options to purchase 56,668 shares of common stock at exercise prices ranging from $2.00 to $5.06 per share; for Mr. Barnett options to purchase 101,044 shares at exercise prices ranging from $2.00 to $5.06 per share; for Mr. Koeppe warrants to purchase 7,500 share of common stock at an exercise price of $2.00, and options to purchase 23,332 shares at an exercise prices ranging from $2.00 to $2.65 per share; for Mr. Jarman options to purchase 502,966 shares of common stock at exercise prices ranging from $2.00 to $5.39 per share; for Mr. Childs options to purchase 131,667 shares of common stock at exercise prices ranging from $2.00 to $2.95 per share; and for Mr. Welch options to purchase 50,000 shares of common stock at exercise prices ranging from $2.00 to $3.05 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following discussion includes certain relationships and related transactions that occurred during UCN’s fiscal year ended December 31, 2005.

Prior to 2004 Theodore Stern, Chairman of the Board of Directors, and also Chief Executive Officer until January 2005, made loans to UCN for working capital purposes. All of the loans had an interest rate of 12 percent payable monthly and were unsecured. In December 2004 Mr. Stern converted notes in the principal amount of $112,500 to 56,250 shares of common stock in accordance with the terms of those notes. An additional $2.3 million of notes were repaid in cash to Mr. Stern in April 2004. At December 31, 2005 there was one note outstanding with principal balance of $75,000, which is due July 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses billed by our principal accounting firms, Deloitte & Touche LLP for fees and expenses billed during fiscal years ended December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Audit fees	$81	$97
Audit related fees	61	52

Total audit and related fees	142	149
Other consulting fees	31	23
Tax fees	54	44

Total fees	$227	$216

Audit related fees were for reviews of our filings on Form 10-Q for 2005 and 2004, meetings with the Audit Committee, and work required by our filing registration statements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Documents filed as part of this report:

(1) Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firms are incorporated by reference as provided in Item 8 and Item 9A of this report:

•	Report of Independent Registered Public Accounting Firm	F-2

•	Report of Independent Registered Public Accounting Firm	F-3

•	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4

•	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	F-5

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003	F-6

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-7

•	Notes to Consolidated Financial Statements	F-9

(2) Financial Statement Schedule

•	Schedule II – Valuation and Qualifying Accounts	F-28

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation, as amended (1)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004 (9)

3.3	Certificate of Designation of Preferred Stock (2)

3.4	By-Laws (2)

3.5	Series B Preferred Stock Designation (3)

10.1	Long-Term Stock Incentive Plan (2)

10.2	Form of Stock Option Agreement used prior to June 1999 (4)

10.3	Form of Stock Option Agreement used after June 1999 (4)

10.4	Form of Convertible Notes issued to Edward Dallin Bagley on November 1 and December 2, 2002 (4)

10.5	Amendment dated November 9, 2004 to Convertible Note issued to Edward Dallin Bagley on December 2, 2002 (9)

Exhibit No.	Title of Document
10.6

Cooperation and Management Agreement between Buyers United and MyACD, Inc., dated October 1, 2003, excluding:

Schedule I - Buyers United Existing Customers;

Schedule II - MyACD Customers;

Schedule III - Enhanced Services Marketing Budget;

Schedule IV - Monthly Budget Payments; and

Schedule V - Revised Wholesale Services Agreement Pricing (5)

10.7

Purchase Option Agreement between Buyers United, Michael L. Shelton and David O. Peterson dated October 1, 2003, excluding:

Exhibit A - Form of Term Note;

Exhibit B - Form of Security and Pledge Agreement;

Exhibit C - Form of Term Note;

Exhibit D - Form of Security and Pledge Agreement;

Exhibit E - Form of Employment Agreement;

Exhibit F - Form of Stock Option Grant; and

Exhibit G - Form of Employment Agreement (5)

10.8	Form of Securities Purchase Agreement dated March 10, 2004 (6)

10.9	Form of Registration Rights Agreement dated March 10, 2004 (6)

10.10	Warrant issued to Roth Capital Partners, LLC (7)

10.11

Purchase Option Exercise and Agreement on Related Matters between UCN, Inc., MyACD, Inc., Michael L. Shelton, and David O. Peterson dated September 30, 2004 Excluding:

Exhibit A - Form of Shelton Term Note;

Exhibit B - Form of Peterson Term Note; and

Exhibit C - Schedule IV - Monthly Budget Payments (8)

10.12	Promissory Note Dated January 5, 2005 issued to Michael Shelton (9)

10.13	Promissory Noted dated January 5, 2005 issued to David Peterson (9)

10.14	License and Transfer Agreement dated October 1, 2003 between Ion Group L.C. And MyACD, Inc. (9)

10.15	2005 Employee Stock Purchase Plan (9)

10.16	Note issued to Bomoseen Associates, LP (which is owned and controlled by Theodore Stern) dated July 5, 2003 (9)

10.17

Asset Purchase Agreement, May 1, 2005, between UCN, Inc. and

Telephone Electronics Corporation, a Mississippi corporation

Transtel Communications, Inc., a Delaware corporation,

Tel-America of Salt Lake City, Inc., a Utah corporation,

Extelcom, Inc., a Utah corporation,

Communication Recovery Services, Inc., a Utah corporation, and

National Network Corporation, a Colorado corporation. (10)

Excluding:

Sellers’ Schedules

Exhibit A - Term Note

Exhibit B - Security Agreement

Exhibit C - General Assignment and Bill of Sale

Exhibit D - Assumption of Liabilities

Exhibit E - Management Agreement

Annex I - Allocation of Purchase Price

10.18	Term Note for $2,150,000 dated May 1, 2005 (10)

10.19	Security Agreement dated May 1, 2005 (10)

10.20	General Assignment and Bill of Sale dated May 1, 2005, excluding the Schedules thereto (10)

10.21	Assumption of Liabilities dated May 1, 2005, excluding the Schedules thereto (10)

10.22	Management Agreement dated May 1, 2005 (10)

Exhibit No.	Title of Document
10.23	Form of Securities Purchase Agreement dated November 14, 2005 (11)

10.24	Form of Registration Rights Agreement dated November 14, 2005 (11)

10.25	Form of Warrant dated November 14, 2005 (11)

10.26	Revolving Credit and Security Agreement dated November 11, 2005, between UCN, Inc., and CapitalSource Finance LLC (12)

10.27	Form of Securities Purchase Agreement dated December 22, 2005 (13)

10.28	Form of Registration Rights Agreement dated December 22, 2005 (13)

10.29	Form of Warrant dated December 22, 2005 (13)

10.30	First Amendment to Revolving Credit and Security Agreement and Related Documents dated February 14, 2006, between UCN and CapitalSource Finance LLC

16.1	Letter from Crowe Chizek and Company LLC dated July 23, 2004 (14)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm of Crowe Chizek and Company LLC

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These documents were filed as exhibits to the annual report on Form 10-KSB for 2003 filed by UCN with the Securities and Exchange Commission on March 30, 2004, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by UCN with the Securities and Exchange Commission on August 3, 1999, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the annual report on Form 10-KSB for 2000 filed by UCN with the Securities and Exchange Commission on April 10, 2001, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the Registration Statement on Form SB-2, File No. 108655, initially filed by UCN with the Securities and Exchange Commission on September 9, 2003, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-KSB for 2002 filed by UCN with the Securities and Exchange Commission on April 14, 2003, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the quarterly report on Form 10-QSB for June 30, 2003 filed by UCN with the Securities and Exchange Commission on August 14, 2003, and is incorporated herein by this reference.
(5)	These documents were filed as exhibits to the quarterly report on Form 10-QSB for September 30, 2003 filed by UCN with the Securities and Exchange Commission on November 14, 2003, and are incorporated herein by this reference.
(6)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on March 17, 2004, and are incorporated herein by this reference.
(7)	This document was filed as an exhibit to the Registration Statement on Form S-2, File No. 114302, filed by UCN with the Securities and Exchange Commission on April 8, 2004, and is incorporated herein by this reference.
(8)	This document was filed as an exhibit to UCN’s current report on Form 8-K dated September 29, 2004 filed with the Securities and Exchange Commission on October 4, 2004, and is incorporated herein by this reference.
(9)	These documents were filed as exhibits to the annual report on Form 10-K for 2004 filed by UCN with the Securities and Exchange Commission on March 30, 2005, and are incorporated herein by this reference.
(10)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on July 7, 2005, and are incorporated herein by this reference.
(11)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on November 15, 2005, and are incorporated herein by this reference.
(12)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by UCN with the Securities and Exchange Commission on November 14, 2005, and are incorporated herein by this reference.

(13)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on December 23, 2005, and are incorporated herein by this reference.
(14)	This document was filed as an exhibit to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on July 23, 2004, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date: March 21, 2006	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2006	By:	/s/ Paul Jarman
Paul Jarman
Principal Executive Officer

Date: March 21, 2006	By:	/s/ Brian S. Moroney
Brian S. Moroney
Principal Financial and Accounting Officer

Date: March 21, 2006		/s/ Theodore Stern, Director

Date: March 21, 2006		/s/ Steve M. Barnett, Director

Date: March 21, 2006		/s/ Paul Jarman, Director

Date: March 21, 2006		/s/ Blake O. Fisher, Director

Date: March 21, 2006		/s/ Paul F. Koeppe, Director

UCN, INC. AND SUBSIDIARIES

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UCN, INC.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of UCN, INC. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2005 and 2004 listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UCN, INC. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the years ended December 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UCN, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of UCN, Inc. (Formerly Buyers United, Inc.) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2003 of UCN, Inc. in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Oak Brook, Illinois

March 11, 2004

UCN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,471	$4,010
Restricted cash	651	892
Accounts and other receivables, net of allowance for uncollectible accounts of $1,596 and $1,098, respectively	11,368	8,544
Other current assets	561	446

Total current assets	18,051	13,892
Property and equipment, net	5,225	3,027
Intangible assets, net	11,545	5,981
Other assets	822	505

Total assets	$35,643	$23,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,328	$2,796
Current portion of long-term debt and capital lease obligations	2,966	746
Trade accounts payable	11,380	6,683
Accrued liabilities	2,268	1,193
Accrued commissions	1,355	1,052

Total current liabilities	21,297	12,470
	.
Long-term debt and capital lease obligations	5,511	272
Other long-term liabilities	247	—

Total liabilities	27,055	12,742

Commitments and contingencies (Notes 5, 7, 9, 10, 11, 12, 13, 14, 15 and 16)	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
Series A 8% cumulative convertible preferred stock; 0 and 1,753,993 shares issued and outstanding for 2005 and 2004, respectively (liquidation values of $0 and $3,507,986)	—	—
Series B 8% cumulative convertible preferred stock; 0 and 397,800 shares issued and outstanding for 2005 and 2004, respectively (liquidation values of $0 and $3,978,000)	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,114,669 and 16,290,467 shares issued and outstanding for 2005 and 2004, respectively	2	2
Additional paid-in capital	44,570	38,585
Warrants and options outstanding	735	610
Accumulated deficit	(36,719)	(28,534)

Total stockholders’ equity	8,588	10,663

Total liabilities and stockholders’ equity	$35,643	$23,405

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	December ended December 31,
	2005	2004	2003
Revenues	$81,587	$65,159	$63,313

Operating expenses:
Costs of revenues	54,203	36,803	34,597
General and administrative	18,082	15,070	14,831
Selling and promotion	16,801	14,734	10,840

Total operating expenses	89,086	66,607	60,268

Income (loss) from operations	(7,499)	(1,448)	3,045

Other income (expense):
Interest income	108	38	14
Interest expense	(1,058)	(812)	(1,884)
Gain on early extinguishment of debt	—	109	—

Total other expense, net	(950)	(665)	(1,870)

Income (loss) before income taxes	(8,449)	(2,113)	1,175

Income tax benefit	302	—	—

Net income (loss)	(8,147)	(2,113)	1,175

8% Preferred dividends on Series A and B preferred stock	(38)	(672)	(874)

Net income (loss) applicable to common stockholders	$(8,185)	$(2,785)	$301

Net income (loss) per common share:
Basic and diluted	$(0.40)	$(0.22)	$0.05
Diluted (presented only for dilutive period)	$—	$—	$0.04

Weighted average common shares outstanding:
Basic and diluted	20,669	12,621	6,378
Diluted (presented only for dilutive period)	—	—	6,848

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Warrants/ Options Outstanding	Deferred Consulting Fees	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2003	2,419	$—	5,985	$2	$16,019	$4,593	$(25)	$(26,050)	$(5,461)

Conversion of preferred shares to common	(116)	—	580	—	—	—	—	—	—
Issuance of preferred stock in connection with the I-Link acquisition	284	—	—	—	1,614	—	—	—	1,614
Exercise of warrants with cash to purchase common shares	—	—	523	—	1,395	(385)	—	—	1,010
Exercise of employee options to purchase common shares	—	—	28	—	55	—	—	—	55
Issuance of common shares in connection with notes repayment	—	—	50	—	—	—	—	—	—
Repurchase shares from stockholders	—	—	(3)	—	(5)	—	—	—	(5)
Amortization of deferred consulting fee	—	—	—	—	—	—	25	—	25
Issuance of warrants for services	—	—	—	—	—	25	—	—	25
Issuance of common stock for debt guarantees	—	—	15	—	36	—	—	—	36
Imputed interest on notes payable	—	—	—	—	5	—	—	—	5
Cancellation of warrants issued for services	—	—	—	—	305	(305)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(874)	(874)
Issuance of common shares as payment on preferred stock dividends	—	—	427	—	769	—	—	—	769
Current year net income	—	—	—	—	—	—	—	1,175	1,175

Balance at December 31, 2003	2,587	$—	7,605	$2	$20,193	$3,928	$—	$(25,749)	$(1,626)

Conversion of preferred shares to common	(451)	—	1,811	—	—	—	—	—	—
Issuance of preferred stock in connection with the I-Link acquisition	16	—	—	—	91	—	—	—	91
Shares surrendered in exchange for the exercise of warrants	—	—	(208)	—	(617)	—	—	—	(617)
Exercise of warrants with stock to purchase common shares, net of issuance costs	—	—	350	—	1,118	(501)	—	—	617
Exercise of warrants with cash to purchase common shares, net of issuance costs	—	—	2,244	—	7,544	(2,973)	—	—	4,571
Exercise of employee options to purchase common shares	—	—	428	—	943	—	—	—	943
Issuance of common shares in connection with notes repayment	—	—	506	—	1,012	—	—	—	1,012
Repurchase shares from stockholders	—	—	(518)	—	(500)	—	—	—	(500)
Issuance of warrants for services	—	—	—	—	—	73	—	—	73
Proceeds from private offering, net of offering costs	—	—	3,782	—	7,909	189	—	—	8,098
Cancellation of warrants issued for services	—	—	—	—	106	(106)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(672)	(672)
Issuance of common shares as payment on preferred stock dividends	—	—	290	—	786	—	—	—	786
Current year net loss	—	—	—	—	—	—	—	(2,113)	(2,113)

Balance at December 31, 2004	2,152	$—	16,290	$2	$38,585	$610	$—	$(28,534)	$10,663

Issuance of common stock as part of MyACD acquisition	—	—	563	—	1,284	—	—	—	1,284
Conversion of preferred shares to common	(2,152)	—	3,744	—	—	—	—	—	—
Exercise of warrants with cash to purchase common shares	—	—	4	—	12	(4)	—	—	8
Exercise of employee options to purchase common shares	—	—	65	—	148	—	—	—	148
Cancellation of warrants	—	—	—	—	335	(335)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(38)	(38)
Issuance of common shares as payment of preferred stock dividends	—	—	117	—	348	—	—	—	348
Proceeds from private offering, net of issuance costs	—	—	2,332	—	3,858	464	—	—	4,322
Net loss	—	—	—	—	—	—	—	(8,147)	(8,147)

Balance at December 31, 2005	—	$—	23,115	$2	$44,570	$735	$—	$(36,719)	$8,588

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(8,147)	$(2,113)	$1,175
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,197	4,168	3,864
Amortization of discount on notes	—	—	5
Amortization of discount on long-term debt	—	131	414
Amortization of note financing costs	114	—	115
Amortization of deferred consulting fees	—	—	25
Loss on disposal of property	107	4	—
Reduction of valuation allowance	(302)	—	—
Changes in operating assets and liabilities (net of the effects of the acquisitions):
Accounts and other receivables, net	(13)	(451)	(2,512)
Other current assets	(80)	(130)	—
Other assets	(99)	93	(697)
Trade accounts payable	1,880	(4,570)	4,712
Accrued liabilities	(881)	673	278

Net cash provided by (used in) operating activities	(224)	(2,195)	7,379

Cash flows from investing activities:
Decrease in restricted cash	241	678	—
Acquisition of MyACD stock (Note 2)	(427)	—	—
Purchases of property and equipment	(1,286)	(1,887)	(1,575)
Proceeds from the sale of property and equipment	—	1	—
Decrease in other assets	—	(124)	(167)
Acquisition of customer bases (Note 2)	—	(758)	—

Net cash used in investing activities	(1,472)	(2,090)	(1,742)

Cash flows from financing activities:
Increase in restricted cash	—	—	(985)
Private placement of common stock, net of offering costs	4,322	8,098	—
Net borrowings and (payments) under line of credit	411	(1,298)	2,818
Proceeds from exercise of options and warrants	156	5,514	1,065
Principal payments on long-term debt and capital lease obligations	(1,732)	(6,528)	(8,768)
Payment of dividends on converted preferred stock	—	(46)	—
Repurchase of common stock	—	(500)	(5)
Borrowings on long-term debt, net of debt issuance costs	—	—	2,300

Net cash provided by (used in) financing activities	3,157	5,240	(3,575)

Net increase in cash and cash equivalents	1,461	955	2,062
Cash and cash equivalents at the beginning of the year	4,010	3,055	993

Cash and cash equivalents at the end of the year	$5,471	$4,010	$3,055

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2005	2004	2003
Supplemental cash flow information:
Cash paid for interest	$1,231	$743	$1,209

Supplemental schedule of noncash investing and financing activities:
Issuance of long-term debt related to acquisition of MyACD, Inc.	$4,272	$—	$—
Property and equipment financed with capital lease obligations	2,797	—	101
Issuance of long-term debt related to acquisition of Transtel net assets	2,122	—	—
Issuance of common stock related to acquisition of MyACD, Inc.	1,284	—	—
Issuance of warrants with private placement of common stock	464	189	—
Issuance of common shares in payment of preferred stock dividend	348	786	769
Fees incurred to replace existing line of credit	121	—	—
Dividend on preferred stock	(38)	672	874
Conversion of notes payable into common stock	—	1,012	—
Issuance of warrants with consulting contract	—	73	—
Issuance of preferred stock to acquire VoIP assets	—	91	1,705
Acquisition of customers from Touch America	—	—	3,411
Retirement and replacement of note payable	—	—	800
Acquisition of customers from Glyphics, Inc.	—	—	544
Conversion of accrued interest to note payable	—	—	435
Issuance of common shares for officer’s personal guaranty	—	—	36

Transactions related to acquisition of Transtel:

On May 1, 2005 the Company acquired all the operating assets and certain liabilities of Transtel Communications, Inc. in exchange for a promissory note (Note 2). The following is a summary of the acquisition:

Fair value of assets acquired	$7,049
Fair value of liabilities assumed and incurred	(4,927)

Total purchase price (promissory note issued)	$2,122

Transactions related to acquisition of MyACD:

On January 5, 2005 the Company acquired all the stock of MyACD, Inc. in exchange for cash, common shares of the Company, and promissory notes (Note 2). The following is a summary of the acquisition:

Fair value of acquired technology (Note 4)	$6,662
Fair value of liabilities assumed and incurred	$(377)
Deferred tax liability	(302)

Total purchase price	$5,983

Promissory notes issued	$4,272
Common stock issued	1,284
Cash paid	427

$5,983

See accompanying notes to the consolidated financial statements

NOTE 1 - DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

UCN, Inc., formerly Buyers United, Inc. (UCN or the Company) was incorporated on August 23, 1994 in the state of Utah and was reincorporated in the state of Delaware on April 9, 1999. During 2003, the Company established a wholly-owned subsidiary in Virginia for the purpose of conducting business in that state. Another wholly-owned subsidiary, MyACD, Inc. (MyACD), was acquired on January 5, 2005. MyACD develops and distributes telephony software solutions for call center traffic management and related functions that UCN can now offer to its customers over its VoIP Network.

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

Basis of Presentation

As of December 31, 2005, UCN had a working capital deficit of approximately $3.2 million, including the current portion of long-term debt and capital lease obligations of approximately $3.0 million. The Company also experienced a net loss during 2005 of approximately $8.2 million, and the cost of revenue for year ended December 31, 2005 was 66 percent as compared to 57 percent during the prior year. Additionally, the Company had a second consecutive year of negative cash flows from operating activities of approximately $224,000 and $2.2 million during 2005 and 2004, respectively. The primary factors affecting operating results compared to the prior year were: 1) investments in the promotion and development of inContact to bring these services to market, 2) the integration of Transtel Communications, Inc. beginning in the second quarter of 2005 and 3) significant increases in prices from two of the Company’s largest wholesale telecommunication service vendors that the Company had to absorb.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon: 1) the Company’s ability to generate sufficient cash flow to meet the Company’s obligation on a timely basis, 2) to obtain additional financing and 3) ultimately successful operations.

The Company has taken the following actions to improve its financial situation:

•	UCN is concentrating its marketing efforts on business users of telecommunication services. In 2005, the Company continued to focus resources on promoting its inContact technology services and is accelerating that effort for 2006. This focus is driven by significantly higher gross margins for the inContact services as compared to traditional long distance services. InContact revenue during 2005 was $5.1 million compared to only $1.6 million in 2004. The Company generated approximately $874,000 million of inContact revenue during January, 2006. Management believes inContact’s revenue run rate will continue to increase throughout 2006.

•	During the first quarter of 2006, UCN will begin charging certain wholesale carrier cost recovery fees to its customers that will produce approximately $1 million in additional gross profit per year.

•	During the first quarter of 2006, UCN has added two new carriers, which management believes will lower carrier costs by approximately $1 million per year.

•	At the end of 2005, the Company closed a private placement to institutional and accredited investors. The Company sold 2.2 million shares of common stock at $2.00 per share, for a total of $4.4 million. Net proceeds of the offering after placement fees and expenses were approximately $4.1 million. UCN also raised private placement funding earlier in March 2004, and feels confident that, should the need arise, it can secure additional equity financing.

•	During the first half of 2005, the Company renegotiated lower minimum purchase commitments with two of its wholesale telecommunication service vendors over a longer period of time, and thus, if necessary, now has the flexibility to more easily switch customers to other, lower-cost vendors.

•	During the second quarter of 2005, the Company acquired the net operating assets of Transtel Communications, Inc. Since then, UCN has taken several cost-cutting steps aimed at improving Transtel-related operating results and cash flow. During 2006 the Company plans to further consolidate and transfer operations at former Transtel’s various switching locations, thus saving additional annual expenses.

Management believes these actions will allow the Company: 1) to significantly increase its cash flow available from outside sources and from operations in order to meet short-term requirements, 2) to eventually return the Company to overall profitability and 3) to enable the Company to continue as a going concern.

Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of UCN and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include unbilled revenue, the allowance for doubtful accounts, and attrition rates used to determine the amortization rate and estimated useful lives of customer lists acquired.

Revenue Recognition: The Company’s revenue recognition policy is to record gross revenues and receivables from customers. The Company recognizes revenue when the customer receives services, obtains the risks and rewards of ownership, and UCN assumes the risk of loss for collection. The Company estimates unbilled revenue for services provided to customers that are between billing cycles based on usage and a prorated portion of the monthly fixed fees.

Revenue is derived from business telephony services, including dedicated transport and switched long distance, data services and contact handling solutions. UCN’s customers are principally small and medium-sized businesses and residential customers located nationwide. Revenue for switched access and dedicated long distance service is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements billed in advance are recognized over the period the services are provided. Revenue from contact handling solutions are billed in arrears and estimates are used to recognize revenue over the period earned.

Cash and cash equivalents: All highly liquid assets with an original maturity at date of purchase of three months or less are considered to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Restricted Cash: In accordance with the Company’s agreements with a finance company (Note 5), the Company maintains a restricted cash account for the collection of the Company’s receivables. As of December 31, 2005 and 2004, respectively, the Company had $651,000 and $892,000 of cash that was restricted.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is comprised of amounts billed and billable to customers, net of an allowance for uncollectible amounts. The accounts receivable balances outstanding were comprised of the following (in thousands):

	December 31,
	2005	2004
Billed amounts	$11,066	$7,892
Unbilled amounts	1,217	838
Telecommunication regulatory tax refunds	681	697
Income taxes	—	160
Other receivables	—	55

	12,964	9,642
Less: allowance for uncollectible accounts	(1,596)	(1,098)

	$11,368	$8,544

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

Property and Equipment: Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment	3 years
Computer software	2 to 3 years
Internal-use software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of 3 years or remainder of lease term

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During 2005, 2004, and 2003 the Company capitalized approximately $131,000, $677,000 and $118,000, respectively.

Intangible Assets: Intangible assets consist of customer lists, patents, technology, and licenses. Existing customer lists are amortized on a straight-line basis over 36 to 48 months. Recently purchased intangible assets are amortized using an accelerated method over 48 months. Patents, technology, and licenses are amortized on a straight-line basis over their estimated useful life of four years. We perform an annual evaluation of the recoverability of the carrying value of our intangible assets using undiscounted cash flow projections net of related commissions and cost of goods sold. Based upon our cash flow projections the intangible assets were not impaired at December 31, 2005 and 2004.

Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset and from cash flows generated from customer lists.

Advertising Costs: The Company advertises its services through traditional venues such as print media to the general public. Costs associated with these advertising efforts are expensed as incurred, and were approximately $31,000, $14,000 and $27,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments: The carrying amounts reported in the accompanying consolidated balance sheets for cash, receivables, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company’s notes payable and preferred stock also approximate fair value based on current rates for similar debt and fixed-rate instruments.

Debt Issuance Costs: As an inducement to various investors, shareholders, and board members to lend monies to the Company, shares of common stock and warrants to purchase shares of common stock were issued to them in prior years. The fair market value of those shares at the date of issuance was capitalized as debt issuance costs and was being amortized over the life of the loans. Amortization of such costs for the years ended December 31, 2005, 2004 and 2003 was $0, $131,000, and $414,000, respectively, and was included in interest expense.

Stock-Based Compensation: Employee compensation expense is measured using the intrinsic method. No stock-based compensation cost is reflected in net income applicable to common stockholders, since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant based on the application of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.

The following table illustrates the effects on net income (loss) applicable to common stockholders and earnings (loss) per share if expense was measured using the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (in thousands except share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss) applicable to common stockholders:
As reported	$(8,185)	$(2,785)	$301
Pro forma stock-option based compensation	(582)	(422)	(308)

Pro forma net loss applicable to common stockholders	$(8,767)	$(3,207)	$(7)

Net income (loss) per common share:
As reported:
Basic	$(0.40)	$(0.22)	$0.05
Diluted (presented only for dilutive years)	—	—	0.04
Pro forma:
Basic	$(0.42)	$(0.25)	$—

On a pro forma basis, diluted net loss per share has not been presented as there is no dilution for each year presented.

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Dividend yield	None	None	None
Expected volatility	46%	63%	75%
Risk-free interest rate	4.10%	3.46%	2.89%
Expected life (years)	5.0	5.0	4.8
Weighted average fair value of grants	$0.85	$1.46	$1.42

Other Comprehensive Income: There were no components of other comprehensive income (loss) other than net income (loss).

Business Segments and Related Information: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. During the current year, the Company has focused marketing efforts towards providing on-demand contact center software and specialized telecommunications services, in addition to traditional long distance services. Revenues and operations involving these services (i.e. inContact), as compared to revenue and operations related to traditional long distance services, were $5.1 million during 2005 and are currently not sufficient enough to require separate reporting by business segment. As revenue from new products and services increases, UCN expects to begin reporting separate operating information in accordance with SFAS No. 131 beginning in 2006.

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

Net Income (Loss) Per Common Share: Except for 2003, basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share, and is therefore not presented.

Following is the reconciliation of Basic and Diluted EPS (in thousands except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss) applicable to common stockholders, as reported	$(8,185)	$(2,785)	$301

Basic EPS:
Weighted average number of common shares outstanding	20,669	12,621	6,378

Basic net (loss) income per share	$(0.40)	$(0.22)	$0.05

Diluted EPS:
Common and common equivalent shares outstanding:
Weighted average number of common shares outstanding	20,669	12,621	6,378
Common stock equivalents from options and warrants computed on the Treasury Stock method, using the average fair market value of common stock outstanding during the period	214	950	470

Diluted shares	20,883	13,571	6,848

Diluted net income per share (presented only for dilutive period)			$0.04

Recent Accounting Pronouncements: As described above in Stock-Based Compensation, we account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB No. 25, Accounting For Stock Issued to Employees. Accordingly, no compensation expense has been recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment (SFAS 123R). This Statement supersedes APB Opinion No. 25, and its related implementation guidance is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability of public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95 to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value-based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value of the stock-based compensation on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value, but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable.

The Company will adopt this Standard in the first quarter of 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously-granted awards that remain outstanding at the date of adoption. Had the Company adopted SFAS No. 123R in prior periods, the impact on net loss per share would have been similar to the pro forma net loss per share presented in accordance with SFAS No. 123 as previously disclosed in this footnote.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It carries forward without change the previous guidance for reporting the correction of an error and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). This interpretation clarifies that the term conditional asset retirement obligations, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company’s adoption in 2005 of FIN 47 did not have a material effect on the consolidated financial statements since the Company has no asset retirement obligations.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, (SFAS 153), which requires that exchange transactions that lack commercial substance be measured based on the recorded amount less impairment and not on the fair values of the exchanged assets. Exchange transactions that lack commercial substance are transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material effect on the Company’s consolidated financial statements.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. In prior year reports, the increase or decrease in restricted cash was presented as a financing activity. Based on the Company’s interpretation of FASB 95, Statement of Cash Flows, the change in restricted cash should be presented as an investing activity as the company is contractually limited in its ability to withdraw funds at any time.

NOTE 2 - ACQUISITIONS

Transtel Communications, Inc.

On May 1, 2005 UCN entered into an agreement with Telephone Electronics Corporation (TEC), and with Transtel Communications, Inc., a subsidiary of TEC, wherein UCN agreed to purchase all of the operating assets and certain of the liabilities of Transtel and its subsidiaries. For UCN, the acquisition provided: 1) access to valuable assets without dilution to equity shareholders, 2) 20,000 customers, 3) immediate access to additional network infrastructure, and 4) additional sales and customer support professionals. UCN issued to Transtel an eight percent promissory note for the purchase price of $2.1 million, after imputing additional interest. The note is payable in 36 equal monthly installments of principal and interest. The note is secured by certain of the assets acquired, but is subordinate with respect to Transtel-related accounts receivable to the finance company with whom UCN has its line of credit arrangement. At the time of the acquisition, UCN anticipated incurring additional acquisition costs of approximately $2.7 million. Such costs included $1.5 million of involuntary employee termination expenses, and carrier switchover and other shut-down costs, and included $1.2 million related to the present value of assumed operating leases which will not be utilized by the Company, net of estimated sublease rentals (see also Note 8). As of December 31, 2005, UCN had paid $1.4 million of the employee termination, switchover, and shut-down costs, and had paid $476,000 of the assumed operating lease obligations.

During 2005 since the acquisition date, the Company obtained additional information in order to finalize the purchase price allocation with respect to a covenant not to compete and additional switchover costs, and was able to determine the actual acquisition costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$2,420
Property, plant and equipment	208
Intangible assets, including customer base (Note 4)	4,166
Other assets	255

Total assets acquired	7,049

Current liabilities	(4,266)
Other long-term liabilities	(661)

Total liabilities assumed	(4,927)

Net assets acquired	$2,122

MyACD, Inc.

In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications technology of MyACD, Inc., with a one-year option to purchase MyACD. MyACD developed a telephony software solution for call center traffic management and related functions that UCN can now offer to its customers over its network. In September 2004 the Company entered into agreements that finalized payment terms, and set a date for closing the transaction. On January 5, 2005, UCN closed the acquisition and purchased all of the outstanding capital stock of MyACD, which provides the Company with the technology to provide its customers the inContact solution.

The Company issued $4.3 million of promissory notes, after imputing interest, cash of $427,000 and 562,985 shares of UCN common to acquire all the outstanding stock of MyACD. The fair market value of the common stock on the date the parties set the price was $2.28 per share. UCN will subsequently make monthly payments on the promissory notes based on MyACD product revenue until January 2008, when all remaining principal owed on the notes will be due. The notes are secured by MyACD common stock. In connection with the acquisition, UCN also incurred transaction liabilities of approximately $19,000 and assumed certain liabilities aggregating approximately $358,000. The Company also recorded a deferred tax liability of approximately $302,000 at the time of the purchase. The entire capitalized cost of $6.7 million was assigned to what management considers is MyACD’s sole asset, its software technology, which is believed to have an estimated useful life of four years. The following table summarizes the assets acquired, liabilities assumed, and obligations incurred in the acquisition:

Fair value of acquired technology (Note 4)	$6,662
Liabilities assumed and incurred	(377)
Deferred tax liability	(302)

Net assets acquired	$5,983

Promissory notes issued to MyACD, Inc. stockholders	$4,272
UCN, Inc. stock issued	1,284
Cash paid	427

$5,983

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

	Year Ended December 31,
	2005	2004	2003
Net revenue	$89,484	$92,333)	$98,092
Net loss applicable to common stockholders	$(9,398)	$(6,492)	$(1,033)
Basic net loss per share	$(0.45)	$(0.21)	$(0.15)

These historical pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of intangible assets arising from the acquisition, elimination of inter-company transactions, additional interest expense as a result of issuing the promissory notes, and depreciation on certain items of equipment acquired. However, the pro forma results do not reflect the reduction of 60 full-time Transtel employees, or the termination of seven operating leases for Transtel facilities which have not be utilized. Consequently, the results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective years, or of results to be achieved in the future.

Other

UCN entered into an agreement to purchase 37 dedicated long distance customers from Source Communications, LLC for $750,000 in February 2004 (Note 4). Closing of the acquisition was subject to complying with applicable federal and state regulation pertaining to transfer of the customers. All of the regulatory requirements were satisfied and the acquisition of the customers was completed during the summer of 2004.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Computer and office equipment	$5,048	$4,019
Computer software	2,416	900
Internally developed software	1,077	946
Furniture and fixtures	376	308

	8,917	6,173
Accumulated depreciation and amortization	(3,692)	(3,146)

	$5,225	$3,027

Total depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $2.1 million, $1.4 million, and $1.1 million, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31,
	2005			2004
	Gross asset	Accumulated amortization	Intangible assets, net	Gross asset	Accumulated amortization	Intangible assets, net
Customer lists acquired	$15,684	$9,677	$6,007	$11,518	$6,398	$5,120
Technology and patents	7,980	2,545	5,435	1,411	550	861
Non-compete agreement	154	51	103	—	—	—

	$23,818	$12,273	$11,545	$12,929	$6,948	$5,981

On May 1, 2005, UCN recorded an additional $4.2 million of acquired customer list of Transtel Communications, Inc. (Note 2). The customer base is expected to have an estimate useful life of four years and is amortized using an accelerated method. During 2005, the Company recorded $934,000 of amortization expense related to the asset.

During the first quarter of fiscal 2005, UCN recorded an additional $6.7 million of acquired software technology in connection with closing the acquisition of MyACD (Note 2). The technology is believed to have an estimated useful life of four years and is amortized using the straight-line method. During 2005, the Company recorded $1.7 million in amortization expense related to the asset.

Customer lists acquired increased by $750,000 during 2004 when UCN entered into an agreement to purchase dedicated long distance customers from Source Communications, LLC (Note 2). These lists are amortized over the expected life of the relationship with the customers.

Total amortization expense of intangible assets for the years ended December 31, 2005, 2004, and 2003 was $5.2 million, $2.9 million, and $3.3 million, respectively. The Company estimates the useful lives of its acquired customer lists based on estimated attrition rates. Up to the fourth quarter of 2003, estimated useful lives were from 24 to 36 months, depending on the type of customer and service provided. Based on revised analyses of attrition rates and revenues expected from the various customer groups, the Company changed the estimated useful lives for acquired customer lists to range from 36 to 48 months. The effect of this change during 2003’s fourth quarter was to increase net income applicable to common shareholders by approximately $511,000, or $0.08 per share, for the year ended December 31, 2003.

Amortization expense for all intangible assets during the five-year period ending December 31, 2010 is expected to be approximately $5.2 million, $3.4 million, $2.6 million, $319,000, and $0, respectively.

NOTE 5 - LINE OF CREDIT

UCN had a line of credit agreement with a financing company that was replaced by a new revolving credit arrangement with a new lender in November 2005. The new revolving credit facility has a maximum borrowing amount of $10 million and has a variable interest rate equal to Citibank’s announced base rate plus 2.25%, but in no event less than 9.25%. The rate at December 31, 2005 and 2004 was 9.41% and 8.25%, respectively. The facility has a three year term; however both parties have the right to terminate the facility at any time. The facility is secured by accounts receivable and certain deposit accounts. On December 31, 2005, the Company had financed the maximum amount available based on eligible accounts receivable at that time. Under the provisions of both the old and new credit facilities, UCN is required to maintain a restricted cash account for the collection of receivables. The restricted cash account is used to pay down the amount outstanding and is replenished with ongoing collections from customers. UCN had $651,000 and $892,000 of restricted cash associated with the line of credit arrangements at December 31, 2005 and 2004, respectively. The agreement also requires the Company to maintain a minimum operating cash balance of $1.5 million beginning in February 2006. This minimum requirement can be adjusted to $1 million and then to $500,000 if UCN achieves certain minimum debt coverage ratios at various times later in the same year. The agreement also requires UCN to achieve other minimum debt coverage ratios beginning in June 2006 and throughout the term of the agreement. Management believes the Company was in compliance with all covenants at December 31, 2005.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2005	2004
Accrued payphone surcharges	$660	$—
Accrued payroll and other compensation	633	475
Current portion of operating lease obligations assumed (Notes 2, 9)	436	—
Assumed acquisition liabilities (Note 2, 9)	158	—
Other	381	405
Accrued dividends	—	313

	$2,268	$1,193

NOTE 7 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Unsecured note payable to the Chairman of the Board, bearing interest at 12 percent, payable monthly, due July 2007.	$75	$349
Unsecured note payable to a former Director bearing interest at 12 percent, payable monthly, due January 2006, and convertible to common stock at $2.00 per share.	250	250
Unsecured promissory notes bearing interest at 10 percent, payable monthly. Principal payments due monthly, based on 10 percent of billings collected from customers acquired from Touch America, Inc. The notes were repaid during August 2005.	—	354
Unsecured promissory note bearing interest at 10 percent, payable monthly. Principal payments due monthly, based on 30 percent of billings collected from customers acquired from Glyphics, Inc. The note was repaid in January 2005.	—	11
Promissory notes payable to two former MyACD stockholders, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Variable principal payments due monthly, based on MyACD service revenue, final principal payments due January 2008	3,713	—
Promissory note payable to a former MyACD stockholder, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Principal payments due monthly, final principal payment due December 2007	249	—
Promissory note payable to Transtel Communications, Inc. and subsidiaries bearing interest at 8 percent, principal and interest payable monthly, secured by certain of the assets acquired from Transtel, final payment due June 2008	1,827	—
Capital leases (Note 10)	2,363	54

	8,477	1,018
Less current portion	(2,966)	(746)

Total long-term debt	$5,511	$272

Long-term debt maturities are as follows as of December 31, 2005:

Year ending December 31,
2006	$2,966
2007	3,454
2008	2,057

$8,477

On January 5, 2005, UCN closed the acquisition of MyACD, Inc. and purchased all of the outstanding capital stock of MyACD from two stockholders (Note 2). The purchase price paid to MyACD stockholders was made in part by issuing promissory notes which aggregated $4.3 million, after imputing interest at 8.25 percent. Monthly payments on the notes will total 17 percent of the previous month’s MyACD product and service revenue, with certain minimum and maximum limitations varying over the three-year term of the notes, and a final payment is due January 2008. Amounts relating to these notes included in the current portion of long-term debt reflect the minimum payments due. The notes are secured by MyACD common stock.

In connection with the acquisition of Transtel Communications, Inc., UCN issued to Transtel and subsidiaries a promissory note in the principal amount of $2.1 million (Note 2). The note accrues interest at the rate of eight percent per annum, and is payable in 36 equal installments of principal plus accrued interest. The note is secured by certain of the assets acquired.

During 2004, note holders converted approximately $1 million of promissory notes into 506,250 shares of common stock at a conversion price of $2.00 per share. One of the investors was a member of the Board of Directors who converted a $113,000 note into 56,250 shares of common stock. Another investor was a former member of the Board of Directors who converted notes in the amount of $500,000 into 250,000 shares of common stock.

NOTE 8 – FAIR VALUE OF FIXED RATE DEBT

The following disclosure of the estimated fair value of the Company and its subsidiaries’ financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Notes payable	$5,789	$5,801	$365	$365
Capital leases	2,363	2,384	54	53
Promissory notes	325	325	599	599

The fair value of the fixed rate obligations listed above is approximated using the rate currently charged for borrowings under the Company’s line of credit agreement (Notes 5 and 7).

NOTE 9 – OTHER LONG-TERM LIABILITIES

In connection with the acquisition of certain assets and liabilities from Transtel Communications, Inc. (Note 2), the Company assumed certain operating lease obligations for facilities it does not anticipate using. The Company included the present value of these obligations, net of estimated future sub-lease income, in other liabilities assumed as of the acquisition date. At December 31, 2005, the Company owed approximately $683,000 on these obligations, of which $247,000 was due over a period of more than one year.

NOTE 10 - LEASES

UCN leases executive office space in Bluffdale, Utah, a suburb of Salt Lake City. The offices consist of approximately 30,000 square feet and have a current monthly lease rate of $34,000. The lease for office space expires in November 2007, but the Company has an option to renew the lease for an additional three to five years. UCN is leasing 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a current monthly cost of $10,000. The Company has sublet this space for the same monthly amount, and also agreed to extend the lease an additional six months through May 2008.

The Company also currently utilizes other leased properties obtained in its acquisition of Transtel Communications, Inc. (Notes 2 and 9). Two parcels in the same office building in Salt Lake City, Utah, approximate 25,000 square feet and are being leased for an aggregate $28,000 per month. Of that amount, $3,000 is being paid under a month-to-month arrangement, and the other agreement expires in September 2009. Since acquiring Transtel in May 2005, the Company has utilized only about one-half of the total space, and has included an amount relating to the unused portion in accrued liabilities. Two other obligations relate to a single property in an office building in Los Angeles, California. The office space comprises about 4,000 square feet and lease payments, along with fees for nearby equipment space, total approximately $15,000 per month. The agreements expire in July 2009.

The Company has entered into capital lease agreements with an equipment finance company for new computer equipment and related software in conjunction with its network expansion activities. During 2005, $1.7 million of equipment was acquired.

During the third quarter 2005, the Company purchased a three year license and an upgraded version of its telecommunications billing software totaling $1.1 million. The obligation is accounted for as a capital lease and will provide capacity for: 1) increased number of telecommunications customers, 2) improved billing options and 3) improved customer service options.

The following is a schedule of future minimum payments under capital leases as of December 31, 2005 (in thousands):

Year ending December 31,	Capital leases
2006	$1,051
2007	1,029
2008	527
2009	—

Total future minimum lease payments	2,607
Less amount representing interest	(244)

Total obligations under capital leases	2,363
Less current portion	(900)

Long-term capital lease obligations, net of current portion	$1,463

The following schedule shows the composition of total remaining commitments for operating leases at December 31, 2005 (in thousands):

Year ending December 31,	Gross Operating Leases	Less: Sub-lease Income	Net Operating Leases
2006	$1,279	$(131)	$1,148
2007	1,059	(135)	924
2008	394	(45)	349
2009	207	-0-	207

Total	$2,939	$(311)	$2,628

Rent expense was approximately $568,000, $876,000, and $520,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are net of sub-lease related income of $107,437, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 11 - INCOME TAXES

The components of the Company’s net deferred income tax assets and liabilities are as follows (in thousands):

	December 31,		December 31,
	2005		2004
	Current	Long-term	Current	Long-term
Deferred income tax assets:
Net operating loss carry forwards	$—	$9,009	$—	$8,311
Book depreciation and amortization in excess of tax depreciation and amortization	—	1,334	—	—
Reserves and accrued liabilities	677	—	598	—

Total deferred income tax assets	677	10,343	598	8,311
Valuation allowance	(608)	(10,299)	(598)	(7,462)

Deferred income tax asset	69	44	—	849

Deferred income tax liabilities:
MyACD stock acquisition	(69)	(44)	—	—
Tax depreciation and amortization in excess of book depreciation and amortization	—	—	—	(849)

Deferred income tax liabilities	(69)	(44)	—	—

Net deferred income taxes	$—	$—	$—	$—

As of December 31, 2005, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $23.8 million. The net operating loss carry forwards will begin to expire in 2012 through 2025.

The Company is uncertain whether the deferred tax assets can be realized due to the history of operating losses. Accordingly, a valuation allowance has been recorded to reduce the deferred income tax assets to the amount which management believes is more likely than not to be realized. The valuation allowance for deferred tax assets increased from $8.1 million at December 31, 2004 to $10.9 million at December 31, 2005.

Income taxes for financial reporting purposes differ from those computed by applying the statutory Federal rate to pretax income (loss) as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Computed Federal income tax expense (benefit) at the statutory rate of 34%	$(2,873)	$(718)	$399
State income tax expense (benefit)	(296)	(97)	54
Exercise of employee stock options	—	(125)	(7)
Meals and entertainment	32	19	11
Other	13	4	9
Valuation allowance expense (benefit)	2,822	917	(466)

Total tax expense (benefit)	$(302)	$—	$—

In conjunction with the purchase of MyACD (Note 2), the Company recorded a deferred tax liability which released $302,000 of valuation allowance.

During 2005, the Company’s 2003 tax year was examined by the IRS, which resulted in an increase of tax of approximately $51,000. The IRS examination also impacted the tax basis of certain assets resulting in changes to both deferred tax assets and deferred tax liabilities.

Years prior to 2002 are closed to examination for federal income tax purposes. The Company has evaluated the available evidence about both asserted and unasserted income tax contingencies for income tax returns filed with the Internal Revenue Service, state and local tax authorities and has not recorded any income tax contingencies which represent managements’ estimate of the amount that is probable and estimable of being payable, if successfully challenged by such tax authorities, under the provision of SFAS No. 5, Accounting for Contingencies.

NOTE 12 - CAPITAL TRANSACTIONS

Preferred Stock: The Board of Directors is authorized to issue shares of the Company’s authorized but un-issued preferred stock in one or more series. With respect to any series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or any other characteristics, preferences, limitations, rights, privileges, immunities, or terms.

Series A 8 percent Cumulative Convertible Preferred Stock: During 1999, the Board of Directors authorized the issuance of 2 million shares of Series A 8 percent Cumulative Convertible Preferred Stock (Series A Preferred Stock) at an offering price of $2.00 per share. Gross proceeds of $4 million were raised upon sale of the shares. During 2004, four stockholders converted 111,007 Series A preferred shares into common shares.

Series B 8 percent Cumulative Convertible Preferred Stock: In September 2000, the Board of Directors authorized the issuance of 1.2 million shares of Series B 8 percent Cumulative Convertible Preferred Stock (Series B Preferred Stock) and related warrants to purchase common shares at an offering price of $10.00 per unit. Each unit consisted of one share of Series B Preferred Stock and five warrants to purchase one share of common stock at an exercise price of $2.50 per share. During 2000, various investors made loans to the Company and subsequently elected to exchange their promissory notes for units. In addition to the converted loans of $2.5 million, the Company raised $2.0 million through the issuance of units through December 31, 2000 and $1.1 million through the issuance of units in 2001.

As part of the Series B Preferred Stock offering, the Company issued 2.3 million warrants to purchase common stock at $2.50 per share. During the three months ended March 31, 2001, the Company issued an additional 110,000 shares of preferred stock and 550,000 warrants to purchase common stock.

In December 2002 UCN agreed to purchase certain assets and assume certain liabilities of Acceris Communications Inc. (formerly I-Link, Inc.) and its subsidiary, I-Link Communications, Inc. In consideration, UCN issued to Acceris 246,430 shares of Series B Convertible Preferred Stock with a fair market value of $1.4 million, and agreed to issue an additional 53,570 shares of Series B Convertible Preferred Stock in equal monthly installments over a term of 10 months commencing June 1, 2003. The final installment was issued March 1, 2004. In March 2004, Acceris elected to convert all 300,000 shares of Series B Preferred Stock into 1.5 million shares of common stock.

During 2004, stockholders converted a total of 40,000 Series B Preferred shares into 200,000 common shares. During 2003, stockholders converted a total of 116,000 Series B Preferred shares into 580,000 common shares.

Cumulative dividends accrued on both Series A and B Preferred Stock at the rate of 8 percent per annum from the date of original issue and are payable semi-annually on June 30 and December 31 of each year out of funds legally available for the payment of dividends. Dividends were payable in cash or common stock at the election of the Company. If paid in common stock, the number of shares issued was based on the average of the closing bid prices for the common stock over the five trading days immediately prior to the dividend payment date. If the Company failed to pay any dividend within 60 days of its due date, the conversion price (see below) was adjusted downward by $0.25 per share for each occurrence. During the years ended December 31, 2005, 2004 and 2003, the Company declared dividends aggregating $38,000, $672,000 and $874,000, respectively, and to satisfy payment obligations, issued a total of 116,957, 290,294, and 427,096 shares of common stock, respectively. At December 31, 2004, the Company had accrued dividends payable in the amount of $313,000. In February 2005, the Company settled those dividends payable, along with $38,000 in dividends accrued during January 2005, by issuing 116,957 shares of common stock.

In December 2004 UCN gave notice to the remaining preferred stockholders that it was redeeming all outstanding shares of both series on January 29, 2005. At that time, there were 1.8 million shares of Preferred Series A Stock outstanding with a total redemption value of approximately $3.5 million, and 397,800 shares of Preferred Series B Stock outstanding with a total redemption value of $4.0 million. By January 28, 2005 all remaining preferred stockholders had elected to convert their preferred shares to common. Accordingly, all remaining shares of Series A and B Preferred Stock were converted to a total of approximately 3.7 million shares of UCN common stock. Subsequent to the conversion of all outstanding preferred shares, a final dividend payment totaling 116,957 shares of common stock was issued.

Issuances of Common Stock: In November and December 2005 the Company closed a private placement to institutional and accredited investors. The Company sold 2.2 million shares of common stock at $2.00 per share, or a total of approximately $4.4 million. Net proceeds of the offering after placement fees and expenses were approximately $4.1 million. In addition, 132,000 shares of stock were issued to the investment banking firm as a sales commission valued at $1.95 per share, the fair market value on the day the shares were issued. As part of the offering, five-year warrants to purchase 550,000 shares of common stock at $2.00 per shares were issued to the investors. The fair market value of the warrants, using the Black-Scholes pricing model, was $464,000 with an assumed expected volatility of 43.03%, a risk-free rate of return of 4.47%, a dividend yield of none, and an expected life of 5 years. After allocating the fair market value of the warrants, the intrinsic value of the beneficial conversion feature of $352,000 was reflected as a decrease to additional paid-in capital. On December 29, 2005, the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 to register these shares.

In connection with the MyACD, Inc. acquisition, the Company issued 562,985 shares of UCN common stock valued at $2.28 per share as of the day the parties agreed on payment terms. These shares were issued as part of the purchase agreement to acquire 100% of the shares of MyACD (Note 2).

During 2005, investors and employees exercised options and warrants for a total of 69,267 shares of common stock. Total proceeds received by the Company were $156,000

In 2004 UCN adopted the 2005 Employee Stock Purchase Plan. The purpose of the Purchase Plan is to promote UCN’s operating performance and growth potential by encouraging employees to acquire equity in UCN, thereby aligning their long-term interests with those of UCN. The Purchase Plan provides that up to 1,000,000 shares of common stock may be sold to participating employees. It expires at the beginning of 2014. The Compensation Committee of the Board of Directors administers the Purchase Plan.

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

The Purchase Plan may be amended by the Board of Directors from time to time as it deems desirable without approval of the stockholders of the UCN, except to the extent stockholder approval is required by Rule 16b-3 of the Exchange Act, applicable NASDAQ or stock exchange rules, applicable provisions of the Internal Revenue Code, or other applicable laws or regulations. The Board of Directors may terminate the plan at any time in its sole discretion. No employee of the Company participated in the plan during 2005.

During 2004 note holders converted approximately $1.0 million of promissory notes into 506,250 shares of common stock at a conversion price of $2.00 per share. One of the investors was a member of the Board of Directors who converted an $113,000 note into 56,250 shares of common stock. Another investor was a former member of the Board of Directors who converted notes in the amount of $500,000 into 250,000 shares of common stock.

In March 2004 the Company closed a private placement to institutional and accredited investors. The Company sold approximately 3.8 million shares of common stock at $2.30 per share, or a total of approximately $8.7 million. Net proceeds of the offering after placement fees and expenses were approximately $8.1 million. A portion of the expenses associated with this transaction was the issuance to the investment banking firm of 164,125 warrants to purchase common shares at $2.76 per share that expire March 15, 2007. The fair market value of the warrants, using the Black-Scholes pricing model, was $189,000 with an assumed expected volatility of 65.60%, a risk-free rate of return of 1.97%, a dividend yield of none, and an expected life of 3 years. In connection with the placement, Acceris Communications Inc., formerly I-link Incorporated and the holder of 300,000 shares of Series B Convertible Preferred Stock, converted all of its preferred stock to 1.5 million common shares. Acceris subsequently sold 750,000 of those common shares to the investors in the private placement at $2.30 per share.

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

Warrants to Purchase Common Shares: As described above, the Company issued warrants in connection with its 2005 and 2004 private placements of common stock.

During 2004, investors exercised warrants to purchase a total of 2.6 million shares of common stock. Some of the investors fulfilled their exercise price either partially or in full by exchanging 207,632 shares of common stock. The stock submitted was valued at $617,000, based on the fair market value of the stock on the day of the exchange. Proceeds, net of offering costs and the value of common shares received by the Company, totaled $4.6 million. One current and one former member of the Board of Directors also participated in the exercise. They exercised warrants for the purchase of 435,000 shares of common stock for total proceeds of $870,000. During 2005, more warrants for the purchase of 4,000 shares were exercised for net proceeds of $8,000.

In November 2003 the Company issued 25,000 warrants to a consulting company. The estimated fair value of the warrants of $25,000, based on using the Black-Scholes pricing model is being amortized over the life of the contract into general and administrative expense. During 2004, the Company issued 90,000 warrants to a public relations firm. Using the same pricing model, the estimated fair value of the warrants was $72,000 with an assumed expected volatility of 62%, a risk-free rate of return of 2.86%, a dividend yield of none, and an expected life of 3 years. The value of the warrants will also be amortized over the life of the contract. The warrants vest in monthly installments of 7,500 until the contract’s termination. At December 31, 2005, all warrants were vested.

During 2003, investors exercised warrants to purchase 522,500 shares of common stock, in exchange for proceeds which aggregated approximately $1 million.

All warrants were exercisable at December 31, 2005. The following tables summarize the warrant activity for the three year period ended December 31, 2005 (in thousands except per share data):

	Warrants	Price Range	Weighted Average Exercise Price
Balance at January 1, 2003	5,530	$1.25 -$2.95	$2.00
Cancelled or expired	(182)	$2.00 -$2.95	$2.49
Exercised	(523)	$1.25 -$2.50	$2.00
Issued	25	$2.50	$2.50

Balance at December 31, 2003	4,850	$1.25 -$2.50	$2.05
Cancelled or expired	(181)	$2.00 -$2.50	$2.40
Exercised	(2,594)	$1.25 -$2.50	$2.00
Issued	255	$2.76 -$4.00	$3.20

Balance at December 31, 2004	2,330	$2.00 -$4.00	$2.20
Cancelled or expired	(2,062)	$2.00 -$2.50	$2.07
Exercised	(4)	$2.00	$2.00
Issued	550	$2.00	$2.00

Balance at December 31, 2005	814	$2.00 -$4.00	$2.38

A summary of the warrants outstanding and warrants exercisable at December 31, 2005 is as follows (in thousands except per share data):

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable at December 31, 2005	Weighted Average Exercise Price
$2.00 - $3.99	724	4.0 years	$2.18	724	$2.18
$4.00	90	1.3 years	$4.00	90	$4.00

	814	3.7 years	$2.38	814	$2.38

Stock Options:

Long-Term Stock Incentive Plan: Effective March 11, 1999, the Company established the Long-Term Stock Incentive Plan (the Stock Plan). The Stock Plan provides for a maximum of 1,200,000 shares of common stock of the Company to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the Stock Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (SAR); and on a limited basis, stock awards. The terms and exercise prices of options and SARs will be established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2005, incentive stock options to purchase a total of 1,004,384 shares had been granted, and had either been exercised or were outstanding.

Other Options: The Company’s Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees, and consultants as compensation and in connection with obtaining financing.

Generally, employee options vest over a period of from one to three years, and expire from four to five years after the date the options were granted. The following tables summarize all stock option activity during the three-year period ended December 31, 2005 (in thousands except per share data):

	Options	Price Range	Weighted Average Exercise Price
Balance at January 1, 2003	3,594	$2.00 -$5.39	$2.58

Granted	683	$2.00 -$2.64	$2.33
Exercised	(28)	$2.00	$2.00
Cancelled or expired	(817)	$2.00 -$4.00	$2.20

Balance at December 31, 2003	3,432	$2.00 -$5.39	$2.62

Granted	759	$2.00 -$3.05	$2.60
Exercised	(428)	$2.00 -$2.50	$2.20
Cancelled or expired	(260)	$2.00 -$3.05	$2.57

Balance at December 31, 2004	3,503	$2.00 -$5.39	$2.67

Granted	1,254	$2.00 -$3.00	$2.16
Exercised	(65)	$2.00 -$2.50	$2.40
Cancelled or expired	(1,166)	$2.00 -$5.06	$3.07

Balance at December 31, 2005	3,526	$2.00 -$5.39	$2.37

A summary of the options outstanding and options exercisable at December 31, 2005 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at December 31, 2005	Weighted Average Exercise Price
$2.00 - $3.99	3,480	3.2 years	$2.33	2,333	$2.39
$4.00 - $5.39	46	4.3 years	$5.39	46	$5.39

	3,526	3.6 years	$2.37	2,379	$2.45

Registration Statement on Form SB-2: On September 10, 2003, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for resale up to 8,779,333 shares of Common Stock that may be sold from time to time by certain selling security holders listed in the registration statement. As of December 31, 2005, the selling security holders still owned:

•	Options to purchase 1,154,152 shares at prices ranging from $2.00 to $5.392 per share of the 2,189,152 total shares registered with the filing.

•	Convertible note in the amount of $250,000 (Note 7) convertible into common shares at $2.00 per share of the total $1,162,500 of convertible notes registered with the filing.

The remaining shares covered under the registration statement filing have been sold, converted or expired.

UCN will receive the proceeds from exercise of the warrants and options and will benefit from extinguishment of the debt represented by the convertible notes, but will not receive any proceeds or benefit from the resale of the shares by the selling security holders.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company paid the Chairman of the Board of Directors (the Chairman), for consulting, marketing, and capital raising activities. The Company incurred $55,000, $78,000, and $75,000 in fees associated with these services for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, 2004 and 2003, the Company owed the Chairman $5,000, $0, and $13,000, respectively. The Chairman has also provided certain vendors of the Company with his personal guaranty in the amount of up to $800,000, for which UCN has agreed to indemnify him for any losses for which he may become liable.

There have also been several debt arrangements with directors (Note 7). During 2004 most of these obligations were repaid. Interest expense incurred on obligations owed to these directors during 2005, 2004 and 2003, respectively, was approximately $274,000, $219,000 and $415,000.

NOTE 14 -MAJOR SUPPLIERS

Approximately 62 percent, 70 percent, and 90 percent of the Company’s cost of revenue for the years ended December 31, 2005, 2004 and 2003, respectively, was generated from three of the largest United States telecommunication providers. As of December 31, 2005 and 2004, respectively, the Company owed approximately $4.1 million and $4.0 million to these three providers. The Company has entered into contractual agreements with these vendors. The financial status of these national providers is well-known throughout the telecommunications industry and financial markets. The Company believes it unlikely that of any one of these major, national telecommunications providers would suddenly become unable to financially provide services to UCN customers. While the Company so far has never experienced a disruption of service with these providers, in the event one of them is unable to provide services, the Company believes within one or two months it could switch all related dedicated switched customers over to either or both of the other two providers. UCN can switch over smaller, non-dedicated customers to alternate providers’ networks almost immediately.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In conjunction with the acquisition of My ACD on January 5, 2005 (Note 2), the acquisition agreement specified that the buyer and seller would agree to file an election under IRS Code Section 338(h)(10) (the Election) which treats the stock acquisition for tax purposes as an asset purchase. The result of the Election is to provide tax benefits for the assets acquired in relation to their fair market value. However, the Election was not filed by the Company within the required nine month filing period. The Company, has obtained consent of the seller for the Section 338(h)(10) election and has commenced filing the Election with the IRS. The Company believes that it is more likely than not that the IRS will accept such filing under IRS Revenue Procedure 2003-33, which provides administrative relief provisions allowing for corrections to clerical errors or oversights. Accordingly, a deferred tax liability has not been recorded by the Company for the difference between the tax basis and financial reporting basis of the acquired technology. In the event that the IRS disallows the Election, the Company would record a deferred tax liability and an additional amount for acquired technology totaling approximately $2.4 million. The deferred tax liability would be reduced by the tax benefit normally associated with the book amortization of the acquired technology.

The Company is potentially liable under surety bonds aggregating $156,000 in favor of five municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

As part of the telecommunication service contracts with two of its wholesale providers, the Company agreed to purchase services which obligate UCN for a combined minimum of approximately $600,000 per month until June 2006, and for $500,000 per month until March 2008.

UCN is the subject of certain other legal matters which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of the Company.

The Company operates in many different jurisdictions for which it is liable for the collection and remittance of sales taxes and for the payment of use taxes. During the year, certain potential liabilities for both sales and use taxes were identified either by the Company or by a taxing jurisdiction. The Company has accrued $377,000 as an estimate of the amount that is probable of assertion.

NOTE 16 - SUBSEQUENT EVENTS

In January 2006, the Company initiated a billing dispute with one of its long distance suppliers regarding international billing rates totaling approximately $513,000 for usage incurred in 2006. The Company settled the dispute in March 2006 and agreed to pay $330,000 in disputed charges.

In conjunction with filing its annual report on Form 10-K, the Company will also file two registration statements to update registration statements previously filed. The Company will file Form S-1/A, which will supersede and replace the prospectus dated April 20, 2005, which registered 5,504,671 shares of common stock. The Company will also file Form S-1/A, which will supersede and replace the prospectus dated January 12, 2006, which registered 2,882,000 of common stock.

UCN, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
2005:
Allowance for uncollectible accounts receivable	$1,098	$1,596	$1,098	$1,596

2004:
Allowance for uncollectible accounts receivable	$2,931	$1,455	$3,288	$1,098