Form 10-Q
period 2006-03-31
UCN INC
filed 2006-05-15
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,185,457 shares of common stock as of May 12, 2006.

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,930	$5,471
Restricted cash	814	651
Accounts and other receivables, net of allowance for uncollectible accounts of $1,355 and $1,364, respectively	11,924	11,368
Other current assets	528	561

Total current assets	16,196	18,051
Property and equipment, net	5,043	5,225
Intangible assets, net	10,211	11,545
Other assets	800	822

Total assets	$32,250	$35,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,502	$3,328
Current portion of long-term debt, notes payable and capital lease obligations	3,416	2,966
Trade accounts payable	10,442	11,380
Accrued liabilities	2,413	2,268
Accrued commissions	1,327	1,355

Total current liabilities	21,100	21,297
Long-term debt, notes payable and capital lease obligations	4,359	5,511
Other long-term liabilities	190	247

Total liabilities	25,649	27,055
Commitments and contingencies (Notes 4, 5, 6, 11 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
Series A 8% cumulative convertible preferred stock; 0 shares issued and outstanding for 2005 and 2004, (liquidation values of $0 and $0)	—	—
Series B 8% cumulative convertible preferred stock; 0 shares issued and outstanding for 2005 and 2004, respectively (liquidation values of $0 and $0)	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,119,669 and 23,114,669 shares issued and outstanding for 2005 and 2004, respectively	2	2
Additional paid-in capital	44,726	44,570
Warrants and options outstanding	735	735
Accumulated deficit	(38,862)	(36,719)

Total stockholders’ equity	6,601	8,588

Total liabilities and stockholders’ equity	$32,250	$35,643

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended March 31,
	2006	2005
Revenue	$22,622	$15,974
Operating expenses:
Costs of revenue	15,483	10,371
Selling and promotion	3,618	3,118
General and administrative	3,567	2,796
Depreciation and amortization	1,879	1,505

Total operating expenses	24,547	17,790

Loss from operations	(1,925)	(1,816)
Other income (expense):
Interest income	40	20
Interest expense	(258)	(183)

Total other expense	(218)	(163)

Net loss	(2,143)	(1,979)
Preferred dividends	—	(38)

Net loss applicable to common stockholders	$(2,143)	$(2,017)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	23,117	19,502

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - (Unaudited)

(in thousands)

			Additional Paid-in Capital	Warrants/ Options Outstanding	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2006	23,115	$2	$44,570	$735	$(36,719)	$8,588
Private placement offering costs	—	—	(7)	—	—	(7)
Exercise of employee options to purchase common shares	5	—	10	—	—	10
Stock-based compensation	—	—	153	—	—	153
Net loss	—	—	—	—	(2,143)	(2,143)

Balance at March 31, 2006	23,120	$2	$44,726	$735	$(38,862)	$6,601

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,143)	$(1,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,846	1,505
Amortization of note financing costs	33	19
Stock-based compensation	153	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(556)	516
Other current assets	33	(54)
Other non-current assets	22	(16)
Trade accounts payable	(938)	1,221
Accrued liabilities	60	394

Net cash provided by (used in) operating activities	(1,490)	1,606

Cash flows from investing activities:
Purchases of property and equipment	(163)	(342)
Increase in restricted cash	(167)	(601)
Acquisition of MyACD, Inc. stock	—	(427)

Net cash used in investing activities	(330)	(1,370)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	174	(191)
Proceeds from exercise of options and warrants	10	164
Private placement offering costs	(7)	—
Principal payments on long-term debt and capital leases	(898)	(292)

Net cash used in financing activities	(721)	(319)

Net decrease in cash and cash equivalents	(2,541)	(83)
Cash and cash equivalents at the beginning of the period	5,471	4,010

Cash and cash equivalents at the end of the period	$2,930	$3,927

	(continued )	(continued )

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Three months ended March 31,
	2006		2005
Supplemental cash flow information:
Cash paid for interest	$284		$269
Supplemental schedule of non-cash investing and financing activities:
Property and equipment financed with capital lease obligations	$196		$332
Issuance of long-term debt related to acquisition of MyACD, Inc.	—		4,272
Issuance of common stock related to acquisition of MyACD, Inc.	—		1,284
Accrual of dividend payable on preferred stock	—		38
Issuance of common shares in payment of preferred stock dividend	—		348
	(concluded	)	(concluded	)

See notes to condensed consolidated financial statements

UCN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim financial statements of UCN, Inc. and its subsidiaries (collectively, “UCN” or “the Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 29, 2006. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

As of March 31, 2006, UCN had a working capital deficit of approximately $4.9 million, including the current portion of long-term debt, notes payable and capital lease obligations of approximately $3.4 million. The Company also experienced net losses during the three months ended March 31, 2006 and 2005 of approximately $2.1 million and $2.0 million, respectively, and the cost of revenue for three months ended March 31, 2006 was 69% as compared to 65% during same period during 2005. Additionally, the Company had a fourth consecutive quarter of negative cash flows from operating activities. The primary factors affecting operating results were: 1) continued investments in the promotion and development of inContact to bring these services to market, 2) timing of payments and receipt of receivables, 3) $330,000 payment of a billing dispute, and 3) significant increases in prices from two of the Company’s largest wholesale telecommunication service vendors that the Company had to absorb.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon: 1) the Company’s ability to generate sufficient cash flow to meet the Company’s obligations on a timely basis, 2) to obtain additional financing and 3) ultimately to achieve successful operations.

The Company has taken the following actions to improve its financial situation:

•	The Company is concentrating its marketing efforts on promoting the sale of inContact technology services to existing and new customers. This focus is driven by higher gross margins for customers utilizing inContact services integrated with traditional long distance services. The inContact segment revenue, (which includes long distance services to customers who utilize inContact technology), during the first quarter was $2.96 million for the first three months of 2006 compared to $846,000 during the same period in the previous year and $2.0 million in the fourth quarter of 2005. Additional information on the Company’s segments can be found in Notes 2 and 12.

•	In May 2006, UCN reached an agreement with ComVest Capital to refinance the majority of its existing short and long term debt (Note 13). The terms of this agreement will improve the company’s current ratio by reclassifying approximately $6.5 million from current to long term liabilities. This agreement will also decrease debt commitments over the next two years by approximately $4 million.

•	The Company generated approximately $290,000 of additional revenue by charging certain wholesale carrier cost recovery fees to its customers during the first quarter of 2006.

•	The Company saved approximately $283,000 during the first quarter by using a lower cost long distance carrier. The Company anticipates saving approximately $1.2 million during 2006 by continuing to use this new carrier and from the shut down of parts of the Transtel network.

•	The Company renegotiated lower minimum purchase commitments with two of its wholesale telecommunication service vendors over a longer period of time, and thus, if necessary, now has the flexibility to more easily switch customers to other, lower-cost vendors.

•	During the second quarter of 2005, the Company acquired the net operating assets of Transtel Communications, Inc. Since then, UCN has taken several cost-cutting steps aimed at improving Transtel-related operating results and cash flow. During 2006 the Company plans to further consolidate and transfer operations at various former Transtel’s switching locations, thus saving additional annual expenses.

Management believes these actions will allow the Company: 1) to significantly increase its cash flow available from outside sources and from operations in order to meet short-term requirements, 2) to eventually return the Company to overall profitability and 3) to enable the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During the three months ended March 31, 2006 and 2005, the Company capitalized approximately $175,000 and $174,000, respectively.

Long-Lived Assets: In accordance with SFAS (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset and from cash flows generated from customer lists. Essentially all of the Company’s assets are pledged as collateral for the outstanding debt listed in Note 6.

Stock-Based Compensation: On January 1, 2006, UCN adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. UCN adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three months ended March 31, 2006, was $153,000.

Prior to the adoption of SFAS 123(R), UCN accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Condensed Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the results for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123(R), UCN selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Volatility is based on the Company’s historical stock price over the contractual life of the option. The Company has issued stock options to employees under share-based compensation plans including the Long-term incentive stock plan (LTISP) and those granted by the board of directors and compensation committee. Stock options are issued at the current market price on the date of grant, subject to a three-year vesting period with a contractual term of five years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is still in the process of calculating the APIC Pool and has not yet determined if it will elect to adopt the simplified method.

Additional information on the Company’s stock-based compensation can be found in Note 9.

Income Taxes: All income tax amounts reflect the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the expected future income tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. A valuation allowance is provided to offset deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. To date, a valuation allowance has been recorded to eliminate the net deferred income tax assets.

Net Loss Per Common Share: Basic net loss per common share (“Basic LPS”) excludes dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted LPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted LPS is not presented because the exercise or conversion of securities would have an anti dilutive effect on net loss per common share.

Business Segments and Related Information: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company has begun to focus marketing efforts towards providing on-demand contact center software and specialized telecommunications services, in addition to traditional long distance services. Additional information on the Company’s segments can be found in Note 12.

Other Comprehensive Loss: There were no components of other comprehensive loss other than net loss.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2006			December 31, 2005
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$15,684	$10,494	$5,190	$15,684	$9,677	$6,007
Technology and patents	7,980	3,043	4,937	7,980	2,545	5,435
Non-compete agreement	154	70	84	154	51	103

	$23,818	$13,607	$10,211	$23,818	$12,273	$11,545

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Accrued payphone and carrier charges	$713	$660
Accrued payroll and other compensation	817	633
Current portion operating lease obligations assumed	348	436
Assumed acquisition liabilities	131	158
Other	404	381

	$2,413	$2,268

NOTE 5 – FAIR VALUE OF FIXED RATE DEBT

The following disclosure of the estimated fair value of the Company and its subsidiaries’ financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2006 and December 31, 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair value and carrying value of fixed rate debt is as follows (in thousands):

	March 31, 2006		December 31, 2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Notes payable	$5,361	$5,263	$5,789	$5,801
Promissory notes	$75	$77	$325	$325
Capital leases	$2,338	$2,274	$2,363	$2,384

NOTE 6 – LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Unsecured note payable to the Chairman of the Board, bearing interest at 12 percent, payable monthly, due July 2007.	$75	$75
Unsecured note payable to a former Director bearing interest at 12 percent, payable monthly, due January 2006, and convertible to common stock at $2.00 per share.	—	250
Promissory notes payable to two former MyACD stockholders, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Variable principal payments due monthly, based on MyACD service revenue, final principal payments due January 2008	3,482	3,713
Promissory note payable to a former MyACD stockholder, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Principal payments due monthly, final principal payment due December 2007	220	249
Promissory note payable to Transtel Communications, Inc. and subsidiaries bearing interest at 8 percent, principal and interest payable monthly, secured by certain of the assets acquired from payment due June 2008	1,660	1,827
Capital Leases	2,338	2,363

	7,775	8,477
Less current portion	(3,416)	(2,966)

	$4,359	$5,511

The Company has entered into a capital lease agreement with an equipment finance company for new computer equipment and related software in conjunction with its network expansion activities. UCN acquired equipment totaling approximately $196,000 during the first quarter of 2006 under the capital lease agreement.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006 the Company paid Theodore Stern, Chairman of the Board of Directors, $5,000 per month for consulting, marketing, and capital raising activities. Mr. Stern has also provided certain vendors of the Company with his personal guaranty in the amount of up to $800,000, for which UCN has agreed to indemnify Mr. Stern for any losses for which he may become liable.

In January 2006, the Company repaid a $250,000 convertible note to a former director and significant shareholder of the Company.

NOTE 8 – CAPITAL TRANSACTIONS

During the first quarter of 2006 and 2005, investors and employees exercised options and warrants for a total of 5,000 and 69,267 shares of common stock, respectively. Total proceeds received by the Company were $10,000 and $164,000 during the respective periods.

NOTE 9 – STOCK-BASED COMPENSATION

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. UCN adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). The Company’s policy for attributing the value of graded vest share-based payments is an accelerated multiple-option approach. In the first quarter of 2006, the adoption of SFAS 123(R) resulted in stock-based compensation expense of approximately $153,000 using a post-vest forfeiture rate of 5.3%. The Company recorded a deferred tax asset of approximately $39,000 relating to the stock-based compensation recorded during the period, which has been offset by a valuation allowance to eliminate the net deferred income tax assets. UCN has allocated the compensation to the respective departments based on location of where the employee’s regular compensation is charged as follows (in thousands):

Cost of revenue	$2
Selling and promotion	69
General and administrative	82

Total	$153

Prior to the adoption of SFAS 123(R), UCN accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Condensed Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). The following table illustrates the effects on net loss applicable to common stockholders and loss per share if compensation expense was measured using the fair value recognition provision of SFAS No. 123 for the three months ended March 31, 2005 (in thousands):

Net loss applicable to common stockholders:
As reported	$(2,017)
Pro forma stock-option based compensation	(160)

Pro forma net loss applicable to common stockholders	$(2,177)

Net loss per common share
As reported:
Basic and diluted	$(0.10)
Pro forma:
Basic and diluted	$(0.10)

UCN estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005
Dividend yield	None	None
Volatility	79%	55%
Risk-free interest rate	4.64%	3.73%
Expected life (years)	4.4	5.0
Weighted average fair value of grants	$1.32	$1.37
Post-vesting forfeiture rate	5.3%	n/a

The following tables summarize all stock option activity during the three-month period ended March 31, 2006 (in thousands except per share data):

	Options	Price range	Weighted Average Exercise Price
Balance at December 31, 2005	3,526	$2.00-$5.39	$2.37
Granted	128	$2.00-$2.18	$2.12
Exercised	(5)	$2.00	$2.00
Cancelled or expired	(160)	$2.00-$3.69	$2.35

Balance at March 31, 2006	3,489	$2.00-$5.39	$2.36

A summary of the options outstanding and options exercisable at March 31, 2006 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise prices range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00-$3.99	3,443	3.2 years	$2.32	2,243	$2.40
$4.00-$5.39	46	4.1 years	$5.39	46	$5.39

	3,489	3.2 years	$2.36	2,289	$2.46

A summary of the activity for non-vested share awards as of March 31, 2006 and changes during the three month period is as follows (in thousands, except per share amounts):

	Options	Weighted Average Option Fair Value
Balance at December 31, 2005	1,147	$1.01
Granted	128	$1.32
Cancelled or expired	(75)	$1.44

Balance at March 31, 2006	1,200	$1.05

As of March 31, 2006, there was approximately $652,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

NOTE 10 – MAJOR SUPPLIERS

Approximately 67% and 47% of the Company’s cost of revenue for the three months ended March 31, 2006 and 2005, respectively, was generated from three of the largest U.S. telecommunication service providers. The Company owed approximately $6.2 million and $5.4 million to these three providers as of March 31, 2006 and 2005, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has entered into telecommunication service agreements with two of its wholesale providers to purchase services. UCN is obligated to purchase a combined minimum of minutes of totaling approximately $583,000 per month through June 2006 and $500,000 per month until March 2008 under the service agreements.

NOTE 12 – SEGMENTS

The Company manages its business based on two customer segments: Telecom and inContact. The Telecom segment includes all voice and data long distance services provided to customers not utilizing any inContact services. The inContact segment includes revenues from customers using any inContact services as well as their long distance voice and data services. The Company’s inContact technology services include automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting. For the three months ended March 31, 2006, inContact segment revenue of $2.96 million includes $2.26 million of related long distance voice and data services and approximately $700,000 of inContact technology services. For the three months ended March 31, 2005, inContact segment revenue of $846,000 includes approximately $576,000 of long distance voice and data services and approximately $270,000 of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	March 31, 2006
	Telecom	inContact	Consolidated
Revenue	$19,667	$2,955	$22,622
Cost of revenue	13,914	1,569	15,483
Selling and promotion	2,220	1,398	3,618
General and administrative	2,551	704	3,255
Depreciation and amortization	1,389	490	1,879
Research and development	—	312	312

Loss from operations	$(407)	$(1,518)	$(1,925)

	March 31, 2005
	Telecom	inContact	Consolidated
Revenue	$15,128	$846	$15,974
Cost of revenue	9,997	374	10,371
Selling and promotion	2,953	165	3,118
General and administrative	2,374	116	2,490
Depreciation and amortization	1,058	447	1,505
Research and development	—	306	306

Income (loss) from operations	$(1,254)	$(562)	$(1,816)

For the purpose of reporting segment results, UCN has presented research and development cost as a separate item. These costs are included as part of general and administrative in the condensed consolidated statements of operations. All other consolidated amounts reconcile to the condensed consolidated statements of operations. Below is a reconciliation of consolidated general and administrative costs for the three months ended March 31, 2006 and 2005, respectively:

	March 31, 2006
	Telecom	inContact	Consolidated
Segment general and administrative	2,551	704	3,255
Segment research and development	—	312	312

Total consolidated general and administrative			3,567

	March 31, 2005
	Telecom	inContact	Consolidated
General and administrative	2,374	116	2,490
Research and development	—	306	306

Total consolidated general and administrative			2,796

NOTE 13 – SUBSEQUENT EVENT

In May 2006, UCN reached an agreement with ComVest Capital, which will replace: 1) the existing line of credit agreement; 2) the promissory notes to former MyACD, Inc. shareholders; 3) promissory note relating to the Transtel acquisition; and 4) the capital lease arrangement relating to the upgrade of the Company’s billing software. The new agreement will be comprised of a $4.5 million convertible term note and a revolving credit note with maximum availability of $7.5 million. Both notes accrue interest at 9.0% and mature in 48 months. The loans are secured by essentially all assets of the Company. There are no principal payments due for the first 12 months under the convertible term note. In connection with the establishment of the loan, the Company agreed to issue to ComVest a warrant to purchase 330,000 shares of UCN common stock at the lesser of $2.75 per share or 130% of market at the time of closing. The Company anticipates closing this agreement during the second quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UCN, Inc. (UCN) offers a wide range of call management, long distance, toll free, data transmission and related communication service options at competitive prices with superior service levels.

UCN is a “Network Applications Provider” that provides on-demand, hosted, contact handling software (through its “inContact™” applications suite) and business telecommunication services delivered over its own, proprietary national Voice over Internet Protocol network (VoIP Network). The inContact application suite includes an integrated package of advanced contact handling, reporting and administration applications along with inControl, a unique, rapid application development tool.

UCN also offers a set of traditional connectivity products. The Company’s dedicated voice T1 product, the Intelligent-T™, and our switched 1+ service enable our customers’ sites to connect to UCN’s VoIP Network and gain access to our inContact services. Our customers publish toll free numbers to their customer base, enabling inbound and outbound calls to be handled through the inContact applications embedded in the VoIP Network. We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers and selling through our direct and inside sales forces.

Results of Operations

Revenue

Total revenues increased 42% to $22.6 million from $16.0 million for the three months ended March 31, 2006 compared the same period in 2005. The majority of the increase is due to the acquisition of Transtel, which added approximately $4.5 million of revenue for the three months ended March 31, 2006. The inContact segment’s revenue increased by 249% or approximately $2.1 million from $846,000 during the first three months of 2005 to $2.96 million during the first three months of 2006. Of the $2.96 million of inContact segment revenue for the quarter, $2.26 million is related to long distance services provided to customers using inContact services. UCN also added $290,000 of new wholesale cost recovery fees during the first quarter. The Company also added new customers throughout 2005 which helped to increase overall revenue results.

UCN continues to focus its marketing efforts towards providing on-demand contact center software and business telecommunications services delivered over UCN’s national VoIP network. UCN believes the opportunity to increase revenues through the sale of enhanced telecommunications services to business customers is much greater than through the sale of traditional long distance services to residential customers. With the technology acquired, the Company developed a menu of enhanced communication services that it is marketing to our existing and potential customers through our multiple sales channels. As a result of these changes, UCN is experiencing a transition in its sales mix.

Costs of revenue

Costs of revenue increased to $15.5 million for the quarter ended March 31, 2006 from $10.4 million for the quarter ended March 31, 2005, a change of 50% or $5.1 million. Cost of revenue as a percentage of revenue for the three months ended March 31, 2006 was 68.4% as compared to 64.9% during the same period in 2005. The decrease in gross margin is the result of the combination of lower, more competitive pricing we adopted in previous years in some of the newer long distance rate plans along with the change in our sales mix from residential customers to business customers. Additionally, UCN paid a large billing dispute with one of its service providers totaling approximately $330,000.

Since 2004 UCN has concentrated its marketing efforts on business users of telecommunication services. Recently, UCN has focused resources on promoting its inContact technology services which carry significantly higher gross margins than the traditional long distance services. As a result, UCN expects to experience higher gross margins from the sales of these technology services.

Selling and promotion

Selling and promotion expenses increased 16% or approximately $500,000 to $3.6 million or 16% of revenue during the quarter ended March 31, 2006, from $3.1 million or 20% of revenue during the quarter ended March 31, 2005. The bulk of the increase is driven by the Company’s continued focus on selling and promoting the Company’s products of providing on-demand contact center software and business telecommunications services delivered over UCN’s national VoIP network. Additionally, the Company adopted SFAS 123(R) on January 1, 2006, which requires the Company to record stock-based compensation expense in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2006, the Company recorded approximately $69,000 of stock-based compensation expense.

General and administrative

General and administrative expenses for the three months ended March 31, 2006 increased 28% or $771,000 to $3.6 million or 15.8% of revenue compared to $2.8 million or 17.5% of revenue in the same period in 2005. The bulk of the increase relates to the acquisition of Transtel. Additionally, the Company adopted SFAS 123(R) on January 1, 2006, which requires the Company to record stock-based compensation expense in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2006, the Company recorded approximately $82,000 of stock-based compensation expense.

Depreciation and amortization

Depreciation and amortization increased approximately $374,000 or 25% to $1.9 million for the three months ended March 31, 2006 compared to $1.5 million for the three months ended March 31, 2005. The increase is due to the Company recording: 1) $6.7 million of intangible assets with the acquisition of MyACD, 2) $4.2 million of intangible assets with the acquisition of Transtel amortized using an accelerated method, 3) $1.7 million of new capital leases throughout 2005, and 4)

$1.1 million of software. Depreciation and amortization expense will continue to increase throughout 2006 as the Company adds assets to respond to growth opportunities.

Other income (expense)

Interest expense increased 41% during the first quarter of 2006 to $258,000, compared to $183,000 during the same period in 2005. The increase is primarily driven by an overall increase in the outstanding debt relating to the acquisition of Transtel, MyACD and certain capital leases during the first quarter of 2006 and throughout 2005.

Segment Reporting

UCN began presenting segment information for the first quarter of 2006 because the Company expects the current make up of revenue will be similar to the make up of revenue year end, which will require two segments to be presented. SFAS 131 does not require interim financial statements to present segment information in the initial year of application; however, management believes that this information would be beneficial and that it provides additional insight into how management analyzes and makes operational decisions.

The Company manages its business based on two customer segments: Telecom and inContact. The Telecom segment includes all voice and data long distance services provided to customers not utilizing any inContact services. The inContact segment includes revenues from customers using any inContact services as well as their long distance voice and data services. The Company’s inContact technology services include automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting. For the three months ended March 31, 2006, inContact segment revenue of $2.96 million includes $2.26 million of long distance voice and data services and approximately $700,000 of inContact technology services. For the three months ended March 31, 2005, inContact segment revenue of $846,000 includes approximately $576,000 of long distance voice and data services and approximately $270,000 of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Telecom Segment

The Telecom segment revenue increased 30% from the first quarter of 2005 to $20.0 million for the first period of 2006. This increase is primarily due to the Transtel acquisition which added approximately $4.5 million during the first quarter of 2006. Cost of revenue for the segment increased to $13.9 million, a 39% increase from the same period in the previous year, primarily due to the overall increase in revenue. Gross margin for the segment was 29.3% for the first quarter of 2006 compared to 33.9% for the same period in 2005. The segment loss from operations decreased 68% from $1.3 million during the first quarter of 2005 to $407,000 in the first quarter of 2006. As noted above, the decrease in gross margin is the result of the combination of lower, more competitive pricing the Company adopted in previous years as well as the change in our sales mix from residential customers to business customers. Additionally, UCN paid a large billing dispute with one of its service providers totaling approximately $330,000, which was allocated to this segment.

inContact Segment

The inContact segment experienced the fifth consecutive quarter of growth to $2.96 million during the first quarter of 2006. Segment revenue increased 249% compared to the first quarter of 2005 as a result from the selling and promotion effort the Company has taken to bring this product to market. Gross margin for the quarter was 46.9% compared to 55.8% in the same period in the previous quarter. The decrease in gross margin for the quarter is a direct result of closing deals with existing customers that have a significant portion of lower margin long distance revenue. The Company has continued to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased 747% compared to the first quarter of 2005. Additionally, the Company continues developing the services provided in the segment by investments in research and development. During the quarter, the Company spent $312,000 in research and development costs in this segment.

Liquidity and Capital Resources

During the first quarter of 2006 and 2005, investors and employees exercised options and warrants totaling of 5,000 and 69,267 shares of common stock, respectively. Total proceeds received by the Company were $10,000 and $164,000 during the respective periods.

On May 5, 2006, the Company entered into a revolving credit and term loan agreement with ComVest Capital. Under the terms of the agreement ComVest has agreed to loan up to $7.5 million under a revolving credit note and $4.5 million to the Company under a convertible term note. The term note is convertible to common stock at the rate of $3.00 per share. UCN can require conversion subject to the satisfaction of certain conditions. In connection with the establishment of the loan, the Company agreed to issue to ComVest a warrant to purchase 330,000 shares of UCN common stock at the lesser of $2.75 per share or 130% of market at the time of closing. The loan transaction is expected to close on or before June 1, 2006.

The new loans will replace: 1) the revolving credit facility with CapitalSource, 2) the promissory notes issued in conjunction with the MyACD and Transtel acquisitions, and 3) the capital lease used to finance the upgrade of the Company’s billing software. The interest rate under the ComVest convertible term note and revolving credit note is a fixed nine percent per annum. Interest on the convertible term note is paid monthly in arrears. No principal is paid during the first 12 months, after which it is paid in 36 equal monthly installments. The new loans will be secured by essentially all assets of the Company.

The new loans will: 1) improve the Company’s current ratio, 2) increase the borrowing base available from accounts receivable, 3) allow for no principal payments for the first twelve months, 4) move all of the current line of credit balance to long-term, and 5) reduce debt payments by $4.3 million over the next two years.

UCN’s current ratio as of March 31, 2006 decreased to 0.77:1 from 0.85:1 at December 31, 2005. The primary reason for the change in the current ratio a $2.4 million decrease in outstanding cash balances and a $450,000 increased current portion of long-term debt and notes payable. These changes were partially offset by a $938,000 decrease in accounts payable and a $556,000 increases in accounts receivable. The overall decrease is primarily due to general timing of payments and collections of accounts payables and accounts receivable. Additionally, the MyACD notes payable require step-up minimum payments, which increased the current portion of long-term debt and notes payable.

UCN is potentially liable under surety bonds aggregating $156,000 in favor of two municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

As of March 31, 2006, UCN had a working capital deficit of approximately $4.9 million, including the current portion of long-term debt, notes payable and capital lease obligations of approximately $3.4 million. The Company also experienced a net loss during the three months ended March 31, 2006 and 2005 of approximately $2.1 million and $2.0 million, respectively, and the cost of revenue for three months ended March 31, 2006 was 69% as compared to 65% during same period during 2005. Additionally, the Company had a fourth consecutive quarter of negative cash flows from operating activities. The primary factors affecting operating results were: 1) continued investments in the promotion and development of inContact to bring these services to market, 2) timing of payments and receipt of receivables, 3) $330,000 payment of a billing dispute, and 3) significant increases in prices from two of the Company’s largest wholesale telecommunication service vendors that the Company had to absorb.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon: 1) the Company’s ability to generate sufficient cash flow to meet the Company’s obligations on a timely basis, 2) to obtain additional financing and 3) ultimately to achieve successful operations.

The Company has taken the following actions to improve its financial situation:

•	The Company is concentrating its marketing efforts on promoting the sale of inContact technology services to existing and new customers. This focus is driven by higher gross margins for customers utilizing inContact services integrated with traditional long distance services. The inContact segment revenue, (which includes long distance services to customers who utilize inContact technology), during the first quarter was $2.96 million for the first three months of 2006 compared to $846,000 during the same period in the previous year and $2.0 million in the fourth quarter of 2005. Additional information on the Company’s segments can be found in Notes 2 and 12.

•	In May 2006, UCN reached an agreement with ComVest Capital to refinance the majority of its existing short and long term debt (Note 13). The terms of this agreement will improve the company’s current ratio by reclassifying approximately $6.5 million from current to long term liabilities. This agreement will also decrease debt commitments over the next two years by approximately $4 million.

•	The Company generated approximately $290,000 of additional revenue by charging certain wholesale carrier cost recovery fees to its customers during the first quarter of 2006.

•	The Company saved approximately $283,000 during the first quarter by using a lower cost long distance carrier. The Company anticipates saving approximately $1.2 million during 2006 by continuing to use this new carrier and from the shut down of parts of the Transtel network.

•	The Company renegotiated lower minimum purchase commitments with two of its wholesale telecommunication service vendors over a longer period of time, and thus, if necessary, now has the flexibility to more easily switch customers to other, lower-cost vendors.

•	During the second quarter of 2005, the Company acquired the net operating assets of Transtel Communications, Inc. Since then, UCN has taken several cost-cutting steps aimed at improving Transtel-related operating results and cash flow. During 2006 the Company plans to further consolidate and transfer operations at various former Transtel’s switching locations, thus saving additional annual expenses.

Management believes these actions will allow the Company: 1) to significantly increase its cash flow available from outside sources and from operations in order to meet short-term requirements, 2) to eventually return the Company to overall profitability and 3) to enable the Company to continue as a going concern.

Contractual obligations The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of March 31, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable (1)	$5,437	$1,998	$3,439	$—	$—
Capital leases	2,338	972	1,366	—	—
Operating leases	2,616	1,228	1,388	—	—
Interest on notes and leases	856	449	407	—	—
Purchase commitments	12,250	6,250	6,000	—	—

	$23,497	$10,897	$12,600	$—	$—

(1)	In the case of MyACD-related notes, this assumes that minimum monthly payments are made through the maturity date.

Critical accounting policies and estimates

Revenue Recognition – We record revenue when the customer receives services and obtains the risks and rewards of ownership, and UCN assumes the risk of loss for collection. For customers that are between billing cycles, the Company estimates unbilled revenue for services provided based on actual usage for the period and a prorated portion of the monthly fixed fees.

Revenue is derived from telephony services, including dedicated transport and switched long distance, data services and contact handling solutions. Revenue for switched access and dedicated long distance service is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements are billed in arrears and revenue is estimated based on the actual usage for the period. The fixed rate elements billed in advance are recognized over the period the services are provided. Revenue from contact handling solutions is billed in arrears and estimates based on usage are used to recognize revenue over the period earned.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable is comprised of amounts billed and billable to customers. The allowance for doubtful accounts is estimated by management based on a percentage of sales and specific information about customer accounts, past loss experience, and general economic conditions. An account is written off by management when deemed uncollectible, although collection efforts may continue.

Long-Lived Assets – We estimate the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. Depreciation and amortization expense is generally computed using the straight-line method over the estimated useful lives. We use an accelerated method to amortize our intangibles for customer lists acquired during 2005. Long-lived assets consist of property and equipment (computer equipment, software, furniture and equipment) and intangible assets (acquired customer lists, patents and acquired technology). We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection. At March 31, 2006, the net value of these intangibles represents $10.2 million or approximately 32% of our total assets.

Income Taxes – All income tax amounts reflect the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the expected future income tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. A valuation allowance is provided to offset deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. To date, a valuation allowance has been recorded to eliminate the deferred income tax assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. For interest expense, our line-of-credit arrangement has a variable interest rate based on the prime rate. Assuming the outstanding amount at March 31, 2006 was constant over the next twelve months, a one percent change in the prime interest rate would result in a change in interest expense of approximately $35,000 over the next twelve-month period. All other debt instruments have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2006. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on March 31, 2006. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its quarterly report on Form 10-Q for the three months ended March 31, 2006.

During the three months ended March 31, 2006 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1A. RISK FACTORS

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by UCN, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting customer marketing and rebate programs or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed below, as well as other factors set forth under the “Item 1A. Risk Factors”in our Annual Report on Form 10-K for 2005, actual results may differ from those in the forward-looking statements.

Our net loss applicable to common stockholders was approximately $2,143,000 for the three months ended March 31, 2006, compared to $2,017,000 for the same period in 2004. Continued losses caused by these and other factors would diminish the working capital we have available to pursue development of our Network Application Provider business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2006, UCN issued compensatory options to officers and employees. The awards include the following:

•	Issuance to Kevin Childs of options to purchase a total of 75,000 shares of common stock at an exercise price of $2.15 per share exercisable over a term of five years that vest in three annual equal installments.

•	Issuance to each of five employees of options to purchase a total of 25,383 shares of common stock at an exercise price of $2.00 per share exercisable over a term of five years that vest in three annual equal installments.

•	Issuance to one employee of options to purchase a total of 7,500 shares of common stock at an exercise price of $2.18 per share exercisable over a term of five years that vest in three annual equal installments.

•	Issuance to one employee of options to purchase a total of 20,000 shares of common stock at an exercise price of $2.15 per share exercisable over a term of five years that vest in three annual equal installments.

The foregoing options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, based on the determination by UCN that each of the option recipients had access to all material information regarding UCN and its business and financial condition, and that each of the option recipients has such business experience and background that they can reasonably be considered to be “sophisticated” with respect to the equity interest represented by the options issued to each of them.

ITEM 5. OTHER INFORMATION

None

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

UCN, INC.

Date: May 15, 2006	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: May 15, 2006	By:	/s/ Brian S. Moroney
Brian S. Moroney Principal Financial and Accounting Officer