Form 10-Q
period 2006-06-30
UCN INC
filed 2006-08-11
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,141,984 shares of common stock as of August 10, 2006.

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,393	$5,471
Restricted cash	10	651
Accounts and other receivables, net of allowance for uncollectible accounts of $1,556 and $1,596, respectively	10,424	11,368
Other current assets	389	561

Total current assets	15,216	18,051
Property and equipment, net	5,126	5,225
Intangible assets, net	8,911	11,545
Other assets	683	822

Total assets	$29,936	$35,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$3,328
Current portion of long-term debt	710	2,966
Trade accounts payable	8,789	11,380
Accrued liabilities	2,104	2,268
Accrued commissions	1,266	1,355

Total current liabilities	12,869	21,297
Long-term debt	7,449	5,511
Other long-term liabilities	122	247

Total liabilities	20,440	27,055

Commitments and contingencies (Notes 4, 8, 11, 13 and 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; Series A 8% cumulative convertible preferred stock; 0 shares issued and outstanding for 2006 and 2005 (liquidation value of $0)	—	—
Series B 8% cumulative convertible preferred stock; 0 shares issued and outstanding for 2006 and 2005 (liquidation value of $0)	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,141,984 and 23,114,669 shares issued and outstanding for June 30, 2006 and December 31, 2005, respectively	3	2
Additional paid-in capital	49,218	44,570
Warrants and options outstanding	1,277	735
Accumulated deficit	(41,002)	(36,719)

Total stockholders’ equity	9,496	8,588

Total liabilities and stockholders’ equity	$29,936	$35,643

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended June 30,
	2006	2005
Revenue	$20,968	$21,488
Operating expenses:
Costs of revenue	13,580	14,130
General and administrative	3,223	2,638
Selling and promotion	3,432	4,287
Depreciation and amortization	1,865	1,706
Research and development	352	322

Total operating expenses	22,452	23,083

Loss from operations	(1,484)	(1,595)
Other income (expense):
Interest income	42	24
Interest expense	(326)	(226)
Loss on early extinguishment of debt	(364)	—

Total other expense	(648)	(202)

Net loss before income taxes	(2,132)	(1,797)
Income tax expense	8	—

Net loss	(2,140)	(1,797)
Preferred dividends	—	—

Net loss applicable to common stockholders	$(2,140)	$(1,797)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	24,053	20,783

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Six months ended June 30,
	2006	2005
Revenue	$43,590	$37,462
Operating expenses:
Costs of revenue	29,063	24,501
General and administrative	6,478	4,411
Selling and promotion	7,050	8,122
Depreciation and amortization	3,744	3,210
Research and development	664	628

Total operating expenses	46,999	40,872

Loss from operations	(3,409)	(3,410)
Other income (expense):
Interest income	82	44
Interest expense	(584)	(410)
Loss on early extinguishment of debt	(364)	—

Total other expense	(866)	(366)

Net loss before income taxes	(4,275)	(3,776)
Income tax expense	8	—

Net loss	(4,283)	(3,776)
Preferred dividends	—	(38)

Net loss applicable to common stockholders	$(4,283)	$(3,814)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.19)
Weighted average common shares outstanding:
Basic and diluted	23,588	20,146

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Warrants/ Options Outstanding	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2006	23,115	$2	$44,570	$735	$(36,719)	$8,588
Exercise of employee options to purchase common shares	71	—	141	—	—	141
Stock-based compensation	—	—	297	—	—	297
Proceeds from private offering, net of issuance costs of $290	1,956	1	4,210	—	—	4,211
Warrant issued in conjuntion with debt financing	—	—	—	542	—	542
Net loss	—	—	—	—	(4,283)	(4,283)

Balance at June 30, 2006	25,142	$3	$49,218	$1,277	$(41,002)	$9,496

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,283)	$(3,776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,744	3,210
Amortization of debt financing costs	83	44
Stock-based compensation	297	—
Loss on early extinguishment of debt	364	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	944	(407)
Other current assets	69	52
Other non-current assets	33	(3)
Trade accounts payable	(2,774)	3,784
Accrued liabilities	(289)	(1,574)
Accrued commissions	(89)	203

Net cash provided by (used in) operating activities	(1,901)	1,533

Cash flows from investing activities:
Decrease (increase) in restricted cash	641	(674)
Purchases of property and equipment	(632)	(659)
Acquisition of MyACD, Inc. stock	—	(427)

Net cash provided by (used in) investing activities	9	(1,760)

Cash flows from financing activities:
Private placement of common stock, net of offering costs of $290	4,211	—
Net borrowings (payments) under line of credit and revolving credit facility	664	(629)
Proceeds from exercise of options and warrants	141	160
Principal payments on long-term debt and capital leases	(3,639)	(544)
Payments on early extinguishment of debt	(377)	—
Debt financing fees	(186)	—

Net cash provided by (used in) financing activities	814	(1,013)

Net decrease in cash and cash equivalents	(1,078)	(1,240)
Cash and cash equivalents at the beginning of the period	5,471	4,010

Cash and cash equivalents at the end of the period	$4,393	$2,770

	(continued)	(continued)

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Six months ended June 30,
	2006		2005
Supplemental cash flow information:
Cash paid for interest	$423		$443
Cash paid for taxes	$2		$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants with debt agreement	$542		$—
Property and equipment financed with capital lease obligations	196		818
Property and equipment included in accounts payable	183		43
Issuance of common shares in payment of preferred stock dividend	—		348
	(concluded	)	(concluded	)

See notes to condensed consolidated financial statements

UCN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim financial statements of UCN, Inc. and its subsidiaries (collectively, UCN) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 29, 2006. The results of operations for the three and six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

As of June 30, 2006, UCN had a working capital surplus of $2.3 million. UCN experienced net losses during the six months ended June 30, 2006 and 2005 of approximately $4.3 million and $3.8 million, respectively. Additionally, UCN experienced negative cash flow from operations for the six months ended June 30, 2005 of $1.9 million. The primary factors affecting the cash flow used in operating activities during the second quarter were: 1) continued investments in the promotion and development of inContact to bring these services to market, 2) $2.8 million decrease in accounts payable, 3) $364,000 loss on early extinguishment of debt, 4) $330,000 billing dispute in the first quarter of 2006, and 5) $297,000 of stock-based compensation recorded year-to-date as required by SFAS 123(R).

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should UCN be unable to continue as a going concern. UCN’s continuation as a going concern is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to achieve successful operations.

UCN has taken the following actions to improve its financial situation:

•	UCN is concentrating marketing efforts on promoting the sale of inContact technology services to existing and new customers. This focus is driven by higher gross margins for customers utilizing inContact services integrated with UCN long distance services. Revenue from the inContact segment, which includes long distance services to customers who utilize inContact technology, increased to $3.6 million for the three months ended June 30, 2006 as compared to $2.96 million for the first three months of 2006. Revenue from the inContact segment, which includes long distance services to customers who utilize inContact technology, through June 30, 2006 rose 269% to $6.6 million from $1.8 million during the same period in 2005. This was the sixth consecutive quarter of double digit growth of inContact segment revenue. Additional information regarding segments can be found in Note 14.

•	In May 2006, UCN closed an agreement with ComVest Capital to refinance the majority of existing short and long-term debt (Note 8). The financing arrangement provides UCN with increased liquidity and access to cash collections. As a result of the agreement, the current ratio increased to 1.18 at June 30, 2006 from 0.85 at December 31, 2005. The two primary reasons for the increase are: 1) the revolving credit facility is classified as long-term, and 2) the new convertible term note does not require debt payments for the first twelve months. The financing also released the restrictions on certain cash balances imposed by the previous line of credit. There was $3.2 million of unused commitments at June 30, 2006 under the revolving credit note.

•	During May 2006, UCN raised $4.5 million by issuing 1.96 million shares of common stock in a private placement with two institutional and accredited investors. As a result of these private placements, UCN was required to repay approximately $1.1 million of the outstanding convertible note balance.

•	UCN continued to improve cost of revenue margin by implementing cost cutting measures and increasing higher margin inContact revenue. UCN’s cost of revenue margin improved by one full percentage point to 64.8% during the second quarter 2006 as compared to 65.8% during the second quarter 2005. UCN’s cost of revenue margin has improved by 3.7 percentage points from the first quarter 2006 of 68.5% and 4.5 percentage points from the fourth quarter 2005 of 69.3%.

•	Through June 30, 2006, UCN generated approximately $725,000 of additional revenue by charging certain wholesale carrier cost recovery fees to customers.

•	Through June 30, 2006, UCN saved approximately $996,000 by using a lower cost long distance carrier. UCN anticipates saving a total of $2.0 million during 2006 by continuing to use this new carrier and from the shut down of parts of the Transtel network.

UCN experienced a year-to-date net loss of $4.3 million through June 2006. Included in net loss is depreciation and amortization of $3.7 million, net interest expense of $502,000 and stock-based compensation of $297,000. Additionally, included in the net loss are unusual items including a loss on extinguishment of debt of $364,000 incurred during the quarter and a large unusual billing dispute in the first quarter of $330,000.

Management believes these actions will allow UCN: 1) to significantly increase cash flow available from outside sources and from operations in order to meet short-term requirements, 2) to eventually return UCN to overall profitability and 3) to enable UCN to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, UCN capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During the three months ended June 30, 2006 and 2005, UCN capitalized approximately $96,000 and $97,000, respectively.

Long-Lived Assets: In accordance with SFAS (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, UCN evaluates the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset and from cash flows generated from customer lists. Essentially all assets are pledged as collateral for the outstanding debt listed in Note 8.

Stock-Based Compensation: On January 1, 2006, UCN adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) providing supplemental implementation guidance for SFAS 123(R). The provisions of SAB 107 were applied in the adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. UCN adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and six months ended June 30, 2006, was $144,000 and $297,000, respectively.

Prior to the adoption of SFAS 123(R), UCN accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Condensed Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the results for the second quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, UCN accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123(R), UCN selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Volatility is based on historical stock prices over the contractual life of the option. UCN has issued stock options to employees under share-based compensation plans including the Long-term incentive stock plan (LTISP) and those granted by the board of directors and compensation committee. Stock options are issued at the current market price on the date of grant, subject to a three-year vesting period with a contractual term of five years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). UCN is still in the process of calculating the APIC Pool and have not yet determined if it will elect to adopt the simplified method.

Additional information on stock-based compensation can be found in Note 11.

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

Business Segments and Related Information: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. UCN has continued to focus marketing efforts towards providing on-demand contact center software and specialized telecommunications services, in addition to traditional long distance services. Additional information on segments can be found in Note 14.

Recent Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that UCN recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. UCN is currently evaluating the impact of adopting FIN 48 on the financial statements.

Other Comprehensive Loss: There were no components of other comprehensive loss other than net loss.

NOTE 2 – RESTRICTED CASH

UCN’s previous line of credit placed restrictions on certain cash balances maintained in the lock-box. The line of credit was terminated in May 2006, which eliminated the lock-box requirement and released these restrictions (Notes 4 and 8). The remaining balance is held on deposit for credit card processing.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$15,684	$11,276	$4,408	$15,684	$9,677	$6,007
Technology and patents	7,980	3,541	4,439	7,980	2,545	5,435
Non-compete agreement	154	90	64	154	51	103

	$23,818	$14,907	$8,911	$23,818	$12,273	$11,545

NOTE 4 – LINE OF CREDIT

In May 2006, UCN entered into an agreement with ComVest Capital, LLC, which included a $4.5 million convertible term note and a $7.5 million revolving credit note. UCN used a portion of the proceeds from these notes to repay the outstanding balance and to terminate the outstanding line of credit. There is no lock-box requirement with the revolving credit note and the entire balance is due at the end of the four year term, therefore, the entire amount is classified as long-term as described in Note 8.

NOTE 5 – OTHER ASSETS

In conjunction with the debt financing completed in May 2006 (Note 8), UCN recorded $186,000 of deferred financing costs. Theses costs are being amortized using the interest method. The bulk of these costs are closing fees paid to ComVest Capital of $158,000. UCN amortized a total of $5,000 of deferred financing costs during the second quarter 2006.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued payphone and carrier charges	$791	$660
Accrued payroll and other compensation	640	633
Current portion operating lease obligations assumed	306	436
Assumed acquisition liabilities	95	158
Other	272	381

	$2,104	$2,268

NOTE 7 – FAIR VALUE OF FIXED RATE DEBT

The following disclosure of the estimated fair value of UCN’s financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2006 and December 31, 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair value and carrying value of fixed rate debt is as follows (in thousands):

	June 30, 2006		December 31, 2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible term note	$3,380	$3,247	$5,789	$5,801
Promissory notes	$—	$—	$325	$325
Capital leases	$1,308	$1,297	$2,363	$2,384

NOTE 8 – LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Unsecured note payable to the Chairman of the Board, bearing interest at 12 percent payable monthly	$—	$75
Unsecured note payable to a former Director bearing interest at 12 percent, payable monthly, due January 2006, and convertible to common stock at $2.00 per share.	—	250
Promissory notes payable to two former MyACD stockholders, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Variable principal payments due monthly, based on MyACD service revenue, final principal payments due January 2008	—	3,713
Promissory note payable to a former MyACD stockholder, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Principal payments due monthly, final principal payment due December 2007	—	249
Promissory note payable to Transtel Communications, Inc. and subsidiaries bearing interest at 8 percent, principal and interest payable monthly, secured by certain of the assets acquired from payment due June 2008	—	1,827
Convertible term note to ComVest Capital, LLC of $4.5 million, bearing interest at a fixed 9.0 percent, there are no principal payments due through April 2007 after which the loan requires monthly principal and interest payments of $125,000 with any unpaid amounts due on May 2010, outstanding principal amount is convertible to common stock at $3.00 per share	3,380	—
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent, there are no requirements to repay outstanding principal payments until May 2010	3,991	—
Capital Leases	1,308	2,363

	8,679	8,477
Current portion of long-term debt	(710)	(2,966)
Debt discounts on convertible term note and revolving credit note	(520)	—

	$7,449	$5,511

In May 2006, UCN entered into an agreement with ComVest Capital, LLC, which included a $4.5 million convertible term note and a $7.5 million revolving credit note. These notes are secured by essentially all assets and have certain financial and non-financial covenants of which UCN was in compliance as June 30, 2006. As part of the agreement, UCN issued five-year detachable warrants to purchase 330,000 shares of common stock at $2.75 per share. UCN allocated $542,000 of the proceeds from the offering to the warrants based on the relative fair value of the warrants in relation to the fair value of the convertible term note and revolving credit note.

As required by APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (APB 14), UCN allocated total debt proceeds based on the respective fair value of the securities issued. Based on the allocation of proceeds, UCN recorded a discount on the convertible term note of $210,000 based on its relative fair value to the warrant and revolving credit note. The discount is amortized to interest expense using the interest method over the life of the note. Interest expense of $12,000 was recorded in the second quarter 2006.

The revolving credit note matures in May 2010, accrues interest at a fixed nine percent and provides for maximum availability of $7.5 million. UCN is required to make monthly interest payments and the entire balance is due at maturity. There was $3.2 million of unused commitments at June 30, 2006 under the revolving credit note. In conjunction with the allocation of proceeds, UCN recorded a discount on the revolving credit note of $332,000 based on its relative fair value to the warrant and convertible term note. The discount is amortized to interest expense using the straight-line method over the life of the note. Interest expense of $10,000 was recorded in the second quarter 2006.

UCN recognized a loss on early extinguishment of debt of $364,000 in conjunction with completing the ComVest financing. Lower payoff amounts were negotiated with certain note holders that resulted in a gain of $348,000 from early extinguishment of debt. The gain was offset by the write-off of $334,000 in deferred debt financing fees, a $300,000 early termination fee paid to the holder of the previous line of credit, and a $77,000 difference in the book basis due to imputed interest on notes issued to former shareholders of MyACD.

In conjunction with private placement of common stock that closed during May 2006, UCN was required to repay $1.1 million of the outstanding convertible term note balance in June 2006 (Note 10).

During March 2006, UCN entered into a capital lease agreement with an equipment finance company for new computer equipment and related software totaling $196,000 in conjunction with network expansion activities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2006 UCN paid the Chairman of the Board of Directors (Chairman), $5,000 per month for consulting, marketing, and capital raising activities. The Chairman has also provided certain vendors with his personal guaranty in the amount of up to $800,000, for which UCN has agreed to indemnify the Chairman for any losses for which he may become liable.

In June 2006, UCN repaid a $75,000 unsecured note to the Chairman of the Board of Directors.

In January 2006, UCN repaid a $250,000 convertible note to a former director and significant shareholder.

NOTE 10 – CAPITAL TRANSACTIONS

During May 2006, UCN sold 1.96 million shares of common stock at $2.30 per share for a total of $4.5 million to two institutional and accredited investors. Net proceeds of the offering after placement fees and expenses were approximately $4.2 million, including $250,000 of sales commissions paid to an investment banking firm.

As part of the convertible term note and revolving credit note agreement, UCN issued detachable five-year warrants to ComVest Capital, LLC to purchase 330,000 shares of common stock at $2.75 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $567,000 with an assumed expected volatility of 73.73%, a risk-free rate of return of 4.98%, no dividend yield, and an expected life of 5 years. On June 23, 2006, a registration statement was filed with the SEC on Form S-1 to register these shares. On July 13, 2006, UCN filed an amended registration statement with the SEC on Form S-1/A. The registration statement became effective on July 17, 2006.

APB 14 requires UCN to allocate the proceeds received on the debt financing to the convertible term note, revolving credit note and detachable warrants on a prorated basis based on the fair value of the respective instruments. Based on the relative fair value of the instruments, UCN allocated $542,000 to the detachable warrants issued to ComVest.

During the second quarter of 2006, a former employee exercised options to purchase a total of 65,788 shares of common stock and UCN received total proceeds of $131,000. During the first quarter of 2006, a former employee exercised options to purchase a total of 5,000 shares of common stock and UCN received total proceeds of $10,000.

NOTE 11 – STOCK-BASED COMPENSATION

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. UCN adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). In the second quarter of 2006, the adoption of SFAS 123(R) resulted in stock-based compensation expense of approximately $144,000 using a post-vest forfeiture rate of 5.3% for total stock-based compensation of $297,000 through June 30, 2006. UCN has allocated the compensation to the respective departments based on location of where the employee’s regular compensation is charged as follows (in thousands):

	For the period ended June 30, 2005
	Three Months	Six Months
Costs of revenue	$1	$3
Selling and promotion	65	134
General and administrative	78	160

Total	$144	$297

Prior to the adoption of SFAS 123(R), UCN accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Condensed Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). The following table illustrates the effects on net loss applicable to common stockholders and loss per share if compensation expense was measured using the fair value recognition provision of SFAS No. 123 for the three and six months ended June 30, 2005 (in thousands):

	Three Months	Six Months
Net loss applicable to common stockholders:
As reported	$(1,797)	$(3,814)
Pro forma stock-option based compensation	(112)	(272)

Pro forma net loss applicable to common stockholders	$(1,909)	$(4,086)

Weighted average common shares outstanding
Basic and diluted as reported	20,783	20,146
Net loss per common share
Basic and diluted as reported	$(0.09)	$(0.19)
Basic and diluted pro forma	$(0.09)	$(0.20)

UCN estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005
Dividend yield	None	None
Volatility	79%	51%
Risk-free interest rate	4.64%	3.75%
Expected life (years)	4.4	5.0
Weighted average fair value of grants	$1.32	$1.02
Post-vesting forfeiture rate	5.3%	n/a

The following tables summarize all stock option activity during the three month period ended June 30, 2006 (in thousands except per share data):

	Options	Price range	Weighted Average Exercise Price
Balance at April 1, 2006	3,489	$2.00-$5.39	$2.36
Granted	50	$2.26	$2.60
Exercised	(66)	$2.00	$2.00
Cancelled or expired	(68)	$2.40-$2.79	$2.57

Balance at June 30, 2006	3,405	$2.00-$5.39	$2.36

The following tables summarize all stock option activity during the six month period ended June 30, 2006 (in thousands except per share data):

	Options	Price range	Weighted Average Exercise Price
Balance at January 1, 2006	3,526	$2.00-$5.39	$2.37
Granted	178	$2.00-$2.26	$2.16
Exercised	(71)	$2.00	$2.00
Cancelled or expired	(228)	$2.00-$3.69	$2.41

Balance at June 30, 2006	3,405	$2.00-$5.39	$2.36

A summary of the options outstanding and options exercisable at June 30, 2006 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise price range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00-$3.99	3,359	3.1 years	$2.32	2,204	$2.40
$4.00-$5.39	46	3.9 years	$5.39	46	$5.39

	3,405	3.2 years	$2.36	2,250	$2.47

A summary of the activity for non-vested share awards as of June 30, 2006 and changes during the six month period is as follows (in thousands, except per share amounts):

	Options	Weighted Average Option Fair Value
Balance at January 1, 2006	1,147	$1.05
Granted	178	$0.84
Vested	(126)	$1.26
Cancelled or expired	(44)	$1.39

Balance at June 30, 2006	1,155	$0.98

As of June 30, 2006, there was approximately $536,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under UCN’s stock option plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

NOTE 12 – MAJOR SUPPLIERS

Approximately 55% and 65% of UCN’s cost of revenue for the six months ended June 30, 2006 and 2005, respectively, was generated from three of the largest U.S. telecommunication service providers. UCN owed approximately $3.1 million and $4.1 million to these three providers as of June 30, 2006 and December 31, 2005, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

UCN has entered into telecommunication service agreements with two wholesale providers to purchase services. UCN is obligated to purchase a combined minimum of minutes totaling approximately $583,000 per month until June 2007 and then $500,000 per month until March 2008 under the service agreements.

UCN is potentially liable under surety bonds aggregating $156,000 in favor of two municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

NOTE 14 – SEGMENTS

UCN manages its business based on two customer segments: Telecom and inContact. The Telecom segment includes all voice and data long distance services provided to customers not utilizing any inContact services. The inContact segment includes revenues from customers using any inContact services as well as their long distance voice and data services. InContact services include automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting. For the three months ended June 30, 2006, inContact segment revenue of $3.6 million includes $2.7 million of related long distance voice and data services and approximately $923,000 of inContact technology services. For the three months ended June 30, 2005, inContact segment revenue of $937,000 includes approximately $666,000 of long distance voice and data services and approximately $271,000 of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the three months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30, 2006
	Telecom	inContact	Consolidated
Revenue	$17,349	$3,619	$20,968
Cost of revenue	11,751	1,829	13,580
Selling and promotion	1,983	1,449	3,432
General and administrative	2,323	900	3,223
Depreciation and amortization	1,352	513	1,865
Research and development	—	352	352

Loss from operations	$(60)	$(1,424)	$(1,484)

	Three Months Ended June 30, 2005
	Telecom	inContact	Consolidated
Revenue	$20,551	$937	$21,488
Cost of revenue	13,692	438	14,130
Selling and promotion	4,100	187	4,287
General and administrative	2,523	115	2,638
Depreciation and amortization	1,632	74	1,706
Research and development	—	322	322

Income (loss) from operations	$(1,396)	$(199)	$(1,595)

For the six months ended June 30, 2006, inContact segment revenue of $6.6 million includes $5.0 million of related long distance voice and data services and approximately $1.6 million of inContact technology services. For the six months ended June 30, 2005, inContact segment revenue of $1.8 million includes approximately $1.2 million of long distance voice and data services and approximately $540,000 of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Six Months Ended June 30, 2006
	Telecom	inContact	Consolidated
Revenue	$37,016	$6,574	$43,590
Cost of revenue	25,665	3,398	29,063
Selling and promotion	4,203	2,847	7,050
General and administrative	4,874	1,604	6,478
Depreciation and amortization	2,741	1,003	3,744
Research and development	—	664	664

Loss from operations	$(467)	$(2,942)	$(3,409)

	Six Months Ended June 30, 2005
	Telecom	inContact	Consolidated
Revenue	$35,679	$1,783	$37,462
Cost of revenue	23,689	812	24,501
Selling and promotion	7,770	352	8,122
General and administrative	4,180	231	4,411
Depreciation and amortization	2,689	521	3,210
Research and development	—	628	628

Loss from operations	$(2,649)	$(761)	$(3,410)

NOTE 15 – LEGAL PROCEEDINGS

In December of 2001, UCN incurred an obligation with Infotopia, Inc. totaling $520,000. Subsequently, UCN negotiated discounts with several creditors, including Infotopia, to significantly reduce the outstanding debt balances and payments. As a result of these negotiations, UCN paid a final negotiated amount to Infotopia as payment in full for the outstanding balance owed on the obligation. During 2006, UCN received notice from Infotopia’s bankruptcy trustee of a suit claiming the debt reduction was a fraudulent conveyance under the bankruptcy code and that UCN should pay the difference between the amount that was reduced in the negotiations and the remaining unpaid amount plus accrued interest. UCN maintains that the agreement was the result of good-faith negotiations that resulted in Infotopia receiving fair value for the discounted settlement of the obligation. The maximum possible loss UCN could be exposed to is $400,000, plus accrued interest. UCN has filed a motion to dismiss the case based on violation of procedure by the plaintiff. UCN will continue to vigorously defend its position that there is no merit for the suit.

UCN is also defendant in various other lawsuits most of which relate to routine matters incidental to our business. Management does not believe that the outcome of these law suits, considered in the aggregate, will have a material adverse effect on the consolidated financial results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of presentation

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in UCN’s 2005 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission.

Overview

UCN offers a wide range of call management, long distance, toll free, data transmission and related communication service options at competitive prices with superior service levels.

UCN is a “Network Applications Provider” that provides on-demand, hosted, contact handling software (through the “inContact™” applications suite) and business telecommunication services delivered over its own, proprietary national Voice over Internet Protocol network (VoIP Network). The inContact application suite includes an integrated package of advanced contact handling, reporting and administration applications along with inControl, a unique, rapid application development tool.

UCN also offers a set of traditional connectivity products. The dedicated voice T1 product, the Intelligent-T™, and our switched 1+ service enable our customers’ sites to connect to UCN’s VoIP Network and gain access to our inContact services. Our customers publish toll free numbers to their customer base, enabling inbound and outbound calls to be handled through the inContact applications embedded in the VoIP Network. We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers and selling through our direct and inside sales forces.

Results of Operations

Revenue

Total revenues decreased 2% to $21.0 million from $21.5 million for the three months ended June 30, 2006 compared to the same period in 2005. The decrease is due to the loss and significant volume reduction of several large volume low margin customers during the quarter. These losses were offset by increases in the inContact segment revenue, which were $3.6 million for the quarter. Revenue for the six months ended June 30, 2006 has increased 16% to $43.6 million from $37.5 million primarily due to the Transtel acquisition that was closed during May 2005. Revenue from the inContact segment increased 269% to $6.6 million from $1.8 million for the six months ended June 30, 2006 and 2005 respectively. For the six months ended June 30, 2006, inContact segment revenue of $6.6 million includes $5.0 million of related long distance voice and data services and approximately $1.6 million of inContact technology services. For the six months ended June 30, 2005, inContact segment revenue of $1.8 million includes approximately $1.2 million of long distance voice and data services and approximately $540,000 of inContact technology services.

UCN continues focusing marketing efforts on providing on-demand contact center software and business telecommunications services delivered over UCN’s national VoIP network. UCN believes the opportunity to increase revenues through the sale of enhanced telecommunications services to business customers is much greater than through the sale of traditional long distance services to residential customers. We have developed a menu of enhanced communication services that we are marketing to our existing and potential customers through our multiple sales channels. As a result of these changes, UCN is experiencing a transition in sales mix.

Costs of revenue

Costs of revenue decreased 4% to $13.6 million for the three months ended June 30, 2006 from $14.1 million for the quarter ended June 30, 2005. UCN’s cost of revenue margin (64.8%) has improved during the quarter by 3.7 percentage points from the first quarter of 2006 (68.5%) and 4.5 percentage points from the fourth quarter of 2005 (69.3%). UCN has continued to improve cost of revenue margin by implementing cost cutting measures and increasing higher margin inContact revenue. Through June 30, 2006, we saved approximately $996,000 million by using a lower cost long distance carrier. UCN anticipates saving a total of $2.0 million during 2006 by continuing to use this new carrier and from the shut down of parts of the Transtel network.

UCN continues to concentrate marketing efforts on business users of telecommunication services and has focused resources on promoting its inContact technology services which carry significantly higher gross margins than the traditional long distance services. As a result, UCN expects continued improvements in gross margins from the sales of these technology services.

Selling and promotion

Selling and promotion expenses decreased 20% or approximately $855,000 to $3.4 million during the three months ended June 30, 2006, from $4.3 million during the three months ended June 30, 2005. The bulk of the decrease from the previous year is overall reduction of the outside sales force. We have redirected our selling and promotion resources to our inside sales initiative.

General and administrative

General and administrative expenses for the three months ended June 30, 2006 increased 22% or $585,000 to $3.2 million compared to $2.6 million in the same period in 2005. The bulk of the increase relates to the acquisition of Transtel. Additionally, we adopted SFAS 123(R) on January 1, 2006, which requires us to record stock-based compensation expense in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2006, we recorded approximately $78,000 of stock-based compensation expense.

Depreciation and amortization

Depreciation and amortization increased approximately $159,000 or 9% to $1.9 million for the three months ended June 30, 2006 compared to $1.7 million for the three months ended June 30, 2005. The increase is due to amortization and depreciation of assets purchased or leased in 2005 and in the first quarter of 2006 to improve the capacity and quality of its network as well as assets acquired with the purchase of Transtel.

Other income (expense)

In conjunction with the debt financing that closed in May 2006, UCN recognized a loss on early extinguishment of debt of $364,000. UCN negotiated lower payoff amounts with certain note holders totaling $348,000 that resulted in a gain from early extinguishment of debt. The gain was offset by the write-off of $334,000 in deferred debt financing fees related to the previous line of credit, a $300,000 early termination fee paid to the holder of the previous line of credit, and a $77,000 difference in the book basis due to imputed interest on notes issued to former shareholders of MyACD. The new debt financing: 1) improved the current ratio, 2) enhanced our working capital position, 3) improved the debt to equity ratio, 4) delayed debt payments, and 5) provided additional availability to borrow funds under the revolving credit note.

Interest expense increased 44% during the three months ended June 30, 2006 to $326,000, compared to $226,000 during the same period in 2005. The increase is primarily driven by an overall increase in outstanding debt relating to the acquisition of Transtel, MyACD and certain capital leases during the first quarter of 2006 and throughout 2005. In conjunction with the new debt financing with ComVest, we recorded a discount on long term debt of $542,000. During the second quarter UCN, recorded a total of $22,000 of interest expense due to the amortization of this discount.

Segment Reporting

UCN began presenting segment information for the first quarter of 2006 because we expect the current make up of revenue will be similar to the make up of revenue year end, which will require two segments to be presented. SFAS 131 does not require interim financial statements to present segment information in the initial year of application; however, management believes that this information would be beneficial and that it provides additional insight into how management analyzes and makes operational decisions.

We manage our business based on two customer segments: Telecom and inContact. The Telecom customer segment includes all voice and data long distance services provided to customers not utilizing any inContact services. The inContact customer segment includes revenues from customers using any inContact services as well as their related long distance voice and data services. The inContact segment services include automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Telecom Customer Segment

The Telecom customer segment loss from operations improved significantly during the second quarter of 2006 to $60,000 from $1.4 million for the same period in 2005. The primary reason for the improvement was a 52% decrease in selling and promotion expenses from $4.1 million during the second quarter of 2005 down to $2.0 million during the same period in 2006 primarily due to our increased focus on the inContact segment. Cost of revenue also decreased 14% to $11.8 million for the quarter from $13.7 million in 2005. We saw a significant improvement in gross profit margin to 32.3% during quarter as compared 29.3% and 29.5% for the first quarter of 2006 and fourth quarter of 2005, respectively. Revenue for the segment decreased 16% to $17.3 million from $20.6 million primarily due the loss and significant volume reduction of several large-volume low-margin customers during the quarter as well as up selling several legacy Telecom customers inContact services. When an existing Telecom customer “turns up” inContact services, all of their Telecom revenue is moved to the inContact segment. We expect that revenue from the Telecom Segment will continue to decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment.

The Telecom segment loss from operations also improved significantly for the six months ended June 30, 2006 to a loss of $467,000 from a loss of $2.6 million for the same period in 2005. The primary reason for the improvement was due to significantly reduced selling and promotion expenses, which decreased $2.5 million primarily due to our continued focus on the inContact segment. Revenue for the year is up 4% or approximately $1.3 primarily due the acquisition of Transtel during the second quarter of 2005. We expect that revenue from the segment will decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment.

inContact Customer Segment

The inContact segment experienced the sixth consecutive quarter of growth to $3.6 million during the second quarter of 2006, a 286% increase from the same period in 2005 as a result of the selling and promotion effort we have taken to bring these products to market. Revenue for the quarter increased 23% from the first quarter of 2006 of $2.96 million for a combined year to date revenue of $6.6 million for the segment. For the three months ended June 30, 2006, inContact segment revenue of $3.6 million includes $2.7 million of related long distance voice and data services and approximately $923,000 of inContact technology services. For the three months ended June 30, 2005, inContact segment revenue of $937,000 includes approximately $666,000 of long distance voice and data services and approximately $271,000 of inContact technology services.

Gross profit margin improved 2.6 basis points during the second quarter to 49.5% from 46.9% in the first quarter of 2006, primarily due closing large deals with new customers. We anticipate that margins will continue to improve as we add customers with more inContact technology services. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased 675% compared to the first quarter of 2005 and 4% over the first quarter of 2006 to $1.4 million for the three months ended June 30, 2006. We also continue to develop the services provided in the segment by investments in research and development. During the quarter, we spent $352,000 in research and development costs in this segment.

As a result of our continued focus on marketing and improving inContact products and service, the inContact segment generated $6.6 million in revenue for the six months ended June 30, 2006, a 269% increase as compared to the same period in 2005. For the six months ended June 30, 2006, inContact segment revenue of $6.6 million includes $5.0 million of related long distance voice and data services and approximately $1.6 million of inContact technology services. For the six months ended June 30, 2005, inContact segment revenue of $1.8 million includes approximately $1.2 million of long distance voice and data services and approximately $540,000 of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Liquidity and Capital Resources

Cash flows from operating activities for the six months ended June 30, 2006 were negative $1.9 million primarily due a significant decrease in accounts payable of $2.7 million and a decrease of $289,000 in accrued liabilities. This decrease in liabilities was offset by a decrease in accounts receivable of $944,000 and other smaller changes in operating assets. Our net loss of $4.3 million includes depreciation and amortization of $3.7 million, loss on early extinguishment of debt of $364,000 and stock-based compensation expense of $297,000 related to the adoption of SFAS 123(R).

Cash flows from investing activities were $9,000 for the six months ended June 30, 2006, which was made up of purchases of property and equipment of $632,000 offset by the decrease in restricted cash to $641,000. The reduction of restricted cash is primarily due to the termination of the previous line of credit, which required a lock-box. There is no lock-box requirement with the new revolving credit facility.

Cash flows from financing activities were a positive $841,000 for the six months ended June 30, 2006 primarily due to $4.2 million of net equity raises that were completed during May 2006 as well as increased borrowings under the revolving credit facility of $664,000. These increases were offset by payments of long-term debt and capital leases totaling $3.6 million. As a result of the equity raise completed during the second quarter, we were required to repay $1.1 million against the convertible term note.

In May 2006, we entered into a convertible term note and revolving credit note agreement with ComVest Capital. Under the terms of the agreement, ComVest loaned $4.5 million under a convertible term note and agreed to loan to us up to $7.5 million under a revolving credit note. The convertible term note is convertible to common stock at the rate of $3.00 per share. UCN can require conversion subject to the satisfaction of certain conditions. In connection with the establishment of the notes, UCN agreed to issue to ComVest a warrant to purchase 330,000 shares of UCN common stock at $2.75 per share.

The new notes replaced: 1) the previous line of credit, 2) the promissory notes issued in conjunction with the MyACD and Transtel acquisitions, and 3) the capital lease used to finance the upgrade our billing software. The interest rate under the ComVest convertible term note and revolving credit note is a fixed nine percent. Interest on the convertible term note is paid monthly in arrears. No principal is paid during the first 12 months, after which it is paid in 36 equal monthly installments. The new loans are secured by essentially all of our assets.

The new notes: 1) improved our current ratio in the second quarter, 2) increase the borrowing base available from accounts receivable, 3) allow for no principal payments on the convertible term note for the first twelve months, 4) move the entire balance of the revolving credit facility to long-term debt, and 5) reduce debt payments by $4.3 million over the next two years.

In May 2006, we sold 1.96 million shares of common stock at $2.30 per share for a total of $4.5 million in a private placement to two institutional and accredited investors. Net proceeds of the offering after placement fees and expenses were approximately $4.2 million, including $250,000 of sales commissions paid to an investment banking firm. In conjunction with the private placement, UCN was required to repay $1.1 million to ComVest against the convertible term note.

During the second quarter of 2006, a former employee exercised options to purchase a total of 65,788 shares of common stock and we received total proceeds of $131,000. During the first quarter of 2006 a former employee exercised options to purchase a total of 5,000 shares of common stock and we received total proceeds of $10,000.

UCN’s current ratio as of June 30, 2006 increased significantly to 1.18:1 from 0.85:1 at December 31, 2005. The primary reason for the change in the current ratio was entering into the new financing arrangements with ComVest capital, as noted above. The financing allows us to move the entire balance of the line of credit to long-term debt. The agreement also delayed long-term debt payments and allows us to repay the outstanding balance over a longer period. As a result, our current portion of long-term debt decreased $2.3 million to $710,000 at June 30, 2006 from $3.0 million at December 31, 2005. Additionally, UCN decreased the accounts payable balance by $2.6 million to $8.9 million at June 30, 2006 from $11.5 million at December 31, 2005. We had $3.2 million of remaining available borrowing under the revolving credit facility at June 30, 2006. UCN has continued to pay down the revolving credit facility during the third quarter.

We are potentially liable under surety bonds aggregating $156,000 in favor of two municipalities with whom we have contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

As of June 30, 2006, UCN had a working capital surplus of $2.3 million. UCN experienced net losses during the six months ended June 30, 2006 and 2005 of approximately $4.3 million and $3.8 million, respectively. Additionally, UCN experienced negative cash flow from operations for the six months ended June 30, 2005 of $1.9 million. The primary factors affecting the cash flow used in operating activities during the second quarter were: 1) continued investments in the promotion and development of inContact to bring these services to market, 2) $2.8 million decrease in accounts payable, 3) $364,000 loss on early extinguishment of debt, 4) $330,000 billing dispute in the first quarter of 2006, and 5) $297,000 of stock-based compensation recorded year-to-date as required by SFAS 123(R).

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should UCN be unable to continue as a going concern. UCN’s continuation as a going concern is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to achieve successful operations.

UCN has taken the following actions to improve its financial situation:

•	UCN is concentrating marketing efforts on promoting the sale of inContact technology services to existing and new customers. This focus is driven by higher gross margins for customers utilizing inContact services integrated with UCN long distance services. Revenue from the inContact segment, which includes long distance services to customers who utilize inContact technology, increased to $3.6 million for the three months ended June 30, 2006 as compared to $2.96 million for the first three months of 2006. Revenue from the inContact segment, which includes long distance services to customers who utilize inContact technology, through June 30, 2006 rose 269% to $6.6 million from $1.8 million during the same period in 2005. This was the sixth consecutive quarter of double digit growth of inContact segment revenue. Additional information regarding segments can be found in Note 14.

•	In May 2006, UCN closed an agreement with ComVest Capital to refinance the majority of existing short and long-term debt (Note 8). The financing arrangement provides UCN with increased liquidity and access to cash collections. As a result of the agreement, the current ratio increased to 1.18 at June 30, 2006 from 0.85 at December 31, 2005. The two primary reasons for the increase are due to: 1) moving the line of credit from current to long term, and 2) the new convertible term note does not require debt payments for the first twelve months. The financing also released the restrictions on certain cash balances imposed by the previous line of credit. There was $3.2 million of unused commitments at June 30, 2006 under the revolving credit note.

•	During May 2006, UCN raised $4.5 million by issuing 1.96 million shares of common stock in a private placement with two institutional and accredited investors. As a result of these private placements, UCN was required to repay approximately $1.1 million of the outstanding convertible note balance.

•	UCN continued to improve cost of revenue margin by implementing cost cutting measures and increasing higher margin inContact revenue. UCN’s cost of revenue margin improved by one full percentage point to 64.8% during the second quarter 2006 as compared to 65.8% during the second quarter 2005. UCN’s cost of revenue margin has improved by 3.7 percentage points from the first quarter 2006 of 68.5% and 4.5 percentage points from the fourth quarter 2005 of 69.3%.

•	Through June 30, 2006, UCN generated approximately $725,000 of additional revenue by charging certain wholesale carrier cost recovery fees to customers.

•	Through June 30, 2006, UCN saved approximately $996,000 by using a lower cost long distance carrier. UCN anticipates saving a total of $2.0 million during 2006 by continuing to use this new carrier and from the shut down of parts of the Transtel network.

UCN experienced a year-to-date net loss of $4.3 million through June 2006. Included in net loss is depreciation and amortization of $3.7 million, net interest expense of $502,000 and stock-based compensation of $297,000. Additionally, included in the net loss are unusual items including a loss on extinguishment of debt of $364,000 incurred during the quarter and a large unusual billing dispute in the first quarter of $330,000.

Management believes these actions will allow UCN: 1) to significantly increase cash flow available from outside sources and from operations in order to meet short-term requirements, 2) to eventually return UCN to overall profitability and 3) to enable UCN to continue as a going concern.

Contractual obligations The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of June 30, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$11,300	$250	$11,050	$—	$—
Capital leases	1,308	614	694	—	—
Operating leases	2,403	1,195	1,208	—	—
Interest on long-term debt and capital leases	1,976	697	1,279	—	—
Purchase commitments	11,416	6,916	4,500	—	—

	$28,403	$9,672	$18,731	$—	$—

(1)	Includes convertible note payable and revolving credit facility with ComVest Capital, LLC (Note 8).

Critical accounting policies and estimates

Revenue Recognition – We record revenue when the customer receives services and obtains the risks and rewards of ownership, and UCN assumes the risk of loss for collection. For customers that are between billing cycles, we estimate unbilled revenue for services provided based on actual usage for the period and a prorated portion of the monthly fixed fees.

Revenue is derived from telephony services, including dedicated transport and switched long distance, data services and contact handling solutions. Revenue for switched access and dedicated long distance service is generally billed on a transactional basis determined by customer usage with fixed rate elements. Transactional elements are billed in arrears and revenue is estimated based on the actual usage for the period. Fixed rate elements billed in advance are recognized over the period the services are provided. Revenue from contact handling solutions is billed in arrears and estimates based on usage are used to recognize revenue over the period earned.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable is comprised of amounts billed and billable to customers. The allowance for doubtful accounts is increased each month by a percentage of revenue. The percentage accrued during the second quarter was 1.25%. Management reviews the current trends and aged receivables periodically and adjusts the percentage used to accrue for doubtful accounts as needed. An account is written off by management when deemed uncollectible, although collection efforts may continue.

Long-Lived Assets – We estimate the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. Depreciation and amortization expense is generally computed using the straight-line method over the estimated useful lives. We use an accelerated method to amortize our intangibles for customer lists acquired during 2005. Long-lived assets consist of property and equipment (computer equipment, software, furniture and equipment) and intangible assets (acquired customer lists, patents and acquired technology). We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection. At June 30, 2006, the net value of these intangibles represents $8.9 million or approximately 30% of our total assets.

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

Stock-based Compensation – On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires that we measure and recognize compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006. We applied the provisions of Staff Accounting Bulletin No. 107 (SAB 107) in our adoption of SFAS 123(R) which provides supplemental implementation guidance for SFAS 123(R).

SFAS 123(R) requires that we estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and six months ended June 30, 2006, was $144,000 and $297,000, respectively.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Condensed Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the results for the second quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123(R), UCN selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Volatility is based on our historical stock price over the contractual life of the option. We have issued stock options to employees under share-based compensation plans including the Long-term incentive stock plan (LTISP) and those granted by the board of directors and compensation committee. Stock options are issued at the current market price on the date of grant, subject to a three-year vesting period with a contractual term of five years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We are still in the process of calculating the APIC Pool and have not yet determined if it will elect to adopt the simplified method.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at June 30, 2006 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2006. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated disclosure controls and procedures on June 30, 2006. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its quarterly report on Form 10-Q for the three months and six months ended June 30, 2006.

During the six months ended June 30, 2006 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1.	LEGAL PROCEEDINGS

In February 2005 a complaint was filed against UCN in the United States Bankruptcy Court, Northern District of Ohio, Case No. 02-44356, by the bankruptcy trustee overseeing the liquidation of Infotopia, Inc., under Chapter 7 of the United States Bankruptcy Code. The complaint alleges that during the one-year period prior to the bankruptcy filing of Infotopia, UCN settled an outstanding note payable to Infotopia, including accrued interest, in exchange for less than an equivalent value and at the time of the transaction Infotopia was insolvent or Infotopia knew that it was about to become insolvent. On the basis of these allegations, the bankruptcy trustee is seeking to recover under Section 548(a)(1) of the Bankruptcy Code the difference between what the trustee believes is the value given by Infotopia in the transaction and what Infotopia received from UCN. The proceeding was not addressed by UCN prior to 2006 because of deficiencies in the service of a summons and complaint in the proceeding. The bankruptcy trustee filed an amended complaint in January 2006 in an effort to identify the proper parties, but no formal summons has been sent to an appropriate officer of UCN to effect service. UCN subsequently learned of the amended complaint and, in June 2006, filed a motion to dismiss the complaint on the grounds that service of the summons and complaint was not made within the period required by applicable rules and that the complaint fails to allege sufficient facts to state a claim for relief against UCN. UCN has not filed an answer to the complaint and does not expect it will do so unless and until the court determines that service of the summons and complaint has been properly made on UCN and that the bankruptcy trustee has stated a claim on which it can proceed against UCN. At this early stage of the proceeding management cannot predict whether or to want extent UCN could be liable on the claim. However, management estimates that the maximum possible loss from a resolution completely adverse to UCN would not exceed $400,000, plus accrued interest. UCN intends to vigorously defend against the complaint.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by UCN, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting customer marketing and rebate programs or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed below, as well as other factors set forth under the “Item 1A. Risk Factors” in our Annual Report on Form 10-K for 2005, actual results may differ from those in the forward-looking statements.

Our net loss applicable to common stockholders was $2.1 million for the three months ended June 30, 2006, compared to $1.8 million for the same period in 2005 and $4.3 million for the six months ended June 30, 2006, compared to $3.8 million for the same period in 2005. Continued losses will diminish the working capital we have available to pursue development of our Network Application Provider business. The impact of these losses on working capital has been been mitigated with the private placement that closed in May 2006 of approximately 2 million shares of common stock for $4.5 million. Our working capital position was also significantly improved by entering into the convertible term note and revolving credit note agreements in May 2006, which moved the entire revolving credit facility balance from current to long-term and delayed the payment of other debt payments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2006, UCN issued compensatory options to an employee for the purchase a total of 50,000 shares of common stock at an exercise price of $2.26 per share exercisable over a term of five years that vest in three annual equal installments. The options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 13, 2006, the stockholders voted on the following matters:

1.	Election of Theodore Stern, Steve Barnett, Paul F. Koeppe, Blake O. Fisher, Jr., and Paul Jarman as directors of UCN to serve until their successors are duly elected and qualified; and

2.	Ratify the selection by the Audit Committee of the firm of Deloitte & Touche LLP as the independent auditors to examine UCN’s financial statements for the year 2006.

Each of the foregoing matters was approved by the stockholders. The number of votes cast on the foregoing matters is as follows:

	For	Against	Abstain
Election of Directors:
Theodore Stern	19,611,604	180,321
Steve Barnett	19,791,714	211
Paul Koeppe	19,790,714	1,211
Blake Fisher, Jr.	19,790,714	1,211
Paul Jarman	19,620,010	171,915
Ratification of selection of Deloitte & Touche, LLP	19,783,404	11	8,510

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date: August 11, 2006	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: August 11, 2006	By:	/s/ Brian S. Moroney
Brian S. Moroney Principal Financial and Accounting Officer