Form 10-Q
period 2006-09-30
UCN INC
filed 2006-11-13
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,169,784 shares of common stock as of November 9, 2006.

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	(unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,540	$5,471
Restricted cash	10	651
Accounts and other receivables, net of allowance for uncollectible accounts of $1,637 and $1,596, respectively	10,851	11,368
Other current assets	427	561

Total current assets	15,828	18,051
Property and equipment, net	5,097	5,225
Intangible assets, net	7,638	11,545
Other assets	623	822

Total assets	$29,186	$35,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$3,328
Current portion of long-term debt	955	2,966
Trade accounts payable	8,671	11,380
Accrued liabilities	2,337	2,268
Accrued commissions	1,283	1,355

Total current liabilities	13,246	21,297
Long-term debt and revolving credit note	7,906	5,511
Other long-term liabilities	83	247

Total liabilities	21,235	27,055

Commitments and contingencies (Notes 5, 9, 11, 12, 13, 15 and 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
Series A 8% cumulative convertible preferred stock; 0 shares issued and outstanding for 2006 and 2005 (liquidation value of $0)	—	—
Series B 8% cumulative convertible preferred stock; 0 shares issued and outstanding for 2006 and 2005 (liquidation value of $0)	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,141,984 and 23,114,669 shares issued and outstanding for September 30, 2006 and December 31, 2005, respectively	3	2
Additional paid-in capital	49,322	44,570
Warrants and options outstanding	1,277	735
Accumulated deficit	(42,651)	(36,719)

Total stockholders’ equity	7,951	8,588

Total liabilities and stockholders’ equity	$29,186	$35,643

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended September 30,
	2006	2005
Revenue	$20,204	$22,152
Operating expenses:
Costs of revenue	12,708	14,483
Selling and promotion	3,498	3,077
General and administrative	3,303	3,656
Depreciation and amortization	1,879	1,901
Research and development	260	338

Total operating expenses	21,648	23,455

Loss from operations	(1,444)	(1,303)
Other income (expense):
Interest income	42	26
Interest expense	(244)	(289)

Total other expense	(202)	(263)

Net loss before income taxes	(1,646)	(1,566)
Income tax expense	3	—

Net loss	(1,649)	(1,566)
Preferred dividends	—	—

Net loss applicable to common stockholders	$(1,649)	$(1,566)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.08)
Weighted average common shares outstanding:
Basic and diluted	25,142	20,783

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Nine months ended September 30,
	2006	2005
Revenue	$63,794	$59,614
Operating expenses:
Costs of revenue	41,771	38,984
Selling and promotion	10,548	9,587
General and administrative	9,785	9,677
Depreciation and amortization	5,622	5,112
Research and development	921	967

Total operating expenses	68,647	64,327

Loss from operations	(4,853)	(4,713)
Other income (expense):
Interest income	124	70
Interest expense	(828)	(698)
Loss on early extinguishment of debt	(364)	—

Total other expense	(1,068)	(628)

Net loss before income taxes	(5,921)	(5,341)
Income tax expense	11	—

Net loss	(5,932)	(5,341)
Preferred dividends	—	(38)

Net loss applicable to common stockholders	$(5,932)	$(5,379)

Net loss per common share:
Basic and diluted	$(0.25)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	24,111	20,361

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Warrants/ Options Outstanding	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2006	23,115	$2	$44,570	$735	$(36,719)	$8,588
Exercise of employee options to purchase common shares	71	—	141	—	—	141
Stock-based compensation	—	—	426	—	—	426
Proceeds from private offering, net of issuance costs of $315	1,956	1	4,185	—	—	4,186
Warrant issued in conjunction with debt financing	—	—	—	542	—	542
Net loss	—	—	—	—	(5,932)	(5,932)

Balance at September 30, 2006	25,142	$3	$49,322	$1,277	$(42,651)	$7,951

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,932)	$(5,341)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisitions):
Depreciation and amortization	5,622	5,112
Amortization of note financing costs	112	69
Stock-based compensation	426	—
Loss on early extinguishment of debt	364	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	517	—
Other current assets	31	37
Other non-current assets	42	(17)
Trade accounts payable	(2,856)	2,602
Accrued liabilities	(95)	(2,494)
Accrued commissions	(71)	—

Net cash used in operating activities	(1,840)	(32)

Cash flows from investing activities:
Decrease (Increase) in restricted cash	641	(1,472)
Purchases of property and equipment	(1,245)	(935)
Acquisition of MyACD, Inc. stock	—	(427)

Net cash used in investing activities	(604)	(2,834)

Cash flows from financing activities:
Private placement of common stock, net of offering costs	4,186	—
Net payments under line of credit and revolving credit facility	1,478	1,954
Proceeds from exercise of options and warrants	141	158
Debt financing fees	(186)	—
Payments on early extinguishment of debt	(377)	—
Principal payments on long-term debt and capital leases	(3,729)	(967)

Net cash provided by financing activities	1,513	1,145

Net decrease in cash and cash equivalents	(931)	(1,721)
Cash and cash equivalents at the beginning of the period	5,471	4,010

Cash and cash equivalents at the end of the period	$4,540	$2,289

	(continued)	(continued)

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Nine months ended September 30,
	2006	2005
Supplemental cash flow information:
Cash paid for interest	$594	$742
Cash paid for taxes	$12	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants with debt agreement	$542	$—
Property and equipment financed with capital lease obligations	196	2,797
Property and equipment included in accounts payable	146	—
Issuance of long-term debt related to acquisition of MyACD, Inc.	—	4,272
Issuance of long-term debt related to acquisition of Transtel net assets	—	2,122
Issuance of common stock related to acquisition of MyACD, Inc.	—	1,284
Issuance of common shares in payment of preferred stock dividend	—	348

See notes to condensed consolidated financial statements

UCN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim financial statements of UCN, Inc. and its subsidiaries (collectively, UCN) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 29, 2006. The results of operations for the three and nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

UCN experienced net losses of $5.9 million and $5.4 million for the nine months ended September 30, 2006 and 2005 respectively. The primary factors affecting operations were: 1) continued investments in the promotion and development of inContact to bring these services to market, 2) $5.6 million of depreciation and amortization, 3) $364,000 loss on early extinguishment of debt incurred during the second quarter of 2006, 4) $330,000 billing dispute in the first quarter of 2006, and 5) $426,000 of stock-based compensation recorded year-to-date as required by SFAS 123(R).

UCN had a working capital surplus of $2.6 million at September 30, 2006. During 2006, UCN’s working capital position has improved significantly from a $3.2 million working capital deficit at December 31, 2005. The primary reasons for the working capital improvement result from: 1) replacing the existing line of credit with the ComVest Revolving Credit Note that does not require principal payments until May 2010; 2) rolling all existing outstanding debt balances under the ComVest Convertible Note that does not require principal payments until May 2007 and is spread out over a longer term; and 3) paying down the accounts payable balance by $2.7 million from December 31, 2005 due to the tightening of certain carrier terms and to take advantage of carrier discounts for early payment. These improvements were offset by: 1) a $1.6 million decrease in cash and restricted cash balances primarily due to UCN no longer carrying a $1.5 million cash reserve as required by the previous line of credit; and 2) a $517,000 decrease in accounts receivable primarily due to the loss of several large low margin customers and the timing of cash collections. UCN also paid $3.7 million in payments for long-term debt and lease payments.

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

UCN has taken the following actions to continue to improve its financial situation:

•	UCN is concentrating marketing efforts on promoting the sale of inContact technology services to existing and new customers. This focus is driven by higher gross margins for customers utilizing inContact services integrated with UCN long distance services. Revenue from the inContact segment, which includes long distance services to customers who utilize inContact technology, increased to $3.9 million for the three months ended September 30, 2006 as compared to $3.6 million for the three months ended June 30, 2006. Revenue from the inContact segment, which includes long distance services to customers who utilize inContact technology, for the nine months ended September 30, 2006 rose 237% to $10.5 million from $3.1 million during the same period in 2005. This was the seventh consecutive quarter of growth of inContact segment revenue.

The inContact segment generated $10.5 million and $3.1 million in revenue for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, inContact segment revenue of $10.5 million includes $7.8 million of related long distance voice and data services and $2.7 million of inContact technology services. For the nine months ended September 30, 2005, inContact segment revenue of $3.2 million includes approximately $2.3 million of long distance voice and data services and $928,000 of inContact technology services.

Additional information regarding segments can be found in Note 14.

•	During the second quarter of 2006, UCN closed an agreement with ComVest Capital to refinance the majority of existing short and long-term debt (Note 9). The financing arrangement provides UCN with increased liquidity and access to cash collections. As a result of the agreement, the current ratio increased to 1.19 at September 30, 2006 from 0.85 at December 31, 2005. The two primary reasons for the increase are: 1) the revolving credit facility is classified as long-term, and 2) the new convertible term note does not require principal payments until May 2007. The financing also released the restrictions on certain cash balances imposed by the previous line of credit. There were $1.3 million of additional unused commitments at September 30, 2006 under the revolving credit note.

•	During the second quarter of 2006, UCN raised $4.5 million by issuing 1.96 million shares of common stock in a private placement with two institutional and accredited investors. As a result of this private placement, UCN repaid $1.1 million of the outstanding convertible note balance.

•	UCN continued to improve gross profit margin by implementing cost cutting measures and increasing higher margin inContact revenue. The company calculates gross profit by subtracting costs of revenue from revenue. UCN’s gross profit margin improved by 2.5 percentage points to 37.1% during the third quarter 2006 as compared to 34.6% during the third quarter 2005. Gross profit margin has also improved quarter to quarter over the past four quarters from 30.7% in the fourth quarter of 2005, to 31.6% in the first quarter of 2006, to 35.2% in the second quarter of 2006, and to 37.1% in the third quarter of 2006.

•	Through September 30, 2006, UCN generated $1.1 million of additional revenue by charging certain wholesale carrier cost recovery fees to customers. This is a $100,000 increase from what UCN anticipated generating for all of 2006 as discussed in the 2005 Form 10-K filing.

•	Through September 30, 2006, UCN saved $1.5 million by using a lower cost long distance carrier. UCN anticipates saving a total of approximately $2.0 million during 2006 by continuing to use this new carrier and from the reduction of fixed-line costs related the Company’s network. These year-to-date savings represent a $500,000 increase from what UCN anticipated generating for all of 2006 as discussed in the 2005 Form 10-K filing.

Management believes these actions will allow UCN: 1) to increase cash flow available from outside sources and from operations in order to meet short-term requirements, 2) to return UCN to overall profitability and 3) to enable UCN to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, UCN capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. Costs associated with ongoing maintenance of internal software are expensed as incurred. During the three months ended September 30, 2006 and 2005, UCN capitalized $177,000 and $112,000, respectively.

Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, UCN evaluates the carrying value of long-lived assets when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognizes impairment when such cash flows will be less than the carrying values. UCN also prepares a comprehensive assessment of the carrying value based on undiscounted cash flow of intangibles at least annually to monitor for possible impairment. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset and from cash flows generated from customer lists. Essentially all assets are pledged as collateral for the outstanding debt listed in Note 9.

Stock-Based Compensation: On January 1, 2006, UCN adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) providing supplemental implementation guidance for SFAS 123(R). The provisions of SAB 107 were applied in the adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. UCN adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and nine months ended September 30, 2006, was $129,000 and $426,000, respectively.

Prior to the adoption of SFAS 123(R), UCN accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Condensed Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended September 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the results for the third quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, UCN accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123(R), UCN selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Volatility is based on historical stock prices over the contractual life of the option. UCN has issued stock options to employees under share-based compensation plans including the Long-term incentive stock plan (LTISP) and those granted by the board of directors and compensation committee. Stock options are issued at the current market price on the date of grant and are generally subject to a three-year vesting period with a contractual term of five years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). UCN is still in the process of calculating the APIC Pool and has not yet determined if it will elect to adopt the simplified method.

Additional information on stock-based compensation can be found in Note 11.

Costs of revenue: Costs of revenue includes direct carrier costs associated with actual usage and salaries for monitoring the network. Costs of revenue do not include depreciation expense or other allocated costs associated certain costs such as rent, utilities, and other overhead allocations.

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

Recent Accounting Pronouncements: In September 2006, the U.S. Securities and Exchange Commission (SEC) adopted Staff Accounting Bulletin (“SAB”) No. 108, which expresses the SEC’s staff views on the process of quantifying financial statement misstatements. This SAB requires that registrants consider evaluating errors under both the “rollover” and “iron curtain” approaches to determine if such errors are material, thus constituting a restatement to prior period financial statements. This SAB will be effective for fiscal years ending on or after November 15, 2006. The Company will adopt this new standard as of December 31, 2006 and is currently reviewing the impact on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact to the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement will be effective for financial statements of an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company does not have any such plans as of September 30, 2006. Therefore adoption of this statement is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that UCN recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. FIN 48 will be adopted during the first quarter of 2007 and it is not expected to have a material impact on the Company’s consolidated financial statements.

Other Comprehensive Loss: There were no components of other comprehensive loss other than net loss.

NOTE 3 – RESTRICTED CASH

UCN’s previous line of credit placed restrictions on certain cash balances maintained in the lock-box. The line of credit was terminated in May 2006, which eliminated the lock-box requirement and released these restrictions (Notes 5 and 8). The remaining balance is held on deposit for credit card processing.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$15,684	$12,030	$3,654	$15,684	$9,677	$6,007
Technology and patents	7,980	4,041	3,939	7,980	2,545	5,435
Non-compete agreement	154	109	45	154	51	103

	$23,818	$16,180	$7,638	$23,818	$12,273	$11,545

NOTE 5 – LINE OF CREDIT

In May 2006, UCN entered into an agreement with ComVest Capital, LLC, which included a $4.5 million convertible term note and a $7.5 million revolving credit note. UCN used a portion of the proceeds from these notes to repay the existing outstanding balance and to terminate the previous line of credit agreement. There is no lock-box requirement with the new revolving credit note and the entire balance is due at the end of the four year term, therefore, the entire amount is classified as long-term as described in Note 8.

NOTE 6 – OTHER ASSETS

In conjunction with the debt financing completed in May 2006 (Note 9), UCN recorded $186,000 of deferred financing costs. The bulk of these costs include $158,000 in closing fees paid to ComVest Capital. Theses costs are being amortized using the interest method over the term of the debt. UCN amortized a total of $40,000 of deferred financing costs during 2006.

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued payphone and carrier charges	$970	$660
Accrued payroll and other compensation	805	633
Current portion of operating lease obligations	234	436
Accrued professional fees	136	90
Assumed acquisition liabilities	95	158
Other	97	291

	$2,337	$2,268

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2006, UCN paid the Chairman of the Board of Directors (Chairman), $5,000 per month for consulting, marketing, and capital raising activities. The Chairman has also provided certain vendors with his personal guaranty in the amount of up to $800,000, for which UCN has agreed to indemnify the Chairman for any losses for which he may become liable.

In June 2006, UCN repaid a $75,000 unsecured note to the Chairman of the Board of Directors.

In January 2006, UCN repaid a $250,000 convertible note to a former director and significant shareholder.

NOTE 9 – LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Unsecured note payable to the Chairman of the Board, bearing interest at 12 percent payable monthly	$—	$75
Unsecured note payable to a former Director, bearing interest at 12 percent, payable monthly, due January 2006, and convertible to common stock at $2.00 per share.	—	250
Promissory notes payable to two former MyACD stockholders, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Variable principal payments due monthly, based on MyACD service revenue, final principal payments due January 2008	—	3,713
Promissory note payable to a former MyACD stockholder, interest imputed at 8.25 percent, payable monthly, secured by MyACD common stock. Principal payments due monthly, final principal payment due December 2007	—	249
Promissory note payable to Transtel Communications, Inc. and subsidiaries bearing interest at 8 percent, principal and interest payable monthly, secured by certain of the assets acquired from payment due June 2008	—	1,827
Convertible term note to ComVest Capital, LLC of $4.5 million, bearing interest at a fixed 9.0 percent, there are no principal payments due through April 2007 after which the loan requires monthly principal and interest payments of $125,000 with any unpaid amounts due on May 2010, outstanding principal amount is convertible to common stock at $3.00 per share	3,380	—
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent, there are no requirements to repay outstanding principal payments until May 2010	4,806	—
Capital Leases	1,155	2,363

	9,341	8,477
Current portion of long-term debt and debt discounts	(955)	(2,966)
Debt discounts on convertible term note and revolving credit note	(480)	—

	$7,906	$5,511

In May 2006, UCN entered into an agreement with ComVest Capital, LLC, which included a $4.5 million convertible term note and a $7.5 million revolving credit note. These notes are secured by essentially all assets and have certain financial and non-financial covenants of which UCN was in compliance as of September 30, 2006. As part of the agreement, UCN issued five-year detachable warrants to purchase 330,000 shares of common stock at $2.75 per share. UCN allocated $542,000 of the proceeds from the offering to the warrants based on the relative fair value of the warrants in relation to the fair value of the convertible term note and revolving credit note.

As required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, UCN allocated total debt proceeds based on the respective fair value of the securities issued. Based on the allocation of proceeds, UCN recorded a discount on the convertible term note of $210,000 based on its relative fair value to the warrant and revolving credit note. The discount is amortized to interest expense using the interest method over the life of the note. UCN recorded interest expense of $21,000 and $33,000 for the three and nine months ended September 30, 2006, respectively.

The revolving credit note matures in May 2010, accrues interest at a fixed nine percent and provides for maximum availability of $7.5 million. UCN is required to make monthly interest payments and the entire outstanding balance is due at maturity. There was $1.3 million of unused commitments at September 30, 2006 under the revolving credit note. In conjunction with the allocation of proceeds, UCN recorded a discount on the revolving credit note of $332,000 based on its relative fair value to the warrant and convertible term note. The discount is amortized to interest expense using the straight-line method over the life of the note. UCN recorded interest expense of $22,000 and $32,000 for the three and nine months ended September 30, 2006, respectively.

UCN recognized a loss on early extinguishment of debt of $364,000 in conjunction with completing the ComVest financing. Lower payoff amounts were negotiated with certain note holders that resulted in a gain of $348,000 from early extinguishment of debt. However, the gain was offset by the write-off of $334,000 in deferred debt financing fees, a $300,000 early termination fee paid to the holder of the previous line of credit, and a $77,000 difference in the book basis due to imputed interest on notes issued to former shareholders of MyACD.

In conjunction with private placement of common stock that closed during May 2006, UCN was required to repay $1.1 million of the outstanding ComVest convertible term note balance in June 2006 (Note 10).

During March 2006, UCN entered into a capital lease agreement with an equipment finance company for new computer equipment and related software totaling $196,000 in conjunction with network expansion activities.

NOTE 10 – CAPITAL TRANSACTIONS

During May 2006, UCN sold 1.96 million shares of common stock at $2.30 per share for a total of $4.5 million to two institutional and accredited investors. Net proceeds of the offering after placement fees and expenses were $4.2 million, including $250,000 of sales commissions paid to an investment banking firm.

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

On June 23, 2006, a registration statement was filed with the SEC on Form S-1 to register for resale the 1.96 million common shares sold in May 2006, the common shares issuable on conversion of the convertible term note issued to ComVest Capital, and the common shares issuable on exercise of the warrant issued to ComVest Capital. The registration statement became effective on July 17, 2006.

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

NOTE 11 – STOCK-BASED COMPENSATION

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. UCN adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). In the third quarter of 2006, the adoption of SFAS 123(R) resulted in stock-based compensation expense of $129,000 using a post-vest forfeiture rate of 5.3% for total stock-based compensation of $426,000 for the nine months ended September 30, 2006. UCN has allocated the compensation to the respective departments based on location of where the employee’s regular compensation is charged as follows (in thousands):

	For the period ended September 30, 2006
	Three Months	Nine Months
Costs of revenue	$6	$9
Selling and promotion	72	206
General and administrative	29	176
Research and development	22	35

Total	$129	$426

Prior to the adoption of SFAS 123(R), UCN accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Condensed Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). The following table illustrates the effects on net loss applicable to common stockholders and loss per share if compensation expense was measured using the fair value recognition provision of SFAS No. 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	For the period ended September 30, 2006
	Three Months	Nine Months
Net loss applicable to common stockholders:
As reported	$(1,566)	$(5,379)
Pro forma stock-option based compensation	(126)	(398)

Pro forma net loss applicable to common stockholders	$(1,692)	$(5,777)

Weighted average common shares outstanding
Basic and diluted as reported	20,783	20,361
Net loss per common share
Basic and diluted as reported	$(0.08)	$(0.26)
Basic and diluted pro forma	$(0.09)	$(0.28)

UCN estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2006 and 2005:

	September 30, 2006	September 30, 2005
Dividend yield	None	None
Volatility	70%	47%
Risk-free interest rate	4.69%	3.88%
Expected life (years)	3.5	5.0
Weighted average fair value of grants	$1.32	$0.92
Post-vesting forfeiture rate	5.3%	n/a

The following tables summarize all stock option activity during the three month period ended September 30, 2006 (in thousands, except per share data):

	Options	Price range	Weighted Average Exercise Price
Balance at July 1, 2006	3,405	$2.00-$5.39	$2.36
Granted	35	$2.50-$2.51	$2.50
Cancelled or expired	(92)	$2.00-$3.00	$2.30

Balance at September 30, 2006	3,348	$2.00-$5.39	$2.37

The following tables summarize all stock option activity during the nine month period ended September 30, 2006 (in thousands, except per share data):

	Options	Price range	Weighted Average Exercise Price
Balance at January 1, 2006	3,526	$2.00-$5.39	$2.37
Granted	213	$2.00-$2.26	$2.22
Exercised	(71)	$2.00	$2.00
Cancelled or expired	(320)	$2.00-$3.69	$2.39

Balance at September 30, 2006	3,348	$2.00-$5.39	$2.37

A summary of the options outstanding and options exercisable at September 30, 2006 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise price range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00-$2.30	1,628	3.2 years	$2.04	832	$2.05
$2.31-$2.66	1,158	2.5 years	$2.50	981	$2.52
$2.67-$3.07	516	2.8 years	$2.80	478	$2.92
$3.08-$5.39	46	3.6 years	$5.39	46	$5.39

	3,348	2.9 years	$2.36	2,337	$2.42

A summary of the activity for non-vested share awards as of September 30, 2006 and changes during the nine month period is as follows (in thousands, except per share amounts):

	Options	Weighted Average Option Fair Value
Balance at January 1, 2006	1,147	$1.05
Granted	213	$0.96
Vested	(214)	$1.15
Cancelled or expired	(135)	$1.14

Balance at September 30, 2006	1,011	$1.00

As of September 30, 2006, there was $376,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under UCN’s stock option plans. That cost is expected to be recognized over a weighted average period of 3.7 years.

NOTE 12 – MAJOR SUPPLIERS

Approximately 65% and 61% of UCN’s cost of revenue for the nine months ended September 30, 2006 and 2005, respectively, was generated from three of the largest U.S. telecommunication service providers. UCN owed $3.2 million and $3.6 million to these three providers as of September 30, 2006 and December 31, 2005, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

UCN has entered into telecommunication service agreements with two wholesale providers to purchase services. UCN is obligated to purchase a combined minimum of minutes totaling $583,000 per month until June 2007 and then $500,000 per month until March 2008 under the service agreements.

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

For the three months ended September 30, 2006, inContact segment revenue of $3.9 million includes $2.8 million of related long distance voice and data services and $1.1 million of inContact technology services. For the three months ended September 30, 2005, inContact segment revenue of $1.3 million includes $1.0 million of long distance voice and data services and $388,000 of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the three months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30, 2006
	Telecom	inContact	Consolidated
Revenue	$16,274	$3,930	$20,204
Cost of revenue	10,812	1,896	12,708
Selling and promotion	2,003	1,495	3,498
General and administrative	2,353	950	3,303
Depreciation and amortization	1,362	517	1,879
Research and development	—	260	260

Loss from operations	$(256)	$(1,188)	$(1,444)

	Three Months Ended September 30, 2005
	Telecom	inContact	Consolidated
Revenue	$20,815	$1,337	$22,152
Cost of revenue	13,823	660	14,483
Selling and promotion	2,891	186	3,077
General and administrative	3,450	206	3,656
Depreciation and amortization	1,786	115	1,901
Research and development	—	338	338

Income (loss) from operations	$(1,135)	$(168)	$(1,303)

For the nine months ended September 30, 2006, inContact segment revenue of $10.5 million includes $7.8 million of related long distance voice and data services and $2.7 million of inContact technology services. For the nine months ended September 30, 2005, inContact segment revenue of $3.1 million includes approximately $2.3 million of long distance voice and data services and $928,000 of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Nine Months Ended September 30, 2006
	Telecom	inContact	Consolidated
Revenue	$53,290	$10,504	$63,794
Cost of revenue	36,477	5,294	41,771
Selling and promotion	6,207	4,341	10,548
General and administrative	7,272	2,513	9,785
Depreciation and amortization	4,101	1,521	5,622
Research and development	—	921	921

Loss from operations	$(767)	$(4,086)	$(4,853)

	Nine Months Ended September 30, 2005
	Telecom	inContact	Consolidated
Revenue	$56,494	$3,120	$59,614
Cost of revenue	37,512	1,472	38,984
Selling and promotion	8,984	603	9,587
General and administrative	9,325	352	9,677
Depreciation and amortization	4,476	636	5,112
Research and development	—	973	967

Loss from operations	$(3,803)	$(916)	$(4,713)

NOTE 15 – LEGAL PROCEEDINGS

In December of 2001, UCN incurred an obligation with Infotopia, Inc. totaling $520,000. Subsequently, UCN negotiated discounts with several creditors, including Infotopia, to significantly reduce the outstanding debt balances and payments. As a result of these negotiations, UCN paid a final negotiated amount to Infotopia as payment in full for the outstanding balance owed on the obligation. During 2006, UCN received notice from Infotopia’s bankruptcy trustee of a suit claiming the debt reduction was a fraudulent conveyance under the bankruptcy code and that UCN should pay the difference between the amount that was reduced in the negotiations and the remaining unpaid amount plus accrued interest. In September 2006, an order was issued by the court dismissing the complaint against UCN, without prejudice, on the grounds UCN was not served with the summons and complaint within the time period required by applicable rules. Although the dismissal was without prejudice, UCN does not expect the complaint will be refiled because the time period within which the Bankruptcy Trustee can assert a claim under Section 548(a)(1) of the Bankruptcy Code has expired and the Bankruptcy Trustee did not offer up to the court in response to UCN’s motion to dismiss any explanation for why it should have an extension of time to serve the summons and complaint.

UCN is also defendant in various other lawsuits most of which relate to routine matters incidental to our business. Management does not believe that the outcome of these law suits, considered in the aggregate, will have a material adverse effect on the consolidated financial results.

NOTE 16 – SUBSEQUENT EVENTS

On October 13, 2006, UCN entered into a Bridge Loan Agreement with a former sales outsourcer consultant. The loan will be used to transition the former sales outsourcer consulting company to an exclusive master partner agent for UCN and provides for a maximum of $70,500 in periodic draws through November 30, 2006 based on 70% of personnel costs and 30% of other discretionary cost approved by UCN. The loan requires minimum payments based on the greater of $5,000 or 8% of the agent’s monthly commissions. The loan will be repaid over a 14 month period beginning November 30, 2006 and accrues interest at nine percent. The loan is secured by the assets of the master agent partner as well as a personal guarantee from the managing member of the company.

On October 19, 2006, UCN entered into a Reseller License Agreement with ScheduleQ, LLC, a Utah limited liability company (ScheduleQ). Under the terms of the license agreement, UCN acquired an exclusive right to market and distribute ScheduleQ software and services to end-users for a four month period. During the exclusive term, UCN agreed to pay ScheduleQ monthly development fees of $9,000 as well as up to a maximum of $9,000 in billed revenue for workforce management services. ScheduleQ software and services consist primarily of a platform-based workforce management system for call centers, which can operate through or independently of UCN’s inContact platform. The exclusive term ends on February 8, 2007, after which the license becomes non-exclusive for nine years and eight months unless UCN elects to exercise its purchase option.

At the same time UCN entered into the Reseller License Agreement, it entered into a Purchase Option Agreement with ScheduleQ, which grants UCN the sole right to acquire ScheduleQ between January 20, 2007 and February 8, 2007. If UCN elects to exercise the right to acquire ScheduleQ, under the agreement, it will pay to the members of ScheduleQ the following consideration:

•	Issue to ScheduleQ members non-interest bearing promissory notes in the aggregate principal amount of $360,676 to be paid in 48 equal monthly installments, which are secured by the ScheduleQ software code and any improvements thereto;

•	Issue to ScheduleQ members restricted shares of common stock of UCN with an aggregate market value of $330,000;

•	Pay liabilities of ScheduleQ in the amount of $256,324; and

•	Pay to ScheduleQ members over a term of 48 months an earnout based on the number of ScheduleQ licenses sold by UCN with a minimum aggregate earnout payment of $100,000 and a maximum of $982,000 at a rate of $1.85 per seat.

UCN also agreed to make an additional payment of $1.0 million to the members of ScheduleQ if UCN is sold to a specified party at a stated level before September 1, 2008. There are presently no contacts or negotiations with that party regarding a sale of UCN.

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

Overview

We offer a wide range of call management, long distance, toll free, data transmission and related communication service options at competitive prices with superior service levels.

We are a “Network Applications Provider” and provide on-demand, hosted, contact handling software (through our “inContact™” applications suite) and business telecommunication services delivered over our own, proprietary national Voice over Internet Protocol network (VoIP network). The inContact application suite includes an integrated package of advanced contact handling, reporting and administration applications along with inControl, a unique, rapid application development tool. We are now able provide our customers with a platform-based workforce management solution for call centers, which can operate through UCN’s inContact service

We also offer a set of traditional connectivity products. The dedicated voice T1 product, the Intelligent-T™, and our switched 1+ service enable our customers’ sites to connect to our own national VoIP Network and gain access to our inContact services. Our customers publish toll free numbers to their customer base, enabling inbound and outbound calls to be handled through the inContact applications embedded in our VoIP Network. We generate organic growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers and selling through our direct and inside sales forces.

Results of Operations

Revenue

Total revenues decreased $2.0 million or 9% to $20.2 million for the three months ended September 30, 2006 from $22.2 million compared to the same period in 2005. The decrease is due to the loss and significant volume reduction of several large-volume low-margin customers during the second quarter. These losses were offset by increases in inContact segment revenue, which were $3.9 million for the quarter.

Year-to-date revenue increased 7% to $63.8 million from $59.6 million during the same period in 2005 primarily due to the Transtel acquisition that was closed during the second quarter of 2005 as well as increased inContact segment revenue. Year-to-date the inContact segment revenue increased 237% to $10.5 million from $3.1 million during the same period in 2005. The inContact segment revenue of $10.5 million during 2006 includes $7.8 million of related long distance voice and data services and $2.7 million of inContact technology services. The inContact segment revenue of $3.1 million during 2005 includes $2.3 million of long distance voice and data services and $928,000 of inContact technology services.

We continue focusing marketing efforts on providing on-demand contact center software and business telecommunications services delivered over our national VoIP network. We believe the opportunity to increase revenues through the sale of enhanced telecommunications services to business customers is much greater than through the sale of traditional long distance services to residential customers. We have developed a menu of enhanced communication services that we are marketing to our existing and potential customers through our multiple sales channels. As a result of these changes, we are experiencing a transition in sales mix, which will continue with the addition of new products and features.

On October 19, 2006 we entered into a Reseller License Agreement and Purchase Option Agreement with ScheduleQ, LLC. With this agreement, we entered the workforce optimization market and became the first on-demand provider to offer a unified contact distribution and workforce management solution. This add-on module to inContact allows us to increase our potential revenue per customer and is another step towards providing a full workforce optimization solution.

Costs of revenue

Costs of revenue decreased $1.8 million or 12% to $12.7 million for the three months ended September 30, 2006 from $14.5 million for the same period 2005. This improvement in our cost of revenue significantly improved our gross profit margin. We calculate gross margin by subtracting costs of revenue from revenue. Our cost of revenue margin for the three months ended September 30, 2006 improved 2.5 percentage points to 37.1% from 34.6% for the same period in 2005. We have continued to improve our cost of revenue margin by implementing cost cutting measures, increasing higher margin inContact revenue, and terminating our relationship with large-volume low-margin customers.

Costs of revenue increased $2.8 million or 7% to $41.8 million for the nine months ended September 30, 2006 from $39.0 million for the same period 2005. This increase is driven by the overall increase in revenue due to the Transtel acquisition in the second quarter of 2005. Our cost of revenue margin for the three months ended September 30, 2006 remained flat at 65.5% from 65.4% for the same period in 2005. For the nine months ended September 30, 2006, we generated $22.0 million dollars in gross profit compared to $20.6 million during the same period in 2005. We have continued to improve our gross revenue margin by implementing cost cutting measures and increasing higher margin inContact revenue. For the nine months ended September 30, 2006, we saved $1.5 million by using a lower cost long distance carrier. We anticipate saving a total of approximately $2.0 million during 2006 by continuing the use of this new carrier and from the reduction of fixed-line costs related the Company’s network.

We continue to focus most of our marketing efforts on promoting our inContact technology services which carry significantly higher gross margins than the traditional long distance services. As a result, we expect continued improvements in gross margins from the sales of these technology services as we add higher gross margin inContact customers. We continue to support our telecom reseller channel that markets our telecom products to business users and encourage those resellers to refer inContact opportunities to us.

Selling and promotion

Selling and promotion expenses increased 14% or $421,000 to $3.5 million during the three months ended September 30, 2006, from $3.1 million during the same period in 2005 primarily due to our increased efforts to market the inContact suite of services as well as an overall increase in advertising and marketing activities and lead generation activities. Additionally, we adopted SFAS 123(R) on January 1, 2006, which required us to record stock-based compensation expense in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2006, we recorded $72,000 of stock-based compensation expense.

Selling and promotion expenses increased 1% or $961,000 to $10.5 million during the nine months ended September 30, 2006, from $9.6 million during the same period in 2005 primarily due to our increased efforts to market the inContact suite of services as well as an overall increase in advertising and marketing activities and lead generation activities. Additionally, we adopted SFAS 123(R) on January 1, 2006, which required us to record stock-based compensation expense in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2006, we recorded $206,000 of stock-based compensation expense.

General and administrative

General and administrative expenses for the three months ended September 30, 2006 decreased 10% or $353,000 to $3.3 million compared to $3.7 million in the same period in 2005. The bulk of the decrease is due to an overall reduction of bad debt expense of $186,000 as well as an overall reduction in salaries and benefits of approximately $165,000 due to a head count reduction from the same period in 2005.

General and administrative expense for the nine months ended September 30, 2006 increased slightly to $9.8 million compared to $9.7 million in the same period in 2005 primarily due to an overall reduction in bad debt expense and salaries and benefits. This reduction was offset by $176,000 of stock-based compensation that we recorded for the nines months ended September 30, 2006 due to adopting SFAS 123(R).

Segment Reporting

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

Telecom Customer Segment

The Telecom customer segment loss from operations improved significantly for the three months ended September 30, 2006 to $256,000 from $1.2 million for the same period in 2005. The primary reasons for the improvement were a 32% decrease in general and administration expenses and a 31% decrease in selling and promotion expenses primarily due to our continued focus on the inContact segment. Cost of revenue also decreased 22% to $10.8 million for the quarter from $13.8 million in 2005. Throughout 2006, we have experienced a significant improvement in our gross profit margin, which has improved steadily to 33.6%. Revenue for the segment decreased 22% to $16.3 million from $20.8 million primarily due to the loss and significant volume reduction of several large-volume low-margin customers during the quarter as well as up selling inContact services to several legacy Telecom customers. When an existing Telecom customer “turns up” inContact services, all of their Telecom revenue is moved to the inContact segment. We expect that revenue from the Telecom Segment will continue to decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment.

The Telecom segment loss from operations also improved significantly for the nine months ended September 30, 2006 to a loss of $767,000 from a loss of $3.8 million for the same period in 2005. The primary reason for the improvement was due to significantly reduced selling and promotion expenses, which decreased $2.8 million primarily due to our continued focus on the inContact segment. Revenue for the year is down 6% or $3.2 million primarily due to the loss of several large-volume low-margin customers. We expect that revenue from the segment will decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment.

inContact Customer Segment

The inContact segment experienced its seventh consecutive quarter of revenue growth, which increased to $3.9 million during the third quarter of 2006, a 194% increase from the same period in 2005 as a result of the selling and promotion effort we have undertaken to bring these products to market. Revenue for the quarter increased 9% from the second quarter of 2006 of $3.6 million for a combined year to date revenue of $10.5 million for the segment. For the three months ended September 30, 2006, inContact segment revenue of $3.9 million includes $2.8 million of related long distance voice and data services and $1.1 million of inContact technology services. For the three months ended September 30, 2005, inContact segment revenue of $1.3 million includes $1.0 million of long distance voice and data services and $388,000 of inContact technology services.

Gross profit margin improved during the nine months ended September 30, 2006 to 51.8% from 50.6% during the same period in 2005. We have seen continued improvement in our gross profit margin primarily due to closing large deals with new customers with higher inContact margins. We anticipate that margins will continue to improve as we add customers with more inContact technology services. We continue to focus a significant amount of resources related to bringing

inContact to market. As a result, selling and promotion expenses in the segment increased 704% during the third quarter of 2006 compared to the same period in 2005 and 3% over the second quarter of 2006. We also continue to develop the services provided in the segment by investments in research and development. During the quarter, we spent $260,000 in research and development costs in this segment.

As a result of our continued focus on marketing and improving inContact products and service, the inContact segment generated $10.5 million in revenue for the nine months ended September 30, 2006, a 237% increase as compared to the same period in 2005. For the nine months ended September 30, 2006, inContact segment revenue of $10.5 million includes $7.8 million of related long distance voice and data services and $2.7 million of inContact technology services. For the nine months ended September 30, 2005, inContact segment revenue of $3.2 million includes approximately $2.3 million of long distance voice and data services and $928,000 of inContact technology services. We will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2006 was $1.8 million primarily due a significant decrease in accounts payable of $2.9 million which was partially offset by a decrease in accounts receivable of $517,000. Our year-to-date net loss of $5.9 million includes: 1) depreciation and amortization of $5.6 million; 2) loss on early extinguishment of debt of $364,000 incurred during the second quarter; 3) stock-based compensation expense of $426,000 related to the adoption of SFAS 123(R); and 4) billing dispute of $330,000 in the first quarter of 2006.

Net cash used in investing activities was $604,000 for the nine months ended September 30, 2006, which was made up of purchases of property and equipment of $1.2 million offset by the decrease in restricted cash to $641,000. The reduction of restricted cash is primarily due to the termination of the previous line of credit, which required a lock-box. There is no lock-box requirement with the new revolving credit facility.

Net cash provided by financing activities were a positive $1.5 million for the nine months ended September 30, 2006 primarily due to a $4.2 million net equity raise that was completed during May 2006 as well as increased borrowings under the revolving credit facility of $1.5 million. These increases were offset by payments of long-term debt and capital leases totaling $3.7 million. As a result of the equity raise completed during the second quarter, we were required to repay $1.1 million against the convertible term note.

During the second quarter of 2006, a former employee exercised options to purchase a total of 65,788 shares of common stock and we received total proceeds of $131,000. During the first quarter of 2006 a former employee exercised options to purchase a total of 5,000 shares of common stock and we received total proceeds of $10,000.

Our current ratio as of September 30, 2006 increased significantly to 1.19:1 from 0.85:1 at December 31, 2005. The primary reason for the change in the current ratio was entering into the new financing arrangements with ComVest Capital, as noted above. The financing allowed us to move the entire balance of the revolving credit facility to long-term as there is no lockbox requirement under the new facility. The agreement also delayed long-term debt payments and allows us to repay the outstanding balance over a longer period. As a result, our current portion of long-term debt decreased $2.0 million to $1.0 million at September 30, 2006 from $3.0 million at December 31, 2005. We will start making payments of $125,000 under the ComVest convertible term note in May 2007. Additionally, we have decreased our accounts payable balance by $2.9 million to $8.7 million at September 30, 2006 from $11.4 million at December 31, 2005. We had $1.3 million of remaining available borrowing under the revolving credit facility at September 30, 2006. UCN has continued to pay down the revolving credit facility during the third quarter.

We are potentially liable under surety bonds aggregating $156,000 in favor of two municipalities with whom we have contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

We experienced net losses of $5.9 million and $5.4 million for the nine months ended September 30, 2006 and 2005 respectively. The primary factors affecting operations were: 1) continued investments in the promotion and development of inContact to bring these services to market, 2) $5.6 million of depreciation and amortization, 3) $364,000 loss on early extinguishment of debt incurred during the second quarter of 2006, 4) $330,000 billing dispute in the first quarter of 2006, and 5) $426,000 of stock-based compensation recorded year-to-date as required by SFAS 123(R).

We had a working capital surplus of $2.6 million at September 30, 2006. During 2006, our working capital position has improved significantly from a $3.2 million working capital deficit at December 31, 2005. The primary reasons for the working capital improvement result from: 1) replacing the existing line of credit with the ComVest Revolving Credit Note that does not require principal payments until May 2010; 2) rolling all existing outstanding debt balances under the ComVest Convertible Note that does not require principal payments until May 2007 and is spread out over a longer term; and 3) paying down the accounts payable balance by $2.7 million from December 31, 2005 due to the tightening of certain carrier terms and to take advantage of carrier discounts for early payment. These improvements were offset by: 1) a $1.6 million decrease in cash and restricted cash balances primarily due to UCN no longer carrying a $1.5 million cash reserve as required by the previous line of credit; and 2) a $517,000 decrease in accounts receivable primarily due to the loss of several large-volume low-margin customers and the timing of cash collections. We also paid $3.7 million in payments for long-term debt and lease payments.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to achieve successful operations.

We have taken the following actions to continue to improve our financial situation:

•	We are concentrating marketing efforts on promoting the sale of inContact technology services to existing and new customers. This focus is driven by higher gross margins for customers utilizing inContact services integrated with UCN long distance services. Revenue from the inContact segment, which includes long distance services to customers who utilize inContact technology, increased to $3.9 million for the three months ended September 30, 2006 as compared to $3.6 million for the three months ended June 30, 2006. Revenue from the inContact segment, which includes long distance services to customers who utilize inContact technology, for the nine months ended September 30, 2006 rose 237% to $10.5 million from $3.1 million during the same period in 2005. This was the seventh consecutive quarter of growth of inContact segment revenue.

The inContact segment generated $10.5 million and $3.1 million in revenue for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, inContact segment revenue of $10.5 million includes $7.8 million of related long distance voice and data services and $2.7 million of inContact technology services. For the nine months ended September 30, 2005, inContact segment revenue of $3.2 million includes approximately $2.3 million of long distance voice and data services and $928,000 of inContact technology services.

Additional information regarding our segments can be found in Note 14 in the Notes to the Condensed Consolidated Financial Statements.

•	During the second quarter of 2006, we closed an agreement with ComVest Capital to refinance the majority of existing short and long-term debt (see Note 8 in the Notes to the Condensed Consolidated Financial Statements). The financing arrangement provides UCN with increased liquidity and access to cash collections. As a result of the agreement, the current ratio increased to 1.19 at September 30, 2006 from 0.85 at December 31, 2005. The two primary reasons for the increase are: 1) the revolving credit facility is classified as long-term, and 2) the new convertible term note does not require principal payments until May 2007. The financing also released the restrictions on certain cash balances imposed by the previous line of credit. There were $1.3 million of additional unused commitments at September 30, 2006 under the revolving credit note.

•	During the second quarter of 2006, we raised $4.5 million by issuing 1.96 million shares of common stock in a private placement with two institutional and accredited investors. As a result of this private placement, we repaid $1.1 million of the outstanding convertible note balance.

•	We continued to improve gross profit margin by implementing cost cutting measures and increasing higher margin inContact revenue. Our gross profit margin improved by 2.5 percentage points to 37.1% during the third quarter 2006 as compared to 34.6% during the third quarter 2005. Gross profit margin has also improved quarter to quarter over the past four quarters from 30.7% in the fourth quarter of 2005, to 31.6% in the first quarter of 2006, to 35.2% in the second quarter of 2006, and to 37.1% in the third quarter of 2006.

•	Through September 30, 2006, we generated $1.1 million of additional revenue by charging certain wholesale carrier cost recovery fees to our customers. This is a $100,000 increase from what we anticipated generating for all of 2006 as discussed in the 2005 Form 10-K filing.

•	Through September 30, 2006, we saved $1.5 million by using a lower cost long distance carrier. We anticipate saving a total of approximately $2.0 million during 2006 by continuing to use this new carrier and from the reduction of fixed-line costs related the Company’s network. These year-to-date savings represent a $500,000 increase from what UCN anticipated generating for all of 2006 as discussed in the 2005 Form 10-K filing.

We believe these actions will allow us: 1) to increase cash flow available from outside sources and from operations in order to meet short-term requirements, 2) to return UCN to overall profitability and 3) to enable UCN to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable is comprised of amounts billed and billable to customers. The allowance for doubtful accounts is increased each month by a percentage of revenue. The percentage accrued during the third quarter was 1.25%. Management reviews the current trends and aged receivables periodically and adjusts the percentage used to accrue for doubtful accounts as needed. An account is written off by management when deemed uncollectible, although collection efforts may continue.

Long-Lived Assets – We estimate the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. Depreciation and amortization expense is generally computed using the straight-line method over the estimated useful lives. We use an accelerated method to amortize our intangibles for customer lists acquired during 2005. Long-lived assets consist of property and equipment (computer equipment, software, furniture and equipment) and intangible assets (acquired customer lists, patents and acquired technology). We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection. At September 30, 2006, the net value of these intangibles represents $7.6 million or 26% of our total assets.

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

SFAS 123(R) requires that we estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and nine months ended September 30, 2006, was $129,000 and $426,000, respectively.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Condensed Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended September 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the results for the third quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to Consolidated Financial Statements for the related periods.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We are still in the process of calculating the APIC Pool and have not yet determined if we will elect to adopt the simplified method.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at September 30, 2006 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2006. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated disclosure controls and procedures on September 30, 2006. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its quarterly report on Form 10-Q for the three months and nine months ended September 30, 2006.

During the nine months ended September 30, 2006 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1.	LEGAL PROCEEDINGS

In February 2005 a complaint was filed against UCN in the United States Bankruptcy Court, Northern District of Ohio, Case No. 02-44356, by the bankruptcy trustee overseeing the liquidation of Infotopia, Inc., under Chapter 7 of the United States Bankruptcy Code. The complaint alleges that during the one-year period prior to the bankruptcy filing of Infotopia, UCN settled an outstanding note payable to Infotopia, including accrued interest, in exchange for less than an equivalent value and at the time of the transaction Infotopia was insolvent or Infotopia knew that it was about to become insolvent. On the basis of these allegations, the bankruptcy trustee sought to recover under Section 548(a)(1) of the Bankruptcy Code the difference between the value the trustee thought was given by Infotopia in the transaction and what Infotopia received from UCN. The proceeding was not addressed by UCN prior to 2006 because of deficiencies in the service of a summons and complaint in the proceeding. UCN learned of the amended complaint in 2006 and filed a motion to dismiss the complaint on the grounds that service of the summons and complaint was not made within the period required by applicable rules and that the complaint fails to allege sufficient facts to state a claim for relief against UCN. In September 2006, an order was issued by the court dismissing the complaint against UCN, without prejudice, on the grounds UCN was not served with the summons and complaint within the time period required by applicable rules. Although the dismissal was without prejudice, UCN does not expect the complaint will be refiled because the time period within which the bankruptcy trustee can assert a claim under Section 548(a)(1) of the Bankruptcy Code has expired and the bankruptcy trustee did not offer up to the court in response to UCN’s motion to dismiss any explanation for why it should have an extension of time to serve the summons and complaint.

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

Our net loss applicable to common stockholders was $1.6 million for the three months ended September 30, 2006 and 2005 and $5.9 million for the nine months ended September 30, 2006, compared to $5.4 million for the same period in 2005. Continued losses will diminish the working capital we have available to pursue development of our Network Application Provider business. Much of the loss is attributable to our decision to spend substantial amounts in developing and marketing our inContact suite of services. Sales continue to improve, but we have not achieved positive operating results in this segment and whether UCN will ultimately achieve positive results and cash flow from this segment should be considered a substantial risk with respect to our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2006, UCN issued compensatory options to two employees for the purchase a total of 15,000 and 20,000 shares of common stock at an exercise price of $2.51 and $2.60 per share, respectively. The options are exercisable over a term of five years and vest in three annual equal installments. The options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

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

UCN, INC.

Date: November 13, 2006	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: November 13, 2006	By:	/s/ Brian S. Moroney
Brian S. Moroney
Principal Financial and Accounting Officer