Form 10-K
period 2006-12-31
UCN INC
filed 2007-03-28
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from              to

Commission File No. 0-26917

UCN, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0528557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14870 Pony Express Road, Bluff dale, Utah 84065

(Address of principal executive offices and Zip Code)

(801) 320-3200

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $61,034,821

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 25, 2007 was 27,139,447.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the highly competitive and evolving nature of the industry in which we compete;

•	rapid technological changes;

•	failure by us to successfully streamline our operations;

•	our ability to keep pace with changing customer needs;

•	financial difficulties experienced by any of our top customers;

•	our debt and debt service requirements that restrict our operating and financial flexibility, and impose interest and financing costs;

•	our ability to attract and retain key personnel;

•	general economic conditions; and

•	possible terrorists attacks and ongoing military action throughout the world.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Form 10-K for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements speak only as of the date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Form 10-K. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports and other information with the Securities and Exchange Commission. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.ucn.net as soon as reasonably practicable after electronically filing such materials with the Securities and Exchange Commission (SEC). They may also be obtained by writing to UCN, Inc., 14870 Pony Express Road, Bluffdale, Utah 84065. In addition, copies of these reports may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

PART I

ITEM 1. BUSINESS

General

UCN, Inc. (UCN or the Company) offers a wide range of hosted contact handling and performance management software services, in addition to a variety of connectivity options for carrying an inbound call into its inContact™ suite of services or linking agents to inContact, including dedicated T1s, IP connectivity, toll free and local inbound numbers. We sell telecom services unbundled from our inContact service offering, including, dedicated, switched, toll free, and data lines at competitive prices with superior service levels.

UCN is a “Network Applications Provider” that provides on-demand, hosted, contact handling software (through our inContact applications suite of services) and business telecommunication services delivered over our own, proprietary national Voice over Internet Protocol Network (VoIP Network). The inContact application suite includes an integrated package of advanced contact handling, reporting and administration applications and performance monitoring and management tools, along with inControl, a unique, rapid application development tool.

We offer a set of traditional connectivity products, which include the dedicated voice T1 product, the Intelligent-T™, VoIP connectivity services and our switched 1+ services, that enable our customer sites to connect to UCN’s VoIP Network and gain access to our inContact services. Our customers publish toll free and local inbound numbers to their customer base, enabling inbound callers to be handled through the inContact applications embedded in the VoIP Network. Our distribution channels pursue multiple marketing avenues, including using independent agents, value-added resellers and direct and inside sales forces.

UCN is a Delaware corporation. It operated under the name “Buyers United, Inc.,” until July 2004, when its name was changed to UCN, Inc. During 2003, the Company established a wholly-owned subsidiary in Virginia for the purpose of conducting business in that state. Another wholly-owned subsidiary, MyACD, Inc. (MyACD), was acquired in January 2005.

UCN’s Strategy

We provide a complete suite of innovative service offerings that combine our national VoIP network with on-demand proprietary software for contact handling/contact management applications. According to International Data Corp. (IDC), the business market is where the VoIP market will experience the most significant growth through 2008. IDC projects a compound growth rate of 282 percent, from $60 million in 2004, to $7.6 billion in 2008 for hosted Internet Protocol (IP) voice services among U.S. businesses. As that pertains to call center management, we believe we are on the cutting edge of the evolution in the telecommunications industry from traditional call center management and long distance services to provide an Internet platform-based, integrated, and enhanced contact management service.

Many businesses need to manage large volume of telephone traffic with customers and business contacts. With the traditional hardware/software solution, the business owner: 1) purchases a system from an equipment provider, 2) installs the system on site, 3) purchases long distance service from a provider and 4) attaches one to the other. This separation between call management and call delivery has resulted in a fragmented market served by multiple vendors that offer either:

•

High-end, onsite, hardware/software solutions, designed to substantially improve worker productivity. These solutions serve about ten percent of the contact center operations (those with 200 or more agents) that are big enough to afford the large investment needed to purchase the costly equipment, software and technical expertise, or

•

Less expensive hardware/software solutions, affordable by the remaining ninety percent of the market, which have few features, little flexibility and limit the business’s ability to improve worker productivity.

Our strategy is to develop and deploy a call management solution that is affordable, scalable to the business’s call traffic, enables a distributed workforce and offers features that can substantially improve worker productivity in both small and large call centers. UCN’s objective is to compete with the best feature-set currently available from other traditional on-premises systems.

Our products: 1) eliminate the need for traditional call management hardware/software on premises by replacing this premise-based hardware/software with software over our VoIP Network, and 2) deliver robust contact management functions to the business via our transport services. Using this strategy, UCN has evolved from being a long distance provider to a Network Application Provider, which we believe will be the next generation of service providers in the telecommunication industry.

During the last few years of packaging and refining our network applications, we have developed a marketing capacity and a customer base to create immediate opportunities for sales of our products and services to both existing and new customers. We have a network of experienced sales agents through which we can now market our inContact and connectivity products and services. Beginning in December 2002 and continuing into 2005 we added a substantial number of long distance customers (business and residential) through purchases of customer accounts.

Recent Developments and Acquisitions

Early in 2007, we closed two strategic acquisitions, which significantly augmented our suite of services. Through these acquisitions, UCN can now offer companies the ability to monitor customer satisfaction and agent effectiveness through its ECHO™ product as well as efficiently staff their call center using our work force management solution.

BenchmarkPortal, Inc. (ECHO) Acquisition

On February 9, 2007, we closed the acquisition of BenchmarkPortal, Inc. (BMP). Through the acquisition we acquired a call center survey and analysis business, operated under the name of ECHO™. The ECHO business includes: 1) a customer base, of which over half are Fortune 500 companies; 2) automated survey and analysis software and related service offerings; and 3) the related sales, marketing and technical staff. As consideration for the agreement we paid the following consideration:

•	$500,000 in cash to or for the benefit of the BMP stockholders at closing;

•	1,535,836 shares of restricted common stock to BMP stockholders;

•

$2.0 million of additional cash to BMP stockholders in 36 equal monthly installments of $55,556, subject to adjustment if monthly recurring revenue during the payout period from customers accounts acquired in the transaction do not remain at certain levels, which are adjusted for estimated attrition; and

•

An additional $7.0 million maximum contingent quarterly earn out to BMP stockholders paid on a variable percentage of recurring revenue from the sale of ECHO services during the four-year period after closing in excess of $900,000 per quarter.

Prior to the closing of the acquisition, BMP distributed to its stockholders on a pro rata basis cash and property with a total value of approximately $184,000 into a shareholder representative account to satisfy all remaining liabilities of BMP stockholders. After all liabilities are satisfied under the acquisition agreement, the shareholder representative will distribute all remaining funds to stockholders. In addition, prior to closing the acquisition BMP sold certain assets not used in operating the ECHO business at a total purchase price of $91,000 to BenchmarkPortal, LLC, a Delaware limited liability company formed by Dr. Jon Anton, Bruce Belfiore, and David Machin, all of whom are former officers, directors and principal stockholders of BMP. UCN and BenchmarkPortal have entered into agreements pursuant to which:

•

We are entitled to use on an exclusive basis for a term of three years BenchmarkPortal’s “RealityCheck™” service with prospects for UCN services to facilitate the sales effort in exchange for payment to BenchmarkPortal of a fee based on revenue generated by prospects who become customers of UCN following the RealityCheck™ service, and

•

We are entitled to offer, for a term of three years, through our sales channel, as an independent sales agent, other services of BenchmarkPortal in exchange for a sales commission equal to a percentage of the revenue generated from the sale, which varies depending on the BenchmarkPortal service sold.

We entered into a consulting agreement with Dr. Jon Anton, BMP’s founder, and employment agreements with Anita Rockwell, BMP’s former president, and David Machin, BMP’s former Chief Technical Officer.

ScheduleQ Acquisition

In October 2006, we entered into a Reseller License Agreement with ScheduleQ, LLC. Under the terms of the license agreement, we acquired a limited exclusive right and continuing non-exclusive right to market and distribute ScheduleQ software and services to end-users. ScheduleQ software and services consist primarily of a platform-based workforce management system for call centers, which can operate through our inContact service. At the same time we entered into a Purchase Option Agreement with ScheduleQ and the members of that limited liability company, which we exercised and closed in February 2007. To complete the transaction, we paid former members of ScheduleQ the following consideration:

•

Non-interest bearing promissory notes in the in the aggregate principal amount equal $360,676 paid in 48 equal monthly installments, which are secured by the ScheduleQ software code and any improvements thereto;

•	108,912 restricted common shares of UCN;

•	Paid liabilities of ScheduleQ in the amount of $256,324; and

•	An earn out to be paid over a term of 48 months based on the number of ScheduleQ licenses sold by UCN with a minimum aggregate earn out payment of $100,000 and a maximum of $982,000.

ComVest Capital

In January 2007, we amended our Revolving Credit and Term Loan Agreement dated May 5, 2006, with ComVest Capital LLC, and related Term Note, to eliminate the fixed charge coverage ratio and institute a combined minimum $3.0 million of cash and availability requirement under the Revolving Credit Note. Additionally, the amendment changed the capital expenditure and EBITDA (a non-GAAP measure that was specifically defined in the agreement) financial covenants. In consideration of the amendment, we paid ComVest a fee of $35,000. At the time of the amendment to the Revolving Credit and Term Loan Agreement, UCN obtained the approval of ComVest Capital to the proposed acquisition of BMP, as required under the terms of that agreement. UCN agreed to pay ComVest a fee for its evaluation of the transaction in the amount of $40,000 and issue to ComVest a warrant to purchase 55,000 shares of UCN common stock at an exercise price equal to $2.90 per share that expires May 23, 2011.

Services and Products

Historically, UCN has been an aggregator and provider of telecommunications services. We will continue this business as we ramp up marketing and distribution of inContact and related connectivity services offered as a Network Applications Provider.

As an aggregator, we contract with a number of third party providers for the right to resell various telecommunication services and products to our customers. The variety of traditional services and products we offer enables our customers to: 1) buy most of those telecommunications services they need from one source, 2) combine those services into a customized package, 3) receive one bill for those services, and 4) make one call to UCN if a service problem or billing issues arise.

Our inContact network applications are not suitable for all businesses, simply because many businesses do not need that level of functionality. To those businesses, we will continue to offer traditional telecommunications products with the same level of quality service our customers have come to expect. We sell traditional services singly or bundled to meet customer needs include the following:

•

Dedicated access long distance service provided by connecting the customer directly to the long distance carrier, by-passing the local exchange carrier, through a T-1 or higher capacity local loop connection.

•	Toll-free services provided with toll free numbers we own and assign to our customers for their use.

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

The inContact and related connectivity products we offer as a Network Application Provider through our Intelligent Network consist of a flexible set of advanced contact handling/management applications, such as skills-based routing, automated call distribution, self-service menus, automated interactive voice response, database integration with the contact handling technology, multimedia (voice, fax, email, chat), management reporting features, workforce management features, performance optimization benchmarking, and agent feedback services, all of which are delivered with dedicated or switched long distance service. These capabilities have previously been available only by purchasing and integrating expensive on-site equipment at substantial installation expense, making them prohibitively expensive for many smaller call center operations. UCN can deliver the same capabilities through a hosted software solution at a much lower cost, making it possible for the smaller operation to make the transition to a full-featured contact center with improved agent productivity and the ability to respond quickly to customer requirements for communications methods beyond voice, including email, fax and/or web chat contact methods.

The inContact product suite includes the following components:

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

•	inTouch: A reporting, monitoring and recording tool for viewing real-time and historical operations statistics, such as how many calls were handled within a customer-defined “acceptable” timeframe.

•	Workforce Management: A browser-based application for scheduling, forecasting and monitoring schedule adherence for agents and supervisors.

•

Operations benchmarking service: Through our relationship with BenchmarkPortal, we are integrating our two products so that the inContact automatic call distribution service can send call distribution metrics over to the independently run and operated BenchmarkPortal system. This analytic engine compares the inContact customer’s automatic call distribution metrics with those of peer operations and produces a report indicating where the operation is doing well, as compared to peers, and where improvements could be made.

•

ECHO: Allows inContact to identify a post-call survey event, send a data stream of information to the ECHO survey engine, enabling that application to call the caller back, conduct an automated survey, capture a voice recording about their previous contact experience and deliver the entire package to the agent that handled the call and that agent’s supervisor.

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

Marketing Strategy

UCN employs two distinct brands for our telecommunications services, “UCN” for reselling traditional long distance and related telecommunication services to commercial and business customers and “inContact” for the family of contact handling and management applications combined with related connectivity services.

UCN markets its services through several channels: direct sales, insides sales and independent sales agents. We engage independent telecommunications agents around the country who sell primarily to commercial and business customers. Independent agents are responsible for a substantial amount of annual U.S. telecommunication sales to commercial and business users. This channel also helps to identify opportunities to sell inContact services as well, but UCN sales representatives handle the details of selling inContact.

Provisioning

The VoIP Network enables our customers to use existing telephone, fax machine, pager, or modem equipment to achieve high-quality communications through Internet Protocol technology. The VoIP Network consists of a fully integrated dedicated network of equipment and leased telecommunications lines augmented by our “softswitch” software. Our software provides the necessary operational platform for the enhanced services we offer through our inContact family of products. The VoIP Network is a data packet-based network that ties together local loop dial-up and broadband connections via gateways located in Dallas and Los Angeles. Each of these gateways consists of off-the-shelf hardware elements and the softswitch software. The softswitch software can distinguish among and “handle” voice, fax, and modem communications as programmed for the customer’s suite of service selections.

UCN is also a reseller of domestic and international long distance and other services provided by national and regional wholesale providers. Our primary providers are Verizon, Qwest, Global Crossing, AT&T and Level 3.

The contracts with our providers are standard and customary in the industry, requiring payment net 30 days for minutes used in a month and designate UCN as the point of contact for all customer service calls. These agreements are for one to three years and are generally renewable at the end of each contract term, when rates are often renegotiated on the basis of prevailing rates in the industry. Qwest, Verizon and Global Crossing accounted for approximately 65 percent of our cost of revenues in 2006, 62 percent in 2005, and 70 percent in 2004.

UCN also acquires, from its service providers, dedicated long distance service, toll-free 800/888/877/866 services, dedicated data transmission service and calling cards. These services and fees are billed to us as stated in our contracts with our providers and are payable on the same terms as switched long distance service.

We maintain a call center in Bluffdale, Utah for receiving customer service and billing inquiries. Our customer service personnel are available from 7:00 a.m. to 7:00 p.m. Monday through Friday and 8:00 a.m. to 5:00 p.m. on Saturday to respond to customer calls. We also provide emergency service 24-hours a day, seven days a week. We place a high priority on customer service since we believe that when our rates are similar to rates offered by our competitors, service is a primary factor in acquiring and retaining customers.

Technology and Our Business

UCN has always leveraged information technology to create consistent streamlined business processes. UCN relies on the following systems, which represent its current technology initiatives:

•

UCN’s inContact suite of services provide a unified solution for managing customer communications that integrates telephone, email, fax, web text chat, and co-browsing into a unified interface. The distribution system enables UCN to enhance customer relationships, reduce costs, and improve the management of all types of business communications.

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

Government Regulation

Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States. The Telecommunications Act of 1996, or Telecom Act, which substantially revised the Communications Act of 1934, established the framework for the introduction of competition for local exchange and other communications services throughout the U.S. by new entrants such as us. Among other things, the Telecom Act preempts state and local governments from prohibiting any entity from providing telecommunications service. At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of these services. As a result, our communications services are subject to varying degrees of federal, state and local regulation. Any violations of the communications laws and regulations applicable to our business may subject us to enforcement penalties.

The Federal Communications Commission (FCC) has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate long distance communications services. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition. Our internet protocol, or IP, enabled communications services are currently subject to a lesser degree of regulatory oversight. However, application of additional regulations to IP-enabled services is increasingly possible as these services continue to gain acceptance in the marketplace.

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

Universal Service

In 1997, the FCC issued the Universal Service Order to implement provisions of the Telecom Act relating to the preservation and advancement of universal telephone service. The Universal Service Order requires all telecommunications carriers providing interstate services to periodically contribute to universal service support programs administered by the FCC, which is referred to as the Universal Service Fund or USF. The periodic contribution requirements to the USF are currently measured and assessed based on the total subsidy funding needs and each contributor’s percentage of the total of certain interstate and international end user telecommunications revenues, including interconnected VoIP revenue, reported to the FCC by all telecommunications providers. We currently measure and report our affected revenue in accordance with the legislative rules adopted by the FCC. Although USF contribution obligations are imposed upon telecommunications providers, such contributions may be passed through to consumers on an equitable and nondiscriminatory basis, either as a component part of the rate charged for telecommunications services or as a separately invoiced line item.

In addition to the FCC universal service support mechanisms, several state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state. As with any regulatory obligation, if a federal or state regulatory body determines that we have incorrectly calculated and/or remitted any USF contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon.

There is a rulemaking proceeding at the FCC that has the potential to significantly alter our contribution obligations under the Universal Service Order. The proceeding involves proposals to comprehensively overhaul the USF contribution methodology. Depending on which methodology is chosen, our contribution obligations could increase, decrease or remain constant. Based on the foregoing, the application and effect of the USF requirements (and comparable state contribution requirements) on the telecommunications industry generally and on certain of our business activities cannot be definitively ascertained at this time.

Local Exchange Competition

The Telecom Act requires ILECs to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks at cost-based prices, which are more favorable than past pricing based on the historic regulated costs of the ILEC. Since the FCC’s 1996 Local Competition Order, CLECs have enjoyed the right to lease unbundled network elements at rates determined by state public utility commissions employing the FCC’s total element long run incremental cost, or TELRIC, forward looking, cost-based pricing model.

Pending FCC Proceedings. Our local exchange business is in its infancy. Nevertheless, as we expand further into this market, we face regulatory uncertainties stemming from ongoing FCC proceedings related to the implementation of the local competition rules, as well as ongoing judicial review of various FCC’s decisions, both of which could result in significant changes to ILEC obligations to CLECs. We cannot predict the outcome of ongoing administrative or judicial proceedings or their potential impact upon the company. The following examples illustrate the types of ongoing rule changes that could affect our business:

•

Triennial Review Remand Order. In February 2005, the FCC issued an order, commonly known as the Triennial Review Remand Order, revising the rules implementing the unbundled network element provisions of the Telecom Act. The order substantially narrowed the scope of unbundled network elements, as well as combinations of those elements, that incumbent local exchange carriers must make available to competitive carriers under federal and state price regulations. Beginning in September 2006, incumbent carriers have been permitted to charge commercial rates for certain network elements. Some competitive carriers have sought judicial review of the order and others have requested the FCC to reconsider some aspects of the order. The outcome of these proceedings cannot be predicted. Because our primary method of reaching end-users is via resold access facilities, such as digital T-1 transmission lines, purchased through other CLECs, our business has not been directly or significantly affected by the FCC’s revised regulations. However, to the extent our CLEC suppliers are negatively impacted through increased network costs, for instance, we could face increased wholesale prices.

•

TELRIC Proceeding. An ongoing proceeding before the FCC continues to examine the methodology by which state regulatory authorities set wholesale prices for incumbent carrier network elements. If the FCC adopts significant changes to the pricing methodology, incumbent carriers could be able to propose that state regulatory commissions permit them to raise their rates for unbundled network elements in line with the new FCC mandated pricing methodology. Such an event could raise the cost of doing business for competitive carriers.

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

In 2001, the FCC initiated a proceeding to comprehensively reform intercarrier compensation. In its notice of proposed rulemaking, the FCC sought comment on some possible advantages of moving from the current rules to a bill and keep structure for all traffic types in which carriers would recover costs primarily from their own customers, not from other carriers. A recent filing at the FCC, known commonly as the Missoula Plan, is widely anticipated to be the blueprint for nationwide intercarrier compensation reform. The Missoula Plan provides a comprehensive proposal to reduce and unify interstate and intrastate, originating and terminating usage-sensitive intercarrier compensation rates for all traffic. If adopted, the Missoula Plan would create three classes of carriers and set forth a timetable for the unification of rates within each respective class. Class 1 consists of the Regional Bell Operating Companies and their competitors, including competitive carriers like us, and wireless, cable and VoIP operators; Class 2 consists of mid-size wireline incumbents; and Class 3 consists of rural telephone companies. We cannot predict the effect that the implementation of the Missoula Plan would have on our business or results of operations, although significant changes to the current rules governing intercarrier compensation, including implementation of the Missoula Plan, could effect our collection and payment of reciprocal compensation and access fees.

Taxes and Regulatory Fees

We are subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, FCC universal service fund contributions and regulatory fees, and numerous public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

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

On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. On April 21, 2004, the FCC denied a petition filed by AT&T seeking a declaratory ruling that would prevent ILECs from imposing traditional circuit-switched access charges on phone-to-phone IP services. The FCC ruled that AT&T’s particular phone-to-phone service was a “telecommunications service” and, therefore, subject to access charges and USF contributions.

These FCC orders apply to VoIP offerings provided over broadband services, or so-called “Interconnected VoIP.” However, these orders did not clarify whether or under what terms VoIP traffic may be subject to inter-carrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the USF of the Communications Assistance for Law Enforcement Act (CALEA). The FCC is addressing many of these issues through its “IP-Enabled Services Proceeding”, which opened in February 2004.

Due to perceived urgency regarding access to emergency services and law enforcement, however, the FCC did take some specific actions affecting Interconnected VoIP services outside of the broad IP-Enabled Services Proceeding. On June 3, 2005, the FCC issued an order establishing rules requiring interconnected VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement. And, on August 5, 2005, the FCC announced the extension of CALEA to certain types of VoIP providers.

The FCC’s regulation of VoIP services on a case-by-case basis continued when, on February 23, 2005, it ruled in response to another AT&T declaratory ruling petition that certain AT&T prepaid calling card services using

“IP-in-the-middle” were telecommunications, not enhanced, services. The FCC’s decision states that intrastate access charges and USF contributions apply to AT&T’s prepaid calling cards. Then, in June 30, 2006, the FCC declared all prepaid calling card services to be “telecommunications” and ordered all providers of these services to register as Interstate Telecommunications Service Providers by October 31, 2006 and begin making USF contributions.

Any additional regulation of IP-based services concerns us and we must therefore remain diligent with respect to evaluating the impact of FCC proposals and decisions. However, based on the nature of the IP-enabled services we currently provide, we do not believe the FCC decisions to date will materially adversely affect our business, operating results, financial condition or future prospects.

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

Competition

As a provider of hosted contact handling applications, the majority of market share in this segment is still held by traditional customer premises equipment manufacturers, such as Avaya, Nortel, Cisco. This method of providing services, via onsite equipment and software, is now being challenged by a group of younger companies. These companies provide hosted, on-demand application services to customers. Market share among this group of hosted services providers is still fragmented, with no clear market leader having emerged as yet.

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

In regards to our telecommunications business, the U.S. long distance telecommunications industry is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants such as AT&T, Sprint and Verizon. UCN also competes with other national and regional long distance carriers that employ various means to attract new subscribers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments, and other incentives. The ability of UCN to compete effectively will depend on its ability to provide quality services at competitive prices.

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

Employees

As of December 31, 2006, UCN employed a total of 202 full time and 4 part time persons. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Business Segments

We manage our business based on two customer segments: Telecom and inContact. The Telecom segment includes all voice and data long distance services provided to customers not utilizing any inContact services. The inContact segment includes revenues from customers using any inContact services as well as their long distance voice and data services. Our inContact services include automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting. In addition to these services, with the 2007 acquisitions, UCN now offers companies the ability to monitor customer satisfaction and agent effectiveness through its ECHO™ product as well as efficiently staff their call center using our work force management solution. The new service offerings will be included in the inContact segment. Certain financial information pertaining to our business segments for the fiscal years ended December 31, 2006, 2005, and 2004, is presented in Note 17 of the Notes to our Consolidated Financial Statements presented elsewhere in this report.

ITEM 1A. RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to an investment in our common stock. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our results of operations have shown significant fluctuations over the past several years, which could impact the resources we have to pursue our business and adversely affect an investment in UCN.

Our net loss applicable to common stockholders was $7.8 million for the year ended December 31, 2006 compared to $8.1 million and $2.8 million for the same period in 2005 and 2004, respectively. Continued losses will diminish the working capital we have available to pursue development of our Network Application Provider business. Much of the loss is attributable to our decision to spend substantial amounts in developing and marketing our inContact suite of services. Sales continue to improve, but we have not achieved positive operating results in this segment and whether UCN will ultimately achieve positive results and cash flow from this segment should be considered a substantial risk with respect to our business.

We have little history marketing the inContact and Intelligent-T products; therefore we are unable to determine whether we will be successful in penetrating the market.

UCN has expended significant time and resources in acquiring and developing its VoIP Network and the contact management software embodied in inContact and Intelligent-T. We refine our product offerings and marketing efforts on an ongoing basis. It is too soon to tell how successful we will be in achieving meaningful market penetration at a level that will enable us to recoup our investment and improve our results of operations in future periods. If we have poor or mediocre results from marketing these new products, it would likely have a material adverse effect on our results of operations and financial condition.

Our quarterly results of operations may fluctuate in the future.

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients’ requirements;

•	changes in the mix of revenue between our segments because the overall operating margin is significantly higher for the inContact Segment than for the Telecom Segment;

•	the timing and success of new product introductions or product initiation by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	the purchasing and budgeting cycles of our clients; and

•	general economic, industry and market conditions.

Because the sales cycle for the evaluation and implementation of our solutions is variable based on the specific customer needs, we may experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. As a result, if revenue for a particular quarter is below our budgeted expectations, we may not be able to proportionally reduce operating expenses for that quarter, causing a disproportionate effect on our expected results of operations for that quarter.

Due to the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

Declines in our results of operations increases the risk of breaching financial covenants in our revolving credit facility, which could result in a default and accelerate maturity of the loan thereby depleting our working capital and likely making it impossible for us to fund our operations.

Our results of operations and resulting cash flow have shown significant fluctuations over the past several years. We have established a revolving credit facility under which we borrow against eligible receivables to fund our current working capital requirements. The revolving credit facility imposes certain financial covenants, including: 1) varying quarterly EBITDA targets (a non-GAAP measure that is defined specifically in the agreement; 2) an annual limit on capital expenditures of $3.2 million for all years after 2007, which includes a cap of $1.2 million in capitalized research and development costs and $2.0 million of all other capital expenditures and payments under newly acquired capital leases; and 3) a requirement to maintain a combined minimum of $3.0 million of cash and availability under the revolving credit facility. Poor performance in our results of operations and cash flow in subsequent periods could result in a default in our financial covenants under the revolving credit facility, which would entitle the lender to suspend making further advances and accelerate maturity of the loan. Such an event would substantially deplete working capital available to fund our current operations and make it difficult for us to continue operating.

Our operating results may be negatively impacted by the pricing decisions of our competitors and our providers. We may not be able to mitigate this impact with our other services.

Our costs of revenues from period to period are affected by the pricing for long distance service we can obtain from the wholesale providers of these services. We must price our services at levels that are competitive in the marketplace so costs of revenues affect the rates we offer to customers and our resulting revenues. This industry has a history of downward pressure on long distance service rates as a result of competition among providers. To acquire and retain customers, we offer these services at prices that are competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to customers, which will reduce revenues. On the other hand, higher prices charged by our providers will increase our costs of revenues and cut into operating results, unless we raise prices to our customers, which may be difficult for us to do if our competitors are not subject to the same upward pricing pressures or chose not to increase prices notwithstanding such pressure. To make up for potential reductions in either revenues or overall operating results, we have moved to being a Network Application Provider of enhanced connectivity and call management services, which are not subject to rate changes and have much higher and stable margins. The Network Application Provider services we offer still make up a relatively small portion of our revenues. We may not be successful in making these new services a major component of our revenue mix and improve our overall operating margins.

Disruptions in the operation of our technology could adversely affect our operations.

We are dependent on our computer databases, billing and accounting computer programs, Internet protocol network, and computer hardware that houses these systems to effectively operate our business and market our services. Our customers and providers may become dissatisfied by any system failures that interrupt our ability to provide our service to them. Substantial or repeated system failures would significantly reduce the attractiveness of our services. Significant disruption in the operation of these systems would adversely affect our business and results of operations.

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

Substantially all of our dedicated network systems are located at two locations in Los Angeles and Dallas. Our customer service, billing, and service management systems are located at a third-party hosting co-location facility located in Utah. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error, or other similar disruptive problems could also adversely affect our systems. Accordingly, any significant systems disruption could have a material adverse effect on our business, financial condition, and results of operations.

If there are interruptions or delays in our hosting services through third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with clients and subject us to liability.

We provide our hosting services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California and Texas. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients’ service to their customers. Any interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, cause us to issue credits or pay penalties or cause clients to fail to continue service, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

If the security of our clients’ confidential information contained in our systems or stored by use of our software is breached or otherwise subjected to unauthorized access, our hosting service or our software may be perceived as not being secure and clients may curtail or stop using our hosting service and our solutions.

Our hosting systems and our software store and transmit proprietary information and critical data belonging to our clients and their customers. Any accidental or willful security breaches or other unauthorized access could expose us to a risk of information loss, litigation and other possible liabilities. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our clients’ data, our relationships with clients and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we and our third-party hosting co-location facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

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

UCN experienced significant growth beginning in 2003, primarily through the purchase of customer accounts and internal growth. Continuing with the acquisitions of BenchmarkPortal, Inc. and ScheduleQ, LLC in 2007 and the Transtel Communications assets and MyACD, Inc. in 2005, we have substantially increased our operations and revenues. It is not possible to predict with any certainty the growth of our business over the next year, whether internally or through acquisitions. Our ability to continue our growth and improve upon results of operations will depend on a number of factors, including our ability to promote and gain market acceptance of our Network Application Provider services, to maintain and expand our independent agent network, to fund purchases of customers or acquisitions, to meet existing and emerging competition, and to maintain sufficient operating margins despite pricing pressures. Furthermore, the growth and development of our business may be harmed if we are unable to adapt and expand our systems, procedures, and controls to support and manage our growth. All of these factors indicate there could be fluctuations in our results of operations and volatility in our stock price that could expose an investor to greater risk.

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

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws, patents and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. Any of our issued patents may not be broad enough to protect our proprietary rights or could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

If our solutions fail to perform properly or if they contain technical defects, our reputation will be harmed, our market share would decline and we could be subject to product liability claims.

Our software products may contain undetected errors or defects that may result in product failures, slow response times, or otherwise cause our products to fail to perform in accordance with client expectations. Because our clients use our products for important aspects of their business, any errors or defects in, or other performance problems with, our products could hurt our reputation and may damage our clients’ businesses. If that occurs, we could lose future sales, or our existing clients could elect to not renew or to delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts and an increase in collection cycles for accounts receivable. Clients also may make warranty claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a client may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect. We do not currently maintain any warranty reserves.

Product liability claims could require us to spend significant time and money in litigation or to pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be sufficient to cover liabilities resulting from such product liability claims. Also, our insurer may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any product liability claims successfully brought against us would cause our business to suffer.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our client base and achieve broader market acceptance of our solutions.

Increasing our client base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations. We plan to continue to expand our direct sales force and engage additional third-party channel partners. This expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel. We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

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

The required adoption of SFAS 123(R) makes stock options a less attractive form of employee compensation and our use of alternative forms of employee compensation in response to SFAS 123R could adversely affect our ability to attract and retain personnel.

We have historically used stock options as a key component of our employee compensation because, we believe it aligns employees’ interests with our stockholders’ interest, encourages employee retention, and provides a competitive component of our overall compensation program. Due to the required adoption of SFAS 123(R), and the recording of stock option expense on our operating statements, we may determine that it is in our best interest to reduce the number or size of our stock-based awards, or change the type of awards granted. In doing so, we will not have the same flexibility in fashioning compensation packages as we had before SFAS-123(R), which could impair our efforts to attract, retain and motivate our employees.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We may require additional capital to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, fund expansion, respond to competitive pressures and acquire complementary businesses, products and technologies. Absent sufficient cash flow from operations, we may need to engage in equity or debt financings to secure additional funds to meet our operating and capital needs. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, to pay dividends and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

As of December 31, 2006, we have 25,385,031 shares of common stock outstanding, of which 17,806,398 shares may be sold in the public market without restriction, and the balance of 7,578,633 shares may be sold subject to the volume, timing, and other conditions of Rule 144 adopted under the Securities Act of 1933.

We have outstanding warrants, options and a convertible note to acquire a total of 5,412,243 additional shares that are registered for sale by the holders in the public market under current registration statements filed with the Securities and Exchange Commission. Assuming all these warrants, options, and rights are exercised, there would be 30,797,274 shares of common stock issued and outstanding. We have also reserved for future issuance 1,323,183 additional shares of common stock as follows:

•	Up to 323,183 shares reserved for issuance under our Long-Term Stock Incentive Plan; and

•	Up to 1,000,000 shares reserved for issuance under our Employee Stock Purchase Plan.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline, which could adversely affect an investment in our stock and could materially impair our ability to raise capital through the sale of additional equity securities. On the other hand, should the value or market price of our stock rise the holders of these outstanding warrants, options, and convertible securities have the opportunity to profit, and to exercise purchase or conversion rights at a time when we could obtain equity capital on more favorable terms than those contained in these securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2. PROPERTIES

We lease executive office space in Bluffdale, Utah, a suburb of Salt Lake City. The space consists of approximately 30,000 square feet. The current monthly lease rate is approximately $35,000. The lease for office space expires in November 2007, but we have an option to renew the lease for an additional three to five years. We are currently reviewing our options to determine if we should renew the lease for an additional term or relocate to another location in the greater Salt Lake area.

Through May 2008, UCN is leasing 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a current monthly cost of approximately $11,000 that we have sublet for the same monthly amount.

UCN also currently utilizes other leased properties obtained in its acquisition of Transtel Communications in 2005. We lease a total of approximately 25,000 square feet of office space in downtown Salt Lake City, Utah, at a monthly cost of approximately $23,000, of which approximately $3,000 is being paid under a month-to-month arrangement and the remainder under a lease agreement that expires in September 2009. We also lease office space and related equipment switching space in Los Angeles and San Francisco, California, as well as Denver, Colorado at a total monthly cost, net of a $6,000 sub lease related to the Los Angeles location, of approximately $17,000 under agreements that expire in July 2009.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2006.

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

	High	Low
Calendar Quarter Ended:	Bid	Bid
March 31, 2006	$2.50	$1.72
June 30, 2006	$2.91	$2.02
September 30, 2006	$2.82	$2.25
December 31, 2006	$3.22	$2.40

Calendar Quarter Ended:	Bid	Bid
March 31, 2005	$3.05	$2.60
June 30, 2005	$2.65	$1.82
September 30, 2005	$2.09	$1.65
December 31, 2005	$2.05	$1.70

Since inception, no dividends have been paid on the common stock. UCN intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. At March 26, 2007, there were 27,139,447 shares of common stock outstanding and 4,171 holders of record of the common stock. UCN’s transfer agent is Atlas Stock Transfer Corporation, 5899 South State Street, Salt Lake City, Utah, 84107.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	704,550		$2.73	323,183
Equity compensation plans not approved by security holders	2,446,903	(1)	$2.29	N/A

Total	3,151,453		$2.39	323,183

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the Board of Directors.

Repurchases of Common Stock

There were no repurchases of equity securities by UCN during 2006.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2006. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of UCN. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report. Information regarding the years ended December 31, 2004, 2003 and 2002 can be obtained through our web site at www.ucn.net or by writing to UCN, Inc., 14870 Pony Express Road, Bluffdale, Utah 84065. In addition, copies of these annual report filings may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

Consolidated Statement of Operations Data (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Revenue (1)	$82,800	$81,587	$65,159	$63,313	$30,163
Net income (loss) (1)	(7,775)	(8,147)	(2,113)	1,175	330
Net income (loss) applicable to common stockholders (1)	$(7,775)	(8,185)	(2,785)	301	(420)
Net income (loss) per share:
Basic	$(0.32)	$(0.40)	$(0.22)	$0.05	$(0.07)
Diluted	$—	$—	$—	$0.04	$—

Consolidated Balance Sheet Data (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Total assets	$25,959	$35,643	$23,405	$23,971	$13,145
Long-term obligations	6,569	5,758	272	646	3,888

Cash and dividends per common share	$—	$—	$—	$—	$—

(1)	This amount includes the actual results of the Company which include several significant acquisitions as discussed further in Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

We are a “Network Applications Provider” and provide on-demand, hosted, contact handling software (through our “inContact™” applications suite) and business telecommunication services delivered over our own, proprietary national Voice over Internet Protocol network (VoIP network). The inContact application suite includes an integrated package of advanced contact handling, reporting and administration applications along with inControl, a unique, rapid application development tool. We are able provide our customers with a platform-based workforce management solution for call centers, which operates through UCN’s inContact suite of services.

In addition to a wide range of call management, long distance, toll free, data transmission and related communication service options, we offer competitive prices with superior service levels.

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

Results of Operations

Revenues

Total revenues increased one percent to a record $82.8 million for the year ended December 31, 2006 as compared to $81.6 million for the same period in 2005. This increase is primarily driven by revenue increases in our inContact segment, which were offset by UCN’s decision to discontinue telecommunication services to a few large-volume, low-margin customers during the second quarter of 2006.

Beginning in 2005 and continuing throughout 2006, we continued focusing marketing efforts on providing on-demand contact center software and business telecommunications services delivered over our national VoIP network. We believe the opportunity to increase revenues through the sale of enhanced telecommunications services to business customers is much greater than through the sale of traditional long distance services to residential customers. We have developed a menu of enhanced communication services that we are marketing to our existing and potential customers through our multiple sales channels. As a result of these changes, we are experiencing a transition in sales mix, which will continue with the addition of new products and features.

We continue to add products and services to our overall product offering. Early in 2007, we closed two strategic acquisitions, which significantly augment our suite of services. Through these acquisitions, UCN now offers companies the ability to monitor customer satisfaction and agent effectiveness through its ECHO™ product as well as efficiently staff their call center using our work force management solution. We believe these acquisitions provide significant growth potential.

Total revenues increased 25 percent to $81.6 million for the year ended December 31, 2005 as compared to $65.2 million for the same period in 2004. The increase is due primarily to additional revenue derived from the acquisition of Transtel Communications in 2005, which added $14.6 million in revenue during that year. Furthermore, new commercial customers, obtained through ongoing promotional efforts involving agents as well as our own internal sales force, generated approximately $6.1 million of additional revenue. However, these increases were offset by revenue decreases attributable to customer attrition of approximately $5.2 million for the twelve months ended December 31, 2005.

Costs of revenue

Costs of revenue decreased approximately one percent to $53.5 million for the year ended December 31, 2006 from $54.2 million for the same period 2005. The decrease is a result of our continued focus on improving our network efficiency throughout the year as well as using lower cost carriers through our least-cost routing system. In addition, we were able to shut down significant unneeded portions of the acquired Transtel network which provided significant savings. We are also experiencing a change in our overall product mix from the lower margin Telecom Segment to our higher margin inContact Segment. We also saw a significant improvement in our costs of revenue as a percentage of revenue, which improved nearly two percentage points during 2006 to 64.6 percent.

We continue to focus most of our marketing efforts on promoting our inContact technology services which carry significantly higher margins than the traditional long distance services. As a result, we expect continued improvements in margins from the sales of these technology services as we add inContact customers with that produce higher overall margins. We continue to support our telecom reseller channel that markets our telecom products to business users and encourage those resellers to refer inContact opportunities to us.

Costs of revenue for the year ended December 31, 2005 was $54.2 million, a 47 percent increase compared to $36.8 million for the prior year. Costs of revenue as a percentage of revenue for the year ended December 31, 2005 was 66.4 percent as compared to 56.5 percent during 2004 and was due to the combination of lower, more competitive pricing we adopted during 2004 in some of the newer long-distance rate plans, along with the change in our sales mix from residential customers to business customers. We also experienced rate increases from certain wholesale carriers during the fourth quarter of 2004, which impacted 2005.

Selling and promotion

Selling and promotion expenses increased seven percent to $14.0 million for the year ended December 31, 2006, from $13.1 million during the same period in 2005 primarily due to our increased efforts to market the inContact suite of services as well as an overall increase in advertising and marketing activities and lead generation activities. In addition to these increase, we adopted SFAS 123(R) on January 1, 2006, which required us to record stock-based compensation expense in the Consolidated Statements of Operations. During 2006, we recorded $222,000 of stock-based compensation expense.

Selling and promotion expenses increased 11 percent to $13.1 million during 2005, from $11.8 million 2004. The increase is the result of the continuing transition in our sales mix during 2005 as higher-commissioned business customers increased, and lower-commissioned residential customers decreased through attrition. In addition, during 2005 we added several sales-related personnel and incurred sales related expenses in connection with developing our marketing program for the inContact™ family of products, resulting in higher 2005 expenses as compared to 2004.

General and administrative

General and administrative expense for the year ended December 31, 2006 decreased slightly to $13.1 million compared to $13.1 million in the same period in 2005 primarily due to an overall reduction in bad debt expense and salaries and benefits. This reduction was offset by $284,000 of stock-based compensation that we recorded during 2006 due to adopting SFAS 123(R).

General and administrative expenses for the year ended December 31, 2005 increased 34 percent to $13.2 million compared to $9.9 million in the same period for 2004 primarily due to costs incurred related to the Transtel acquisition, which was closed during the second quarter of 2005. Throughout 2005, UCN put various cost-cutting measures in place to reduce these costs.

Interest expense

Interest expense during 2006 and 2005 remained flat at $1.1 million, compared to $812,000 during 2004. During 2007, we modified our outstanding term loan and credit facility with ComVest Capital, which allows us to have much more control over borrowing and paying back funds needed in day-to-day operations. Our convertible term note and revolving credit note both incur interest at a flat nine percent per year. With the 2007 amendment, the ComVest convertible note does not require principal payments until November 2007. The increase in interest expense from 2004 to 2005 resulted from continuing reductions in outstanding debt throughout the latter part of 2004, offset by debt increases incurred during 2005 in connection with the MyACD and Transtel acquisitions along with additional equipment acquired during 2005 under agreements accounted for as capital leases.

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

Telecom Customer Segment

The Telecom Segment revenue decreased 12 percent to $67.6 million during 2006 compared to $76.4 million during 2005. The decrease is primarily due to our decision to increase our margins by discontinuing service for several large-volume low-margin customers during the 2006. Additionally, when an existing Telecom Segment customer starts using our inContact services, they are moved from the Telecom Segment to the inContact Segment, including all of their revenue derived from legacy Telecom service. We expect that revenue from the Telecom Segment will continue to decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment. The Telecom Segment loss from operations also improved significantly during 2006 to a loss of $1.0 million from a loss of $6.3 million for the same period in 2005. This improvement was driven primarily from a significant reduction of selling and promotion expenses as we continue our focus on the inContact segment. Additionally, we have been able to maintain relatively flat costs of revenue as a percentage of revenue at 67.9 percent during this continued transition period.

inContact Customer Segment

As a result of our continued focus on marketing and improving inContact products and service, the inContact segment generated $15.2 million in revenue during 2006 compared to $5.2 million during 2005. For the year ended December 31, 2006, inContact segment revenue of $15.2 million includes $11.2 million of related long distance voice and data services and $4.0 million of inContact technology services. For the year ended December 31, 2005, inContact segment revenue of $5.2 million includes $3.9 million of long distance voice and data services and $1.3 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Cost of revenue as a percentage of revenue decreased to 49.8 percent during 2006 compared to 51.1 percent during 2005. We have seen continued improvement in our margins primarily due to closing large contracts with new customers with higher inContact margins. We anticipate that margins will continue to improve as we add customers with more inContact technology services as well as from the addition of the ECHO customers. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased to $6.0 million during 2006 compared $828,000 during 2005. We also continue to develop the services provided in the segment by investments in research and development. During 2006, we spent $1.2 million in research and development costs in this segment.

As discussed in Note 2 to the Consolidated Financial Statements, UCN closed the MyACD acquisition in January 2005. This acquisition is the cornerstone for the inContact suite of services and as such there were no revenues or expenses related to the segment prior to the acquisition, therefore there are no segment results presented for the year ended December 31, 2004.

Liquidity and Capital Resources

Early in 2007, we closed two strategic acquisitions, which significantly augmented our suite of services. Through these acquisitions, UCN can now offer companies the ability to monitor customer satisfaction and agent effectiveness through its ECHO™ product as well as efficiently staff their call center using our work force management solution.

BenchmarkPortal, Inc. (ECHO) Acquisition

On February 9, 2007, we closed the acquisition of BenchmarkPortal, Inc. (BMP). Through the acquisition we acquired a call center survey and analysis business, operated under the name of ECHO™. The ECHO business includes: 1) a customer base, of which over half are Fortune 500 companies; 2) automated survey and analysis software and related service offerings; and 3) the related sales, marketing and technical staff. As consideration for the agreement we paid the following consideration:

•	$500,000 in cash to or for the benefit of the BMP stockholders at closing;

•	1,535,836 shares of its restricted common stock to BMP stockholders;

•

$2.0 million of additional cash to BMP stockholders in 36 equal monthly installments of $55,556, subject to adjustment if monthly recurring revenue during the payout period from customers accounts acquired in the transaction do not remain at certain levels, which are adjusted for estimated attrition; and

•

An additional $7.0 million maximum contingent quarterly earn out to BMP stockholders paid on a variable percentage of recurring revenue from the sale of ECHO services during the four-year period after closing in excess of $900,000 per quarter.

Prior to the closing of the acquisition, BMP distributed to its stockholders on a pro rata basis cash and property with a total value of approximately $184,000 into a shareholder representative account to satisfy all remaining liabilities of BMP stockholders. After all liabilities are satisfied under the acquisition agreement, the shareholder representative will distribute all remaining funds to stockholders. In addition, prior to closing the acquisition BMP sold certain assets not used in operating the ECHO business at a total purchase price of $91,000 to BenchmarkPortal, LLC, a Delaware limited liability company formed by Dr. Jon Anton, Bruce Belfiore, and David Machin, all of whom are former officers, directors and principal stockholders of BMP. UCN and BenchmarkPortal have entered into agreements pursuant to which:

•

We are entitled to use on an exclusive basis for a term of three years BenchmarkPortal’s “RealityCheck™” service with prospects for UCN services to facilitate the sales effort in exchange for payment to BenchmarkPortal of a fee based on revenue generated by prospects who become customers of UCN following the RealityCheck™ service, and

•

We are entitled to offer, for a term of three years, through our sales channel, as an independent sales agent, other services of BenchmarkPortal in exchange for a sales commission equal to a percentage of the revenue generated from the sale, which varies depending on the BenchmarkPortal service sold.

We entered into a consulting agreement with Dr. Jon Anton, BMP’s founder, and employment agreements with Anita Rockwell, BMP’s former president, and David Machin, BMP’s former Chief Technical Officer.

ScheduleQ Acquisition

In October 2006, we entered into a Reseller License Agreement with ScheduleQ, LLC. Under the terms of the license agreement, we acquired a limited exclusive right and continuing non-exclusive right to market and distribute ScheduleQ software and services to end-users. ScheduleQ software and services consist primarily of a platform-based workforce management system for call centers, which can operate through our inContact service. At the same time we entered into a Purchase Option Agreement with ScheduleQ and the members of that limited liability company, which we exercised and closed in February 2007. To complete the transaction, we paid former members of ScheduleQ the following consideration:

•

Non-interest bearing promissory notes in the in the aggregate principal amount equal $360,676 paid in 48 equal monthly installments, which are secured by the ScheduleQ software code and any improvements thereto;

•	108,912 restricted common shares of UCN;

•	Paid liabilities of ScheduleQ in the amount of $256,324; and

•	An earn out to be paid over a term of 48 months based on the number of ScheduleQ licenses sold by UCN with a minimum aggregate earn out payment of $100,000 and a maximum of $982,000.

ComVest Capital

In May 2006, we entered into an agreement with ComVest Capital, LLC, which included a $4.5 million convertible term note and a $7.5 million revolving credit note. These notes are secured by essentially all assets of the Company. As part of the agreement, we issued five-year warrants to purchase 330,000 shares of common stock at $2.75 per share. We recognized a loss on early extinguishment of debt of $364,000 in conjunction with completing the ComVest financing. Lower payoff amounts were negotiated with certain note holders that resulted in a gain of $348,000 from early extinguishment of debt. However, the gain was offset by the write-off of $334,000 in deferred debt financing fees, a $300,000 early termination fee paid to the holder of the previous line of credit, and a $77,000 difference in the book basis due to imputed interest on notes issued to former shareholders of MyACD. In January 2007, we amended the agreement to modify certain financial covenants and delay principal payments required under the term loan.

The $4.5 million term loan matures in May 2010 and accrues interest at a fixed nine percent. In conjunction with private placement of common stock that closed during May 2006, we were required to repay $1.1 million of the outstanding ComVest note balance in June 2006. Under the original agreement, we were not required to make principal payments of $125,000 until May 2007. With the 2007 amendment, these principal payments will not begin until November 2007.

The revolving credit note matures in May 2010, accrues interest at a fixed nine percent and provides for maximum availability of $7.5 million based on a calculation of 85 percent of billed and 65 percent unbilled accounts receivable at the measurement date. UCN is required to make monthly interest payments and the entire outstanding balance is due at maturity. There were $2.2 million of unused commitments at December 31, 2006 under the revolving credit note.

As amended in 2007 and effective for the period ended December 31, 2006, the term loan and revolving credit facility imposes certain financial covenants, including: 1) varying quarterly EBITDA targets ((a non-GAAP measure that was specifically defined in the agreement); 2) an annual limit on capital expenditures of $3.2 million for all years after 2007, which includes a cap of $1.2 million in capitalized research and development costs and $2.0 million of all other capital expenditures and payments under newly acquired capital leases; and 3) a requirement to maintain a combined minimum of $3.0 million of cash and availability to borrow under the revolving credit facility. In consideration of the amendment, we paid ComVest a fee of $35,000.

Under the terms of the agreement, UCN had a limit of $1.5 million to spend for capital expenditures during 2006. During 2006, UCN spent a total of $1.7 million, which is net of the amounts purchased under capital leases during 2006 less cash payments for these same leases during the year. The Company received a waiver from the lender of any default due to exceeding the capital spending limit for 2006. The Company was in compliance with all other financial and non-financial covenants at December 31, 2006.

Transtel Acquisition

On May 1, 2005, UCN agreed to purchase all operating assets and certain liabilities of Transtel Communications, Inc. and its subsidiaries (Transtel). In consideration for the assets acquired and liabilities assumed, UCN issued a promissory note of $2.1 million to Transtel. In conjunction with the term loan and credit facility we closed with ComVest Capital in May 2006, we negotiated lower early payoff discount and paid the outstanding principle balance of the note, which resulted in a gain of $205,000 from the early extinguishment of debt. As part of the acquisition, UCN incurred additional acquisition costs of approximately $2.7 million.

MyACD Acquisition

On January 5, 2005, UCN closed the acquisition of MyACD, Inc. (MyACD) and purchased all of the outstanding capital stock of MyACD from its stockholders. The Company issued promissory notes of $4.3 million to acquire the net assets from MyACD stockholders, which were paid in full in May 2006 with the proceeds of the ComVest Capital transaction and resulted in the recognition of a loss of $56,000 from the early extinguishment of debt. In addition to the promissory notes, the Company paid cash of $427,000 and issued 562,985 shares of UCN common stock.

Other Items

Our current ratio as of December 31, 2006 increased to 1.13:1 from 0.85:1 at December 31, 2005. Additionally, our working capital improved $4.8 million during 2006 to surplus of $1.6 million at December 31, 2006 compared to a $3.2 million deficit at December 31, 2005. The primary reasons for the current ratio and working capital improvement result from: 1) replacing our former line of credit with the ComVest Revolving Credit Note that does not require principal payments until May 2010; 2) rolling all existing outstanding debt balances under the ComVest Convertible Note that does not require principal payments until November 2007 and is spread out over a longer term; and 3) paying down the accounts payable balance by $2.9 million from December 31, 2005 due to the tightening of certain carrier terms and to take advantage of carrier discounts for early payment. These improvements were offset by: 1) a $1.6 million decrease in cash and restricted cash balances primarily due to UCN no longer carrying a $1.5 million cash reserve as required by the previous line of credit; and 2) a $2.2 million decrease in accounts receivable primarily due to the loss of several large low margin customers.

In May 2006, UCN closed a private placement to institutional and accredited investors. We sold 1.96 million shares of common stock at $2.30 per share, or a total of approximately $4.5 million. Net proceeds of the offering after placement fees and expenses were approximately $4.3 million.

During 2006, employees and former employees exercised the option to purchase 313,835 shares of our common stock. We received total proceeds of $749,000 from these exercises.

We are potentially liable under surety bonds aggregating $156,000 in favor of two municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

During 2006, we entered into a $196,000 lease agreement with an equipment finance company for new computer equipment and related software in conjunction with our network expansion activities.

We experienced net losses of $7.8 million, $8.2 million, and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The primary factors affecting operations during 2006 were: 1) continued investments in the promotion and development of inContact to bring these services to market, 2) $7.5 million of depreciation and amortization, 3) $364,000 loss on early extinguishment of debt incurred during the second quarter of 2006, 4) $330,000 charge related to a billing issue in the first quarter of 2006, and 5) $558,000 of non-cash stock-based compensation expense (see Note 13).

We had a working capital surplus of $1.6 million at December 31, 2006 compared to a $3.2 million working capital deficit at December 31, 2005. The primary reasons for the working capital improvement during 2006 result from: 1) replacing the existing line of credit with the ComVest revolving credit note that does not require principal payments until May 2010; 2) moving all existing outstanding debt balances under the ComVest convertible note, which extended the start of the principal payment from May 2006 until November 2007 and extended the payments over a longer term; and 3) paying down the accounts payable balance by $2.9 million from December 31, 2005 due to the tightening of certain carrier terms during 2006. In addition to these improvements, we experienced positive cash flow from operations during the third and fourth quarters of 2006. These improvements were offset by: 1) a $1.6 million decrease in cash and restricted cash balances primarily due to not carrying a $1.5 million cash reserve as required by the previous line of credit and carrying lower overall balances on the revolving line of credit at year end; and 2) a $2.2 million decrease in accounts receivable primarily due to the loss of several large low margin customers and the timing of cash collections. We also reduced outstanding long-term debt and lease obligations, net of related offering costs, by $4.0 million during 2006.

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

Below is a summary of our plans and actions taken to ensure that we will be able to meet our obligations:

•

In February 2007, we closed two acquisitions (Note 18), which improve the overall product offering suite that we can offer to existing and potential customers. With these new products, we provide customers the ability to monitor agent effectiveness through its customer survey tools and the ability to efficiently monitor their agent needs. These new service offerings provide us additional contact and service opportunities to potential customers as well as provide up-sale opportunities to existing customers. Additionally, the acquisitions provide us two new recurring revenue streams.

•

We continue to focus on network efficiencies, carrier negotiations and product management to reduce the overall cost of goods. During 2007, we expect to realize savings of approximately $500,000 from these changes.

•

During 2006, we generated $1.5 million of additional revenue by charging certain wholesale carrier cost recovery fees to customers. This was a $500,000 increase from what we anticipated generating for all of 2006. We expect to generate a similar of amount of revenue by charging these fees during 2007.

•

During 2006, we improved the efficiency of our inContact network, doubling the amount of traffic the network can accommodate between each incremental capital investment. This network efficiency will result in a reduction in the overall capital investment in 2007 required for us to expand our network to accommodate growth in the inContact segment.

•

We continued to concentrate our marketing efforts on promoting the sale of inContact technology services to existing and new customers. This continued focus is driven by higher operating margins for customers utilizing inContact services integrated with our long distance services. During 2006, we transitioned our inside sales force from the Telecom segment to a primary focus on the inContact segment. At January 1, 2006, we had 27 inContact sales and support professionals compared to 64 inContact sales professionals at December 31, 2006. We will continue its focus its marketing and promotion efforts on the higher margin inContact segment.

•

Revenue from our inContact segment, which includes long distance services to customers who utilize inContact technology, increased 194% to $15.2 million for the year ended December 31, 2006 as compared to $5.2 million for the same period in 2005. The inContact segment revenue of $15.2 million includes $11.2 million of related long distance voice and data services and $4.0 million of inContact technology services. The inContact segment revenue of $5.2 million includes $3.9 million of long distance voice and data services and $1.3 million of inContact technology services.

•	We expect to continue to see significant revenue growth in the inContact segment in 2007, which we believe will be enhanced through the ECHO and ScheduleQ acquisitions.

•

As disclosed above, we closed an agreement with ComVest Capital to modify the terms of the majority of existing short and long-term debt. The financing arrangement provides us with increased liquidity and access to cash collections. Under the ComVest agreement, we are required to maintain a combined minimum of $3.0 million of cash and availability under the revolving credit facility. There were $2.2 million of additional unused commitments at December 31, 2006 under the revolving credit note.

•

During the second quarter of 2006, we raised $4.2 million net of issuance costs by issuing 1.96 million shares of common stock in a private placement with two institutional and accredited investors. As a result of this private placement, we repaid $1.1 million of the outstanding convertible note balance.

We believe these actions will allow us to increase cash flow available from outside sources and from operations in order to meet short-term requirements and to enable the Company to continue as a going concern.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of December 31, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable and revolving credit note	$6,638	$250	$6,388	$—	$—
Capital lease	1,042	636	406	—	—
Interest	1,639	661	978	—	—
Operating leases, net	1,320	853	467	—	—
Purchase commitments	7,500	6,000	1,500	—	—

Total contractual obligations	$18,139	$8,400	$9,739	$—	$—

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

Critical Accounting Policies and Estimates

Revenue Recognition – Revenue is derived primarily from:

1)	Telephony services, which include dedicated transport, switched long distance, and data services; and

2)	Contact handling solutions, which include automated call distribution, interactive voice response, recording, monitoring and data storage.

Revenue is recorded when the customer receives services and obtains the risks and rewards of ownership, and UCN assumes the risk of loss for collection. UCN’s primary revenue sources are recognized as follows:

1)	Usage, or revenue from long distance phone calls, is recognized in the period the calls are initiated; and

2)	Long distance monthly charges and contact handling monthly charges are billed in arrears and recognized over the billing period. If the billing period spans more than one month, the charges are divided in the same proportion as usage charges are billed between the two periods.

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

Long-Lived Assets – We estimate the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. Depreciation and amortization expense is generally computed using the straight-line method over the estimated useful lives. We use an accelerated method to amortize our intangibles for customer lists acquired during 2005. Long-lived assets consist of property and equipment (computer equipment, software, furniture and equipment) and intangible assets (acquired customer lists, patents and acquired technology). We evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection. At December 31, 2006, the net value of these intangibles represents $7.6 million or 26% of our total assets.

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

Off -balance Sheet Arrangements – We do not have any off-balance sheet arrangements.

Stock-based Compensation – On January 1, 2006, UCN adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) providing supplemental implementation guidance for SFAS 123(R). The provisions of SAB 107 were applied in the adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. UCN adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Consolidated Financial Statements, as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the year ended December31, 2006 was $558,000.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in year ended December 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the results for the year are based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to Consolidated Financial Statements for the related periods.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS 123(R)-3 (FSF 123(R)-3) “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We adopted FSF 123(R)-3 for the year ended December 31, 2006 to calculate our outstanding APIC Pool.

Recent Accounting Pronouncements

Prior Year Misstatements - In September 2006, the SEC released Staff Accounting Bulletin (SAB) 108, which is codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Based on this guidance, the SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (“dual method” approach)and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108, effective December 31, 2006 and the adoption did not have a material effect on the consolidated financial statements.

Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is our first quarter of 2007. The Company adopted SAB 108, effective December 31, 2006, which did not have a material effect on the consolidated financial statements.

Fair Value Measurements - In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company does not expect that the implementation of SFAS 157 will have a material effect on the Company’s results of operations or financial position.

Fair Value Option - In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company does not expect that the implementation SFAS 159 will have a material effect on the Company’s results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. Interest rates on outstanding lease and long-term debt obligations are fixed and therefore do not vary with market fluctuations.

We did not have any foreign currency hedges or other derivative financial instruments as of December 31, 2006. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements of UCN appear at the end of this report beginning with the Index to Financial Statements on page F-1 (See Item 15).

Supplementary Financial Information – (Unaudited)

Selected quarterly financial data for the years ended December 31, 2006 and 2005 are as follows:

(in thousands, except per share data)

	Quarter
2006	1st	2nd	3rd	4th
Revenues	$22,622	$20,968	$20,204	$19,006
Costs of revenue (excluding depreciation and amortization included in depreciation and amortization)	15,483	13,580	12,708	11,684
Net loss applicable to common stockholders	(2,143)	(2,140)	(1,649)	(1,843)
Basic & diluted net loss per share	$(0.09)	$(0.09)	$(0.07)	$(0.07)

(in thousands, except per share data)

	Quarter
2005	1st	2nd	3rd	4th
Revenues	$15,974	$21,488	$22,152	$21,973
Costs of revenue (excluding depreciation and amortization included in depreciation and amortization)	10,371	14,130	14,483	15,219
Net loss	(1,979)	(1,797)	(1,566)	(2,805)
Dividends on preferred	(38)	—	—	—

Net loss applicable to common stockholders	$(2,017)	$(1,797)	$(1,566)	$(2,805)

Basic & diluted net loss per share	$(0.10)	$(0.09)	$(0.08)	$(0.13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on December 31, 2006 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its annual report on Form 10-K for the year ended December 31, 2006.

There has not been any change in UCN’s internal control over financial reporting that occurred during the most recent fiscal quarter (UCN’s fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, UCN’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The following table sets forth the names, ages, and positions with UCN for each of the directors and officers.

Name	Age	Positions	Since
Theodore Stern	77	Chairman of the Board of Directors, and formerly Chief Executive Officer	1999
Steve Barnett	64	Director	2000
Paul Koeppe	57	Director	2004
Blake Fisher, Jr.	62	Director	2004
Paul Jarman	37	Director and Chief Executive Officer effective January 1, 2005	1997
Brian Moroney	50	EVP and Chief Financial Officer	2005
Kevin Childs	37	EVP and President over Sales, Marketing and Support	2005
Scott Welch	42	EVP and Chief Operating Officer	2004

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our Board. The following is information on the business experience of each director and officer.

Theodore Stern became a director of UCN in June 1999 and subsequently the Chairman of the Board of Directors and Chief Executive Officer in September 2000. Mr. Stern served in those positions until January 1, 2005, when the two positions were separated. Mr. Stern was Senior Executive Vice President and member of the Board of Directors of Westinghouse Electric Corporation. The revenues of businesses reporting to Mr. Stern totaled over $3 billion; the number of employees totaled over 50,000. After retiring from Westinghouse Electric, Mr. Stern served as Vice Chairman of the Board of Superconductivity, Inc., a small technology company located in Madison, WI. He is currently on the board of directors of Distributed Energy Systems Corporation, a manufacturer of renewable generation systems located in Wallingford, CT. He holds a Bachelor of Mechanical Engineering from the Pratt Institute and a Master of Science degree in Theoretical Mathematics from New York University. Mr. Stern is a member of the National Academy of Engineering.

Steve Barnett has been self-employed for the past five years as an advisor to manufacturing and distribution companies, as well as to public entities, on improving business operations. Mr. Barnett has spent the past 27 years as a principal and CEO of eight companies having individual annual revenues as high as $75 million and ranging from manufacturing and distribution to financial and management services. In 1970, he co-founded an equipment leasing company specializing in hospitals and healthcare facilities. Subsequently, he co-founded an international, turnkey, hospital equipment company, focused on the Latin America market. Mr. Barnett currently serves as an advisor to, and is on the Board of Directors of, Joseph A. Freed & Associates, a private national real estate development company, and Grayhill, Inc., a private electrical systems manufacturing company. He also serves on the Board of Directors for Bank Leumi USA, which specializes in middle-market commercial enterprises and international businesses, as well as Medis Technologies Ltd., a NASDAQ company specializing in advanced technology regarding unique fuel cell power packs for portable electronic devices. Mr. Barnett graduated from the University of Chicago Law School with a Doctor of Jurisprudence degree.

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

Paul Jarman has served as an officer of UCN during the past six years. He has served as President since December 2002 and as Chief Executive Officer since January 2005. Prior to December 2002 he served as an Executive Vice President. Mr. Jarman is one of the original founders of Buyers United, now UCN. Previously, Mr. Jarman was an executive with HealthRider, Inc. As Director of Retail Operations, he managed 250 retail locations and over 1,100 employees, generating $95 million in annual sales. In a prior position with HealthRider, he was responsible for new product development in the exercise, massage, and nutritional categories. He earned a Bachelor of Science degree in Accounting from the University of Utah and is a Certified Public Accountant.

Brian Moroney has served as Chief Financial Officer of UCN since October 2005. Mr. Moroney’s experience includes his position as CFO and general manager with Utah’s largest, privately owned, public water utility, where he was responsible for all financial, accounting and regulatory issues. He served as Director of Operations for Diagnostic Product Corp., a publicly traded company on the NYSE. Prior to UCN, Mr. Moroney was a financial and management consultant, where he worked on a number of long-term engagements for clients that ranged from hi-tech startups to multi-site, retail companies. During his career, Mr. Moroney has had extensive experience with investors, raising over $300 million in financings as principal, as a lender and as an investment banker with several national and international financial institutions including Wells Fargo and GATX Capital Corporation. Mr. Moroney also serves four years in the US Army as a Captain in the Signal Corps. He earned an MBA from Harvard Business School and BA in Economics/Accounting from Claremont McKenna College.

Kevin Childs joined UCN as a senior sales manager in November, 2002. Mr. Childs joined the company after successfully executing an exclusive cooperative agreement between the company and MyACD, a contact center software development company. Previously, Mr. Childs was a Senior Regional Vice President with Adecco Employment, a large human capital and staffing consulting firm. Mr. Childs led a $100m operation, a staff of 120 and 4,500 associates, supporting human capital initiatives for Florida-based employers and many contact centers for leading US-based financial institutions and Fortune 1000 companies. Prior to Adecco, Mr. Childs held several senior management positions with the Salt Lake-based operation of SOS Services between 1991 and 1998.

Scott Welch was elected Executive Vice President and Chief Operating Officer of UCN in September 2004, and began his association with UCN in September 2003 as Chief Information Officer. Mr. Welch has fifteen years of IT experience in the telecommunications industry. He has eight years of experience developing Enhanced 800 applications in the SS7 environment. He served as Vice President of Information Technology at Access Long Distance, Vice President of Application Development at McLeodUSA, and Director of Information Technology at Mpower Communications. Mr. Welch received his Bachelor of Science degree in Computer Science from Utah Valley State College.

Director Nominations

The Board of Directors has not made any changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

In 2000, the Board formed the Audit Committee, the current members of which are Steve Barnett (Chairman), Paul F. Koeppe, and Blake O. Fisher, Jr. The Board has determined that Steve Barnett, Paul F. Koeppe, and Blake O. Fisher, Jr. are “audit committee financial experts” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each of the members of the Audit Committee is “independent” under the standard set forth in Rule 4350(d) of the NASDAQ Marketplace Rules.

Code of Ethics

UCN has adopted a Code of Ethics applicable to its chief executive officer and chief financial officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Kimm Partridge, Corporate Secretary, 14870 Pony Express Road, Bluffdale, Utah 84065.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 (Exchange Act) requires officers and directors of UCN and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to UCN. Based on the copies of filings received by UCN, during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of UCN registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis section is intended to provide information about our compensation objectives and policies for our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) that will place in context the information contained in the tables that follow this discussion. This section is organized as follows:

•

Introduction. This section provides a brief introduction to our Compensation Committee and our compensation consultant and information about the participation of our executives in establishing compensation.

•

Objectives of Our Compensation Program. In this section, we describe our compensation philosophy, the benchmarking activities we have undertaken and information about our standard compensation policies.

•

Elements of Compensation. This section includes a description of the types of compensation payable to our executive officers both while they are employed by our company and on a post-termination basis, why we have chosen to pay each of these types of compensation and how we determine the specific amounts of compensation payable to our executive officers.

•

Regulatory Considerations. This section discusses the impact of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the “Internal Revenue Code,” and various other regulatory requirements that impact decisions regarding our executive compensation.

Introduction

During 2000, the Board formed the Compensation Committee, the current members of which are Paul F. Koeppe, (Chairman), Steve Barnett, and Blake O. Fisher, Jr. The Compensation Committee considers salary and benefit matters for the executive officers and key personnel of the Company. The Compensation Committee met six times in 2006, and all director members of the committee attended at least 75 percent of the meetings. Our board of directors determined that each of these directors is a non-employee director within the meaning of Section 16 of the Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code and an independent director.

The Compensation Committee has the authority to retain outside independent executive compensation consultants to assist in the evaluation of executive officer compensation and in order to ensure the objectivity and appropriateness of the actions of the Compensation Committee. The Compensation has the sole authority to retain, at our expense, and terminate any such consultant, including sole authority to approve such consultant’s fees and other retention terms. During 2006, the committee engaged Watson Wyatt Worldwide (Watson Wyatt) to perform a comprehensive review of executive and board compensation programs for our executive officers and our non-employee directors.

At the direction of the Compensation Committee, our management has worked with Watson Wyatt to develop information about the compensation of our executive officers for the Compensation Committee to use in making decisions about executive compensation. Members of management attended all meetings of the Compensation Committee during 2006. However, all decisions regarding compensation of executive officers are made solely by the Compensation Committee. Executive sessions of the Compensation Committee were not attended by any members of management.

Objectives of our Compensation Programs

We are committed to providing market competitive total compensation packages in order to attract and motivate talented employees. We believe in pay for performance and we link performance to pay throughout our organization in order to create the appropriate level of incentives. We actively manage our compensation structures and levels to adapt to changes in the marketplace and the continuing evolution of our company.

Our company’s goal is to create a sustainable competitive advantage by achieving higher productivity and lower costs than our competitors. Our compensation objectives at all compensation levels are designed to support this goal by:

•	linking pay to performance to create incentives to perform;

•	ensuring compensation levels and components are actively managed; and

•	using equity compensation to align employees’ long-term interests with those of the stockholders.

In order to accomplish these goals, we use the following operating principles:

•	adherence to the highest legal and ethical standards;

•	simplicity in design, structure and process;

•	transparency and clarity in communicating our compensation programs; and

•	flexibility in design, process and approach.

The Development of Competitive Compensation Packages

As noted above, one objective of our compensation program is to attract and motivate highly qualified and talented employees through compensation packages that are appropriately competitive with compensation packages offered by other companies in our market space. To determine what constitutes a “competitive” compensation package, the Compensation Committee generally targets total compensation, cash compensation and long-term incentive compensation, as well as the allocation among those elements of compensation, for named executive officers at benchmarks determined by market rates of selected comparable companies. For these purposes, the Compensation Committee determines “market” rates by considering two sources: Peer Benchmark Companies and Broader Market Data, which we refer to collectively as the “Benchmark Data.”

Peer Benchmark Companies

With the assistance of Watson Wyatt, we selected a mixture of fifteen technology, software and telecom companies with similar market cap and revenue size as our primary benchmarks, which we refer to collectively as the “Peer Benchmark Companies”. The Peer Benchmark Companies were selected consistent with best practices based on industry classification and revenue size. The Peer Benchmark Companies selected include: Altiris Inc.; Art Technology Group Inc.; Chordiant Software Inc.; iPass Inc.; J2 Global Communications Inc.; Keynote Systems Inc.; INX Inc.; Lightbridge Inc.; RightNow Technologies Inc.; Sento Corp.; Tyler Technologies Inc.; Interactive Intelligence Inc.; Intervoice Inc.; Ultimate Software Group Inc.; and Witness Systems Inc.

Linking Compensation to Performance

Our compensation program seeks to link the compensation we pay to our named executive officers to their performance. We pursue this goal primarily through the use of equity compensation and cash-based incentive programs. Consistent with our operating policy of linking compensation to performance, we do not provide other perquisites to our named executive officers.

Aligning the Interests of our Named Executive Officers with Stockholders

Our compensation program seeks to align the interests of our named executive officers with those of our stockholders, which we accomplish through the equity compensation element of our compensation package. A significant portion of the compensation paid to our named executive officers in the past is comprised of long-term incentive compensation, which vested over a three year period, and we expect to continue to use that type of approach in fashioning long-term compensation arrangements. The cash component paid to our named executives is based on key financial and operating performance metrics, primarily related to our inContact segment.

Elements of Compensation

During 2006, the Compensation Committee engaged Watson Wyatt to perform a comprehensive study of the Company’s compensation structure for named executives, which included a detailed review of peer benchmark companies as well as broad base published executive pay survey data. Based on the results of this study, the Compensation Committee did not make any substantive changes to the arrangements that were in existence prior to the study. The compensation of our executives is comprised of the following components:

Base Salary

The base salaries for our named executive officers were determined based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near or below the median of the range of salaries for executives in similar positions and with similar responsibilities as the Benchmark Companies. Base salaries will be reviewed annually, and adjusted from time to time to reflect individual responsibilities, performance and experience, as well as market compensation levels. However, in March 2007, we adopted a plan for compensating our executive officers with annual stock options, which is described in more detail below under the caption “Annual Executive Stock Option Plan.” At that time the Board approved granting options to the Chief Executive Officer, Chief Financial Officer and our Executive Vice Presidents that included accelerated option grants for 2008 and 2009 to 2007 based on an offer accepted by the participating executive officers that their annual salaries as of March 7, 2007, will be frozen through the end of 2009. The salary freeze does not affect any bonus compensation payable to the participating executive officers as determined from time to time by the Compensation Committee and approved by the Board.

Annual Cash Bonus Plan

Our executives are eligible to receive cash bonus payments based on actual performance compared to budgeted amounts approved by the Board of Directors on an annual basis under the Executive Officer Bonus Plan (EOBP). The EOBP focuses primarily on the performance of our inContact Segment (70 percent of the measurement for the plan) and EBITDA (30 percent of the measurement for the plan). EBITDA is a non-GAAP measure used internally and is measured by taking net income/ (loss) from operations and adding back, interest charges, taxes, depreciation and amortization. EOBP targets are approved by the Compensation Committee and Board of Directors on an annual basis.

If UCN exceeds targeted amounts approved by the Board of Directors, our executives are eligible for bonuses amounts up to a maximum of 200% of the original bonus amount. The amount paid will be determined based on the proportion by which UCN exceeds the targeted amounts.

Stock Options

The Compensation Committee uses stock options as an important component of our overall compensation program due to its effect on retaining executives, aligning executives’ financial interests with the interests of shareholders, and rewarding the achievement of UCN’s long-term strategic goals. Stock options provide our executive officers with the opportunity to purchase and maintain an equity interest in UCN and to share in the appreciation of the value of our stock. All stock options granted to executive officers in 2006 were approved by the Compensation Committee and Board of Directors. Mr. Childs was the only executive officer to receive options during 2006 and no executive officer exercised their option to purchase UCN common stock during the year. Prior to 2007 named executives are periodically awarded stock options at the discretion of the Compensation Committee. In March 2007, the Board of Directors approved a plan for compensating our executive officers with annual stock options, which is described in more detail below under the caption “Annual Executive Stock Option Plan.” The plan is intended to formalize regular annual option awards for executive officers as a further incentive for future performance. Under the plan, each name executive officer will receive options on March 7 of each calendar year to purchase common stock at an exercise price equal to the fair market value on that date. Consistent with our past option grants, options issued under the plan are issued at the current market price on the date of grant and are subject to a three-year term vesting period with a contractual term of five years. The Compensation Committee has discretion to grant additional stock option awards to executive officers, but our expectation is that it will do so only in rare circumstances, such as new hires or extraordinary performance.

The 401(k) Plan

Under the 401(k) Plan, our executive officers and generally all full-time domestic exempt and non-exempt employees may contribute a portion of their compensation to the plan on a pre-tax basis

Employee Stock Purchase Plan (ESPP)

The purpose of the ESPP is to provide an opportunity for eligible employees to purchase a limited number of shares of our common stock at a discount through voluntary automatic payroll deductions. The ESPP is designed to attract, retain, and reward our employees and to strengthen the mutuality of interest between our employees and our stockholders. Our board of directors may at any time amend, suspend or discontinue the ESPP, subject to any stockholder approval needed to comply with the requirements of the SEC and the Internal Revenue Code. The aggregate number of shares of our common stock that may be issued under the ESPP will not exceed 1,000,000 shares (subject to mandatory adjustment in the event of a stock split, stock dividend, recapitalization, reorganization or similar transaction). The maximum amount eligible for purchase of shares through the ESPP by any employee in any year will be $25,000. The purchase price a participant pays for the shares is equal to the greater of $2.00 or 85 percent of the closing market bid price of the common stock on the first business day or the last business day of each participation period, whichever is lower. This percentage may be changed prior to a participation period at the sole discretion of, the committee administering the Purchase Plan to any whole percentage that is not less than 85 percent and not greater than 100 percent. Officers and members of the Board of Directors who are eligible employees are permitted to participate. An employee is ineligible to participate if immediately after a grant the employee would own stock possessing five percent or more of the total combined voting power or value of all classes of stock of UCN. In prior years the market price of our common stock was such that employees showed little interest in the ESPP, so no shares have been issued to employees under the ESPP.

Severance Agreements

During 2006, the Board of Directors approved a severance compensation agreement for our named executive officers. Executive officers that have been employed by UCN for at least one year are entitled to receive severance benefits upon the involuntary termination of their employment in the event of a change of control to help keep them focused on their work responsibilities during the uncertainty that accompanies a change in control, to provide benefits for a period of time after a change in control transaction, and to help us attract and retain key talent. Under the agreement, the Chief Executive Officer would receive 24 months and our other named executive officers would receive 18 months of compensation. These payments would be received if the executive officer was terminated by the Company within six months of the change of control.

Regulatory Considerations

The tax and accounting consequences of utilizing various forms of compensation are considered when adopting new or modifying existing compensation. We have administered our incentive and equity compensation programs, severance plans and change in control agreements in compliance with federal tax rules affecting non-qualified deferred compensation.

Under Section 162(m) of the Internal Revenue Code, publicly-held corporations may not take a tax deduction for compensation in excess of $1.0 million paid to any of the executive officers named in the Summary Compensation Table during any fiscal year. There is an exception to the $1.0 million limitation for performance-based compensation meeting certain requirements. To maintain flexibility in compensating executives in a manner designed to promote varying corporate goals, the compensation committee has not adopted a policy requiring all compensation to be deductible under 162(m). However, the compensation committee considers deductibility under Section 162(m) with respect to compensation arrangements for executives. We believe our annual and long-term incentive compensation programs for executives qualify as performance-based compensation and are not subject to any deductibility limitations under Section 162(m).

Financial Restatement

It is our policy that we will, to the extent permitted by governing law, seek recoupment of incentive compensation paid to any executive officer where:

•	the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement;

•	the executive officer is found to have engaged in fraud or misconduct that caused or partially caused the need for the restatement; and

•	a lower payment would have been made to the executive officer based upon the restated financial results.

In each such instance, we will, to the extent practicable, seek to recover the amount by which the individual executive officer’s incentive compensation for the relevant period exceeded the payment that would have been made based on the restated financial results, plus a reasonable rate of interest.

Insider Trading and Blackout Policy

Our Insider Trading and Blackout Policy prohibits directors, officers, employees and consultants from trading Company Securities during regularly schedule blackout periods surrounding the announcement of earnings and filing annual and quarterly reports with the SEC as well as all other times individual is in possession of material non-public information. Prohibited trading includes purchases and sales of stock derivative securities such as put and call options and convertible debentures or preferred stock, and debt securities (debentures, bonds and notes).

Summary of Compensation

The following table sets forth certain information with respect to compensation for the year ended December 31, 2006 earned by or paid to our named executive officers.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total Compensation
Paul Jarman	2006	$182,062	$40,000	$51,646	$—	$273,708
Chief Executive Officer	2005	$170,000	$—	$—	$—	$170,000
	2004	$149,746	$27,433	$—	$—	$177,179

Brian Moroney	2006	$150,277	$25,000	$56,809	$—	$232,086
EVP and Chief Financial Officer	2005	$24,231	$—	$—	$—	$24,231
	2004	$—	$—	$—	$—	$—

Kevin Childs	2006	$160,462	$32,500	$98,372	$11,589	$302,923
EVP and President of Sales, Marketing and Support	2005	$137,713	$—	$—	$24,318	$162,031
	2004	$105,923	$—	$—	$13,482	$119,405

Scott Welch	2006	$160,462	$25,000	$38,054	$—	$223,516
EVP and Chief Operating Officer	2005	$134,275	$—	$—	$—	$134,275
	2004	$114,632	$1,966	$—	$—	$116,598

(1)	Amounts shown include deferrals to the 401(k) Plan.
(2)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in FAS 123(R), which we implemented January 1, 2006. Prior to adoption FAS 123(R), we did not record stock-based compensation expense directly in the financial statements. The assumptions we used in valuing these awards are described in Note 13, “Stock-Based Compensation,” to our Combined and Consolidated Financial Statements included in this Form 10-K.

The amounts listed in the table reflect expenses recorded in our financial statements in relation to stock options that vested during 2006 for the following stock option grants:

Name	Grant Date	Number of Securities Underlying Options	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
Paul Jarman	11/08/05	75,000	$2.00	$57,750
	11/11/03	150000	$2.50	$231,000

Brian Moroney	10/24/05	150,000	$2.00	$109,500

Kevin Childs	03/21/06	75,000	$2.15	$92,798
	06/29/05	75,000	$2.00	$63,750
	11/09/04	65,000	$2.00	$70,200
	06/29/04	35,000	$2.95	$58,100
	12/21/03	75,000	$2.21	$96,000

Scott Welch	06/29/05	50,000	$2.00	$42,500
	11/09/04	50,000	$2.00	$54,000
	01/14/04	25,000	$3.05	$43,500
	09/04/03	25,000	$2.42	$35,000

(3)	Represents commissions earned for customer revenue produced prior to being promoted to Executive Vice President and President of Sales, Marketing and Support.

Discussion of Summary Compensation Table

The annual salaries for our named executive officers increased in August 2006 as follows, Paul Jarman annual base of $200,000, Brian Moroney annual base of $165,600, Kevin Childs annual base of $176,000, and Scott Welch annual base of $176,000, and in February 2007 the annual base salary of Mr. Moroney increased to $176,000.

During 2006, our executives were potentially eligible for cash bonuses under the EOBP if certain targets were met. The actual amounts paid under the EOBP and potential bonus are as follows:

Name	Maximum 2006 Potential Bonus	Actual 2006 Bonus Paid
Paul Jarman	$80,000	$40,000

Brian Moroney	$50,000	$25,000

Kevin Childs	$50,000	$32,500

Scott Welch	$50,000	$25,000

The potential bonus payments to our named executive officers under the EOBP for 2007 are dependent on the Company achieving certain internal financial and operating performance measures with the following ranges:

Name	Minimum	Maximum
Paul Jarman	$—	$ 170,000

Brian Moroney	$—	$110,000

Kevin Childs	$—	$110,000

Scott Welch	$—	$110,000

Grants of Plan Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 30, 2006 with respect to the named executive officers.

Name (1)	Grant Date	Number of Securities Underlying Options (1)	Exercise Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Option Awards (1)
Kevin Childs	03/21/06	75,000	$2.15	$92,798

(1)	Mr. Childs was the only named executive that was granted stock options during 2006. The stock options vest evenly in 33 percent increments over a three-year period and expires after five years. The dollar values shown reflect the full compensation cost of the awards as described in FAS 123R using the assumptions outlined in Note 13 “Stock-Based Compensation,” to our Combined and Consolidated Financial Statements included in this Form 10-K.

Potential Payments upon Change in Control

During 2006, the Board of Directors approved a severance compensation agreement for our named executive officers. The Severance Agreements provide our executive officers that have been employed by UCN for at least a year with severance benefits upon the involuntary termination of their employment in the event of change of control to help keep them focused on their work responsibilities during the uncertainty that accompanies a change in control, to provide benefits for a period of time after a change in control transaction and to help us attract and retain key talent. Under the agreement, the Chief

Executive Officer would receive 24 months and the elected officers (i.e. named executive officers) would receive 18 months of compensation. These payments would be received if the executive officer was terminated within six months of the change of control.

Name	Benefit	Change in Control
Paul Jarman	24 months salary	$400,000

Brian Moroney	18 months salary	$264,000

Kevin Childs	18 months salary	$264,000

Scott Welch	18 months salary	$264,000

Option Exercises and Stock Vested

None of the named executive officers exercised any stock options in 2006 and none of them are the holders of stock awards that vested in 2006.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2006 with respect to the named executive officers.

Outstanding Equity Awards at December 31, 2006

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Paul Jarman	111,243	—	$2.70	05/10/10
	18,541	—	5.39	05/10/10
	87,015	—	2.00	06/01/09
	11,668	—	2.50	01/18/07
	12,000	—	2.42	01/15/08
	12,500	—	2.40	09/24/08
	150,000	—	2.50	11/11/08
	150,000	—	2.50	11/08/10
	25,000	50,000	$2.00	11/08/10

Brian Moroney	50,000	100,000	$2.00	10/24/10

Kevin Childs	25,000	—	$2.00	11/11/07
	75,000	—	2.21	12/21/08
	23,334	11,666	2.95	06/29/09
	65,000	—	2.00	11/09/09
	25,000	50,000	2.00	06/29/10
	—	75,000	$2.15	03/21/11

Scott Welch	25,000	—	$2.42	06/04/07
	16,667	8,333	3.04	01/14/09
	33,334	16,666	2.00	11/09/09
	16,667	33,333	$2.00	06/29/10

Annual Executive Stock Option Plan

On March 7, 2007, Board of Directors approved a plan for compensating the executive officers. Under the plan, each executive officer entitled to participate in the plan will receive options on March 7 of each calendar year (or the preceding trading day if March 7 is not a trading day) to purchase common stock at an exercise price equal to the fair market value on that date. The options vest in three equal annual installments on the anniversary date of the date of grant, and are exercisable for a term of five years from the date of grant. If employment is terminated for any reason other than death or disability, no additional options vest after the date of termination of employment and all vested options will expire 90 days following the date employment terminates. If employment terminates by reason of death or disability, no options vest after the date employment terminates and all vested options must be exercised within one year following the date employment terminates. Fair market value is the last sale price, if the common stock is listed on an exchange on the date the option is granted, or the closing high bid price, if the common stock is traded in the over-the-counter market on the date of grant. The number of common shares covered by the options issued each year is 75,000 for the Chief Executive Officer and is 50,000 for each of the Chief Financial Officer and our executive vice presidents.

In the event UCN is acquired by merger, asset sale, or similar corporate transaction, or there is a change in a majority of the ownership or control of UCN, all unvested options accelerate and become exercisable prior to the occurrence of the corporate transaction or change in control. However, the options will not accelerate if the options are assumed by the surviving entity or an arrangement is established for canceling the options and replacing them with a cash incentive program that preserves the option spread existing at the time of the event (the excess of the fair market value of the shares covered by the option over the aggregate exercise price payable for such shares) and provides for subsequent pay-out in accordance with the same vesting schedule in effect for the option.

At the time the plan was adopted, the Board approved the issuance of options to the persons who would be entitled to participate in the plan on March 7, 2007. At that time the Board also approved acceleration of the annual issuance of options for 2008 and 2009 to 2007 based on an offer accepted by the participating executive officers that their annual salaries as of March 7, 2007, will be frozen through the end of 2009. The salary freeze does not affect any bonus compensation payable to the participating executive officers as determined from time to time by the Compensation Committee and approved by the Board. Accordingly, the following options were issued:

Name	Number of Shares	Exercise Price	Expires
Paul Jarman	225,000	$3.50	3/12/2012

Brian Moroney	150,000	$3.50	3/12/2012

Kevin Childs	150,000	$3.50	3/12/2012

Scott Welch	150,000	$3.50	3/12/2012

Director Compensation

Annual Compensation

We compensate each non-employee director for service on our board of directors as follows:

•	Annual option grant of 20,000 that vest evenly each month for one year;

•	The option to choose: 1) $24,000 per year in cash; 2) $12,000 and 10,000 options; or 3) 20,000 options and no cash (all directors chose the $24,000 paid in monthly payments of $2,000);

•

Annual option grant of 10,000 that vest evenly each month for one year for the Chairman of the Board of Directors after the expiration of the current consulting contract the Company has with the Chairman under which he receives $5,000 per month in lieu of the 10,000 options;

•	Annual option grant of 7,500 that vest evenly each month for one year for the Chairman of the Audit Committee

•	Annual option grant of 5,000 that vest evenly each month for one year for the Chairman of the Compensation Committee;

•	Newly elected board members receive a one time option grant of 30,000 options that vest ratably over three year; and

•	Reimbursement of customary expenses for attending board, committee and stockholder meetings.

The following table further summarizes the compensation paid to the non-employee directors for the year ended December 31, 2006.

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Theodore Stern (2)	$84,000	$22,061	$106,061

Steve Barnett	$24,000	$26,735	$50,735

Paul Koeppe	$24,000	$33,325	$57,325

Blake Fisher	$24,000	$30,208	$54,208

(1)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in FAS 123(R), which we implemented January 1, 2006. Prior to adoption FAS 123(R), we did not record stock-based compensation expense directly in the financial statements. The assumptions we used in valuing these awards are described in Note 13, “Stock-Based Compensation,” to our Combined and Consolidated Financial Statements included in this Form 10-K.

The amounts listed in the table reflect expenses recorded in our financial statements in relation to stock options that vested during 2006 for the following stock option grants:

Name	Grant Date	Number of Securities Underlying Options	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
Theodore Stern	11/07/06	20,000	$3.11	$28,294
	11/08/05	20,000	$2.00	$15,400

Steve Barnett	11/07/06	27,500	$3.11	$38,904
	11/08/05	27,500	$2.00	$21,175

Paul Koeppe	11/07/06	25,000	$3.11	$35,368
	11/08/05	25,000	$2.00	$19,250
	09/29/04	30,000	$2.25	$36,600

Blake Fisher	11/07/06	20,000	$3.11	$28,294
	11/08/05	20,000	$2.00	$15,400
	09/29/04	30,000	$2.25	$36,600

(2)	In addition to the $24,000 paid to Mr. Stern for his services as a board member, we also paid Mr. Stern for business and finance consulting services he provides on a regular basis. In exchange for this consulting contract, Mr. Stern did not receive options for his services as Chairman. Upon expiration of his consulting agreement, the Chairman will receive 10,000 options per year. Under the currently consulting agreement, Mr. Stern receives $5,000 per month. In 2006 the fees paid to Mr. Stern for his services totaled $60,000.

Directors who are also our employees receive no additional compensation for serving as a director.

During 2006, the Compensation Committee engaged Watson Wyatt to perform a broad based review of Director Compensation using publicly published data to ensure the Board compensation is reasonable and competitive. There were no changes to Direct Compensation based on the results of this study

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Paul Koeppe, Steve Barnett and Blake Fisher, Jr., and no other directors served on the Compensation Committee during 2006. No interlocking relationship exists between our board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Report of Compensation and Benefits Committee on Executive Compensation

Paul Koeppe was the Chairman of the Committee and Steve Barnett and Blake Fisher, Jr. served on the Compensation Committee. The Compensation was comprised solely of non-employee directors who were each: (i) independent as defined, (ii) a non-employee director for purposes of Rule 16b-3 of the Exchange Act, and (iii) an outside director for purposes of Section 162(m) of the Internal Revenue Code.

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation and Benefits Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K.

Respectfully submitted,

Paul Koeppe, Chairman
Steve Barnett
Blake Fisher

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

The Board has discretion to determine the terms of an award under the Plan, including the type of award, number of shares or units covered by the award, option price, term, vesting schedule, and post-termination exercise period or payment. Notwithstanding this discretion: (i) the number of shares subject to an award granted to any individual in any calendar year may not exceed 100,000 shares; (ii) the option price per share of common stock may not be less than 100 percent of the fair market value of such share at the time of grant or less than 110 percent of the fair market value of such shares if the option is an incentive stock option granted to a stockholder owning more than ten percent of the combined voting power of all classes of the stock of UCN (a “10% stockholder”); and (iii) the term of any incentive stock option may not exceed 10 years, or five years if the option is granted to a 10% stockholder. Awards under the Plan in the form of qualified incentive stock options outstanding and exercised totaled 876,817 shares as of December 31, 2006.

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

Eligibility to participate is extended to all regular employees of UCN and its participating subsidiaries. Officers and members of the Board of Directors who are eligible employees are also permitted to participate. An employee is ineligible to participate if immediately after a grant the employee would own stock possessing five percent or more of the total combined voting power or value of all classes of stock of UCN. No employee of the Company participated in the plan during 2006.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2007, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to UCN, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of UCN, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percentage of Class (1)
Principal stockholders:

Diker Management, LLC (1) 745 5th Ave, Suite 1419 NY, NY 10151	2,344,400	8.6%

Select Contrarian Value Partners, LP Kaizen Capital, LLC 4200 Montrose Boulevard, Suite 510 Houston, TX 77066	2,112,850	7.7%

Marathon Capital Management, LLC 4 North Park Drive, Suite 106 Hunt Valley, MD 21030	1,385,027	5.1%

Name and Address	Common Shares	Percentage of Class (1)
ComVest Capital Management LLC One North Clematis, Suite 300 West Palm Beach, Florida 33401	1,511,665	5.3%

CCM Master Qualified Fund, Ltd. Coghill Capital Management, L.L.C. One North Wacker Drive - Suite 4350 Chicago, IL 60606	1,590,650	5.9%

Officers and directors:
Theodore Stern (2) 2970 One PPG Place Pittsburgh, PA 15222	1,599,380	6.3%

Steve Barnett (2) 666 Dundee Road, Suite 1704 Northbrook, IL 60062	441,667	1.7%

Paul Koeppe (2) 2825 Brewery Road Cross Plains, WI 53528	205,833	0.8%

Blake Fisher, Jr. 2784 American Saddler Drive Park City, UT 84060	52,500	0.2%

Paul Jarman (2) 14870 Pony Express Road Bluffdale, UT 84065	722,052	2.6%

Brian Moroney (2) 14870 Pony Express Road Bluffdale, UT 84065	50,000	0.2%

Kevin Childs (2) 14870 Pony Express Road Bluffdale, UT 84065	238,334	0.9%

Scott Welch (2) 14870 Pony Express Road Bluffdale, UT 84065	99,999	0.4%

All Executive officers and Directors as a Group (8 persons)

(1)	These figures represent the percentage of ownership of the named groups and individuals assuming each of them alone has exercised his or her options or conversion rights to purchase common shares, and percentage ownership of all officers and directors as a group, assuming all purchase and conversion rights held by such individuals are exercised.
(2)	These figures include: for Mr. Stern options to purchase 76,667 shares of common stock at exercise prices ranging from $2.00 per share to $3.11 per share; for Mr. Barnett options to purchase 121,667 shares at exercise prices ranging from $2.00 to $3.11 per share; for Mr. Koeppe warrants to purchase 7,500 share of common stock at an exercise price of $2.00, and options to purchase 63,333 shares at an exercise prices ranging from $2.00 to $3.11 per share; for Mr. Jarman options to purchase 577,966 shares of common stock at exercise prices ranging from $2.00 to $5.39 per share; for Mr. Moroney options to purchase 50,000 shares of common stock at exercise prices at $2.00 per share; for Mr. Childs options to purchase 238,334 shares of common stock at exercise prices ranging from $2.00 to $2.95 per share; and for Mr. Welch options to purchase 99,999 shares of common stock at exercise prices ranging from $2.00 to $3.05 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence and Committees

Our board of directors has five members. The Chairman of the Board, Theodore Stern, provides business consulting services to UCN. Our Chief Executive Officer, Paul Jarman, is a member of the Board and is a full time employee of UCN. The other three members of the Board, Steve Barnett, Paul F. Koeppe, and Blake O. Fisher, Jr., are non-employee directors, and the Board has determined that these persons (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 4200(15) of the Nasdaq Marketplace Rules. The Board does not have a separately designated nominating committee, so the function of evaluating and nominating persons for election as directors is performed by the entire Board. All directors are elected at the annual meeting of stockholders and serve until our next annual meeting of stockholders. The Board met ten times during the year ended December 31, 2006. All directors attended at least 75 percent of the meetings of the Board.

In 2000, the Board formed the Audit Committee, the current members of which are Steve Barnett (Chairman), Paul F. Koeppe, and Blake O. Fisher, Jr. The Audit Committee is responsible for financial reporting matters, internal controls, and compliance with UCN’s financial polices, and meets with its auditors when appropriate. The Audit Committee met five times in 2006, and all director members of the committee attended the meetings. The Board has determined that Steve Barnett, Paul F. Koeppe, and Blake O. Fisher, Jr. are “audit committee financial experts” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each of the members of the Audit Committee is “independent” under the standard set forth in Rule 4350(d) of the NASDAQ Marketplace Rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the board to the Audit Committee.

During 2000, the Board also formed the Compensation Committee, the current members of which are Paul F. Koeppe, (Chairman), Steve Barnett, and Blake O. Fisher, Jr. The Compensation Committee considers salary and benefit matters for the executive officers and key personnel of the Company. The Compensation Committee met six times in 2006, and all director members of the committee attended at least 75 percent of the meetings. The Board has determined that each of the members of the Compensation Committee is “independent” under the criteria set forth in Rule 4200(15) of the Nasdaq Marketplace Rules.

Review of Transactions with Related Persons

The bylaws of UCN provide that no contract or transaction between UCN and one or more of its directors or officers, or between UCN and any other corporation, firm, association, or other organization in which one or more of its directors or officers are or are financially interested, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee that authorizes or approves the contract or transaction, or because their votes are counted for such purpose, provided that:

•

the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee and noted in the minutes, and the Board of Directors or committee, in good faith, authorizes the contract or transaction in good faith by the affirmative vote of a majority of disinterested directors, even though the disinterested directors are less than a quorum;

•

the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by the majority of shares entitled to vote, counting the votes of the common or interested directors or officers; or

•	the contract or transaction is fair as to UCN as of the time it is authorized or approved.

Under UCN’s Code of Ethics, a director has an obligation to disclose to the Board of Directors or appropriate committee any situation that may present a conflict of interest between the director and UCN.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses billed by our principal accounting firms, Deloitte & Touche LLP for fees and expenses billed during fiscal years ended December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Audit fees	$138	$81
Audit related fees	67	61

Total audit and related fees	205	142

Other consulting fees	57	31
Tax fees	35	54

Total fees	$297	$227

Audit related fees were for reviews of our filings on Form 10-Q for 2006 and 2005, meetings with the Audit Committee, and work required by our filing registration statements.

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
2.1

Agreement and Plan of Acquisition for BenchmarkPortal, Inc. dated January 12, 2007 (1)

Including all exhibits except for:

Exhibit A – Articles of Merger;

Exhibit E – Unaudited Financial Statements of BenchmarkPortal, Inc.

The Disclosure Schedule of BenchmarkPortal, Inc.

2.2	Articles of Merger for BenchmarkPortal, Inc., dated February 9, 2007 (1)

3.1	Certificate of Incorporation, as amended (2)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004 (3)

3.3	By-Laws (4)

10.1	Long-Term Stock Incentive Plan (4)

10.2	2005 Employee Stock Purchase Plan (3)

10.3	Form of Stock Option Agreement used prior to June 1999 (5)

10.4	Form of Stock Option Agreement used after June 1999 (5)

10.5	Warrant issued to Roth Capital Partners, LLC (6)

10.6

Purchase Option Exercise and Agreement on Related Matters between UCN, Inc., MyACD, Inc.,

Michael L. Shelton, and David O. Peterson dated September 30, 2004 Excluding:

Exhibit A – Form of Shelton Term Note;

Exhibit B – Form of Peterson Term Note; and

Exhibit C – Schedule IV – Monthly Budget Payments (7)

10.7	Promissory Note Dated January 5, 2005 issued to Michael Shelton (3)

10.8	Promissory Noted dated January 5, 2005 issued to David Peterson (3)

10.9	License and Transfer Agreement dated October 1, 2003 between Ion Group L.C. And MyACD, Inc. (3)

10.10

Asset Purchase Agreement, May 1, 2005, between UCN, Inc. and

Telephone Electronics Corporation, a Mississippi corporation

Transtel Communications, Inc., a Delaware corporation,

Tel-America of Salt Lake City, Inc., a Utah corporation,

Extelcom, Inc., a Utah corporation,

Communication Recovery Services, Inc., a Utah corporation, and

National Network Corporation, a Colorado corporation. (8)

Excluding:

Sellers’ Schedules

Exhibit A – Term Note

Exhibit B – Security Agreement

Exhibit C – General Assignment and Bill of Sale

Exhibit D – Assumption of Liabilities

Exhibit No.	Titlle of Document
Exhibit E – Management Agreement
Annex I – Allocation of Purchase Price

10.11	Term Note for $2,150,000 dated May 1, 2005 (8)

10.12	Security Agreement dated May 1, 2005 (8)

10.13	General Assignment and Bill of Sale dated May 1, 2005, excluding the Schedules thereto (8)

10.14	Assumption of Liabilities dated May 1, 2005, excluding the Schedules thereto (8)

10.15	Management Agreement dated May 1, 2005 (8)

10.16	Form of Securities Purchase Agreement dated November 14, 2005 (9)

10.17	Form of Registration Rights Agreement dated November 14, 2005 (9)

10.18	Form of Warrant dated November 14, 2005 (9)

10.19	Revolving Credit and Security Agreement dated November 11, 2005, between UCN, Inc., and CapitalSource Finance LLC (10)

10.20	Form of Securities Purchase Agreement dated December 22, 2005 (11)

10.21	Form of Registration Rights Agreement dated December 22, 2005 (11)

10.22	Form of Warrant dated December 22, 2005 (11)

10.23	First Amendment to Revolving Credit and Security Agreement and Related Documents dated February 14, 2006, between UCN and CapitalSource Finance LLC (12)

10.24	Revolving Credit and Term Loan Agreement between UCN and ComVest dated May 5, 2006 (13)

10.25	Form of Revolving Credit Note – UCN/ ComVest (13)

10.26	Form of Convertible Term Loan – UCN/ ComVest (13)

10.27	Form of Collateral Agreement – UCN/ ComVest (13)

10.28	Form of Guaranty Agreement – UCN/ ComVest (13)

10.29	Form of Warrant – UCN/ ComVest (13)

10.30	Form of Registration Rights Agreement – UCN/ ComVest (13)

10.31	Form of Securities Purchase Agreement for May 2006 Offering (14)

10.32	Form of Registration Rights Agreement for May 2006 Offering (14)

10.33	Reseller License Agreement between UCN and ScheduleQ dated October 19, 2006 (15)
Excluding:
Exhibit A – Services, Software and Documentation
Exhibit B – ScheduleQ Customers
Exhibit C – Fees, Charges , Manner of Payment
Exhibit D – Essential License Terms

10.34

Purchase Option Agreement between UCN, ScheduleQ and ScheduleQMembers dated October 19, 2006 (15)

Excluding:

Exhibit A – Earnout Terms

Exhibit B – Form of Promissory Note

Exhibit C – Form of Employment Agreement with Andrew Judkins

Exhibit D – Form of Service Agreement with Joey Skinner

Exhibit E – Terms of David Southern Service Agreement

10.35	Amendment No. 1 dated January 26, 2007, to the Revolving Credit and Term Loan Agreement with ComVest Capital dated as of May 5, 2006, and the related Term Note (16)

10.36	Form of Warrant covering 55,000 shares issued to ComVest Capital on February 9, 2007 (16)

10.36	Form of Stock Option Agreement for awards granted under the Annual Executive Stock Option Plan (17)

21.1	List of Subsidiaries (12)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on February 13, 2007, and are incorporated herein by this reference.
(2)	This document was filed as an exhibits to the annual report on Form 10-KSB for 2003 filed by UCN with the Securities and Exchange Commission on March 30, 2004, and is incorporated herein by this reference.
(3)	These documents were filed as exhibits to the annual report on Form 10-K for 2004 filed by UCN with the Securities and Exchange Commission on March 30, 2005, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by UCN with the Securities and Exchange Commission on August 3, 1999, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the Registration Statement on Form SB-2, File No. 108655, initially filed by UCN with the Securities and Exchange Commission on September 9, 2003, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the Registration Statement on Form S-2, File No. 114302, filed by UCN with the Securities and Exchange Commission on April 8, 2004, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to UCN’s current report on Form 8-K dated September 29, 2004 filed with the Securities and Exchange Commission on October 4, 2004, and is incorporated herein by this reference.
(8)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on July 7, 2005, and are incorporated herein by this reference.
(9)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on November 15, 2005, and are incorporated herein by this reference.
(10)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by UCN with the Securities and Exchange Commission on November 14, 2005, and is incorporated herein by this reference.
(11)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on December 23, 2005, and are incorporated herein by this reference.

(12)	These documents were filed as exhibits to the annual report on Form 10-K for 2005 filed by UCN with the Securities and Exchange Commission on March 29, 2006, and are incorporated herein by this reference.
(13)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on May 5, 2006, and are incorporated herein by this reference. Each of the form documents were signed and exchanged by UCN and ComVest Capital on May 23, 2006.
(14)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on May 24, 2006, and are incorporated herein by this reference. UCN entered into the Securities Purchase Agreement and Registration Rights Agreement pertaining to the purchase of 1,086,957 shares with CCM Master Qualified Fund, Ltd. on May 19, 2006, and with Crestview Capital Master, LLC pertaining to the purchase of 869,570 shares on May 22, 2006.
(15)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on October 24, 2006, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on January 31, 2007, and are incorporated herein by this reference.
(17)	This document was filed as an exhibit to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on March 13, 2007, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date: March 26, 2007	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2007	By:	/s/ Brian S. Moroney
Brian S. Moroney
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2007	By:	/s/ Paul Jarman
Paul Jarman
Principal Executive Officer

Date: March 26, 2007	By:	/s/ Brian S. Moroney
Brian S. Moroney
Principal Financial and Accounting Officer

Date: March 26, 2007		/s/ Theodore Stern, Director

Date: March 26, 2007		/s/ Steve M. Barnett, Director

Date: March 26, 2007		/s/ Paul Jarman, Director

Date: March 26, 2007		/s/ Blake O. Fisher, Director

Date: March 26, 2007		/s/ Paul F. Koeppe, Director

UCN, INC. AND SUBSIDIARIES

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UCN, INC.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of UCN, INC. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule for each of the three years ended December 31, 2006 listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UCN, INC. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for each of the three years in the period ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 26, 2007

UCN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,559	$5,471
Restricted cash	10	651
Accounts and other receivables, net of allowance for uncollectible accounts of $1,746 and $1,596, respectively	8,996	11,368
Other current assets	594	561

Total current assets	14,159	18,051

Property and equipment, net	4,810	5,225
Intangible assets, net	6,373	11,545
Other assets	617	822

Total assets	$25,959	$35,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$3,328
Current portion of long-term debt	720	2,966
Trade accounts payable	8,350	11,380
Accrued liabilities	2,024	2,268
Accrued commissions	1,448	1,355

Total current liabilities	12,542	21,297

Long-term debt and revolving credit note	6,523	5,511
Other long-term liabilities	46	247

Total liabilities	19,111	27,055

Commitments and contingencies (Notes 11, 13, 14, 15, 16 and 18)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
Series A 8% cumulative convertible preferred stock; 0 shares issued and outstanding for 2006 and 2005 (liquidation value of $0)	—	—
Series B 8% cumulative convertible preferred stock; 0 shares issued and outstanding for 2006 and 2005 (liquidation value of $0)	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,385,031 and 23,114,669 shares issued and outstanding for December 31, 2006 and 2005, respectively	3	2
Additional paid-in capital	50,071	44,570
Warrants and options outstanding	1,268	735
Accumulated deficit	(44,494)	(36,719)

Total stockholders’ equity	6,848	8,588

Total liabilities and stockholders’ equity	$25,959	$35,643

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year ended December 31,
	2006	2005	2004
Revenue	$82,800	$81,587	$65,159

Operating expenses:
Costs of revenue (excluding depreciation and amortization shown seperately below)	53,455	54,203	36,803
Selling and promotion	14,048	13,141	11,846
General and administrative	13,064	13,243	9,877
Depreciation and amortization	7,457	7,197	7,056
Research and development	1,247	1,302	1,025

Total operating expenses	89,271	89,086	66,607

Loss from operations	(6,471)	(7,499)	(1,448)

Other income (expense):
Interest income	130	108	38
Interest expense	(1,056)	(1,058)	(812)
Gain (loss) on early extinguishment of debt	(364)	—	109

Total other expense	(1,290)	(950)	(665)

Net loss before income taxes	(7,761)	(8,449)	(2,113)

Income tax benefit (expense)	(14)	302	—

Net loss	(7,775)	(8,147)	(2,113)

Preferred dividends	—	(38)	(672)

Net loss applicable to common stockholders	$(7,775)	$(8,185)	$(2,785)

Net loss per common share:
Basic and diluted	$(0.32)	$(0.40)	$(0.22)

Weighted average common shares outstanding:
Basic and diluted	24,390	20,669	12,621

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional Paid-in Capital	Warrants/ Options Outstanding	Accumulated Deficit	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2004	2,587	$—	7,605	$2	$20,193	$3,928	$(25,749)	$(1,626)
Conversion of preferred shares to common	(451)	—	1,811	—	—	—	—	—
Issuance of preferred stock in connection with the I-Link acquisition	16	—	—	—	91	—	—	91
Shares surrendered in exchange for the exercise of warrants	—	—	(208)	—	(617)	—	—	(617)
Exercise of warrants with stock to purchase common shares, net of issuance costs	—	—	350	—	1,118	(501)	—	617
Exercise of warrants with cash to purchase common shares, net of issuance costs	—	—	2,244	—	7,544	(2,973)	—	4,571
Exercise of employee options to purchase common shares	—	—	428	—	943	—	—	943
Issuance of common shares in connection with notes repayment	—	—	506	—	1,012	—	—	1,012
Repurchase shares from stockholders	—	—	(518)	—	(500)	—	—	(500)
Issuance of warrants for services	—	—	—	—	—	73	—	73
Proceeds from private offering, net of offering costs	—	—	3,782	—	7,909	189	—	8,098
Cancellation of warrants issued for services	—	—	—	—	106	(106)	—	—
Preferred stock dividends	—	—	—	—	—	—	(672)	(672)
Issuance of common shares as payment on preferred stock dividends	—	—	290	—	786	—	—	786
Current year net loss	—	—	—	—	—	—	(2,113)	(2,113)

Balance at December 31, 2004	2,152	$—	16,290	$2	$38,585	$610	$(28,534)	$10,663
Issuance of common stock as part of MyACD acquisition	—	—	563	—	1,284	—	—	1,284
Conversion of preferred shares to common	(2,152)	—	3,744	—	—	—	—	—
Exercise of warrants with cash to purchase common shares	—	—	4	—	12	(4)	—	8
Exercise of employee options to purchase common shares	—	—	65	—	148	—	—	148
Cancellation of warrants	—	—	—	—	335	(335)	—	—
Preferred stock dividends	—	—	—	—	—	—	(38)	(38)
Issuance of common shares as payment of preferred stock dividends	—	—	117	—	348	—	—	348
Proceeds from private offering, net of issuance costs	—	—	2,332	—	3,858	464	—	4,322
Net loss	—	—	—	—	—	—	(8,147)	(8,147)

Balance at December 31, 2005	—	$—	23,115	$2	$44,570	$735	$(36,719)	$8,588

								(continued )

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional Paid-in Capital	Warrants/ Options Outstanding	Accumulated Deficit	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2006	—	$—	23,115	$2	$44,570	$735	$(36,719)	$8,588
Exercise of employee options to purchase common shares	—	—	314	—	749	—	—	749
Stock-based compensation	—	—	—	—	558	—	—	558
Proceeds from private offering, net of issuance costs of $315	—	—	1,956	1	4,185	—	—	4,186
Warrant issued in conjunction with debt financing	—	—	—	—	—	542	—	542
Expiration of warrants	—	—	—	—	9	(9)	—	—
Net loss	—	—	—	—	—	—	(7,775)	(7,775)

Balance at December 31, 2006	—	$—	25,385	$3	$50,071	$1,268	$(44,494)	$6,848

								(concluded	)

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(7,775)	$(8,147)	$(2,113)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisitions):
Depreciation and amortization	7,457	7,197	4,168
Amortization of note financing costs	130	114	—
Amortization of discount on debt	—	—	131
Stock-based compensation	558	—	—
Loss (gain) on early extinguishment of debt	364	—	(109)
Loss on disposal of fixed assets	19	107	4
Change in income tax valuation allowance	—	(302)	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts and other receivables, net	2,172	(13)	(451)
Other current assets	(136)	(80)	(130)
Other assets	30	(99)	(31)
Trade accounts payable	(2,853)	1,880	(4,570)
Accrued liabilities	(44)	(1,431)	290
Accrued commissions	(183)	303	383
Other long-term liabilities	(201)	247	—

Net cash used in operating activities	(462)	(224)	(2,428)

Cash flows from investing activities:
Decrease in restricted cash	641	241	678
Purchases of property and equipment	(1,594)	(1,286)	(1,887)
Proceeds on sale of property and equipment	—	—	1
Acquisition of customer base (Note 2)	—	—	(758)
Acquisition of MyACD, Inc. stock (Note 2)	—	(427)	—

Net cash used in investing activities	(953)	(1,472)	(1,966)

Cash flows from financing activities:
Proceeds from long-term borrowings	4,314	—	—
Private placement of common stock, net of offering costs	4,186	4,322	8,098
Proceeds from exercise of options and warrants	749	156	5,514
Net receipts (payments) under line of credit and revolving credit facility	(70)	411	(1,298)
Payments on extinguishment of debt	(377)	—	—
Principal payments on long-term debt and capital leases	(8,299)	(1,732)	(6,419)
Repurchase of common stock	—	—	(500)
Payment of dividends on converted preferred stock	—	—	(46)

Net cash provided by financing activities	503	3,157	5,349

Net increase (decrease) in cash and cash equivalents	(912)	1,461	955

Cash and cash equivalents at the beginning of the year	5,471	4,010	3,055

Cash and cash equivalents at the end of the year	$4,559	$5,471	$4,010

			(continued )

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Supplemental cash flow information:
Cash paid for interest	$927	$1,231	$743

Cash paid for taxes	$12	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants with debt agreement	$542	$—	$—
Property and equipment financed with capital lease obligations	196	2,797	—
Property and equipment included in accounts payable	99	—	—
Expiration of warrants	9	—	—
Issuance of long-term debt related to acquisition of MyACD, Inc.	—	4,272	—
Issuance of long-term debt related to acquisition of Transtel net assets	—	2,122	—
Issuance of common stock related to acquisition of MyACD, Inc.	—	1,284	—
Issuance of warrants with private placement of common stock	—	464	189
Issuance of common shares in payment of preferred stock dividend	—	348	786
Fees incurred to replace existing line of credit	—	121	—
Dividend on preferred stock	—	(38)	672
Conversion of notes payable into common stock	—	—	1,012
Issuance of preferred stock to acquire VoIP assets	—	—	91
Issuance of warrants with consulting contract	—	—	73
			(concluded	)

See accompanying notes to the consolidated financial statements

UCN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006, 2005 AND 2004

NOTE 1 – DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

UCN, Inc., (UCN or the Company) was incorporated on August 23, 1994 in the state of Utah and was reincorporated in the state of Delaware on April 9, 1999. During 2003, the Company established a wholly-owned subsidiary in Virginia for the purpose of conducting business in that state. Another wholly-owned subsidiary, MyACD, Inc. (MyACD), was acquired on January 5, 2005. MyACD develops and distributes telephony software solutions for call center traffic management and related functions that UCN can now offer to its customers over its VoIP Network.

UCN operates a dedicated VoIP Network, and advanced customer contact handling/management software application that enable it to offer a wide range of enhanced hosted contact handling and performance management software services. Additionally, UCN’s services provide a variety of connectivity options for carrying inbound calls to its inContact™ suite of services or linking agents to inContact (Note 17). With the two 2007 acquisitions (Note 18), UCN provides customers the ability to monitor agent effectiveness through its customer survey tools and the ability to efficiently monitor their agent needs. UCN is also an aggregator and provider of telecommunications services. The Company contracts with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offers all of these services to its customers. These services and products allows the customer to buy only the telecommunications services they need, combine those services in a customized enhanced call center package, receive one bill for those services, and make one call if a service problem or billing issue arises.

Basis of Presentation

UCN experienced net losses of $7.8 million, $8.1 million, and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The primary factors affecting operations during 2006 were: 1) continued investments in the promotion and development of inContact to bring these services to market, 2) $7.5 million of depreciation and amortization, 3) $364,000 loss on early extinguishment of debt incurred during the second quarter of 2006, 4) $330,000 charge related to a billing issue in the first quarter of 2006, and 5) $558,000 of non-cash stock-based compensation expense (see Note 13).

UCN had a working capital surplus of $1.6 million at December 31, 2006 compared to a $3.2 million working capital deficit at December 31, 2005. The primary reasons for the working capital improvement during 2006 result from: 1) replacing the existing line of credit with the ComVest revolving credit note that does not require principal payments until May 2010; 2) moving all existing outstanding debt balances under the ComVest convertible note, which extended the start of the principal payment from May 2006 until November 2007 and extended the payments over a longer term; and 3) paying down the accounts payable balance by $2.9 million from December 31, 2005 due to the tightening of certain carrier terms during 2006. In addition to these improvements, UCN experienced positive cash flow from operations during the third and fourth quarters of 2006. These improvements were offset by: 1) a $1.6 million decrease in cash and restricted cash balances primarily due to not carrying a $1.5 million cash reserve as required by the previous line of credit and carrying lower overall balances on the revolving line of credit at year end; and 2) a $2.2 million decrease in accounts receivable primarily due to the loss of several large low margin customers and the timing of cash collections. UCN also reduced outstanding long-term debt and lease obligations, net of related offering costs, by $4.0 million during 2006.

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

Below is a summary of management’s plans and actions taken to ensure that UCN will be able to meet its obligations:

•

In February 2007, UCN closed two acquisitions (Note 18), which improve the overall product offering suite that the Company can offer to existing and potential customers. With these new products, UCN provides customers the ability to monitor agent effectiveness through its customer survey tools and the ability to efficiently monitor their agent needs. These new service offerings provide UCN additional contact and service opportunities to potential customers as well as provide up-sale opportunities to existing customers. Additionally, the acquisitions provide UCN two new recurring revenue streams.

•

During 2006, UCN generated $1.5 million of additional revenue by charging certain wholesale carrier cost recovery fees to customers. UCN expects to continue to generate revenue by charging these fees during 2007.

•

During 2006, UCN improved the efficiency of its inContact network, doubling the amount of traffic the network can accommodate between each incremental capital investment. This network efficiency will result in a reduction in the overall capital investment in 2007 required for UCN to expand the network to accommodate growth in the inContact segment.

•

UCN continued to concentrate its marketing efforts on promoting the sale of inContact technology services to existing and new customers. This continued focus is driven by higher margins for customers utilizing inContact services integrated with UCN long distance services. During 2006, UCN transitioned its inside sales force from the Telecom segment to a primary focus on the inContact segment. At January 1, 2006, the Company had 27 inContact sales and support professionals compared to 64 inContact sales professionals at December 31, 2006. UCN will continue its focus its marketing and promotion efforts on the higher margin inContact segment revenue.

•

Revenue from the inContact segment, which includes long distance services to customers who utilize inContact technology, increased 194% to $15.2 million for the year ended December 31, 2006 as compared to $5.2 million for the same period in 2005. The inContact segment revenue of $15.2 million includes $11.2 million of related long distance voice and data services and $4.0 million of inContact technology services. The inContact segment revenue of $5.2 million includes $3.9 million of long distance voice and data services and $1.3 million of inContact technology services (Note 17).

•	UCN expects to continue to see significant revenue growth in the inContact segment in 2007, which we believe will be enhanced through the ECHO and ScheduleQ acquisitions.

•

As disclosed above, UCN closed an agreement with ComVest Capital to modify the terms of the majority of existing short and long-term debt. The financing arrangement provides UCN with increased liquidity and access to cash collections. Under the ComVest agreement, UCN is required to maintain a combined minimum of $3.0 million of cash and availability under the revolving credit facility. There were $2.2 million of additional unused commitments at December 31, 2006 under the revolving credit note.

•

During the second quarter of 2006, UCN raised $4.2 million net of issuance costs by issuing 1.96 million shares of common stock in a private placement with two institutional and accredited investors. As a result of this private placement, UCN repaid $1.1 million of the outstanding convertible note balance.

Management believes these actions will allow UCN to have sufficient cash flows available to meet short-term requirements and to enable UCN to continue as a going concern.

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

Revenue Recognition: Revenue is derived primarily from:

•	Telephony services, which include dedicated transport, switched long distance, and data services; and

•	Contact handling solutions, which include automated call distribution, interactive voice response, recording, monitoring and data storage.

Revenue is recorded when the customer receives services and obtains the risks and rewards of ownership, and UCN assumes the risk of loss for collection. UCN’s primary revenue sources are recognized as follows:

•	Usage, or revenue from long distance phone calls, is recognized in the period the calls are initiated; and

•

Long distance monthly charges and contact handling monthly charges are billed in arrears and recognized over the billing period. If the billing period spans more than one month, the charges are divided in the same proportion as usage charges are billed between the two periods.

Cash and cash equivalents: All highly liquid assets with an original maturity at date of purchase of three months or less are considered to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Restricted Cash: UCN’s previous line of credit placed restrictions on certain cash balances maintained in the lock-box. The line of credit was terminated in May 2006, which eliminated the lock-box requirement and released these restrictions (Notes 5 and 7). The remaining balance is held on deposit for credit card processing. As of December 31, 2006 and 2005, respectively, the Company had $10,000 and $651,000 of cash that was restricted.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is comprised of amounts billed and billable to customers, net of an allowance for uncollectible amounts. The accounts receivable balances outstanding were comprised of the following (in thousands):

	December 31,
	2006	2005
Billed	$5,112	$6,509
Unbilled	4,947	5,770
Notes receivable	478	4
Telecommunication regulatory tax refunds	198	—
Other receivables	7	681

	10,742	12,964

Less: allowance for uncollectible accounts	(1,746)	(1,596)

	$8,996	$11,368

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

Property and Equipment: Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment	3 years
Computer software	2 to 3 years
Internal-use software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of useful life or remainder of lease term

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During 2006, 2005, and 2004 the Company capitalized approximately $569,000, $131,000 and $677,000, respectively.

Intangible Assets: Intangible assets consist of customer lists, patents, technology, and licenses. Customer lists, with the exception of the Transtel customer base, are amortized on a straight-line basis over 36 to 48 months. The customer base acquired with the Transtel acquisition is amortized using an accelerated method over 48 months. Patents, technology, and licenses are amortized on a straight-line basis over their estimated useful life of four years. UCN performs an annual evaluation of the recoverability of the carrying value of our intangible assets using undiscounted cash flow projections net of related commissions and estimated costs of revenue. UCN also monitors other possible triggering events that could cause impairment and performs an evaluation of impairment at that time if deemed necessary. Based upon our cash flow projections the intangible assets were not impaired at December 31, 2006 and 2005.

Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset, and from cash flows generated from customer lists. UCN did not record impairment charges in relation to long-lived assets during 2006 or 2005.

Off-balance Sheet Arrangements – There are no off-balance sheet arrangements.

Advertising Costs: The Company advertises its services through traditional venues such as print media to the general public. Costs associated with these advertising efforts are expensed as incurred, and were approximately $350,000, $31,000 and $14,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Debt Issuance Costs: Debt issuance costs are amortized over the life of the respective debt instrument using the interest method. At December 31, 2006 and 2005, there were $144,000 and $379,000, respectively, of unamortized debt issuances costs.

Stock-Based Compensation: On January 1, 2006, UCN adopted SFAS No. 123(R), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) providing supplemental implementation guidance for SFAS 123(R). The provisions of SAB 107 were applied in the adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. UCN adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Consolidated Financial Statements, for the year ended December 31, 2006, reflect the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), UCN accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the year ended December 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the results for the year are based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, UCN accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to Consolidated Financial Statements for the related periods.

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

Additional information on stock-based compensation can be found in Note 13.

Business Segments: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. UCN has continued to focus marketing efforts towards providing on-demand contact center software and specialized telecommunications services, in addition to traditional long distance services. Additional information on segments can be found in Note 17.

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

Recent Accounting Pronouncements

Prior Year Misstatements - In September 2006, the SEC released Staff Accounting Bulletin (SAB) 108, which is codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Based on this guidance, the SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (“dual method” approach)and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108, effective December 31, 2006, did not have a material effect on the consolidated financial statements.

Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is our first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial condition and results of operations.

Fair Value Measurements - In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company does not expect that the implementation of SFAS 157 will have a material effect on the Company’s results of operations or financial position.

Fair Value Option - In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company does not expect that the implementation SFAS 159 will have a material effect on the Company’s results of operations or financial position.

NOTE 2 – ACQUISITIONS

Transtel Communications, Inc.

On May 1, 2005 UCN entered into an agreement with Telephone Electronics Corporation (TEC), and with Transtel Communications, Inc., a subsidiary of TEC, wherein UCN agreed to purchase all of the operating assets and certain of the liabilities of Transtel and its subsidiaries. For UCN, the acquisition provided: 1) access to valuable assets without dilution to equity shareholders, 2) 20,000 customers, 3) immediate access to additional network infrastructure, and 4) additional sales and customer support professionals. UCN issued to Transtel an eight percent promissory note for the purchase price of $2.1 million, after imputing additional interest. The note is was satisfied if full at the closing of the ComVest agreement in May 2006. At the time of the acquisition, UCN anticipated incurring additional acquisition costs of approximately $2.7 million. Such costs included $1.5 million of involuntary employee termination expenses, and carrier switchover and other shut-down costs, and included $1.2 million related to the present value of assumed operating leases which will not be utilized by the Company, net of estimated sublease rentals (see also Note 9).

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

The Company issued $4.3 million of promissory notes, after imputing interest, cash of $427,000 and 562,985 shares of UCN common to acquire all the outstanding stock of MyACD. The fair market value of the common stock on the date the parties set the price was $2.28 per share. The notes were satisfied if full at the closing of the ComVest agreement in May 2006. In connection with the acquisition, UCN also incurred transaction liabilities of approximately $19,000 and assumed certain liabilities aggregating approximately $358,000. The Company also recorded a deferred tax liability of approximately $302,000 at the time of the purchase. The capitalized cost of $6.7 million was assigned to what management considers is MyACD’s sole asset, its software technology, which management determined to have an estimated useful life of four years. The following table summarizes the assets acquired, liabilities assumed, and obligations incurred in the acquisition:

Fair value of acquired technology (Note 4)	$6,662
Liabilities assumed and incurred	(377)
Deferred tax liability	(302)

Net assets acquired	$5,983

Promissory notes issued to MyACD, Inc. stockholders	$4,272
UCN, Inc. stock issued	1,284
Cash paid	427

Consideration given	$5,983

The Company has accounted for both the MyACD and Transtel transactions using the purchase method of accounting, and has included the operating results of each acquisition in UCN’s statements of operations since the respective date of each acquisition.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2006	December 31, 2005
Computer and office equipment	$5,828	$5,048
Computer software	2,814	2,416
Internally developed software	1,640	1,077
Furniture and fixtures	418	376

	10,700	8,917
Accumulated depreciation	(5,890)	(3,692)

	$4,810	$5,225

Total depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $2.3 million, $2.1 million, and $1.4 million, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2006			December 31, 2005
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$15,684	$12,777	$2,907	$15,684	$9,677	$6,007
Technology and patents	7,980	4,540	3,440	7,980	2,545	5,435
Non-compete agreement	154	128	26	154	51	103

	$23,818	$17,445	$6,373	$23,818	$12,273	$11,545

On May 1, 2005, UCN recorded $4.2 million related to an acquired customer list of Transtel Communications, Inc. (Note 2). The customer base is expected to have an estimate useful life of four years and is amortized using an accelerated method.

During the first quarter of fiscal 2005, UCN recorded an additional $6.7 million of acquired software technology in connection with closing the acquisition of MyACD. The technology is believed to have an estimated useful life of four years and is amortized using the straight-line method.

Customer lists acquired increased by $750,000 during 2004 when UCN entered into an agreement to purchase dedicated long distance customers from Source Communications, LLC (Note 2). These lists are amortized over the expected life of the relationship with the customers.

Total amortization expense of intangible assets for the years ended December 31, 2005, 2004, and 2003 was $5.2 million, $5.2 million, and $2.9 million, respectively. The Company estimates the useful lives of its acquired customer lists based on estimated attrition rates using estimated useful lives for acquired customer lists to range from 36 to 48 months.

Based on the recorded intangibles at December 31, 2006, all intangibles will be amortized in three years. Estimated amortization expense over the next three years is expected to be approximately $3.4 million, $2.6 million and $313,000, respectively. This does not include amounts to be recorded in conjunction with the 2007 acquisitions discussed in Note 18.

NOTE 5 – LINE OF CREDIT

During 2006 and 2005, UCN had a line of credit agreement with a financing company that was replaced by the ComVest agreement completed in May 2006 (Note 7). The previous line of credit had a maximum borrowing amount of $10 million and a variable interest rate equal to Citibank’s announced base rate plus 2.25%, but in no event less than 9.25%. The rate at December 31, 2005 was 9.41%. Under the provisions of the line of credit, UCN was required to maintain a restricted cash account for the collection of receivables. The restricted cash account was used to pay down the amount outstanding and was replenished with ongoing collections from customers. UCN had $651,000 of restricted cash associated with the line of credit arrangement at December 31, 2005. The agreement also required the Company to maintain a minimum operating cash balance of $1.5 million.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31, 2006	December 31, 2005
Accrued payphone and carrier charges	$782	$660
Accrued payroll and other compensation	656	633
Current portion of operating lease obligations (Note 9)	250	436
Accrued professional fees	164	90
Assumed acquisition liabilities	—	158
Other	172	291

	$2,024	$2,268

NOTE 7 – LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following (in thousands):

	December 31, 2006	December 31, 2005
Convertible term note to ComVest Capital, LLC of $4.5 million, bearing interest at a fixed 9.0 percent payable on a monthly basis, there are no principal payments due through November 2007 afterwhich the loan requires monthly principal payments of $125,000 with any unpaid amounts due on May 2010, outstanding principal amount is convertible to common stock at $3.00 per share	$3,380	$—
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent payable on a monthly basis, there are no requirements to repay outstanding principal payments until May 2010	3,258	—
Capital Leases (Note 10)	1,042	2,363
Unsecured note payable to the Chairman of the Board, bearing interest at 12 percent payable monthly. Paid in full in 2006.	—	75
Unsecured note payable to a former Director, bearing interest at 12 percent, payable monthly, due January 2006, and convertible to common stock at $2.00 per share. Paid in full in 2006.	—	250
Promissory notes payable to two former MyACD stockholders, interest imputed at 8.25 percent. Paid in full in 2006.	—	3,713
Promissory note payable to a former MyACD stockholder, interest imputed at 8.25 percent, payable monthly. Paid in full in 2006.	—	249
Promissory note payable to Transtel Communications, Inc. and subsidiaries bearing interest at 8 percent, principal and interest payable monthly. Paid in full in 2006.	—	1,827

	7,680	8,477
Current portion of long-term debt, net of debt discounts of $166	(84)	(2,066)
Current portion of capital lease payments (Note 10)	(636)	(900)
Debt discounts on convertible term note and revolving credit note	(437)	—

	$6,523	$5,511

Long-term debt maturities, excluding capital lease payments included in Note 10, are as follows as of December 31, 2006:

Year ending December 31,
2007	$250
2008	1,500
2009	1,500
2010	3,388

Total	$6,638

On May 23, 2006, UCN entered into the Revolving Credit Note and Term Loan Agreement with ComVest Capital, LLC, which included a $4.5 million convertible term note and a $7.5 million revolving credit note. These notes are secured by essentially all assets of the Company. As part of the agreement, UCN issued five-year detachable warrants to purchase 330,000 shares of common stock at $2.75 per share. UCN allocated $542,000 of the proceeds from the offering to the warrants based on the relative fair value of the warrants using the Black-Scholes pricing model in relation to the fair value of the convertible term note and revolving credit note using a discount cash-flows method.

UCN recognized a net loss on early extinguishment of debt of $364,000 in conjunction with completing the ComVest financing. Lower payoff amounts were negotiated with certain debt holders that resulted in gains from early extinguishment of debt of: 1) $205,000 from the Transtel acquisition (Note 2); 2) $120,000 from terminating the lease on UCN’s billing software; and 3) $22,000 related to the note with a former MyACD shareholder. These gains was offset by: 1) $334,000 write-off of deferred debt financing fees; 2) $300,000 early termination fee paid to the holder of the previous line of credit; and 3) $77,000 difference in the book basis due to imputed interest on notes issued to former shareholders of MyACD.

As amended in 2007 and effective for the period ended December 31, 2006, the term loan and revolving credit facility imposes certain financial covenants, including: 1) varying quarterly EBITDA targets (a non-GAAP measure that was specifically defined in the agreement); 2) an annual limit on capital expenditures of $3.2 million for all years beginning 2007, which includes a cap of $1.2 million in capitalized software costs and $2.0 million of all other capital expenditures and payments under newly acquired capital leases; and 3) a requirement to maintain a combined minimum of $3.0 million of cash balance and availability under the revolving credit facility. In consideration for this amendment, UCN paid ComVest a cash fee of $35,000 and issued 55,000 warrants (Note 12).

Under the terms of the agreement prior to the 2007 amendment, UCN had a limit of $1.5 million to spend for capital expenditures during 2006. During 2006, UCN spent a total of $1.7 million, which is net of the amounts purchased under capital leases during 2006 less cash payments for these same leases during the year. The Company received a waiver from the lender of any default due to exceeding the capital spending limit for 2006. The Company was in compliance with all other financial and non-financial covenants at December 31, 2006.

As required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, UCN allocated total debt proceeds based on the respective fair value of the securities issued. The discount is amortized to interest expense using the interest method over the life of the note. Based on the allocation of proceeds under APB 14, UCN recorded a discount on the convertible term note and revolving credit note of $210,000 and $332,000, respectively, based on their relative fair values to each other and to the warrant. The discount related to the convertible note is amortized to interest expense using the interest method over the life of the note. The discount related to the revolving credit note is amortized to interest expense using the straight-line method over the life of the note. UCN recorded interest expense of $105,000 for December 31, 2006 in conjunction with this amortization.

The $4.5 million term loan matures in May 2010 and accrues interest at a fixed nine percent. In conjunction with private placement of common stock that closed during May 2006, UCN was required to repay $1.1 million of the outstanding ComVest note balance in June 2006. Under the original agreement, UCN was not required to make principal payments of $125,000 until May 2007. With the 2007 amendment, these principal payments were delayed until November 2007.

The revolving credit note matures in May 2010, accrues interest at a fixed nine percent and provides for maximum availability of $7.5 million based on a calculation of 85 percent of billed and 65 percent unbilled accounts receivable at the measurement date. UCN is required to make monthly interest payments and the entire outstanding balance is due at maturity. There were $2.2 million of unused commitments at December 31, 2006 under the revolving credit note.

In June 2006, UCN repaid a $75,000 unsecured note to the Chairman of the Board of Directors.

In January 2006, UCN repaid a $250,000 convertible note to a former director and significant shareholder.

On January 5, 2005, UCN closed the acquisition of MyACD, Inc. and purchased all of the outstanding capital stock of MyACD from two stockholders (Note 2). The purchase price paid to MyACD stockholders was made in part by issuing promissory notes which aggregated $4.3 million, after imputing interest at 8.25 percent. UCN paid off all outstanding indebtedness relating to the MyACD acquisition in conjunction with the 2006 ComVest agreement.

In connection with the acquisition of Transtel Communications, Inc., UCN issued to Transtel and subsidiaries a promissory note in the principal amount of $2.1 million (Note 2). The Company paid off all outstanding indebtedness relating to the Transtel acquisition in conjunction with the 2006 ComVest agreement.

NOTE 8 – FAIR VALUE OF FIXED RATE DEBT

The following disclosure of the estimated fair value of the Company and its subsidiaries’ financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, receivables, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The estimated fair value of the Company’s convertible term note and notes payable are computed using a discounted cash flow model using estimated market rates at December 31, 2006 and 2005 as follows:

	December 31, 2006		December 31, 2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible term note	$3,380	$3,379	$5,789	$5,801
Promissory notes	$—	$—	$325	$325

For the 2006 balance, the fair value of the fixed rate obligations listed above is approximated using a rate of 10.9 percent determined by the spread between the incremental borrowing rate at the date of closing the ComVest transaction on the three-year treasury note with a constant maturity at closing and the spread using the same three-year treasury note at December 31, 2006. For the 2005 balances, the fair value of the fixed rate obligations listed above is approximated using the rate currently charged for borrowings under the Company’s previous line of credit agreement.

The table above does not include a listing for the revolving credit facility because it is not practicable to estimate its fair value as the future cash flows for the revolving credit facility are not predictable and the entire outstanding balances, if any, matures in May 2010. UCN estimates the effective interest rate for the revolving credit facility to be 10.3 percent determined by the spread between the incremental borrowing rate at the date of closing the ComVest transaction on the three-year Treasury Note with a constant maturity at closing and the spread using the same three-year Treasury Note at December 31, 2006.

NOTE 9 – OTHER LONG-TERM LIABILITIES

In connection with the acquisition of certain assets and liabilities from Transtel Communications, Inc. (Note 2), the Company assumed certain operating lease obligations for facilities it does not anticipate using. The Company included the present value of these obligations, net of estimated future sub-lease income, in other liabilities assumed as of the acquisition date. At December 31, 2006 and 2005, the Company owed approximately $292,000 and $683,000, respectively. These obligations will be satisfied $245,000, $45,000 and $2,000 during 2007, 2008 and 2009, respectively.

NOTE 10 – LEASES

UCN leases executive office space in Bluffdale, Utah, a suburb of Salt Lake City. The offices consist of approximately 30,000 square feet and have a current monthly lease rate of $35,000. The lease for office space expires in November 2007, but the Company has an option to renew the lease for an additional three to five years. The Company is currently reviewing the available options to determine whether to renew the lease for an additional term or relocate to another location in the greater Salt Lake area. UCN leases approximately 14,339 square feet of space at 13751 S. Wadsworth Park Drive, Draper, Utah, at a current monthly cost of $11,000. The Company has sublet this space for the same monthly amount, and also agreed to extend the lease an additional six months through May 2008.

UCN also currently utilizes other leased properties obtained in its acquisition of Transtel Communications in 2005. We lease a total of approximately 25,000 square feet of office space in downtown Salt Lake City, Utah, at a monthly cost of approximately $23,000, of which approximately $3,000 is being paid under a month-to-month arrangement and the remainder under a lease agreement that expires in September 2009. We also lease office space and related equipment switching space in Los Angeles and San Francisco, California, as well as Denver, Colorado at a total monthly cost, net of a $6,000 sub lease related to the Los Angeles location, of approximately $17,000 under agreements that expire in July 2009.

During the third quarter 2005, the Company purchased a three year license and an upgraded version of its telecommunications billing software totaling $1.1 million. We accounted for this obligation as a capital lease and will provide capacity for: 1) increased number of telecommunications customers, 2) improved billing options and 3) improved customer service options. In conjunction with the ComVest agreement as discussed in Note 7 we paid all outstanding indebtedness relating to this software in May 2006.

The following is a schedule of future minimum payments under capital leases as of December 31, 2006 (in thousands):

Year ending December 31,	Capital Leases
2007	$697
2008	404
2009	14

Total future minimum lease payments	1,115
Less amount representing interest	(73)

Total obligations under capital leases	1,042
Less current portion	(636)

Long-term capital lease obligations, net of current portion	$406

The following schedule shows the composition of total remaining commitments for operating leases at December 31, 2006 (in thousands):

Year ending December 31,	Gross Operating Leases	Less: Sub-lease Income	Net Operating Leases
2007	$1,037	$185	$852
2008	331	45	286
2009	182	—	182

Total	$1,550	$230	$1,320

Rent expense was approximately $857,000, $568,000, and $876,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are net of sublease related income of $205,000 and $107,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 11 – INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004, are as follows (in thousands):

	2006	2005	2004
Current expense:
Federal	$2	$—	$—
State	12	—	—

Total current expense	14	—	—

Deferred benefit:
Federal	—	(259)	—
State	—	(43)	—

Total deferred benefit	—	(302)	—

Total	$14	$(302)	$—

Income tax (benefit) expense differs from amounts computed by applying the statutory federal rate of 34.0 percent to pretax loss as of December 31, 2006, 2005, and 2004, as follows (in thousands):

	2006	2005	2004
Computed federal income tax benefit at statutory rate of 34%	$(2,639)	$(2,873)	$(718)
State income taxes	6	(296)	(97)
Exercise of employee stock options		—	(125)
Meals and entertainment	19	32	19
Other	4	13	4
Stock-based compensation expense under FAS 123(R)	48	—	—
Change in income tax valuation allowance	2,576	2,822	917

Total income tax (benefit) expense	$14	$(302)	$—

Deferred income tax assets and liabilities at December 31, 2006 and 2005, consisted of the following temporary differences and carry-forward items (in thousands):

	2006		2005
	Current	Non-current	Current	Non-current
Deferred income tax assets:
Net operating loss carry-forwards	$—	$10,360	$—	$9,009
AMT credit carry-forwards	—	69	—	—
Book depreciation and amortization in excess of tax depreciation and amortization	—	2,983	—	1,334
Reserves, accrued liabilities, and other	826	71	677	—
Stock-based compensation (FAS 123R)	—	163	—	—

Total deferred income tax assets	826	13,646	677	10,343
Valuation allowance	(826)	(13,646)	(608)	(10,299)

Deferred income tax assets	—	—	69	44

Deferred income tax liabilities:
MyACD stock acquisition	—	—	(69)	(44)

Net	$—	$—	$—	$—

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company is uncertain whether its deferred tax assets can be realized due to its history of operating losses. Accordingly, a valuation allowance has been recorded to reduce the deferred income tax assets to the amount which management believes is more likely than not to be realized.

The net change in the Company’s valuation allowance was an increase of $3.5 million, $2.8 million, and $2.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

As of December 31, 2006, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $26.5 million that will begin to expire starting in 2018 through 2026 if not utilized. The Company had state net operating loss carry-forwards of approximately $29.0 million which expire depending on the rules of the various states to which the net operating loss is allocated. Approximately $600,000 of net operating loss carry-forwards as of December 31, 2006 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized.

The Company also has alternative minimum tax credit carry-forwards of approximately $69,000 that have no expiration date.

During 2005, the Company’s 2003 tax year was examined by the IRS, which resulted in an increase of tax of approximately $51,000. The IRS examination also impacted the tax basis of certain assets resulting in changes to both deferred tax assets and deferred tax liabilities.

Years prior to 2002 are closed to examination for federal income tax purposes. The Company has evaluated the available evidence about both asserted and unasserted income tax contingencies for income tax returns filed with the Internal Revenue Service, state and local tax authorities and has not recorded any income tax contingencies which represent managements’ estimate of the amount that is probable and estimable of being payable, if successfully challenged by such tax authorities, under the provision of SFAS No. 5, “Accounting for Contingencies”.

NOTE 12 – CAPITAL TRANSACTIONS

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

Series B - 8 percent Cumulative Convertible Preferred Stock: In September 2000, the Board of Directors authorized the issuance of 1.2 million shares of Series B 8 percent Cumulative Convertible Preferred Stock (Series B Preferred Stock) and related warrants to purchase common shares at an offering price of $10.00 per unit. Each unit consisted of one share of Series B Preferred Stock and five warrants to purchase one share of common stock at an exercise price of $2.50 per share. During 2000, various investors made loans to the Company and subsequently elected to exchange their promissory notes for units. In addition to the converted loans of $2.5 million, the Company raised $2.0 million through the issuance of units through December 31, 2000 and $1.1 million through the issuance of units in 2001.

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

Cumulative dividends accrued on both Series A and B Preferred Stock at the rate of 8 percent per annum from the date of original issue and were payable semi-annually on June 30 and December 31 of each year out of funds legally available for the payment of dividends. Dividends were payable in cash or common stock at the election of the Company. If paid in common stock, the number of shares issued was based on the average of the closing bid prices for the common stock over the five trading days immediately prior to the dividend payment date. If the Company failed to pay any dividend within 60 days of its due date, the conversion price (see below) was adjusted downward by $0.25 per share for each occurrence. During the years ended December 31, 2005 and 2004, the Company declared dividends aggregating $38,000 and $672,000, respectively, and to satisfy payment obligations, issued a total of 116,957 and 290,294 shares of common stock, respectively. At December 31, 2004, the Company had accrued dividends payable in the amount of $313,000. In February 2005, the Company settled those dividends payable, along with $38,000 in dividends accrued during January 2005, by issuing 116,957 shares of common stock.

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

In conjunction with the 1.96 million shares sold in May 2006, UCN was required to pay down $1.1 million of the original $4.5 million balance of the convertible note (Note 7). At December 31, 2006, the note could have been converted into 1.1 million shares of UCN common stock. The note is convertible at $3.00 per share and UCN can force conversion at $4.80 per share.

On June 23, 2006, a registration statement was filed with the SEC on Form S-1 to register for resale the 1.96 million common shares sold in May 2006, the common shares issuable on conversion of the convertible term note issued to ComVest Capital, and the common shares issuable on exercise of the warrant issued to ComVest Capital. The registration statement became effective on July 17, 2006.

During 2006, employees and former employees exercised the option to purchase 313,835 shares of our common stock. We received total proceeds of $749,000.

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

The Purchase Plan may be amended by the Board of Directors from time to time as it deems desirable without approval of the stockholders of the UCN, except to the extent stockholder approval is required by Rule 16b-3 of the Exchange Act, applicable NASDAQ or stock exchange rules, applicable provisions of the Internal Revenue Code, or other applicable laws or regulations. The Board of Directors may terminate the plan at any time in its sole discretion. No employee of the Company participated in the plan during 2006 or 2005.

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

Warrants to Purchase Common Shares: As part of the convertible term note and revolving credit note agreement, UCN issued detachable five-year warrants to ComVest Capital, LLC to purchase 330,000 shares of common stock at $2.75 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $567,000 with an assumed expected volatility of 73.73%, a risk-free rate of return of 4.98%, no dividend yield, and an expected life of 5 years. UCN allocated the proceeds received on the debt financing to the convertible term note, revolving credit note and detachable warrants on a prorated basis based on the fair value of the respective instruments (Note 7). Based on the relative fair value of the instruments, UCN allocated $542,000 to the detachable warrants issued to ComVest.

On June 23, 2006, a registration statement was filed with the SEC on Form S-1 to register for resale the 1.96 million common shares sold in May 2006, the common shares issuable on conversion of the convertible term note issued to ComVest Capital, and the common shares issuable on exercise of the warrant issued to ComVest Capital. The registration statement became effective on July 17, 2006.

All warrants were exercisable at December 31, 2006. The following tables summarize the warrant activity for the three year period ended December 31, 2006 (in thousands except per share data):

	Outstanding Warrants	Price Range	Weighted Average Exercise Price
Balance at January 1, 2004	4,850	$1.25 - $2.50	$2.05
Cancelled and expired	(181)	2.00 - 2.50	2.40
Exercised	(2,594)	1.25 - 2.50	2.00
Issued	255	2.76 - 4.00	3.20

Balance at December 31, 2004	2,330	2.00 - 4.00	2.20

Cancelled and expired	(2,062)	2.00 - 2.50	2.07
Exercised	(4)	2.00	2.00
Issued	550	2.00	2.00

Balance at December 31, 2005	814	2.00 - 4.00	2.38

Cancelled and expired	330	2.75	2.75
Issued	(10)	2.50	2.50

Balance at December 31, 2006	1,134	$1.25 - $2.75	$2.49

A summary of the warrants outstanding and warrants exercisable at December 31, 2006 is as follows (in thousands except per share data):

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable at December 31, 2006	Weighted Average Exercise Price
$2.00	550	3.9 Years	$2.00	550	$2.00
2.75 - 2.76	494	2.3 Years	2.75	494	2.75
$4.00	90	0.3 Years	$4.00	90	$4.00

NOTE 13 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation primarily consist of the following plans:

Long-Term Stock Incentive Plan: Effective March 11, 1999, the Company established the Long-Term Stock Incentive Plan (the Stock Plan). The Stock Plan provides for a maximum of 1,200,000 shares of common stock of the Company to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the Stock Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (SAR); and on a limited basis, stock awards. The terms and exercise prices of options and SARs will be established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2006, incentive stock options to purchase a total of 876,816 shares had been granted, and had either been exercised or were outstanding.

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

Prior to the adoption of SFAS 123(R): The following table illustrates the previously disclosed proforma effects on net income and net income per share for the years ended December 31, 2005 and 2004 if the Company had accounted for its stock option plans under the fair value method of accounting under SFAS 123(R) (in thousands, except per share data):

	December 31, 2005	December 31, 2004
Net loss applicable to common stockholders:
As reported	$(8,185)	$(2,785)
Pro forma stock-option based compensation	(582)	(422)

Pro forma net loss applicable to common stockholders	$(8,767)	$(3,207)

Weighted average common shares outstanding
Basic and diluted as reported	20,669	12,621

Net loss per common share
Basic and diluted as reported	$(0.40)	$(0.22)
Basic and diluted pro forma	$(0.42)	$(0.25)

Adoption of SFAS 123(R): For the year ended December 31, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $558,000, which has been allocated to the respective departments based on location of where the employee’s regular compensation is charged as follows (in thousands):

December 31, 2006
Costs of revenue	$11
Selling and promotion	222
General and administrative	284
Research and development	41

Total	$558

UCN received an income tax benefit of $48,000 during 2006 related to stock-based compensation expense and recorded a deferred tax asset of $163,000 (Note 11). The deferred tax asset has a full valuation allowance recorded against it.

The Company recognizes stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest over the requisite service period. The Company estimated the forfeiture rate based on our historical experience and expectations about future forfeitures. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $414,000 and is expected to be recognized over a weighted average period of 3.7 years. UCN adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006; therefore the financial statements from prior periods have not been restated to reflect the impact of adopting this standard. The Consolidated Financial Statements, for the year ended December 31, 2006, reflect the impact of SFAS 123(R).

UCN estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2006, 2005 and 2004:

	December 31, 2006	December 31, 2005	December 31, 2004
Dividend yield	None	None	None
Volatility	71%	46%	63%
Risk-free interest rate	4.65%	4.10%	3.46%
Expected life (years)	3.3	5.0	5.0
Weighted average fair value of grants	$1.32	$0.85	$1.46
Forfeiture rate	5.3%	n/a	n/a

Due to the significant volatility in UCN’s stock price, volatility was calculated based on the term of the option. The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant based on the term of the of the stock option. UCN calculates the expected term for option grants using the short cut method allowed under SAB 107 by averaging the vesting and contractual term for each vesting period. Generally, employee options vest over a period of from one to three years, and expire from four to five years after the date the options were granted.

The following tables summarize all stock option activity during the three-years ended December 31, 2006, 2005 and 2004, respectively (in thousands except per share data):

	Options	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2004	3,432	$2.00 - $5.39	$2.62	$1,875
Granted	759	2.00 - 3.05	2.60
Exercised	(428)	2.00 - 2.50	2.20	$317
Cancelled or expired	(260)	2.00 - 3.05	2.57

Balance at December 31, 2004	3,503	2.00 - 5.39	2.67	$1,319

Granted	1,254	2.00 - 3.00	2.16
Exercised	(65)	2.00 - 2.50	2.40	$22
Cancelled or expired	(1,166)	2.00 - 5.06	3.07

Balance at December 31, 2005	3,526	2.00 - 5.39	2.37	$—

Granted	366	2.00 - 3.17	2.60
Exercised	(314)	2.00 - 2.50	2.39	$157
Cancelled or expired	(415)	2.00 - 3.69	2.33

Balance at December 31, 2006	3,163	$2.00 - $5.39	$2.39	$1,627

UCN received cash proceeds from the exercise of options of $749,000, $148,000, and $943,000 respectively, December 31, 2006, 2005 and 2004.

A summary of the options outstanding and options exercisable at December 31, 2006 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise price range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00 - $2.30	1,553	3.3 years	$2.04	1,007	$2.04
2.31 - 2.66	906	2.3 years	2.50	847	2.50
2.67 - 3.07	510	2.7 years	2.79	466	2.78
$3.08 - $5.39	194	4.7 years	3.71	46	5.39

	3,163	3.1 years	$2.39	2,366	$2.41

Intrinsic value	$1,627			$1,032

A summary of the activity for non-vested share awards as of December 31, 2006, 2005 and 2004, respectively (in thousands, except per share amounts):

	Options	Weighted Average Option Fair Value
Balance at January 1, 2004	686	$1.36
Granted	754	1.46
Vested	(265)	1.40
Cancelled or expired	(215)	1.52

Balance at December 31, 2004	960	1.40
Granted	1,254	0.85
Vested	(611)	1.09
Cancelled or expired	(456)	1.19

Balance at December 31, 2005	1,147	1.05
Granted	366	1.32
Vested	(566)	1.09
Cancelled or expired	(150)	1.28

Balance at December 31, 2006	797	$1.10

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company paid the Chairman of the Board of Directors (the Chairman), for consulting, marketing, and capital raising activities. The Company incurred $55,000, $55,000, and $78,000 in fees associated with these services for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2005, 2004 and 2003, the Company owed the Chairman $5,000, $5,000, and $0, respectively. The Chairman has also provided certain vendors of the Company with his personal guaranty in the amount of up to $800,000, for which UCN has agreed to indemnify him for any losses for which he may become liable.

There have also been several debt arrangements with directors (Note 7), which were repaid during 2006. Interest expense incurred on obligations owed to these directors during 2006, 2005 and 2004, respectively, was approximately $4,000, $274,000 and $219,000.

NOTE 15 – MAJOR SUPPLIERS

Approximately 65 percent, 62 percent, and 70 percent of the Company’s cost of revenue for the years ended December 31, 2006, 2005 and 2004, respectively, was generated from three of the largest United States telecommunication providers. As of December 31, 2006 and 2005, respectively, the Company owed approximately $4.8 million and $4.1 million to these three providers. The Company has entered into contractual agreements with these vendors (Note 16).

NOTE 16 – COMMITMENTS AND CONTINGENCIES

At December 31, 2006, the Company is potentially liable under surety bonds aggregating $156,000 in favor of five municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

At December 31, 2006, as part of the telecommunication service contracts with two of its wholesale providers, the Company agreed to purchase services which obligate UCN for a combined minimum of approximately $500,000 per month until March 2008.

UCN is the subject of certain other legal matters which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of the Company.

NOTE 17 – SEGMENTS

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

For the year ended December 31, 2006, inContact segment revenue of $15.2 million includes $11.2 million of related long distance voice and data services and $4.0 million of inContact technology services. For the year ended December 31, 2005, inContact segment revenue of $5.2 million includes $3.9 million of long distance voice and data services and $1.3 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the year ended December 31, 2006 and 2005 were as follows (in thousands):

	Year Ended December 31, 2006
	Telecom	inContact	Consolidated
Revenue	$67,635	$15,165	$82,800

Cost of revenue	45,897	7,558	53,455
Selling and promotion	8,059	5,989	14,048
General and administrative	9,324	3,740	13,064
Depreciation and amortization	5,380	2,077	7,457
Research and development	—	1,247	1,247

Loss from operations	$(1,025)	$(5,446)	$(6,471)

	Year Ended December 31, 2005
	Telecom	inContact	Consolidated
Revenue	$76,433	$5,154	$81,587

Cost of revenue	51,570	2,633	54,203
Selling and promotion	12,313	828	13,141
General and administrative	12,487	756	13,243
Depreciation and amortization	6,368	829	7,197
Research and development	—	1,308	1,302

Loss from operations	$(6,305)	$(1,200)	$(7,499)

As discussed in Note 2, UCN closed the MyACD acquisition in January 2005. This acquisition is the cornerstone for the inContact suite of services and as such there were no revenues or expenses related to the segment prior to the acquisition, therefore there are no segment results presented for the year ended December 31, 2004.

NOTE 18 – SUBSEQUENT EVENTS

Early in 2007, UCN closed two strategic acquisitions, which significantly augmented the overall suite of services. Through these acquisitions, UCN can now offer companies the ability to monitor customer satisfaction and agent effectiveness through its ECHO™ product as well as efficiently staff their call center using our work force management solution.

BenchmarkPortal, Inc. (ECHO) Acquisition

On February 9, 2007, UCN closed the acquisition of BenchmarkPortal, Inc. (BMP). Through the acquisition UCN acquired a call center survey and analysis business, operated under the name of ECHO™. The ECHO business includes: 1) a customer base; 2) automated survey and analysis software and related service offerings; and 3) the related sales, marketing and technical staff. As consideration for the agreement, UCN paid the following consideration:

•	$500,000 in cash to or for the benefit of the BMP stockholders at closing;

•	1,535,836 shares of its restricted common stock to BMP stockholders;

•

$2.0 million of additional cash to BMP stockholders in 36 equal monthly installments of $55,556, subject to adjustment if monthly recurring revenue during the payout period from customers’ accounts acquired in the transaction do not remain at certain levels, which are adjusted for estimated attrition; and

•

An additional $7.0 million maximum contingent quarterly earn out to BMP stockholders paid on a variable percentage of recurring revenue from the sale of ECHO services during the four-year period after closing in excess of $900,000 per quarter.

Prior to the closing of the acquisition, BMP distributed to its stockholders on a pro rata basis cash and property with a total value of approximately $184,000 into a shareholder representative account to satisfy all remaining liabilities of BMP stockholders. After all liabilities are satisfied under the acquisition agreement, the shareholder representative will distribute all remaining funds to stockholders. In addition, prior to closing the acquisition BMP sold certain assets not used in operating the ECHO business at a total purchase price of $91,000 to BenchmarkPortal, LLC, a Delaware limited liability company formed by certain former officers, directors and principal stockholders of BMP. UCN and BenchmarkPortal have entered into agreements pursuant to which:

•

UCN is entitled to use on an exclusive basis for a term of three years BenchmarkPortal’s “RealityCheck™” service with prospects for UCN services to facilitate the sales effort in exchange for payment to BenchmarkPortal of a fee based on revenue generated by prospects who become customers of UCN following the RealityCheck™ service, and

•

UCN is entitled to offer, for a term of three years, through its sales channel, as an independent sales agent, other services of BenchmarkPortal in exchange for a sales commission equal to a percentage of the revenue generated from the sale, which varies depending on the BenchmarkPortal service sold.

UCN also entered into a consulting agreement with Dr. Jon Anton, BMP’s founder, and employment agreements with Anita Rockwell, BMP’s former president, and David Machin, BMP’s former Chief Technical Officer. UCN also issued to ComVest Capital LLC a warrant to purchase 55,000 shares of common stock at an exercise price of $2.90 per share that expires May 23, 2011 and paid $40,000 in cash consideration for approval of the transaction.

ScheduleQ Acquisition

On October 19, 2006, UCN entered into a Reseller License Agreement with ScheduleQ, LLC. Under the terms of the license agreement, UCN acquired a limited exclusive right and continuing non-exclusive right to market and distribute ScheduleQ software and services to end-users. ScheduleQ software and services consist primarily of a platform-based workforce management system for call centers, which can operate through our inContact service. At the same time UCN entered into a Purchase Option Agreement with ScheduleQ and the members of that limited liability company. On February 9, 2007, UCN exercised it option to purchase ScheduleQ, which closed on February 15, 2007. To complete the transaction, UCN paid former members of ScheduleQ the following consideration:

•

Non-interest bearing promissory notes in the in the aggregate principal amount equal $360,676 paid in 48 equal monthly installments, which are secured by the ScheduleQ software code and any improvements thereto;

•	108,912 restricted common shares of UCN;

•	Paid liabilities of ScheduleQ in the amount of $256,324; and

•	An earn out to be paid over a term of 48 months based on the number of ScheduleQ licenses sold by UCN with a minimum aggregate earn out payment of $100,000 and a maximum of $982,000.

ComVest Capital

On January 31, 2007, UCN amended its Revolving Credit Note and Term Loan Agreement, which eliminated the fixed charge coverage ratio and instituted a combined minimum of $3.0 million of cash and availability under the Revolving Credit Note. Additionally, the amendment also changed the capital expenditure and EBITDA (a non-GAAP measure that was specifically defined in the agreement) financial covenants and delayed the first principal payment until November 2007. In consideration of the amendment, we paid ComVest a fee of $35,000.

UCN, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
2006:
Allowance for uncollectible accounts receivable:	$1,596	$1,095	$945	$1,746

2005:
Allowance for uncollectible accounts receivable:	$1,098	$1,596	$1,098	$1,596

2004:
Allowance for uncollectible accounts receivable:	$2,931	$1,455	$3,288	$1,098