Form 10-Q
period 2007-03-31
UCN INC
filed 2007-05-14
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,365,589 shares of common stock as of May 9, 2007.

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	(unaudited) March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,410	$4,559
Restricted cash	10	10
Accounts and other receivables, net of allowance for uncollectible accounts of $1,562 and $1,746, respectively	9,189	8,996
Other current assets	574	594

Total current assets	13,183	14,159

Property and equipment, net	4,960	4,810
Intangible assets, net	11,148	6,373
Other assets	569	617

Total assets	$29,860	$25,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,236	$720
Trade accounts payable	7,184	8,350
Accrued liabilities	2,342	2,024
Accrued commissions	1,398	1,448
Deferred revenue	136	—

Total current liabilities	12,296	12,542

Long-term debt and revolving credit note	6,827	6,523
Other long-term liabilities and deferred revenue	84	46

Total liabilities	19,207	19,111

Commitments and contingencies (Notes 3, 6, 9, 10 and 12)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,187,257 and 25,385,031 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	55,588	50,071
Warrants and options outstanding	1,230	1,268
Accumulated deficit	(46,168)	(44,494)

Total stockholders’ equity	10,653	6,848

Total liabilities and stockholders’ equity	$29,860	$25,959

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(unaudited)

(in thousands except per share data)

	Three months ended March 31,
	2007	2006
Revenue	$19,820	$22,622

Operating expenses:
Costs of revenue (excluding depreciation and amortization shown separately below)	11,537	15,483
Selling and promotion	3,850	3,618
General and administrative	3,699	3,258
Depreciation and amortization	1,792	1,879
Research and development	428	309

Total operating expenses	21,306	24,547

Loss from operations	(1,486)	(1,925)

Other income (expense):
Interest income	15	40
Interest expense	(200)	(258)

Total other expense, net	(185)	(218)

Net loss before income taxes	(1,671)	(2,143)

Income tax expense	3	—

Net loss	$(1,674)	$(2,143)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	26,309	23,117

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Warrants/ Options Outstanding	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2007	25,385	$3	$50,071	$1,268	$(44,494)	$6,848

Exercise of stock options to purchase common shares	120	—	302	—	—	302
Stock-based compensation	—	—	196	—	—	196
Warrant issued in conjunction with consulting agreement	—	—	—	68	—	68
Warrants issued to lender for approval of BenchmarkPortal acquisition (Note 3)	—	—	—	83	—	83
Shares issued due to cashless warrant exercise	37	—	189	(189)	—	—
Issuance of common shares in conjunction with BenchmarkPortal acquisition (Note 3)	1,536	—	4,500	—	—	4,500
Issuance of common shares in conjunction with ScheduleQ acquisition (Note 3)	109	—	330	—	—	330
Net loss	—	—	—	—	(1,674)	(1,674)

Balance at March 31, 2007	27,187	$3	$55,588	$1,230	$(46,168)	$10,653

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,674)	$(2,143)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisitions):
Depreciation and amortization	1,792	1,879
Amortization of note financing costs	36	33
Stock-based compensation	196	153
Changes in operating assets and liabilities (net effects of acquisitions):
Accounts and other receivables, net	394	(556)
Other current assets	124	33
Other non-current assets	29	(11)
Trade accounts payable	(1,299)	(938)
Accrued liabilities	356	88
Accrued commissions	(50)	(28)
Deferred revenue	(227)	—

Net cash used in operating activities	(323)	(1,490)

Cash flows from investing activities:
Decrease in restricted cash	—	(167)
Acquisition of BenchmarkPortal, Inc.	(500)	—
Contingent purchase price payments to BenchmarkPortal stockholders	(56)	—
Direct acquisition costs	(220)	—
Purchases of property and equipment	(438)	(163)

Net cash used in investing activities	(1,214)	(330)

Cash flows from financing activities:
Net borrowings and payments under line of credit	500	174
Principal payments on long-term debt	(158)	(898)
Principal payments on long-term debt assumed in conjunction with the acquisition of ScheduleQ	(256)	—
Proceeds from exercise of options and warrants	302	10
Private placement offering, net of offering costs	—	(7)

Net cash provided by (used in) financing activities	388	(721)

Net decrease in cash and cash equivalents	(1,149)	(2,541)
Cash and cash equivalents at the beginning of the period	4,559	5,471

Cash and cash equivalents at the end of the period	$3,410	$2,930

(continued)

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006
Supplemental cash flow information:
Cash paid for interest	$190	$284
Cash paid for taxes	$8	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock related to acquisition of BenchmarkPortal Inc. (Note 3)	$4,500	$—
Warrants issued to lender for approval of BenchmarkPortal acquisition (Note 3)	83	—
Fee charged by lender for approval of BenchmarkPortal acquisition applied to revolving credit facility (Note 3)	40	—
Issuance of common stock related to ScheduleQ acquisition (Note 3)	330	—
Issuance of long-term debt related to the acquisition of ScheduleQ (Note 3)	302	—
Assumption of long-term debt issued to the acquisition of ScheduleQ (Note 3)	256	—
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	35	—
Cashless warrant exercise (Note 8)	189	—
Warrant issued in conjunction with consulting agreement	68	—
Property and equipment included in accounts payable	17	—
Property and equipment financed with capital lease obligations	—	196

(concluded)

During the first quarter of 2007, UCN completed two acquisitions and acquired all outstanding equity of BenchmarkPortal, Inc. and ScheduleQ, LLC. See Note 3 for a complete listing of assets acquired and liabilities assumed through these acquisitions.

See notes to condensed consolidted financial statements

UCN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim financial statements of UCN, Inc. and its subsidiaries (collectively “UCN”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 28, 2007. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

UCN experienced net losses of $1.7 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. The primary factors affecting operations during the first quarter of 2007 were: 1) continued investments in the promotion and development of inContact to bring these services to market; 2) $1.8 million of depreciation and amortization; and 3) $196,000 of non-cash stock-based compensation expense (Note 9).

UCN’s working capital surplus of $1.6 million at December 31, 2006 decreased to $887,000 at March 31, 2007. The primarily reason for the decrease was a $1.3 million reduction in accounts payable that was offset by a $500,000 increase in the current portion of long-term debt. However, the available borrowings under the revolving credit facility increased $1.0 million to $3.2 million at March 31, 2007 compared to only $2.2 million available at December 31, 2006.

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

UCN has taken the following actions to ensure that UCN will be able to meet its obligations:

•

In February 2007, UCN closed two acquisitions (Note 3), which improve the overall product offering suite that the Company can offer to existing and potential customers. With these new products, UCN provides customers the ability to monitor agent effectiveness through its customer survey tools and the ability to efficiently monitor their agent needs. These new service offerings provide UCN additional contact and service opportunities to potential customers as well as provide up-sale opportunities to existing customers. During the first quarter, these acquisitions added an additional $535,000 of higher-margin inContact revenue.

•

The inContact segment experienced its ninth consecutive quarter of revenue growth, which increased to $6.1 million during the quarter, a 105% increase from the same period in 2006. This increase was a result of the selling and promotion effort we have undertaken to bring these products to market. Revenue for the quarter increased over 30% compared to the same period in 2006. Excluding the $535,000 in revenue from the acquisitions, the segment increased 87% compared to the first quarter of 2006. UCN expects to continue to see significant revenue growth in the inContact segment in 2007, which we believe will be enhanced through the BenchmarkPortal and ScheduleQ acquisitions.

For the three months ended March 31, 2007, the inContact segment revenue of $6.1 million includes $3.9 million of related long distance voice and data services and $2.2 million of inContact technology services. For the three months ended March 31, 2006, the inContact segment revenue of $3.0 million includes $2.3 million of long distance voice and data services and $700,000 of inContact technology services.

In addition, in April 2007, ComVest converted the entire $3.4 million convertible note balance into UCN common shares. This conversion will save UCN an estimated $468,000 in cash payments during 2007 and will significantly improve the current ratio in future periods by eliminating the associated current portion of long-term debt.

Management believes these actions will allow UCN to have sufficient cash flows available to meet short-term requirements and to enable UCN to continue as a going concern.

NOTE 2 – ACCOUNTING POLICIES

Adoption of New Accounting Pronouncements

Adoption of FIN 48: In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s condensed consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

Recent Accounting Pronouncements

Issuance of SFAS 159: In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain nonfinancial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS 159, but does not expect it to have a material impact on its financial position, results of operations, cash flows or disclosures.

NOTE 3 – ACQUISTIONS

BenchmarkPortal, Inc. Acquisition

On February 9, 2007, UCN closed the acquisition of BenchmarkPortal, Inc. to enhance and expand the services offered under the inContact suite of services. Through the acquisition of 100% of BenchmarkPortal’s outstanding stock, UCN acquired a call center survey and analysis business, operated under the name of EchoTM. The Echo business includes: 1) a customer base; 2) automated survey and analysis software and related service offerings; and 3) the related sales, marketing and technical staff. As consideration for the agreement, UCN paid the following consideration:

•	$500,000 in cash to or for the benefit of the BenchmarkPortal stockholders at closing; and

•	$4,500,000 by issuing 1,535,836 shares of its restricted common stock to BenchmarkPortal stockholders.

In addition to the amounts paid at closing, UCN agreed to pay contingent purchase price payments to BenchmarkPortal stock holders in the following amounts:

•

$2.0 million of additional contingent purchase price cash payments to BenchmarkPortal stockholders in 36 equal monthly installments of $55,556, subject to adjustment if monthly recurring revenue during the payout period from customers’ accounts acquired in the transaction do not remain at certain levels, which are adjusted for estimated attrition; and

•

An additional $7.0 million maximum contingent quarterly earn out to BenchmarkPortal stockholders paid on a variable percentage of recurring revenue from the sale of Echo services during the four-year period after closing in excess of $900,000 per quarter.

During the first quarter of 2007, UCN paid $55,556 in contingent purchase price payments as described above to BenchmarkPortal stockholders. No earn out payments were made during the first quarter of 2007.

The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$623
Property, plant and equipment	255
Intangibles	5,043

Total assets acquired	5,921

Current liabilities	(203)
Accrued direct acquisition costs	(308)
Deferred revenue	(363)
Other long-term liabilities	(47)

Total liabilities assumed	(921)

Purchase price	$5,000
Cash paid	$500
UCN common stock issued	4,500

Purchase price	$5,000

ScheduleQ, LLC Acquisition

On October 19, 2006, UCN entered into a Reseller License Agreement with ScheduleQ, LLC. Under the terms of the license agreement, UCN acquired a limited exclusive right and continuing non-exclusive right to market and distribute ScheduleQ software and services to end-users. ScheduleQ software and services consist primarily of a platform-based workforce management system for call centers, which can operate through the inContact service. At the same time UCN entered into a Purchase Option Agreement with ScheduleQ and the members of that limited liability company. On February 9, 2007, UCN exercised it option to purchase 100% of the outstanding ownership of ScheduleQ, LLC. The acquisition closed on February 15, 2007. To complete the transaction, UCN paid former members of ScheduleQ the following consideration:

•	$360,676 in non-interest bearing promissory notes to be paid in 48 equal monthly installments that are secured by the software code and any improvements thereto;

•	$330,000 by issuing 108,912 restricted common shares of UCN; and

•	$256,324 in notes assumed and paid subsequently to closing.

In addition to the amounts paid at closing, UCN agreed to pay contingent purchase price to ScheduleQ stock holders in the following amounts:

•	An earn out to be paid over a term of 48 months based on the number of licenses sold by UCN with a minimum aggregate earn out payment of $100,000 and a maximum of $982,000.

The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Property, plant and equipment	$4
Intangibles	919

Total assets acquired	923

Accrued direct acquisition costs	(35)
Assumed notes payable	(256)
Note payable issued	(302)

Total liabilities assumed	(593)

Purchase price	$330

UCN common stock issued	$330

The Company has accounted for both the BenchmarkPortal and ScheduleQ transactions using the purchase method of accounting, and has included the operating results of each business in UCN’s condensed consolidated statements of operations since the respective date of each acquisition. Management has allocated the purchase price to the acquired tangible and intangible assets and liabilities based on their respective fair values. Management has utilized an independent valuation specialist to assist in estimating the fair values. The following unaudited pro forma financial information presents operating results as if both acquisitions had occurred at the beginning of the respective periods (in thousands except per share data):

	Three months ended March 31,
	2007	2006
Net revenue	$20,251	$23,270
Net loss	(1,702)	(2,227)
Basic and diluted net loss per share	$(0.06)	$(0.10)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of intangible assets arising from the acquisition, additional interest expense as a result of issuing the promissory notes, and depreciation on certain items of equipment acquired. The results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective years, or of results to be achieved in the future.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$13,438	$3,057	$15,684	$12,777	$2,907
Technology and patents	10,314	5,107	5,207	7,980	4,540	3,440
Trade name and trade marks	1,213	—	1,213	—	—	—
Goodwill	1,457	—	1,457	—	—	—
Non-compete agreement	376	162	214	154	128	26

	$29,855	$18,707	$11,148	$23,818	$17,445	$6,373

In conjunction with the BenchmarkPortal acquisition (Note 3), UCN recorded the following intangibles (in thousands):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$1,634	5	Straight line
Goodwill	1,300	Indefinite	Impairment review
Trade name and trade marks	1,194	Indefinite	Impairment review
Customer lists acquired	736	10	Accelerated
Non-compete agreement	179	3	Straight line

Total	$5,043

Also, in conjunction with the BenchmarkPortal acquisition (Note 3), UCN agreed to pay BenchmarkPortal stockholders monthly installments of $55,556 in contingent purchase price payments, subject to adjustment if monthly recurring revenue during the payout period from specified customer accounts acquired does not remain at certain levels, which are adjusted for estimated attrition. During the first quarter, UCN paid BenchmarkPortal stockholders a total of $55,556 in contingent purchase price payments that was recorded to goodwill.

In conjunction with the ScheduleQ acquisition (Note 3), UCN recorded the following intangibles (in thousands):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$699	8	Straight line
Goodwill	102	Indefinite	Impairment review
Customer lists acquired	75	5	Accelerated
Non-compete agreement	43	2	Straight line

Total	$919

The goodwill recorded in conjunction with these acquisitions is not deductible for income tax purposes.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31 2007	December 31, 2006
Accrued payroll and other compensation	$1,089	$656
Accrued payphone and carrier charges	789	782
Current portion of operating lease obligations	207	250
Accrued professional fees	128	164
Other	129	172

	$2,342	$2,024

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, UCN paid the Chairman of the Board of Directors (Chairman), $5,000 per month for consulting, marketing, and capital raising activities. The Chairman has also provided certain vendors with his personal guaranty in the amount of up to $800,000, for which UCN has agreed to indemnify the Chairman for any losses for which he may become liable.

NOTE 7 – LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Convertible term note to ComVest Capital, LLC of $4.5 million, bearing interest at a fixed 9.0 percent, there are no principal payments due through November 2007 after which the loan requires monthly principal payments of $125,000 with any unpaid amounts due on May 2010, outstanding principal amount is convertible to common stock at $3.00 per share (Note 13)	$3,380	$3,380
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent, there are no requirements to repay outstanding principal payments until May 2010	3,833	3,258
Promissory notes payable to former ScheduleQ, LLC shareholders, interest imputed at 9.0 percent, payable monthly, secured by the software code acquired and any improvements thereto. Principal payments due monthly, final principal payment due February 15, 2011 (Note 3)	298	—
Capital Leases	979	1,042

	8,490	7,680
Current portion of long-term debt, net of debt discounts of $149	(543)	(84)
Current portion of capital lease payments	(693)	(636)
Debt discounts on convertible term note and revolving credit note	(427)	(437)

	$6,827	$6,523

NOTE 8 – CAPITAL TRANSACTIONS

In January 2007, UCN amended the convertible term note and revolving credit note agreement. In conjunction with this amendment, UCN issued warrants to ComVest Capital, LLC to purchase 55,000 shares of common stock at $2.90 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $83,000 with an assumed expected volatility of 58.21%, a risk-free rate of return of 4.87%, no dividend yield, and an expected life of 4.3 years. These warrants were included in a registration statement filed with the SEC on Form S-1 to register for resale on April 6, 2007. The registration statement became effective on April 19, 2007.

In conjunction with the BenchmarkPortal acquisition, UCN entered a consulting agreement with the founder of BenchmarkPortal and issued warrants to purchase a total of 60,000 share of UCN common stock at $2.95 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $68,000 with an assumed expected volatility of 48.63%, a risk-free rate of return of 4.76%, no dividend yield, and an expected life of 3.0 years. This amount will be expensed as a consulting expense over the six month term of the agreement.

During the first quarter of 2007, former employees and two members of UCN’s Board of Directors exercised options to purchase a total of 120,668 shares of common stock and UCN received total proceeds of $302,000.

In March 2007, a warrant holder converted 164,125 warrants in a cashless exercise into 36,810 shares of UCN common stock.

In conjunction with the BenchmarkPortal acquisition that was closed in February 2007, UCN issued a total of 1,535,836 shares of its restricted common stock to BenchmarkPortal stockholders (Note 3).

In conjunction with the ScheduleQ acquisition that was closed in February 2007, UCN issued a total of 108,912 shares of its restricted common stock to ScheduleQ stockholders (Note 3).

NOTE 9 – STOCK-BASED COMPENSATION

The Condensed Consolidated Financial Statements, for the three months ended March 31, 2007 and 2006, reflect the impact of SFAS 123(R). UCN has allocated the compensation to the respective departments based on location of where the employee’s regular compensation is charged as follows (in thousands):

	For the three months ended March 31,
	2007	2006
Costs of revenue	$1	$2
Selling and promotion	74	59
General and administrative	107	80
Research and development	14	12

Total	$196	$153

UCN estimated the fair value of options granted under its employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006
Dividend yield	None	None
Volatility	59%	79%
Risk-free interest rate	4.47%	4.64%
Expected life (years)	3.5	4.4
Weighted average fair value of option grants	$1.63	$1.32
Forfeiture rate	5.3%	5.3%

The following tables summarize all stock option activity during the three months ended March 31, 2007 and 2006, respectively (in thousands, except per share data):

	Options	Price range ($)	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2007	3,163	$2.00 -$5.39	$2.39	$1,627
Granted	1,285	2.93 - 3.63	3.49
Exercised	(120)	2.50	2.50	148
Cancelled or expired	(67)	2.50 - 3.17	2.62

Balance at March 31, 2007	4,261	$2.00 -$5.39	$2.37	$4,390

	Options	Price range ($)	Weighted Average Exercise Price ($)	Intrinsic Value
Balance at January 1, 2006	3,526	$2.00 -$5.39	$2.37	$1,627
Granted	128	2.00 - 2.18	2.22
Exercised	(5)	2.00	2.00	2
Cancelled or expired	(160)	2.00 - 3.69	2.39

Balance at March 31, 2006	3,489	$2.00 -$5.39	$2.37	$717

A summary of the options outstanding and options exercisable at March 31, 2007 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise price range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00-$2.30	1,552	2.7 years	$2.04	1,011	$2.03
$2.31-$2.66	733	1.9 years	2.50	734	2.49
$2.67-$3.07	575	2.8 years	2.81	483	2.79
$3.08-$5.39	1,401	3.2 years	3.54	46	5.39

	4,261	2.5 years	$2.72	2,274	$2.41

Intrinsic Value	$2,896			$3,081

A summary of the activity for non-vested share awards as of March 31, 2007 and changes during the three month period is as follows (in thousands, except per share amounts):

	Options	Weighted Average Option Fair Value
Balance at January 1, 2007	797	$1.10
Granted	1,285	1.63
Vested	(67)	1.37
Cancelled or expired	(28)	1.44

Balance at March 31, 2007	1,987	$1.43

As of March 31, 2007 and 2006, there was $1,088 and $652,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under UCN’s stock option plans. That cost is expected to be recognized over a weighted average period of 4.5 and 3.2 years, respectively.

NOTE 10 – MAJOR SUPPLIERS

Approximately 58% and 67% of UCN’s cost of revenue for the three months ended March 31, 2007 and 2006, respectively, was generated from three of the largest U.S. telecommunication service providers. UCN owed $2.9 million and $4.8 million to these three providers as of March 31, 2007 and December 31, 2006, respectively.

NOTE 11 – SEGMENTS

UCN manages its business based on two customer segments: Telecom and inContact. The Telecom segment includes all voice and data long distance services provided to customers not utilizing any inContact services. The inContact segment includes revenues from customers using any inContact services as well as their long distance voice and data services. InContact services include automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting. In mid February 2007, UCN closed two strategic acquisitions which have been added to the inContact segment. The BenchmarkPortal, Inc. acquisition allows us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ, LLC acquisition allows UCN to provide its customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augment UCN’s all-in-one hosted inContact solution.

For the three months ended March 31, 2007, the inContact segment revenue of $6.1 million includes $3.9 million of related long distance voice and data services and $2.2 million of inContact technology services. For the three months ended March 31, 2006, the inContact segment revenue of $3.0 million includes $2.3 million of long distance voice and data services and $700,000 of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31, 2007
	Telecom	inContact	Consolidated
Revenue	$13,749	$6,071	$19,820

Costs of revenue (excluding depreciation and amortization shown seperately below)	8,926	2,611	11,537
Selling and promotion	1,739	2,111	3,850
General and administrative	2,248	1,451	3,699
Depreciation and amortization	1,116	676	1,792
Research and development	—	428	428

Loss from operations	$(280)	$(1,206)	$(1,486)

	Three Months Ended March 31, 2006
	Telecom	inContact	Consolidated
Revenue	$19,667	$2,955	$22,622

Costs of revenue (excluding depreciation and amortization shown seperately below)	13,914	1,569	15,483
Selling and promotion	2,220	1,398	3,618
General and administrative	2,554	704	3,258
Depreciation and amortization	1,389	490	1,879
Research and development	—	309	309

Loss from operations	$(410)	$(1,515)	$(1,925)

NOTE 12 – SUBSEQUENT EVENTS

On April 18, 2007, ComVest Capital exercised its right to convert the term note to common stock. UCN issued 1,126,664 shares of common stock on conversion of approximately $3.4 million in principal amount of the convertible term note and paid, in cash, $15,210 of interest and $2 on a fractional share to ComVest in complete payment and satisfaction of that note. The shares of common stock issued to ComVest Capital were previously registered for resale under a registration statement on Form S-1 filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of presentation

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2006 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in UCN’s 2006 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission.

Overview

UCN, Inc. (“UCN” or the “Company”) offers a wide range of hosted contact handling and performance management software services, in addition to a variety of connectivity options for carrying an inbound call into its inContact™ suite of services or linking agents to inContact, including dedicated T1s, IP connectivity, toll free and inbound local numbers. We sell telecom services unbundled from our inContact service offering, including, dedicated, switched, toll free, and data lines at competitive prices with superior service levels.

UCN is a “Network Applications Provider” that provides on-demand, hosted, contact handling software (through our inContact applications suite of services) and business telecommunication services delivered over our own, proprietary national Voice over Internet Protocol Network (VoIP Network). The inContact application suite includes an integrated package of advanced contact handling, reporting and administration applications and performance monitoring and management tools along with a unique rapid application development tool.

We offer a set of traditional connectivity products, which include the dedicated voice T1 product, the Intelligent-T™, VoIP connectivity services and our switched 1+ services, that enable our customer sites to connect to UCN’s VoIP Network and gain access to our inContact services. Our customers publish toll free and inbound local numbers to their customer base, enabling inbound callers to be handled through the inContact applications embedded in the VoIP Network. Our distribution channels pursue multiple marketing avenues, including using independent agents, value-added resellers and direct and inside sales forces.

Results of Operations

Revenue

Total revenues decreased $2.8 million or 12% to $19.8 million for the three months ended March 31, 2007 from $22.6 million compared to the same period in 2006. The decrease is primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006. These losses were offset by increases in inContact segment revenue, which were $6.1 million for the quarter compared to $3.0 million during the same period in 2006. In mid February 2007, UCN closed two strategic acquisitions which added $535,000 of additional revenue to our inContact segment. The BenchmarkPortal, Inc. acquisition allows us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ acquisition allows us to provide our customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augment our all-in-one hosted inContact solution.

We continue focusing marketing efforts on providing on-demand contact center hosted solution and business telecommunications services delivered over our national VoIP network. We believe the opportunity to increase revenues through the sale of enhanced telecommunications services to business customers is much greater than through the sale of traditional long distance services to residential customers. We have developed a menu of enhanced communication services that we are marketing to our existing and potential customers through our multiple sales channels. As a result of these changes, we are experiencing a transition in sales mix, which will continue with the addition of new products and features.

Costs of revenue

Costs of revenue decreased $3.9 million or 25% to $11.5 million for the three months ended March 31, 2007 from $15.5 million for the same period in 2006. Consistent with other telecommunication companies, we do not included amortization and depreciation in our calculation of costs of revenue. Costs of revenue as a percentage of revenue improved to 58.2% during the quarter compared to 68.4% in the same period in 2006. We have continued to improve our cost of revenue as a percentage of revenue percentage by implementing cost cutting measures, increasing higher margin inContact revenue, and terminating our relationship with large-volume low-margin customers.

As noted above, we continue to focus most of our marketing efforts on promoting our inContact technology services which carry significantly higher margins than the traditional long distance services. As a result, we expect continued improvements in margins from the sales of these technology services as we add higher gross margin inContact customers. We continue to support our telecom reseller channel that markets our telecom products to business users and encourage those resellers to refer inContact opportunities to us.

Selling and promotion

Selling and promotion expenses increased 6% or $232,000 to $3.9 million during the three months ended March 31, 2007, from $3.6 million during the same period in 2006 primarily due to an overall increase in the number of sales and lead generation activities. Our sales force grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the quarter.

General and administrative

General and administrative expenses for the three months ended March 31, 2007 increased 14% or $441,000 to $3.7 million compared to $3.3 million in the same period in 2006. The increase is primarily due to an overall increase in salaries and benefits during the year due to the growth of the company. Our general and administrative staff grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the quarter.

Segment Reporting

We manage our business based on two customer segments: Telecom and inContact. The Telecom customer segment includes all voice and data long distance services provided to customers not utilizing any inContact services. The inContact customer segment includes revenues from customers using any inContact services as well as their related long distance voice and data services. The inContact segment services include automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting. In mid February 2007, UCN closed two strategic acquisitions which have been added to our inContact segment. The BenchmarkPortal, Inc. acquisition allows us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ, LLC acquisition allows us to provide our customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augment our all-in-one hosted inContact solution. We will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

inContact Customer Segment

The inContact segment experienced its ninth consecutive quarter of revenue growth, which increased to $6.1 million during the quarter, which is a 105% increase from the same period in 2006 as a result of the selling and promotion effort we have undertaken to bring these products to market. The BenchmarkPortal and ScheduleQ acquisitions that were closed during mid February added an additional $535,000 of revenue during the quarter. Excluding the $535,000 in revenue from the acquisitions, the segment increased 87% compared to the first quarters of 2006.

For the three months ended March 31, 2007, the inContact segment revenue of $6.1 million includes $3.9 million of related long distance voice and data services and $2.2 million of inContact technology services. For the three months ended March 31, 2006, the inContact segment revenue of $3.0 million includes $2.3 million of long distance voice and data services and $700,000 of inContact technology services.

Costs of revenue as a percentage of revenue improved during the three months ended March 31, 2007 to 43.0% from 53.1% during the same period in 2006. These significant improvements are primarily due to closing higher margin inContact deals with new customers. We anticipate that margins will continue to improve as we add customers with more inContact technology services. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased 105% during the quarter compared to the same period in 2006. We also continue to develop the services provided in the segment by investments in research and development. During the quarter, we spent $428,000 in research and development costs.

Telecom Customer Segment

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased 30% during the quarter compared to the same period in 2006. These decreases were primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006 as well as up selling inContact services to several legacy Telecom customers. When an existing Telecom customer “turns up” inContact services, all of their Telecom revenue is moved to the inContact segment. We expect that revenue from the Telecom Segment will continue to decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment.

With the decline in revenues from the segment, we have been able to reduce overall costs in the segment. Our costs of revenue decreased 36% during the quarter compared to the same period in 2006. Net loss from operations for the segment decreased 31% to $281,000 from $407,000 during the same period in 2006.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2007 was $323,000 primarily due a significant decrease in trade accounts payable of $1.3 million which was partially offset by a decrease in accrued liabilities. Our net loss of $1.7 million includes: 1) $1.8 million of depreciation and amortization; and 2) stock-based compensation expense of $196,000 of non-cash stock-based compensation. Net cash used in investing activities was $1.2 for the three months ended March 31, 2007, which was made up of: 1) $686,000 paid in conjunction with the acquisition of BenchmarkPortal, and 2) $438,000 in purchases of property and equipment. Net cash provided by financing activities was $338,000 for the three months ended March 31, 2007 primarily due to: 1) $500,000 draw on the revolving line of credit, 2) $301,000 received from the exercise of stock options. The cash increases from financing activities were partially offset by: 1) $256,000 paid in conjunction with debt assumed in the ScheduleQ acquisition, and $157,000 of other payments on long-term debt.

In January 2007, UCN amended the convertible term note and revolving credit note agreement. In conjunction with this amendment, UCN issued warrants to ComVest Capital, LLC to purchase 55,000 shares of common stock at $2.90 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $83,000 with an assumed expected volatility of 58.21%, a risk-free rate of return of 4.87%, no dividend yield, and an expected life of 4.3 years. These warrants were included in a registration statement filed with the SEC on Form S-1 to register for resale on April 6, 2007. The registration statement became effective on April 19, 2007.

In conjunction with the BenchmarkPortal acquisition, UCN entered a consulting agreement with the founder of BenchmarkPortal and issued warrants to purchase a total of 60,000 share of UCN common stock at $2.95 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $68,000 with an assumed expected volatility of 48.63%, a risk-free rate of return of 4.76%, no dividend yield, and an expected life of 3.0 years.

During the first quarter of 2007, former employees and two members of UCN’s Board of Directors exercised options to purchase a total of 120,668 shares of common stock and UCN received total proceeds of $302,000.

In March 2007, a warrant holder converted 164,125 warrants in a cashless exercise into 36,810 shares of UCN common stock.

In conjunction with the BenchmarkPortal acquisition that was closed in February 2007, UCN issued a total of 1,535,836 shares of its restricted common stock to BenchmarkPortal stockholders.

In conjunction with the ScheduleQ acquisition that was closed in February 2007, UCN issued a total of 108,912 shares of its restricted common stock to ScheduleQ stockholders.

Our current ratio as of March 31, 2007 decreased slightly to 1.07:1 from 1.19:1 at December 31, 2006. The primarily reason for the decrease is due to a $1.7 million decrease in accounts receivable and $1.1 million in overall cash balances, These decreases in current assets were offset by a $1.5 million decrease in accounts payable during the quarter offset a by an increase in current portion of long-term debt. At March 31, 2007, we had $3.2 million of remaining available borrowing under the revolving credit facility compared to only $2.2 million available at December 31, 2006. As noted above, in April 2007, ComVest converted the entire convertible note, which will save UCN approximately $468,000 in cash payments during 2007 and will significantly improve the current ratio by eliminating the associated current portion of long-term debt.

We experienced net losses of $1.7 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. The primary factors affecting operations during the first quarter of 2007 were: 1) continued investments in the promotion and development of inContact to bring these services to market; 2) $1.8 million of depreciation and amortization; and 3) $196,000 of non-cash stock-based compensation expense (Note 9).

Our working capital surplus of $1.6 million at December 31, 2006 decreased to $887,000 at March 31, 2007. The primarily reason for the decrease was a $1.3 million reduction in accounts payable that was offset by a $500,000 increase in the current portion of long-term debt. However, the available borrowings under our revolving credit facility increased $1.0 million to $3.2 million at March 31, 2007 compared to only $2.2 million available at December 31, 2006.

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

We have taken the following actions to ensure that we will be able to meet its obligations:

•

In February 2007, we closed two acquisitions (Note 3), which improve the overall product offering suite that the Company can offer to existing and potential customers. With these new products, we provide customers the ability to monitor agent effectiveness through its customer survey tools and the ability to efficiently monitor their agent needs. These new service offerings provide us additional contact and service opportunities to potential customers as well as provide up-sale opportunities to existing customers. During the first quarter, these acquisitions added an additional $535,000 of higher-margin inContact revenue.

•

Our inContact segment experienced its ninth consecutive quarter of revenue growth, which increased to $6.1 million during the quarter, a 105% increase from the same period in 2006. This increase is a result of the selling and promotion effort we have undertaken to bring these products to market. Revenue for the quarter increased over 30% compared to the same period in 2006. Excluding the $535,000 in revenue from the acquisitions, the segment increased 87% compared to the first quarter of 2006. We expect to continue to see significant revenue growth in the inContact segment in 2007, which we believe will be enhanced through the BenchmarkPortal and ScheduleQ acquisitions.

For the three months ended March 31, 2007, the inContact segment revenue of $6.1 million includes $3.9 million of related long distance voice and data services and $2.2 million of inContact technology services. For the three months ended March 31, 2006, the inContact segment revenue of $3.0 million includes $2.3 million of long distance voice and data services and $700,000 of inContact technology services.

In addition, in April 2007, ComVest converted the entire $3.4 million convertible note balance into UCN common shares. This conversion will save us an estimated $468,000 in cash payments during 2007 and will significantly improve the current ratio in future periods by eliminating the associated current portion of long-term debt.

We believe these actions will allow us to have sufficient cash flows available to meet short-term requirements and to enable us to continue as a going concern.

Critical accounting policies and estimates

A summary of our other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, retirement plans, income taxes, environmental and other contingencies as well as asset impairment, inventory valuation and collectibility of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

Adoption of New Accounting Pronouncements

Adoption of FIN 48: In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s condensed consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

Recent Accounting Pronouncements

Issuance of SFAS 159: In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain nonfinancial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS 159, but does not expect it to have a material impact on its financial position, results of operations, cash flows or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at March 31, 2007 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2007. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated disclosure controls and procedures on March 31, 2007. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its quarterly report on Form 10-Q for the three months ended March 31, 2007.

During the three months ended March 31, 2007 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1A. RISK FACTORS

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by UCN, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting customer marketing and rebate programs or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed below, as well as other factors set forth under the “Item 1A. Risk Factors” in our Annual Report on Form 10-K for 2006, actual results may differ from those in the forward-looking statements.

ITEM 6. EXHIBITS

Exhibit No.	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	UCN Reports First Quarter 2007 Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date: May 14, 2007	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: May 14, 2007	By:	/s/ Brian S. Moroney
Brian S. Moroney
Principal Financial and Accounting Officer