Form 10-Q
period 2007-06-30
UCN INC
filed 2007-08-14
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,431,589 shares of common stock as of August 14, 2007.

ITEM NUMBER AND CAPTION

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	(unaudited) June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,394	$4,559
Restricted cash	—	10
Accounts and other receivables, net of allowance for uncollectible accounts of $1,654 and $1,746, respectively	9,441	8,996
Other current assets	477	594

Total current assets	12,312	14,159
Property and equipment, net	5,386	4,810
Intangible assets, net	10,335	6,373
Other assets	530	617

Total assets	$28,563	$25,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$603	$720
Trade accounts payable	7,137	8,350
Accrued liabilities	2,156	2,024
Accrued commissions	1,277	1,448
Deferred revenue	117	—

Total current liabilities	11,290	12,542
Long-term debt and revolving credit note	3,972	6,523
Other long-term liabilities and deferred revenue	55	46

Total liabilities	15,317	19,111

Commitments and contingencies (Notes 3, 7, 9 and 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,428,589 and 25,385,031 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	59,643	50,071
Warrants and options outstanding	1,330	1,268
Accumulated deficit	(47,730)	(44,494)

Total stockholders’ equity	13,246	6,848

Total liabilities and stockholders’ equity	$28,563	$25,959

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$19,975	$20,968	$39,795	$43,590
Operating expenses:
Costs of revenue (excluding depreciation and amortization shown separately below)	11,128	13,580	22,665	29,063
Selling and promotion	4,102	3,432	7,952	7,050
General and administrative	4,164	3,223	7,862	6,478
Depreciation and amortization	1,495	1,865	3,288	3,744
Research and development	447	352	875	664

Total operating expenses	21,336	22,452	42,642	46,999

Loss from operations	(1,361)	(1,484)	(2,847)	(3,409)
Other income (expense):
Interest income	3	42	18	82
Interest expense	(202)	(326)	(402)	(584)
Loss on early extinguishment of debt	—	(364)	—	(364)

Total other expense	(199)	(648)	(384)	(866)

Loss before income taxes	(1,560)	(2,132)	(3,231)	(4,275)
Income tax expense	2	8	5

Net loss	$(1,562)	$(2,140)	$(3,236)	$(4,283)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.09)	$(0.12)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	28,166	24,053	27,243	23,588

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Warrants/ Options Outstanding	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2007	25,385	$3	$50,071	$1,268	$(44,494)	$6,848
Exercise of stock options to purchase common shares	235	—	574	—	—	574
Stock-based compensation	—	—	599	—	—	599
Warrant issued in conjunction with consulting agreement	—	—	—	68	—	68
Warrants issued to lender for approval of BenchmarkPortal acquisition (Note 3)	—	—	—	83	—	83
Shares issued due to cashless warrant exercise	37	—	189	(189)	—	—
Issuance of common shares in conjunction with BenchmarkPortal acquisition (Note 3)	1,536	—	4,500	—	—	4,500
Issuance of common shares in conjunction with ScheduleQ acquisition (Note 3)	109	—	330	—	—	330
Conversion of ComVest convertible term note	1,127	—	3,380	—	—	3,380
Warrants issued in conjunction with investor relations agreement	—	—	—	100	—	100
Net loss	—	—	—	—	(3,236)	(3,236)

Balance at June 30, 2007	28,429	$3	$59,643	$1,330	$(47,730)	$13,246

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,236)	$(4,283)
Adjustments to reconcile net loss to net cash used in operating activities (net of effects of acquisitions):
Depreciation and amortization	3,288	3,744
Amortization of note financing costs	379	83
Stock-based compensation	599	297
Warrants issued for consulting services	143	—
Loss on early extinguishment of debt	—	364
Changes in operating assets and liabilities (net effects of acquisitions):
Accounts and other receivables, net	142	944
Other current assets	179	69
Other non-current assets	(259)	33
Trade accounts payable	(1,471)	(2,774)
Accrued liabilities	141	(289)
Accrued commissions	(171)	(89)
Deferred revenue	(246)	—

Net cash used in operating activities	(512)	(1,901)

Cash flows from investing activities:
Decrease in restricted cash	10	641
Acquisition of BenchmarkPortal, Inc.	(500)	—
Contingent purchase price payments to BenchmarkPortal stockholders	(166)	—
Contingent purchase price payments to ScheduleQ stockholders	(6)	—
Direct acquisition costs	(245)	—
Purchases of property and equipment	(1,299)	(632)

Net cash provided by (used in) investing activities	(2,206)	9

Cash flows from financing activities:
Net borrowings and payments under line of credit	500	664
Principal payments on long-term debt	(265)	(3,639)
Principal payments on long-term debt assumed in conjunction with the acquisition of ScheduleQ	(256)
Proceeds from exercise of options and warrants	574	141
Private placement offering, net of offering costs	—	4,211
Debt financing costs	—	(186)
Payments on early extinguishment of debt	—	(377)

Net cash provided by financing activities	553	814

Net decrease in cash and cash equivalents	(2,165)	(1,078)
Cash and cash equivalents at the beginning of the period	4,559	5,471

Cash and cash equivalents at the end of the period	$2,394	$4,393

(continued)

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Six months ended June 30,
	2007	2006
Supplemental cash flow information:
Cash paid for interest	$307	$423
Cash paid for income taxes	$8	$2
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock related to acquisition of BenchmarkPortal Inc. (Note 3)	$4,500	$—
Conversion of convertible term note at $3.00 per share for 1,126,664 share of common stock (Notes 6 and 8)	3,380	—
Issuance of common stock related to ScheduleQ acquisition (Note 3)	330	—
Issuance of long-term debt related to the acquisition of ScheduleQ (Note 3)	302	—
Assumption of long-term debt issued to the acquisition of ScheduleQ (Note 3)	256	—
Cashless warrant exercise (Note 8)	189	—
Warrants issued in conjunction with consulting services	168	—
Warrants issued to lender for approval of BenchmarkPortal acquisition (Note 3)	83	—
Contingent purchase price payments to BenchmarkPortal stockholders included in accounts payable (Note 4)	56	—
Property and equipment included in accounts payable	52	183
Fee charged by lender for approval of BenchmarkPortal acquisition applied to revolving credit facility (Note 3)	40	—
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	35	—
Issuance of warrants with debt agreement	—	542
Property and equipment financed with capital lease obligations	—	196

(concluded)

During the first quarter of 2007, UCN completed two acquisitions and acquired all outstanding equity of BenchmarkPortal, Inc. and ScheduleQ, LLC. See Note 3 for a complete listing of assets acquired and liabilities assumed through these acquisitions.

See notes to condensed consolidated financial statements

UCN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim financial statements of UCN, Inc. and its subsidiaries (collectively “UCN”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 28, 2007. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

UCN experienced net losses of $3.2 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. The primary factors affecting operations during the year were: 1) continued investments in the promotion and development of inContact to bring these services to market; 2) $3.3 million of depreciation and amortization; 3) $599,000 of non-cash stock-based compensation expense (Note 9); and 4) $169,000 in non-cash expense related to two consulting agreements that were satisfied through the issuance of warrants.

UCN’s working capital surplus of $1.6 million at December 31, 2006 decreased to $1.0 million at June 30, 2007. The primarily reason for the reduction in working capital was due to a $2.2 million decrease in cash. This decrease in cash was driven by a $1.2 million reduction in accounts payable as well as an increase of $445,000 in accounts receivable due to the normal business timing of cash payments and collections. This decrease in cash was partially offset by an $117,000 decrease in the current portion of long-term debt due to the conversion of the of the ComVest $3.4 million convertible term note. This conversion will save UCN an estimated $468,000 in cash payments during 2007 and will significantly improve the current ratio in future periods by eliminating the associated current portion of long-term debt.

In addition to the cash amount listed on the condensed consolidated balance sheets, the Company also has access to additional available borrowings under the revolving credit facility. The available borrowings under the revolving credit facility increased $1.5 million to $3.6 million at June 30, 2007 compared to only $2.2 million available at December 31, 2006, resulting in total cash and additional availability under the revolving credit facility of $6.1 million at the end of the quarter.

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

UCN has taken the following actions to ensure that it will be able to meet its obligations:

•

On June 29, 2007, UCN filed a “shelf registration” on Form S-3 with the SEC. Under the terms of this shelf registration, UCN may offer from time to time up to $12 million in common shares. The registration statement became effective on July 13, 2007 and UCN has not sold any shares under the registration statement.

•

In February 2007, UCN closed two acquisitions (Note 3), which improved the overall inContact product offering suite. With these new products, UCN provides customers the ability to monitor agent effectiveness through its customer survey tools and the ability to efficiently monitor their agent needs. These new service offerings provide UCN additional contact and service opportunities to potential customers as well as provide up-sale opportunities to existing customers. These acquisitions added an additional $1.1 million and $1.6 million of higher-margin inContact revenue during the three and six months ended June 30, 2007, respectively.

•

The inContact segment experienced its tenth consecutive quarter of revenue growth increasing to $7.2 million during the quarter, a 99% increase from the same period in 2006 for a year to date total of $13.3 million. This increase was a result of the selling and promotion effort the Company has undertaken to bring these products to market. Excluding the $1.1 million in revenue from the acquisitions, the segment increased 69% compared to the first quarter of 2006. UCN expects to see continued revenue growth in the inContact segment in 2007 (Note 11).

Management believes these actions will allow UCN to have sufficient cash flows available to meet short-term requirements and to enable UCN to continue as a going concern.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

Adoption of FIN 48: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s condensed consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

Recent Accounting Pronouncements

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company does not expect that the implementation of SFAS 157 will have a material effect on the Company’s results of operations or financial position.

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

NOTE 3 – ACQUISITIONS

BenchmarkPortal, Inc. Acquisition

On February 9, 2007, UCN closed the acquisition of BenchmarkPortal, Inc. to enhance and expand the services offered under the inContact suite of services. Through the acquisition of 100% of BenchmarkPortal’s outstanding stock, UCN acquired a call center survey and analysis business, operated under the name of EchoTM. The Echo business includes: 1) a customer base; 2) automated survey and analysis software and related service offerings; and 3) the related sales, marketing and technical staff. As consideration for the agreement, UCN paid the following:

•	$500,000 in cash to or for the benefit of the BenchmarkPortal stockholders at closing; and

•	$4,500,000 by issuing 1,535,836 shares of its restricted common stock to BenchmarkPortal stockholders.

In addition to the amounts paid at closing, UCN agreed to pay contingent purchase price payments to BenchmarkPortal stock holders in the following amounts:

•

$2.0 million of additional contingent purchase price cash payments to BenchmarkPortal stockholders in 36 equal monthly installments of $55,556, subject to adjustment if monthly recurring revenue during the payout period from customers’ accounts acquired in the transaction do not remain at certain levels which are adjusted for estimated attrition; and

•

Up to an additional $7.0 million maximum contingent quarterly earn out to BenchmarkPortal stockholders paid on a variable percentage of recurring revenue from the sale of Echo services during the four-year period after closing in excess of $900,000 per quarter.

The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$623
Property, plant and equipment	255
Intangibles	4,735

Total assets acquired	5,613

Current liabilities	(203)
Deferred revenue	(363)
Other long-term liabilities	(47)

Total liabilities assumed	(613)

Net assets acquired	$5,000

Cash paid	$500
UCN common stock issued	4,500

Net assets acquired	$5,000

ScheduleQ, LLC Acquisition

On October 19, 2006, UCN entered into a Reseller License Agreement with ScheduleQ, LLC. Under the terms of the license agreement, UCN acquired a limited exclusive right and continuing non-exclusive right to market and distribute ScheduleQ software and services to end-users. ScheduleQ software and services consist primarily of a platform-based workforce management system for call centers, which can operate through the inContact service. At the same time UCN entered into a Purchase Option Agreement with ScheduleQ and the members of that limited liability company. On February 9, 2007, UCN exercised its option to purchase 100% of the outstanding ownership of ScheduleQ, LLC. The acquisition closed on February 15, 2007. To complete the transaction, UCN paid former members of ScheduleQ the following consideration:

•

$360,676 in non-interest bearing promissory notes to be paid in 48 equal monthly installments that are secured by the software code and any improvements thereto discounted to $302,000 using a discount rate of nine percent;

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

The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

SQ Acquisition
Property, plant and equipment	$5
Intangibles	883

Total assets acquired	888

Assumed notes payable	(256)
Note payable issued	(302)

Total liabilities assumed	(558)

Net assets acquired	$330

UCN common stock issued	$330

The Company has accounted for both the BenchmarkPortal and ScheduleQ transactions using the purchase method of accounting and has included the operating results of each business in UCN’s condensed consolidated statements of operations since the respective date of each acquisition. Management has allocated the purchase price to the acquired tangible and intangible assets and liabilities based on their respective fair values. Management has utilized an independent valuation specialist to assist in estimating the fair values. In addition, UCN incurred addition direct acquisition costs of $308,000 for BenchmarkPortal and $35,000 for ScheduleQ, which increases the amounts allocated to goodwill. The following unaudited pro forma financial information presents operating results as if both acquisitions had occurred at the beginning of the respective periods (in thousands except per share data):

	Three months ended June 30,
	2007	2006
Net revenue	$19,975	$21,645
Net loss	(1,562)	(2,166)
Basic and diluted net loss per share	$(0.06)	$(0.09)

	Six months ended June 30,
	2007	2006
Net revenue	$40,226	$44,916
Net loss	(3,264)	(4,393)
Basic and diluted net loss per share	$(0.12)	$(0.19)

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$13,856	$2,639	$15,684	$12,777	$2,907
Technology and patents	10,314	5,653	4,661	7,980	4,540	3,440
Trade name and trade marks	1,213	—	1,213	—	—	—
Goodwill	1,634	—	1,634	—	—	—
Non-compete agreement	376	188	188	154	128	26

	$30,032	$19,697	$10,335	$23,818	$17,445	$6,373

In conjunction with the BenchmarkPortal acquisition (Note 3), UCN recorded the following intangibles (in thousands):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$1,634	5	Straight line
Goodwill	1,300	Indefinite	Impairment review
Trade name and trade marks	1,194	Indefinite	Impairment review
Customer lists acquired	736	10	Accelerated
Non-compete agreement	179	3	Straight line

Total	$5,043

UCN agreed to pay former BenchmarkPortal stockholders monthly installments of $55,556 in contingent purchase price payments, subject to adjustment if monthly recurring revenue during the payout period from specified customer accounts acquired does not remain at certain levels, which are adjusted for estimated attrition. During the three and six months ended June 30, 2007, BenchmarkPortal stockholders earned a total of $177,000 and $233,000 in contingent purchase price payments that have been recorded to goodwill.

In conjunction with the ScheduleQ acquisition (Note 3), UCN recorded the following intangibles (in thousands):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$699	8	Straight line
Goodwill	101	Indefinite	Impairment review
Customer lists acquired	75	5	Accelerated
Non-compete agreement	43	2	Straight line

Total	$918

UCN agreed to pay former ScheduleQ members monthly installments in contingent purchase price payments based on based on the number of licenses sold. During the six months ended June 30, 2007, former ScheduleQ members earned a total of $6,000 in contingent purchase price payments that have been recorded to goodwill.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued payroll and other compensation	$975	$656
Accrued payphone and carrier charges	848	782
Operating lease obligations assumed as part of prior acquisition	122	250
Accrued professional fees	133	164
Other	78	172

	$2,156	$2,024

NOTE 6 – LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Convertible term note to ComVest Capital, LLC of $4.5 million was converted in to 1,126,664 shares of common stock at $3.00 per share and paid in full in April 2007 (Note 8)	$—	$3,380
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent, there are no requirements to repay outstanding principal payments until May 2010	3,838	3,258
Promissory notes payable to former ScheduleQ, LLC shareholders, interest imputed at 9.0 percent, payable monthly, secured by the software code acquired and any improvements thereto. Principal payments due monthly, final principal payment due February 15, 2011 (Note 3)	281	—
Capital Leases	809	1,042

	4,928	7,680
Current portion of long-term debt	(68)	(250)
Current portion of capital lease payments	(656)	(636)
Debt discounts on convertible term note and revolving credit note, net of current portion of $121 and $166, respectively	(232)	(271)

	$3,972	$6,523

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2007, UCN paid the Chairman of the Board of Directors (Chairman), $5,000 per month for consulting, marketing, and capital raising activities. Starting in September 2001 and continuing to January 2003, the Chairman provided three carriers with his personal guaranty of payment up to $800,000. These guarantees have not changed since Thier inception and UCN has indemnified the Chairman for any losses for which he may become personally liable.

NOTE 8 – CAPITAL TRANSACTIONS

On June 29, 2007, UCN filed a “shelf registration” on Form S-3 with the SEC. Under the terms of this shelf registration, UCN may offer from time to time up to $12 million in common shares. The registration statement became effective on July 13, 2007 and UCN has not sold any shares registered under the registration statement.

On April 18, 2007, ComVest Capital exercised its right to convert the term note to common stock. UCN issued 1,126,664 shares of common stock on conversion of approximately $3.4 million in principal amount of the convertible term note and paid, in cash, $15,000 of interest as complete payment and satisfaction of that note. The shares of common stock issued to ComVest Capital were previously registered for resale under a registration statement on Form S-1 filed with the Securities and Exchange Commission.

During the six months ended June 30, 2007, former employees and members of UCN’s Board of Directors exercised options to purchase a total of 235,336 shares of common stock and UCN received total proceeds of $574,000.

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

In conjunction with the BenchmarkPortal acquisition, UCN entered into a consulting agreement with the founder of BenchmarkPortal and issued warrants to purchase a total of 60,000 shares of UCN common stock at $2.95 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $68,000 with an assumed expected volatility of 48.63%, a risk-free rate of return of 4.76%, no dividend yield, and an expected life of 3.0 years. This amount will be expensed as a consulting expense over the six month term of the agreement.

In January 2007, UCN amended the convertible term note and revolving credit note agreement. In conjunction with this amendment, UCN issued warrants to ComVest Capital, LLC to purchase 55,000 shares of common stock at $2.90 per share. In addition to the warrants, UCN also paid $35,000 in consideration, which was applied to the revolving credit facility. The fair market value of the warrants, using the Black-Scholes pricing model, was $83,000 with an assumed expected volatility of 58.21%, a risk-free rate of return of 4.87%, no dividend yield, and an expected life of 4.3 years. These warrants were included in a registration statement filed with the SEC on Form S-1 to register for resale on April 6, 2007. The registration statement became effective on April 19, 2007.

NOTE 9 – STOCK-BASED COMPENSATION

The Condensed Consolidated Financial Statements, for the three and six months ended June 30, 2007 and 2006, reflect the impact of SFAS 123(R). UCN has allocated the stock-based compensation to the respective departments based on location of where the employee’s regular compensation is charged as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Costs of revenue	$1	$1	$2	$3
Selling and promotion	155	65	229	134
General and administrative	214	77	321	147
Research and development	33	1	47	13

Total	$403	$144	$599	$297

UCN estimated the fair value of options granted under its employee stock-based compensation arrangements at the grant date using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
Dividend yield	None	None
Volatility	59%	79%
Risk-free interest rate	4.48%	4.64%
Expected life (years)	3.5	4.4
Weighted average fair value of option grants	$1.63	$1.32
Forfeiture rate	5.3%	5.3%

The following tables summarize all stock option activity during the three months ended June 30, 2007 and 2006, respectively (in thousands, except per share data):

	Options	Price range ($)	Weighted Average Exercise Price	Intrinsic Value
Balance at April 1, 2007	4,261	$2.00 -$5.39	$2.37	$4,390
Granted	58	4.00 - 4.45	4.17
Exercised	(115)	2.00 - 2.64	2.37	187
Balance at June 30, 2007	4,204	$2.00 -$5.39	$2.37	$6,580

	Options	Price range	Weighted Average Exercise Price	Intrinsic Value
Balance at April 1, 2006	3,489	$2.00-$5.39	$2.36	$717
Granted	50	$2.26	$2.60
Exercised	(66)	$2.00	$2.00	41
Cancelled or expired	(68)	$2.40-$2.79	$2.57
Balance at June 30, 2006	3,405	$2.00-$5.39	$2.36	$1,196

The following tables summarize all stock option activity during the six months ended June 30, 2007 and 2006, respectively (in thousands, except per share data):

	Options	Price range ($)	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2007	3,163	$2.00 -$5.39	$2.39	$1,627
Granted	1,342	2.93 - 3.45	3.52
Exercised	(235)	2.00 - 2.64	2.44	148
Cancelled or expired	(66)	2.50 - 3.17	2.62

Balance at June 30, 2007	4,204	$2.00 -$5.39	$2.37	$6,580

	Options	Price range	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2006	3,526	$2.00-$5.39	$2.37	$1,627
Granted	178	$2.00-$2.26	$2.16
Exercised	(71)	$2.00	$2.00	2
Cancelled or expired	(228)	$2.00-$3.69	$2.41

Balance at June 30, 2006	3,405	$2.00-$5.39	$2.36	$1,196

A summary of the options outstanding and options exercisable at June 30, 2007 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise price range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00-$ 2.30	1,503	2.8 years	$2.04	1,038	$2.03
$2.31-$ 2.66	667	2.2 years	2.50	635	2.50
$2.67-$ 3.07	575	2.3 years	2.81	505	2.79
$3.08-$ 3.99	1,355	4.6 years	3.48	—
$4.00-$ 5.39	104	4.7 years	4.71	51	5.27

	4,204	3.2 years	$2.75	2,229	$2.43

Intrinsic Value	$6,580			$4,262

A summary of the activity for non-vested share awards as of June 30, 2007 and changes during the three and six month periods are as follows (in thousands, except per share amounts):

	Options	Weighted Average Option Fair Value
Balance at April 1, 2007	1,987	$1.43
Granted	58	1.74
Vested	(70)	1.10

Balance at June 30, 2007	1,975	$1.48

	Options	Weighted Average Option Fair Value
Balance at January 1, 2007	797	$1.10
Granted	1,342	1.63
Vested	(136)	1.24
Cancelled or expired	(28)	1.44

Balance at June 30, 2007	1,975	$1.48

As of June 30, 2007, there was $1,875,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under UCN’s stock option plans, which is expected to be recognized over a weighted average period of 1.4 years.

NOTE 10 – MAJOR SUPPLIERS

Approximately 57% and 55% of UCN’s cost of revenue for the six months ended June 30, 2007 and 2006, respectively, was paid to three of the largest U.S. telecommunication service providers. UCN owed $2.3 million and $4.8 million to these three providers as of June 30, 2007 and December 31, 2006, respectively.

NOTE 11 – SEGMENTS

UCN manages its business based on two customer segments: Telecom and inContact. The Telecom segment includes all voice and data long distance services provided to customers not utilizing any inContact services. The inContact segment includes revenues from customers using any inContact services as well as their long distance voice and data services. The inContact services include automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting. In mid February 2007, UCN closed two strategic acquisitions which have been added to the inContact segment. The BenchmarkPortal, Inc. acquisition allows UCN to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ, LLC acquisition allows UCN to provide its customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augment UCN’s all-in-one hosted inContact solution.

For the three months ended June 30, 2007, the inContact segment revenue of $7.2 million includes $3.7 million of related long distance voice and data services and $3.5 million of inContact technology services. For the three months ended June 30, 2006, the inContact segment revenue of $3.6 million includes $2.7 million of long distance voice and data services and $923,000 of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30, 2007
	Telecom	inContact	Consolidated
Revenue	$12,768	$7,207	$19,975
Costs of revenue (excluding depreciation and amortization shown separately below)	8,576	2,552	11,128
Selling and promotion	1,461	2,641	4,102
General and administrative	2,322	1,842	4,164
Depreciation and amortization	733	762	1,495
Research and development	—	447	447

Loss from operations	$(324)	$(1,037)	$(1,361)

	Three Months Ended June 30, 2006
	Telecom	inContact	Consolidated
Revenue	$17,349	$3,619	$20,968
Costs of revenue (excluding depreciation and amortization shown separately below)	11,751	1,829	13,580
Selling and promotion	1,983	1,449	3,432
General and administrative	2,323	900	3,223
Depreciation and amortization	1,352	513	1,865
Research and development	—	352	352

Loss from operations	$(60)	$(1,424)	$(1,484)

For the six months ended June 30, 2007, the inContact segment revenue of $13.3 million includes $7.6 million of related long distance voice and data services and $5.7 million of inContact technology services. For the six months ended June 30, 2006, the inContact segment revenue of $6.6 million includes $5.0 million of long distance voice and data services and $1.6 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Six Months Ended June 30, 2007
	Telecom	inContact	Consolidated
Revenue	$26,517	$13,278	$39,795
Costs of revenue (excluding depreciation and amortization shown separately below)	17,502	5,163	22,665
Selling and promotion	3,200	4,752	7,952
General and administrative	4,569	3,293	7,862
Depreciation and amortization	1,850	1,438	3,288
Research and development	—	875	875

Loss from operations	$(604)	$(2,243)	$(2,847)

	Six Months Ended June 30, 2006
	Telecom	inContact	Consolidated
Revenue	$37,016	$6,574	$43,590
Costs of revenue (excluding depreciation and amortization shown separately below)	25,665	3,398	29,063
Selling and promotion	4,203	2,847	7,050
General and administrative	4,874	1,604	6,478
Depreciation and amortization	2,741	1,003	3,744
Research and development	—	664	664

Loss from operations	$(467)	$(2,942)	$(3,409)

NOTE 12 – SUBSEQUENT EVENT

On August 2, 2007, UCN amended the ComVest revolving credit and term loan agreement to eliminate the most significant financial covenants as well as other non-financial covenants. The financial covenants eliminated through the amendment were: 1) the capital expenditure limit; 2) the EBITDA (a non-GAAP measure that is specifically defined in the agreement) requirement; and 3) the minimum cash and availability requirement. UCN did not incur any costs associate with the amendment.

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

Results of Operations

Consolidated Revenue

Consolidated revenues decreased $1.0 million or 5% to $20.0 million for the three months ended June 30, 2007 from $21.0 million compared to the same period in 2006. The decrease is primarily due to the continued revenue decrease in our Telecom segment, which was down $4.6 million compared to the same period in 2006. The decrease in our Telecom segment is due to the loss of several high volume, low margin customers as well as the movement of revenue between our two segments that occurred during 2006. When current Telecom customers start using our inContact services, their all of their revenue moves to the inContact segment. These losses were offset by significant increases in inContact segment revenue, which increased $3.6 million from the second quarter of 2006. The BenchmarkPortal acquisition allows us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ acquisition allows us to provide our customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augment our all-in-one hosted inContact solution.

Consolidated revenues decreased $3.8 million or 9% to $39.8 million for the six months ended June 30, 2007 from $43.6 million compared to the same period in 2006. The decrease is primarily due to the continued revenue decrease in our Telecom segment, which was down $10.5 million compared to the same period in 2006. The decrease in our Telecom segment is due to the discontinuation of services to several high volume, low margin customers during the second quarter of 2006 which affected each subsequent quarter. Additionally, we experienced a significant movement of our customers from the Telecom to the inContact segment during 2006 as they added inContact to their services. As mentioned above, when current Telecom customers start using our inContact services, their entire revenue balance moves to the inContact segment. These losses were offset by significant increases in inContact segment revenue, which increased $6.7 million to $13.3 million through June 30, 2007 compared to $6.6 million during the same period in 2006.

We continue focusing marketing efforts on providing on-demand contact center hosted solution and business telecommunications services delivered over our national VoIP network. We believe the opportunity to increase revenues through the sale of enhanced telecommunications services to business customers is much greater than through the sale of traditional long distance services to residential customers. We have developed a menu of enhanced communication services that are marketed to existing and potential customers through our multiple sales channels. As a result of these changes, we are experiencing a transition in sales mix, which will continue with the addition of new products and features.

Costs of revenue

Costs of revenue decreased $2.5 million or 18% to $11.1 million for the three months ended June 30, 2007 from $13.6 million for the same period in 2006. Consistent with other telecommunication companies, we do not included amortization and depreciation in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased to 55.7% during the quarter compared to 64.8% in the same period in 2006. We have continued to improve our cost of revenue as a percentage of revenue percentage by implementing cost cutting measures, increasing higher margin inContact revenue and terminating our relationship with large-volume low-margin customers. In addition to these measurers, the $1.1 million of additional revenue added through the BenchmarkPortal and ScheduleQ acquisitions had very little cost involved with the creation of such revenue.

Costs of revenue decreased $6.4 million or 22% to $22.7 million for the six months ended June 30, 2007 from $29.1 million for the same period in 2006. Consistent with other telecommunication companies, we do not included amortization and depreciation in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased to 57.0% during the six months ended June 30, 2007 compared to 66.7% in the same period in 2006. We have continued to improve our cost of revenue as a percentage of revenue percentage by implementing cost cutting measures, increasing higher margin inContact revenue and terminating our relationship with large-volume low-margin customers. In addition to these measurers, the $1.6 million of additional revenue added through the BenchmarkPortal and ScheduleQ acquisitions had very little cost involved with the creation of such revenue.

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

Selling and promotion

Selling and promotion expenses increased 20% or $670,000 to $4.1 million during the three months ended June 30, 2007 from $3.4 million during the same period in 2006 primarily due to an overall increase in the number of sales and lead generation activities related to bringing the inContact suite of services to the market. Our sales force grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management, which added an additional $80,000 of stock-based compensation expense for a total of $155,000 during the second quarter of 2007 compared to $65,000 during the same period in 2006.

Selling and promotion expenses increased 13% or $902,000 to $8.0 million during the six months ended June 30, 2007 from $7.0 million during the same period in 2006 primarily due to an overall increase in the number of sales and lead generation activities related to bringing the inContact suite of services to the market. Our sales force grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the first quarter of 2007. During the first quarter of 2007,

UCN granted a significant number of stock options to certain senior members of management which added an additional $95,000 of stock-based compensation expense for a total of $229,000 during the six months ended June 30, 2007 compared to $134,000 during the same period in 2006.

As noted above, we continue to focus most of our marketing efforts on promoting our inContact technology. As a result, we expect our selling and promotion expense will continue to increase going forward as we continue bringing the inContact suite of services to the market.

General and administrative

General and administrative expenses for the three months ended June 30, 2007 increased 27% or $1.0 million to $4.2 million compared to $3.2 million in the same period in 2006. The increase is primarily due to an overall increase in salaries and benefits during the year due to the growth of the company. Our general and administrative staff grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management, which added and an additional $137,000 of stock-based compensation expense for a total of $214,000 during the three months ended June 30, 2007 compared to $77,000 during the same period in 2006.

General and administrative expenses for the six months ended June 30, 2007 increased 21% or $1.4 million to $7.9 million compared to $6.5 million in the same period in 2006. The increase is primarily due to an overall increase in salaries and benefits during the year due to the growth of the company. Our general and administrative staff grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management, which added and an additional $174,000 of stock-based compensation expense for a total of $321,000 during the six months ended June 30, 2007 compared to $147,000 during the same period in 2006.

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

inContact Customer Segment Quarterly Results

The inContact segment experienced its tenth consecutive quarter of revenue growth, which increased to $7.2 million during the quarter, which is a 99% increase from the same period in 2006 as a result of the selling and promotion effort we have undertaken to bring these products to market. The BenchmarkPortal and ScheduleQ acquisitions that were closed during the first quarter of 2007 added an additional $1.1 million of revenue during the quarter. Excluding the $1.1 million of acquisition revenue, the segment increased 69% compared to the same quarter in 2006.

For the three months ended June 30, 2007, the inContact segment revenue of $7.2 million includes $3.7 million of related long distance voice and data services and $3.5 million of inContact technology services. For the three months ended June 30, 2006, the inContact segment revenue of $3.6 million includes $2.7 million of long distance voice and data services and $939,000 of inContact technology services.

Costs of revenue as a percentage of revenue decreased during the three months ended June 30, 2007 to 35.4% from 50.5% during the same period in 2006. These significant improvements are primarily due to closing higher margin inContact deals with new customers as well as the addition of BenchmarkPortal and ScheduleQ, which produce revenue with very few direct costs. We anticipate that margins will continue to improve as we add customers with more inContact technology services. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased $1.2 million or 83% during the quarter compared to the same period in 2006. We also continue to develop the services provided in the segment by investments in research and development. During the quarter, we spent $447,000 in research and development costs and have capitalized an additional $268,000 of costs related to our internally developed software.

inContact Customer Segment Year-to-Date Results

The inContact segment revenue increased to $13.3 million during the six months ended June 30, 2007, which is a 102% increase from the same period in 2006 as a result of the selling and promotion effort we have undertaken to bring these products to market. The BenchmarkPortal and ScheduleQ acquisitions that were closed during the first quarter of 2007 added an additional $1.6 million of revenue during the quarter. Excluding the $1.6 million of acquisition revenue, the segment increased 77% compared to the same quarter in 2006.

For the six months ended June 30, 2007, the inContact segment revenue of $13.3 million includes $7.6 million of related long distance voice and data services and $5.7 million of inContact technology services. For the six months ended June 30, 2006, the inContact segment revenue of $6.6 million includes $5.0 million of long distance voice and data services and $1.6 million of inContact technology services.

Costs of revenue as a percentage of revenue improved during the six months ended June 30, 2007 to 38.9% from 51.7% during the same period in 2006. These significant improvements are primarily due to closing higher margin inContact deals with new customers as well as the addition of BenchmarkPortal and ScheduleQ, which produce revenue with very few direct costs. We anticipate that margins will continue to improve as we add customers with more inContact technology services. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased $1.9 million or 67% during the six months ended June 30, 2007 compared to the same period in 2006. We also continue to develop the services provided in the segment by investments in research and development. During the six months ended June 30, 2007, we spent $874,000 in research and development costs and have capitalized an additional $375,000 of costs related to our internally developed software.

Telecom Customer Segment Quarterly Results

While we continue to see decreases in the Telecom segment, the attrition rates are in line with our expectations. Overall segment revenue decreased 26% to $4.6 million during the quarter compared to the same period in 2006. These decreases were primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006 as well as up selling inContact services to several legacy Telecom customers, which occurred during 2006 that affected each subsequent period. When an existing Telecom customer “turns up” inContact services, all of their Telecom revenue is moved to the inContact segment. We expect that revenue from the Telecom Segment will continue to decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment. With the decline in revenues from the segment, we have been able to reduce overall costs in the segment. Our costs of revenue and selling and promotion expenses decreased 27% and 26%, respectively, during the quarter compared to the same period in 2006.

Telecom Customer Segment Year-to-Date Results

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased 28% to $10.5 million during the quarter compared to the same period in 2006. These decreases were primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006 as well as up selling inContact services to several legacy Telecom customers, which occurred during 2006 that affected each subsequent period. When an existing Telecom customer “turns up” inContact services, all of their Telecom revenue is moved to the inContact segment. We expect that revenue from the Telecom Segment will continue to decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment. With the decline in revenues from the segment, we have been able to reduce overall costs in the segment. Our costs of revenue and selling and promotion expenses decreased 32% and 24%, respectively, during the quarter compared to the same period in 2006.

Liquidity and Capital Resources

On August 2, 2007, we amended the ComVest revolving credit and term loan agreement to eliminate the most significant financial covenants as well as some other non-financial covenants. The financial covenants eliminated through the amendment were: 1) the capital expenditure limit; 2) the EBITDA (a non-GAAP measure that is specifically defined in the agreement) requirement; and 3) the minimum cash and availability requirement. This amendment provides us increased flexibility to aggressively grow the business through additional investments in the inContact segment.

On June 29, 2007, UCN filed a “shelf registration” on Form S-3 with the SEC. Under the terms of this shelf registration, UCN may offer from time to time up to $12 million in common shares. The registration statement became effective on July 13, 2007 and UCN has not sold any shares registered under the registration statement.

On April 18, 2007, ComVest Capital exercised its right to convert the term note to common stock. UCN issued 1,126,664 shares of common stock on conversion of approximately $3.4 million in principal amount of the convertible term note and paid, in cash, $15,000 of interest as complete payment and satisfaction of that note. This conversion will save UCN an estimated $468,000 in cash payments during 2007 and will significantly improve the current ratio in future periods by eliminating the associated current portion of long-term debt.

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

During the six months ended June 30, 2007, former employees and members of UCN’s Board of Directors exercised options to purchase a total of 235,336 shares of common stock and UCN received total proceeds of $574,000.

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

We experienced net losses of $3.2 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. The primary factors affecting operations during the year were: 1) continued investments in the promotion and development of inContact to bring these services to market; 2) $3.3 million of depreciation and amortization; 3) $599,000 of non-cash stock-based compensation expense (Note 9); and 4) $169,000 in non-cash expense related to two consulting agreements that were satisfied through the issuance of warrants.

Our working capital surplus of $1.6 million at December 31, 2006 decreased to $1.0 million at June 30, 2007. The primarily reason for the reduction in working capital was due to a $2.2 million decrease in cash. This decrease in cash was driven by a $1.2 million reduction in accounts payable as well as an increase of $445,000 in accounts receivable due to the normal business timing of cash payments and collections. This decrease in cash was partially offset by an $117,000 decrease in the current portion of long-term debt due to the conversion of the of the ComVest $3.4 million convertible term note. This conversion will save us an estimated $468,000 in cash payments during 2007 and will significantly improve the current ratio in future periods by eliminating the associated current portion of long-term debt.

In addition to the cash amount listed on the condensed consolidated balance sheets, we also have access to additional available borrowings under the revolving credit facility. The available borrowings under the revolving credit facility increased $1.5 million to $3.6 million at June 30, 2007 compared to only $2.2 million available at December 31, 2006, resulting in total cash and additional availability under the revolving credit facility of $6.1 million at the end of the quarter.

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

We have taken the following actions to ensure that we will be able to meet our obligations:

•

On June 29, 2007, we filed a “shelf registration” on Form S-3 with the SEC. Under the terms of this shelf registration, we may offer from time to time up to $12 million in common shares. The registration statement became effective on July 13, 2007 and we have not sold any shares under the registration statement.

•

In February 2007, we closed two acquisitions (Note 3), which improved the overall inContact product offering suite. With these new products, we provide customers the ability to monitor agent effectiveness through its customer survey tools and the ability to efficiently monitor their agent needs. These new service offerings provide us additional contact and service opportunities to potential customers as well as provide up-sale opportunities to existing customers. These acquisitions added an additional $1.1 million and $1.6 million of higher-margin inContact revenue during the three and six months ended June 30, 2007.

•

The inContact segment experienced its tenth consecutive quarter of revenue growth increasing to $7.2 million during the quarter, a 99% increase from the same period in 2006 for a year to date total of $13.3 million. This increase was a result of the selling and promotion effort we have undertaken to bring these products to market. Excluding the $1.1 million in revenue from the acquisitions, the segment increased 69% compared to the first quarter of 2006. We expect to see continued revenue growth in the inContact segment in 2007 (Note 11).

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

The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment, inventory valuation and collectibility of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

Adoption of New Accounting Pronouncements

Adoption of FIN 48: In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s condensed consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

Recent Accounting Pronouncements

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Statement (“SFAS”) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company does not expect that the implementation of SFAS 157 will have a material effect on the Company’s results of operations or financial position.

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

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at June 30, 2007 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2007. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated disclosure controls and procedures on June 30, 2007. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its quarterly report on Form 10-Q for the three and six months ended June 30, 2007.

During the three and six months ended June 30, 2007 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

At the Annual Meeting of Stockholders held on June 7, 2007, the stockholders voted on the following matters:

1.	Election of Theodore Stern, Steve Barnett, Paul F. Koeppe, Blake O. Fisher, Jr., and Paul Jarman as directors of UCN to serve until their successors are duly elected and qualified; and

2.	Ratify the selection by the Audit Committee of the firm of Deloitte & Touche LLP as the independent auditors to examine UCN’s financial statements for the year 2007.

Each of the foregoing matters was approved by the stockholders. The number of votes cast on the foregoing matters is as follows:

	For	Against	Abstain
Election of Directors:
Theodore Stern	20,914,297	209,653
Steve Barnett	21,100,744	23,206
Paul Koeppe	21,100,744	23,206
Blake Fisher, Jr.	21,100,744	23,206
Paul Jarman	20,914,297	209,653
Ratification of selection of Deloitte & Touche, LLP	19,681,566	1,194,315	248,069

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	UCN Reports Second Quarter 2007 Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date: August 14, 2007	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Brian S. Moroney
Brian S. Moroney
Principal Financial and Accounting Officer