Form 10-Q
period 2007-09-30
UCN INC
filed 2007-11-13
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from                 to

Commission File No. 1-33762

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,968,924 shares of common stock as of November 12, 2007.

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	(unaudited) September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,681	$4,559
Restricted cash	—	10
Accounts and other receivables, net of allowance for uncollectible accounts of $1,799 and $1,746, respectively	9,256	8,996
Other current assets	845	594

Total current assets	16,782	14,159
Property and equipment, net	6,000	4,810
Intangible assets, net	7,791	6,373
Goodwill	1,849	—
Other assets	299	617

Total assets	$32,721	$25,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$725	$720
Trade accounts payable	7,692	8,350
Accrued liabilities	2,706	2,024
Accrued commissions	1,285	1,448
Deferred revenue	99	—

Total current liabilities	12,507	12,542
Long-term debt and revolving credit note	512	6,523
Other long-term liabilities and deferred revenue	47	46

Total liabilities	13,066	19,111

Commitments and contingencies (Notes 3, 7, 9 and 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,918,927 and 25,385,031 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	68,054	50,071
Warrants and options outstanding	1,346	1,268
Accumulated deficit	(49,748)	(44,494)

Total stockholders’ equity	19,655	6,848

Total liabilities and stockholders’ equity	$32,721	$25,959

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$19,628	$20,204	$59,422	$63,794
Operating expenses:
Costs of revenue (excluding depreciation and amortization shown separately below)	10,931	12,708	33,595	41,771
Selling and promotion	3,883	3,498	11,835	10,548
General and administrative	4,574	3,303	12,436	9,785
Depreciation and amortization	1,453	1,879	4,740	5,622
Research and development	674	260	1,549	921

Total operating expenses	21,515	21,648	64,155	68,647

Loss from operations	(1,887)	(1,444)	(4,733)	(4,853)
Other income (expense):
Interest income	3	42	22	124
Interest expense	(126)	(244)	(529)	(828)
Loss on early extinguishment of debt	—	—	—	(364)

Total other expense	(123)	(202)	(507)	(1,068)

Loss before income taxes	(2,010)	(1,646)	(5,240)	(5,921)
Income tax expense	9	3	14	11

Net loss	$(2,019)	$(1,649)	$(5,254)	$(5,932)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.07)	$(0.19)	$(0.25)
Weighted average common shares outstanding:
Basic and diluted	28,908	24,142	27,804	24,111

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Warrants/ Options Outstanding	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2007	25,385	$3	$50,071	$1,268	$(44,494)	$6,848
Exercise of stock options to purchase common shares (Note 8)	295	—	728	—	—	728
Stock-based compensation	—	—	986	—	—	986
Warrant issued in conjunction with consulting agreement	—	—	—	68	—	68
Warrants issued to lender for approval of BenchmarkPortal acquisition (Notes 3 & 8)	—	—	—	83	—	83
Shares issued due to cashless warrant exercise (Note 8)	37	—	189	(189)	—	—
Issuance of common shares in conjunction with BenchmarkPortal acquisition (Notes 3 & 8)	1,536	—	4,500	—	—	4,500
Issuance of common shares in conjunction with ScheduleQ acquisition (Notes 3 & 8)	109	—	330	—	—	330
Conversion of ComVest convertible term note (Note 8)	1,127	—	3,380	—	—	3,380
Warrants issued in conjunction with investor relations agreement	—	—	—	116	—	116
Proceeds from shelf registration, net of issuance costs of $635 (Note 8)	2,430	—	7,870	—	—	7,870
Net loss	—	—	—	—	(5,254)	(5,254)

Balance at September 30, 2007	30,919	$3	$68,054	$1,346	$(49,748)	$19,655

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,254)	$(5,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,740	5,622
Amortization of note financing costs	142	112
Stock-based compensation	986	426
Warrants issued for consulting services	184	—
Loss on early extinguishment of debt		364
Changes in operating assets and liabilities (net effects of acquisitions):
Accounts and other receivables, net	327	517
Other current assets	(215)	31
Other non-current assets	210	42
Trade accounts payable	(977)	(2,856)
Accrued liabilities	683	(95)
Accrued commissions	(163)	(71)
Deferred revenue	(264)	—

Net cash provided by (used in) operating activities	399	(1,840)

Cash flows from investing activities:
Decrease in restricted cash	10	641
Acquisition of BenchmarkPortal, Inc.	(500)	—
Contingent purchase price payments	(352)	—
Direct acquisition costs	(281)	—
Purchases of property and equipment	(1,726)	(1,245)

Net cash used in investing activities	(2,849)	(604)

Cash flows from financing activities:
Net borrowings and payments under line of credit	(3,333)	1,478
Principal payments on long-term debt	(437)	(3,729)
Principal payments on long-term debt assumed in conjunction with the acquisition of ScheduleQ	(256)	—
Proceeds from exercise of options and warrants	728	141
Proceeds from shelf registration, net of offering costs	7,870	—
Private placement offering, net of offering costs	—	4,186
Debt financing costs	—	(186)
Payments on early extinguishment of debt	—	(377)

Net cash provided by financing activities	4,572	1,513

Net increase (decrease) in cash and cash equivalents	2,122	(931)
Cash and cash equivalents at the beginning of the period	4,559	5,471

Cash and cash equivalents at the end of the period	$6,681	$4,540

(continued)

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Nine months ended September 30,
	2007	2006
Supplemental cash flow information:
Cash paid for interest	$401	$594
Cash paid for income taxes	$8	$12
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock related to acquisition of BenchmarkPortal Inc. (Note 3)	$4,500	$—
Conversion of convertible term note at $3.00 per share for 1,126,664 share of common stock (Notes 6 and 8)	3,380	—
Property and equipment financed with capital lease obligations	667	196
Issuance of common stock related to ScheduleQ acquisition (Note 3)	330	—
Issuance of long-term debt related to the acquisition of ScheduleQ (Note 3)	302	—
Assumption of long-term debt issued to the acquisition of ScheduleQ (Note 3)	256	—
Cashless warrant exercise (Note 8)	189	—
Warrants issued to lender for approval of BenchmarkPortal acquisition (Note 3)	83	—
Contingent purchase price payments to BenchmarkPortal stockholders included in accounts payable (Note 4)	56	—
Property and equipment included in accounts payable	113	146
Fee charged by lender for approval of BenchmarkPortal acquisition applied to revolving credit facility (Note 3)	40	—
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	35	—
Issuance of warrants with debt agreement	—	542

(concluded)

During the first quarter of 2007, UCN completed two acquisitions and acquired all outstanding equity of BenchmarkPortal, Inc. and ScheduleQ, LLC. See Note 3 for a complete listing of assets acquired and liabilities assumed through these acquisitions.

See notes to condensed consolidated financial statements

UCN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2007 and 2006 – (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim financial statements of UCN, Inc. and its subsidiaries (collectively “UCN”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 28, 2007. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

UCN experienced net losses of $5.3 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively. The primary factors affecting operations during the year were: 1) continued investments in the promotion and development of inContact to bring these services to market; 2) $4.7 million of depreciation and amortization; 3) $986,000 of non-cash stock-based compensation expense (Note 9); and 4) $184,000 in non-cash expense related to two consulting agreements that were satisfied through the issuance of warrants.

UCN’s working capital surplus increased $2.7 million to $4.3 million at September 30, 2007 from $1.6 million at December 31, 2006. The primarily reason for the significant increase in working capital was due to a cash infusion of $7.9 million, net of certain offering expenses, from the sale of 2.4 million shares of common stock (Note 8). Immediately subsequent to receiving the cash infusion, the Company paid down the entire $3.8 million balance of the revolving credit facility.

UCN has generated $399,000 of cash from operations during the year and $4.6 million from financing activities during the year. UCN used $2.9 million of this cash for investing type activities and had an overall net cash gain of $2.1 million through September 30, 2007.

In addition to the cash amount listed on the condensed consolidated balance sheets, the Company also has access to additional available borrowings under the revolving credit facility. The available borrowings under the revolving credit facility increased $2.8 million to $7.0 million at September 30, 2007 compared to only $4.2 million available at December 31, 2006, resulting in total cash and additional availability under the revolving credit facility of $13.7 million at the end of the quarter. The working capital position would have been $11.3 million if the entire $7.0 million amount available was drawn under our revolving credit facility that is due in May 2010.

In February 2007, UCN closed two acquisitions (Note 3), which improved the overall inContact product offering suite. With these new products, UCN provides customers the ability to monitor agent effectiveness through its customer survey tools and the ability to efficiently monitor their agent needs. These new service offerings provide UCN additional contact and service opportunities to potential customers as well as provide up-sale opportunities to existing customers. These acquisitions added an additional $1.1 million and $2.7 million of higher-margin inContact revenue during the three and nine months ended September 30, 2007, respectively.

Our inContact segment experienced its eleventh consecutive quarter of revenue growth increasing to $7.7 million during the quarter, a 96% increase from the same period in 2006 for a year to date total of $21.0 million. This increase was a result of the selling and promotion effort we have undertaken to bring these products to market. Excluding the $1.1 million in revenue generated from the two acquisitions noted above, the segment increased 68% compared to the third quarter of 2006. UCN expects to see continued revenue growth in the inContact segment in 2007 and 2008 (Note 11) due to the more aggressive selling and promotion strategy that has been undertaken to bring the inContact segment products to market.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should UCN be unable to meet short-term requirements.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

Adoption of FIN 48: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s condensed consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

Gross versus Net Presentation of Taxes Collected for the Government - In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires a company to disclose its policy regarding the presentation of tax receipts on the face of the income statement. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The provisions of EITF 06-3 are effective for periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007 and presents taxes collected from customers on a net basis.

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

Fair Value Option - In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company does not expect that the implementation SFAS 159 will have a material effect on the Company’s results of operations or financial position.

NOTE 3 – ACQUISITIONS

BenchmarkPortal, Inc. Acquisition

On February 9, 2007, UCN closed the acquisition of BenchmarkPortal, Inc. to enhance and expand the services offered under the inContact suite of services. Through the acquisition of 100% of BenchmarkPortal’s outstanding stock, UCN acquired a call center survey and analysis business, operated under the name of EchoTM. The Echo business includes: 1) a customer base; 2) automated survey and analysis software and related service offerings; and 3) the related sales, marketing and technical staff. As consideration for the agreement, UCN paid the following:

•	$500,000 in cash to or for the benefit of the BenchmarkPortal stockholders at closing; and

•	$4.5 million by issuing 1.5 million shares of its restricted common stock to BenchmarkPortal stockholders.

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

The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands - unaudited):

Current assets	$623
Property, plant and equipment	255
Intangibles	5,083

Total assets acquired	5,961

Current liabilities	(203)
Accrued direct acquisition costs	(348)
Other long-term liabilities and deferred revenue	(410)

Total liabilities assumed	(961)

Purchase price	$5,000

Cash paid	$500
UCN common stock issued	4,500

Purchase price	$5,000

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

The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands - unaudited):

Property, plant and equipment	$5
Intangibles	918

Total assets acquired	923

Accrued direct acquisition costs	(35)
Assumed notes payable	(256)
Note payable issued	(302)

Total liabilities assumed	(593)

Purchase price	$330

UCN common stock issued	$330

The Company has accounted for both the BenchmarkPortal and ScheduleQ transactions using the purchase method of accounting and has included the operating results of each business in UCN’s condensed consolidated statements of operations since the respective date of each acquisition. Management has allocated the purchase price to the acquired tangible and intangible assets and liabilities based on their respective fair values. Management has utilized an independent valuation specialist to assist in estimating the fair values. The following unaudited pro forma financial information presents operating results as if both acquisitions had occurred at the beginning of the respective periods (in thousands except per share data - unaudited):

	Three months ended September 30,
	2007	2006
Net revenue	$19,628	$20,981
Net loss	(2,019)	(1,554)
Basic and diluted net loss per share	$(0.07)	$(0.06)

	Nine months ended September 30,
	2007	2006
Net revenue	$59,854	$65,896
Net loss	(5,283)	(5,947)
Basic and diluted net loss per share	$(0.19)	$(0.25)

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

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following (in thousands):

	September 30, 2007 (unaudited)			December 31, 2006
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$14,226	$2,269	$15,684	$12,777	$2,907
Technology and patents	10,314	6,173	4,141	7,980	4,540	3,440
Trade name and trade marks	1,213	—	1,213	—	—	—
Non-compete agreement	376	208	168	154	128	26

	$28,398	$20,607	$7,791	$23,818	$17,445	$6,373

In conjunction with the BenchmarkPortal acquisition (Note 3), UCN recorded the following intangibles (in thousands - unaudited):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$1,634	5	Straight line
Goodwill	1,340	Indefinite	Impairment review
Trade name and trade marks	1,194	Indefinite	Impairment review
Customer lists acquired	736	10	Accelerated
Non-compete agreement	179	3	Straight line

Total	$5,083

UCN agreed to pay former BenchmarkPortal stockholders monthly installments of $55,556 in contingent purchase price payments, subject to adjustment if monthly recurring revenue during the payout period from specified customer accounts acquired does not remain at certain levels, which are adjusted for estimated attrition. In addition to these monthly payments, UCN also agreed to pay former Benchmark Portal stockholders additional contingent quarterly earn out payments based on a recurring revenue in excess of $900,000 per quarter. During the three and nine months ended September 30, 2007, BenchmarkPortal stockholders earned a total of $163,000 and $395,000 in contingent purchase price payments that have been recorded to goodwill.

In conjunction with the ScheduleQ acquisition (Note 3), UCN recorded the following intangibles (in thousands - unaudited):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$699	8	Straight line
Goodwill	101	Indefinite	Impairment review
Customer lists acquired	75	5	Accelerated
Non-compete agreement	43	2	Straight line

Total	$918

UCN agreed to pay former ScheduleQ members monthly installments in contingent purchase price payments based on the number of licenses sold. During the three and nine months ended September 30, 2007, former ScheduleQ members earned a total of $7,000 and $13,000 in contingent purchase price payments that have been recorded to goodwill.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2007 (unaudited)	December 31, 2006
Accrued payroll and other compensation	$1,415	$656
Accrued payphone and carrier charges	856	782
Accrued operating lease obligations	76	250
Accrued professional fees	222	164
Other	137	172

	$2,706	$2,024

NOTE 6 – LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following (in thousands):

	September 30, 2007 (unaudited)	December 31, 2006
Convertible term note to ComVest Capital, LLC of $4.5 million was converted in to 1,126,664 shares of common stock at $3.00 per share and paid in full in April 2007 (Note 8)	$—	$3,380
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent, there are no requirements to repay outstanding principal payments until May 2010	—	3,258
Promissory notes payable to former ScheduleQ, LLC shareholders, interest imputed at 9.0 percent, payable monthly, secured by the software code acquired and any improvements thereto. Principal payments due monthly, final principal payment due February 15, 2011 (Note 3)	258	—
Capital leases	1,302	1,042

	1,560	7,680
Current portion of long-term debt	(69)	(250)
Current portion of capital lease payments	(777)	(636)
Debt discounts on convertible term note and revolving credit note, net of current portion of $121 and $166, respectively	(202)	(271)

	$512	$6,523

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2007, UCN paid the Chairman of the Board of Directors (Chairman), $5,000 per month for consulting, marketing, and capital raising activities. Starting in September 2001 and continuing to January 2003, the Chairman provided three carriers with his personal guaranty of payment up to $800,000. These guarantees have not changed since inception and UCN has indemnified the Chairman for any losses for which he may become personally liable.

NOTE 8 – CAPITAL TRANSACTIONS

On June 29, 2007, UCN filed a “shelf registration” on Form S-3 with the SEC. Under the terms of this shelf registration, UCN could offer from time to time up to $12 million in common shares. The registration statement became effective on July 13, 2007. In September 2007, UCN sold a total of 2,430,000 shares registered under this shelf registration and received gross proceeds of $8.5 million. UCN also paid placement agency fees and other professional fees totaling $635,000 for a total of $7.9 million in net proceeds. In September 2007, UCN withdrew the registration statement covering the remaining $3.5 million in common shares.

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

During the nine months ended September 30, 2007, employees, former employees and members of UCN’s Board of Directors exercised options to purchase a total of 295,674 shares of common stock and UCN received total proceeds of $728,000.

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

In conjunction with the BenchmarkPortal acquisition, UCN entered into a consulting agreement with the founder of BenchmarkPortal and issued warrants to purchase a total of 60,000 shares of UCN common stock at $2.95 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $68,000 with an assumed expected volatility of 48.63%, a risk-free rate of return of 4.76%, no dividend yield, and an expected life of 3.0 years. This amount will be expensed the term of the agreement. The warrants vested immediately and expire in February 2010.

In January 2007, UCN amended the convertible term note and revolving credit note agreement. In conjunction with this amendment, UCN issued warrants to ComVest Capital, LLC to purchase 55,000 shares of common stock at $2.90 per share. The warrants vested immediately and expire in May 2011. In addition to the warrants, UCN also paid $35,000 in consideration, which was applied to the revolving credit facility. The fair market value of the warrants, using the Black-Scholes pricing model, was $83,000 with an assumed expected volatility of 58.21%, a risk-free rate of return of 4.87%, no dividend yield, and an expected life of 4.3 years. These warrants were included in a registration statement filed with the SEC on Form S-1 to register for resale on April 6, 2007. The registration statement became effective on April 19, 2007.

UCN entered into a consulting agreement and issued warrants to purchase a total of 120,000 shares of UCN common stock at $4.00 per share with an additional 25,000 shares that could be earned contingent on UCN shares being accepted for traded on the NASDAQ stock market. Assuming all warrants are earned, the fair market value of the warrants, using the Black-Scholes pricing model, was $160,000 with an assumed expected volatility of 44.71%, a risk-free rate of return of 4.67%, no dividend yield, and an expected life of 2.0 years. This amount will be expensed over the term of the agreement as the warrants vest. A total of 105,000 warrants vested through September 30, 2007 and all other non-contingent warrants will vest by December 2007. The warrants expire April 2009.

NOTE 9 – STOCK-BASED COMPENSATION

The Condensed Consolidated Financial Statements, for the three and nine months ended September 30, 2007 and 2006, reflect the impact of SFAS 123(R). UCN has allocated the stock-based compensation to the respective departments based on location of where the employee’s regular compensation is charged as follows (in thousands - unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Costs of revenue	$3	$6	$5	$9
Selling and promotion	109	72	338	206
General and administrative	231	29	552	176
Research and development	44	22	91	35

Total	$387	$129	$986	$426

UCN estimated the fair value of options granted under its employee stock-based compensation arrangements at the grant date using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2007 and 2006 (unaudited):

	September 30, 2007	September 30, 2006
Dividend yield	None	None
Volatility	59%	70%
Risk-free interest rate	4.50%	4.69%
Expected life (years)	3.5	3.5
Weighted average fair value of option grants	$1.65	$1.32
Forfeiture rate	5.3%	5.3%

The following tables summarize all stock option activity during the three months ended September 30, 2007 and 2006, respectively (in thousands, except per share data - unaudited):

	Options	Price range ($)	Weighted Average Exercise Price	Intrinsic Value
Balance at July 1, 2007	4,204	$2.00-$5.39	$2.37	$6,580
Granted	167	$3.43-$4.05	$3.92
Exercised	(61)	$2.50-$2.64	$2.53	88
Cancelled or expired	(56)	$2.50-$3.50	$3.21

Balance at September 30, 2007	4,254	$2.50-$3.50	$2.79	$5,222

	Options	Price range	Weighted Average Exercise Price	Intrinsic Value
Balance at July 1, 2006	3,405	$2.00-$5.39	$2.36	$1,196
Granted	35	$2.50-$2.51	$2.50
Cancelled or expired	(92)	$2.00-$3.00	$2.30

Balance at September 30, 2006	3,348	$2.00-$5.39	$2.37	$506

The following tables summarize all stock option activity during the nine months ended September 30, 2007 and 2006, respectively (in thousands, except per share data—unaudited):

	Options	Price range ($)	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2007	3,163	$2.00-$5.39	$2.39	$1,627
Granted	1,509	$2.93-$4.45	$3.56
Exercised	(296)	$2.00-$2.64	$2.46	456
Cancelled or expired	(122)	$2.50-$3.50	$2.89

Balance at September 30, 2007	4,254	$2.50-$3.50	$2.79	$5,222

	Options	Price range	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2006	3,526	$2.00-$5.39	$2.37	$-
Granted	213	$2.00-$2.26	$2.22
Exercised	(71)	$2.00	$2.00	369
Cancelled or expired	(320)	$2.00-$3.69	$2.39

Balance at September 30, 2006	3,348	$2.00-$5.39	$2.37	$506

A summary of the options outstanding and options exercisable at September 30, 2007 is as follows (in thousands, except per share data - unaudited):

	Options Outstanding			Options Exercisable
Exercise price range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00-$2.30	1,503	2.4 years	$2.04	1,116	$2.03
$2.31-$2.66	591	1.9 years	$2.50	566	$2.50
$2.67-$3.07	575	2.5 years	$2.82	505	$2.79
$3.08-$3.99	1,402	4.4 years	$3.50	77	$3.11
$4.00-$5.39	183	4.2 years	$4.41	51	$5.27

	4,254	3.1 years	$2.79	2,315	$2.42

Intrinsic Value	$5,222			$3,657

A summary of the activity for non-vested share awards as of September 30, 2007 and changes during the three and nine month periods are as follows (in thousands, except per share data - unaudited):

	Options	Weighted Average Option Fair Value
Balance at July 1, 2007	1,975	$1.43
Granted	167	1.78
Vested	(108)	1.08
Cancelled or expired	(95)	1.23

Balance at September 30, 2007	1,939	$1.52

	Options	Weighted Average Option Fair Value
Balance at January 1, 2007	797	$1.10
Granted	1,509	1.65
Vested	(291)	1.22
Cancelled or expired	(76)	1.56

Balance at September 30, 2007	1,939	$1.52

As of September 30, 2007, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under UCN’s stock option plans, which is expected to be recognized over a weighted average period of 1.3 years.

NOTE 10 – MAJOR SUPPLIERS

Approximately 61% and 65% of UCN’s cost of revenue for the nine months ended September 30, 2007 and 2006, respectively, was paid to three of the largest U.S. telecommunication service providers. UCN owed $2.3 million and $3.2 million to these three providers as of September 30, 2007 and December 31, 2006, respectively.

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

For the three months ended September 30, 2007, the inContact segment revenue of $7.7 million includes $3.9 million of related long distance voice and data services and $3.8 million of inContact technology services. For the three months ended September 30, 2006, the inContact segment revenue of $3.9 million includes $2.8 million of long distance voice and data services and $1.1 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the three months ended September 30, 2007 and 2006 were as follows (in thousands - unaudited):

	Three Months Ended September 30, 2007
	Telecom	inContact	Consolidated
Revenue	$11,909	$7,719	$19,628
Costs of revenue (excluding depreciation and amortization shown separately below)	8,184	2,747	10,931
Selling and promotion	1,319	2,564	3,883
General and administrative	2,164	2,410	4,574
Depreciation and amortization	660	793	1,453
Research and development	—	674	674

Loss from operations	$(418)	$(1,469)	$(1,887)

	Three Months Ended September 30, 2006
	Telecom	inContact	Consolidated
Revenue	$16,274	$3,930	$20,204
Costs of revenue (excluding depreciation and amortization shown separately below)	10,812	1,896	12,708
Selling and promotion	2,003	1,495	3,498
General and administrative	2,353	950	3,303
Depreciation and amortization	1,362	517	1,879
Research and development	—	260	260

Loss from operations	$(256)	$(1,188)	$(1,444)

For the nine months ended September 30, 2007, the inContact segment revenue of $21.0 million includes $11.5 million of related long distance voice and data services and $9.5 million of inContact technology services. For the nine months ended September 30, 2006, the inContact segment revenue of $10.5 million includes $7.8 million of long distance voice and data services and $2.7 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the nine months ended September 30, 2007 and 2006 were as follows (in thousands - unaudited):

	Nine Months Ended September 30, 2007
	Telecom	inContact	Consolidated
Revenue	$38,425	$20,997	$59,422
Costs of revenue (excluding depreciation and amortization shown separately below)	25,685	7,910	33,595
Selling and promotion	4,519	7,316	11,835
General and administrative	6,733	5,703	12,436
Depreciation and amortization	2,509	2,231	4,740
Research and development	1	1,548	1,549

Loss from operations	$(1,022)	$(3,711)	$(4,733)

	Nine Months Ended September 30, 2006
	Telecom	inContact	Consolidated
Revenue	$53,290	$10,504	$63,794
Costs of revenue (excluding depreciation and amortization shown separately below)	36,477	5,294	41,771
Selling and promotion	6,207	4,341	10,548
General and administrative	7,272	2,513	9,785
Depreciation and amortization	4,101	1,521	5,622
Research and development	—	921	921

Loss from operations	$(767)	$(4,086)	$(4,853)

NOTE 12 – SUBSEQUENT EVENTS

On October 15, 2007, certain unsecured creditors of a former customer filed suit against UCN seeking to recover certain alleged preferential payments that were made to UCN prior to the former customer entering into bankruptcy. The maximum exposure to UCN relating to the lawsuit is estimated to be approximately $262,000; however, UCN will vigorously defend its position against the lawsuit and is seeking all possible exemptions to avoid a refund of these payments and although UCN believes it will be successful in its defense, there can be no assurance of a favorable outcome.

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

UCN is a “Network Applications Provider” that provides on-demand, hosted, contact handling software services (through our inContact applications suite of services) and business telecommunication services delivered over our own, proprietary national Voice over Internet Protocol Network (VoIP Network). The inContact application suite includes an integrated package of advanced contact handling, reporting and administration applications and performance monitoring and management tools along with a unique rapid application development tool.

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

Results of Operations

Consolidated Revenue

Consolidated revenues decreased $577,000 or 3% to $19.6 million for the three months ended September 30, 2007 from $20.2 million compared to the same period in 2006. The decrease is primarily due to the continued revenue decrease in our Telecom segment, which was down $4.4 million or 27% compared to the same period in 2006. The decrease in our Telecom segment is due to the discontinuation of several high-volume, low margin customers during the second quarter of 2006 which has affected each subsequent quarter. These losses were offset by significant increases in inContact segment revenue, which increased $3.8 million or 96% from the third quarter of 2006. The BenchmarkPortal acquisition allows us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ acquisition allows us to provide our customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augment our all-in-one hosted inContact solution and added an additional $1.1 million in quarterly revenue to the segment.

Consolidated revenues decreased $4.4 million or 7% to $59.4 million for the nine months ended September 30, 2007 from $63.8 million compared to the same period in 2006. The decrease is primarily due to the continued revenue decrease in our Telecom segment, which was down $14.9 million or 28% compared to the same period in 2006. The decrease in our Telecom segment is due to the discontinuation of services to several high volume, low margin customers during the second quarter of 2006 which has affected each subsequent quarter. These losses in the Telecom segment were offset by significant increases in inContact segment revenue, which increased $10.5 million or 100% to $21.0 million through September 30, 2007 compared to $10.5 million during the same period in 2006. The two first quarter acquisitions augment our all-in-one hosted inContact solution and added an additional $2.7 million in year-to-date revenue to the segment. Excluding the revenue added through the acquisition, our revenue decreased $7.1 million or 11% compared to the same period in 2006.

We continue focusing marketing efforts on providing on-demand contact center hosted solution and business telecommunications services delivered over our national VoIP network. We believe the opportunity to increase revenues through the sale of enhanced telecommunications services to business customers is much greater than through the sale of traditional long distance services to residential customers. We have developed a menu of enhanced communication services that are marketed to existing and potential customers through our multiple sales channels. As a result of these changes, we are experiencing a transition in sales mix, which we expect will continue because of our marketing commitment to promote these services.

Costs of revenue

Costs of revenue decreased $1.8 million or 14% to $10.9 million for the three months ended September 30, 2007 from $12.7 million for the same period in 2006. Consistent with other telecommunication companies, we do not include amortization and depreciation in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased 7.2 percentage points to 55.7% during the quarter from 62.9% in the same period in 2006. We have continued to improve our cost of revenue as a percentage of revenue percentage by implementing cost cutting measures, increasing higher margin inContact revenue and terminating our relationship with large-volume low-margin customers. In addition to these measurers, the $1.1 million of additional revenue added through the BenchmarkPortal and ScheduleQ acquisitions had very little cost involved with the creation of such revenue.

Costs of revenue decreased $8.2 million or 20% to $33.6 million for the nine months ended September 30, 2007 from $41.8 million for the same period in 2006. Consistent with other telecommunication companies, we do not include amortization and depreciation in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased 8.9 percentage points to 56.5% during the nine months ended September 30, 2007 compared to 65.5% in the same period in 2006. We have continued to improve our cost of revenue as a percentage of revenue percentage by implementing cost cutting measures, increasing higher margin inContact revenue and terminating our relationship with large-volume low-margin customers. In addition to these measurers, the $2.7 million of additional revenue added through the BenchmarkPortal and ScheduleQ acquisitions had very little cost involved with the creation of such revenue.

As noted above, we continue to focus most of our marketing efforts on promoting our inContact segment technology services which carry significantly higher margins than the Telecom segment services. As a result, we expect continued improvements in margins from the sales of these inContact related technology services as we add higher gross margin inContact customers. We continue to support our telecom reseller channel that markets our telecom products to business users and encourage those resellers to refer inContact opportunities to us.

Selling and promotion

Selling and promotion expenses increased 11% or $385,000 to $3.9 million during the three months ended September 30, 2007 from $3.5 million during the same period in 2006 primarily due to an overall increase in the number of sales and lead generation activities related to bringing the inContact suite of services to market. Our sales force grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions that closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management, which added an additional $37,000 of stock-based compensation expense for a total of $109,000 during the third quarter of 2007 compared to $72,000 during the same period in 2006.

Selling and promotion expenses increased 12% or $1.3 million to $11.8 million during the nine months ended September 30, 2007 from $10.5 million during the same period in 2006 primarily due to an overall increase in the number of sales and lead generation activities related to bringing the inContact suite of services to the market. Our sales force grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions that closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management which added an additional $132,000 of stock-based compensation expense for a total of $338,000 during the nine months ended September 30, 2007 compared to $206,000 during the same period in 2006.

As noted above, we continue to focus most of our marketing efforts on promoting our inContact segment technology related products and services. As a result, we expect our selling and promotion expense will continue to increase going forward as we continue bringing the inContact suite of services to the market.

General and administrative

General and administrative expenses for the three months ended September 30, 2007 increased 38% or $1.3 million to $4.6 million compared to $3.3 million in the same period in 2006. The increase is primarily due to an overall increase in salaries and benefits during the year due to the growth of the company. Our general and administrative staff grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management, which added an additional $202,000 of stock-based compensation expense for a total of $231,000 during the three months ended September 30, 2007 compared to $29,000 during the same period in 2006.

General and administrative expenses for the nine months ended September 30, 2007 increased 27% or $2.7 million to $12.4 million compared to $9.8 million in the same period in 2006. The increase is primarily due to an overall increase in salaries and benefits during the year due to the growth of the company. Our general and administrative staff grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management, which added and an additional $376,000 of stock-based compensation expense for a total of $552,000 during the nine months ended September 30, 2007 compared to $176,000 during the same period in 2006.

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

The inContact segment experienced its eleventh consecutive quarter of revenue growth, which increased to $7.7 million during the quarter, which is a 96% increase from the same period in 2006 as a result of the selling and promotion effort we have undertaken to bring these products to market. The BenchmarkPortal and ScheduleQ acquisitions added an additional $1.1 million of revenue during the quarter. Excluding the $1.1 million of acquisition revenue, the segment increased 68% compared to the same quarter in 2006.

For the three months ended September 30, 2007, the inContact segment revenue of $7.7 million includes $3.9 million of related long distance voice and data services and $3.8 million of inContact technology services. For the three months ended September 30, 2006, the inContact segment revenue of $3.9 million includes $2.8 million of long distance voice and data services and $1.1 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Costs of revenue as a percentage of revenue decreased during the three months ended September 30, 2007 12.6 percentage points to 35.6% from 48.2% during the same period in 2006. These significant improvements are primarily due to closing higher margin inContact deals with new customers as well as the addition of BenchmarkPortal and ScheduleQ, which produce revenue with very few direct costs. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased $1.1 million or 71% during the quarter compared to the same period in 2006. We also continue to develop the services provided in the segment by investments in research and development. During the quarter, we spent $674,000 in research and development costs and capitalized an additional $544,000 of costs related to our internally developed software during the quarter.

inContact Customer Segment Year-to-Date Results

The inContact segment revenue increased to $21.0 million during the nine months ended September 30, 2007, which is a 100% increase from the same period in 2006 as a result of the selling and promotion effort we have undertaken to bring these products to market. The BenchmarkPortal and ScheduleQ acquisitions added a total of $2.7 million of revenue during the quarter. Excluding the $2.7 million of acquisition revenue, the segment increased 74% compared to the same quarter in 2006.

For the nine months ended September 30, 2007, the inContact segment revenue of $21.0 million includes $11.5 million of related long distance voice and data services and $9.5 million of inContact technology services. For the nine months ended September 30, 2006, the inContact segment revenue of $10.5 million includes $7.8 million of long distance voice and data services and $2.7 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Costs of revenue as a percentage of revenue decreased 12.7 percentage points during the nine months ended September 30, 2007 to 37.7% from 50.4% during the same period in 2006. These improvements are primarily due to closing higher margin inContact deals with new customers as well as the addition of BenchmarkPortal and ScheduleQ, which produce revenue with very few direct costs. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased $3.0 million or 68% during the nine months ended September 30, 2007 compared to the same period in 2006. We also continue to develop the services provided in the segment by investments in research and development. During the nine months ended September 30, 2007, we spent $1.5 million in research and development costs and have capitalized a total of $919,000 of costs related to our internally developed software.

Telecom Customer Segment Quarterly Results

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased 27% to $11.9 million during the quarter compared to the same period in 2006. These decreases were primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006. With the decline in revenues from the segment, we have been able to reduce overall costs in the segment. Our costs of revenue and selling and promotion expenses decreased 24% and 34%, respectively, during the quarter compared to the same period in 2006.

Telecom Customer Segment Year-to-Date Results

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased 28% to $38.4 million during the quarter compared to the same period in 2006. These decreases were primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006. With the decline in revenues from the segment, we have been able to reduce overall costs in the segment. Our costs of revenue and selling and promotion expenses decreased 30% and 27%, respectively, during the quarter compared to the same period in 2006.

Liquidity and Capital Resources

We experienced net losses of $5.3 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively. The primary factors affecting operations during the year were: 1) continued investments in the promotion and development of inContact to bring these services to market; 2) $4.7 million of depreciation and amortization; 3) $986,000 of non-cash stock-based compensation expense (Note 9); and 4) $184,000 in non-cash expense related to two consulting agreements that were satisfied through the issuance of warrants.

Our working capital surplus increased $2.7 million to $4.3 million at September 30, 2007 from $1.6 million at December 31, 2006. This dramatic working capital position improvement was due to a cash infusion of $7.9 million, net of certain offering expenses, from the sale of 2.4 million shares of common stock (Note 8) that significantly improved our balance sheet and working capital position. Immediately subsequent to receiving the cash infusion, we paid down the entire $3.8 million balance of the revolving credit facility resulting in $1.2 million of debt outstanding relating to certain capital leases as well as acquisition related debt.

On a year to date basis, we generated $399,000 of cash from operations and $4.6 million from financing activities during the year. We used $2.9 million of this cash for investing type activities and had an overall net cash gain of $2.1 million through September 30, 2007. The positive cash flow from operations is very positive for us as we undertake our more aggressive marketing and promotion strategy. The amount that we have invested in the company has provided additional network capacity and provides additional resources to help grow inContact segment revenue.

In addition to the cash amount listed on the condensed consolidated balance sheets, we also have access to additional available borrowings under the revolving credit facility. The available borrowings under the revolving credit facility increased $2.8 million to $7.0 million at September 30, 2007 compared to only $4.2 million available at December 31, 2006, resulting in total cash and additional availability under the revolving credit facility of $13.7 million at the end of the quarter. The working capital position would have been $11.3 million if the entire $7.0 million amount available was drawn under our revolving credit facility that is due in May 2010.

In February 2007, we closed two acquisitions (Note 3), which improved the overall inContact product offering suite. With these new products, we provide our customers with the ability to monitor agent effectiveness through its customer survey tools and the ability to efficiently monitor their agent needs. These new service offerings provide us additional contact and service opportunities to potential customers as well as provide up-sale opportunities to existing customers. These acquisitions added an additional $1.1 million and $2.7 million of higher-margin inContact revenue during the three and nine months ended September 30, 2007, respectively.

Our inContact segment experienced its eleventh consecutive quarter of revenue growth increasing to $7.7 million during the quarter, a 96% increase from the same period in 2006 for a year to date total of $21.0 million. This increase was a result of the selling and promotion effort we have undertaken to bring these products to market. Excluding the $1.1 million in revenue generated from the two acquisitions noted above, the segment increased 68% compared to the third quarter of 2006. UCN expects to see continued revenue growth in the inContact segment in 2007 and 2008 (Note 11) due to the more aggressive selling and promotion strategy that has been undertaken to bring the inContact segment products to market.

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

On June 29, 2007, UCN filed a “shelf registration” on Form S-3 with the SEC. Under the terms of this shelf registration, we could offer from time to time up to $12 million in common shares. The registration statement became effective on July 13, 2007. In September 2007, we sold a total of 2,430,000 shares registered under this shelf registration and received gross proceeds of $8.5 million. We also paid placement agency fees and other professional fees totaling $635,000 for a total of $7.9 million in net proceeds. In September 2007, we withdrew the registration statement covering the remaining $3.5 million in common shares.

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

In conjunction with the BenchmarkPortal acquisition, we entered into a consulting agreement with the founder of BenchmarkPortal and issued warrants to purchase a total of 60,000 shares of UCN common stock at $2.95 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $68,000 with an assumed expected volatility of 48.63%, a risk-free rate of return of 4.76%, no dividend yield, and an expected life of 3.0 years. This amount will be expensed the term of the agreement. The warrants vested immediately and expire in February 2010.

In January 2007, we amended the convertible term note and revolving credit note agreement. In conjunction with this amendment, we issued warrants to ComVest Capital, LLC to purchase 55,000 shares of common stock at $2.90 per share. The warrants vested immediately and expire in May 2011. In addition to the warrants, we also paid $35,000 in consideration, which was applied to the revolving credit facility. The fair market value of the warrants, using the Black-Scholes pricing model, was $83,000 with an assumed expected volatility of 58.21%, a risk-free rate of return of 4.87%, no dividend yield, and an expected life of 4.3 years. These warrants were included in a registration statement filed with the SEC on Form S-1 to register for resale on April 6, 2007. The registration statement became effective on April 19, 2007.

We entered into a consulting agreement and issued warrants to purchase a total of 120,000 shares of our common stock at $4.00 per share with an additional 25,000 shares that could be earned contingent on UCN shares being accepted for traded on the NASDAQ stock market. Assuming all warrants are earned, the fair market value of the warrants, using the Black-Scholes pricing model, was $160,000 with an assumed expected volatility of 44.71%, a risk-free rate of return of 4.67%, no dividend yield, and an expected life of 2.0 years. This amount will be expensed over the term of the agreement as the warrants vest. A total of 105,000 warrants vested through September 30, 2007 and all other non-contingent warrants will vest by December 2007. The warrants expire April 2009.

During the nine months ended September 30, 2007, employees, former employees and members of UCN’s Board of Directors exercised options to purchase a total of 295,674 shares of common stock and UCN received total proceeds of $728,000.

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

Adoption of New Accounting Pronouncements

Adoption of FIN 48: In September 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s condensed consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

Gross versus Net Presentation of Taxes Collected for the Government - In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires a company to disclose its policy regarding the presentation of tax receipts on the face of the income statement. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The provisions of EITF 06-3 are effective for periods beginning after December 15, 2006. We adopted EITF 06-3 on January 1, 2007 and present taxes collected from customers on a net basis.

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

Fair Value Option - In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company does not expect that the implementation SFAS 159 will have a material effect on the Company’s results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at September 30, 2007 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2007. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of management, UCN’s chief executive officer and chief financial officer evaluated disclosure controls and procedures on September 30, 2007. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with UCN’s filing of its quarterly report on Form 10-Q for the three and nine months ended September 30, 2007.

During the three and nine months ended September 30, 2007 there have been no significant changes in UCN’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1.	LEGAL PROCEDINGS

On October 15, 2007, the Official Committee of Unsecured Creditors of the bankruptcy estate of Epixtar Corp. and B2B Advantage, Inc., filed an adversary proceeding against UCN. The case styled Official Committee of Unsecured Creditors v. UCN, Inc., Bankruptcy Case Number 05-42040-AJC / Adversary Proceeding number 07-01751-AJC, was filed in the U.S. Bankruptcy Court in the Southern District of Florida. The Unsecured Creditors Committee is seeking to recover $262,000 in alleged preferential payments made by Epixtar to UCN during the 90-day period prior to Epixtar’s bankruptcy filing. UCN’s answer or response to the adversary proceeding is due Friday, November 30, 2007. UCN estimates its maximum exposure under the proceeding to be $262,000; however UCN will vigorously defend its position against the suit and is seeking all possible exemptions to avoid a refund of these payments carryover from subsequent event note.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by UCN, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting customer marketing and rebate programs or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in the 2006 Annual Report on Form 10-K and in subsequent reports on Form 10-Q under the Item 1A “Risk Factors,” actual results may differ from those in the forward-looking statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2007, UCN issued compensatory options to two employees for the purchase a total of 25,000 and 50,000 shares of common stock at an exercise price of $3.82 and $3.95 per share, respectively. The options are exercisable over a term of five years and vest in three annual equal installments. The options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	UCN Reports Third Quarter 2007 Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date:	November 13, 2007	By:	/s/ Paul Jarman
Paul Jarman

Chief Executive Officer

Date:	November 13, 2007	By:	/s/ Brian S. Moroney
Brian S. Moroney
Principal Financial and Accounting Officer