Form 10-Q/A
period 2007-03-31
UCN INC
filed 2008-04-01
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The Audit Committee of the Board of Directors recently received the results of an independent investigation into certain accounting and financial reporting matters. The results of the investigation as well as results of additional reviews and procedures conducted by management were reported to the Board of Directors. As a result, the Board of Directors determined that our previously issued condensed consolidated financial statements filed with our quarterly reports on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2007, and our consolidated financial statements for the year ended December 31, 2006, should no longer be relied upon because of certain accounting errors in the disclosures to the financial statements. Accordingly, we are restating our previously issued financial statements for those periods. The effects of the restatements of the condensed consolidated financial statements are limited to the footnote disclosure of operating segment results and do not affect our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity, and Condensed Consolidated Statements of Cash Flows. Restated financial information is presented in this report, as well as in our amended reports on Form 10-Q for the periods ended June 30, 2007 and September 30, 2007. We do not intend to file an amendment to our Form 10-K for the year ended December 31, 2006; rather the restatement of 2006 segment disclosures will be presented in our Form 10-K for the year ended December 31, 2007. For a discussion of the accounting errors and the adjustments made as a result of the restatement, see Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I – Item 1—Financial Statements” and “Part I – Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Reporting.” This Form 10-Q/A does not reflect events that occurred after the May 14, 2007 filing date of the Quarterly Report on Form 10-Q that was originally filed, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the matters described above. Other events occurring after the filing of the original Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(unaudited)

(in thousands except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,410	$4,559
Restricted cash	10	10
Accounts and other receivables, net of allowance for uncollectible accounts of $1,562 and $1,746, respectively	9,189	8,996
Other current assets	574	594

Total current assets	13,183	14,159
Property and equipment, net	4,960	4,810
Intangible assets, net	9,691	6,373
Goodwill	1,457	—
Other assets	569	617

Total assets	$29,860	$25,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,236	$720
Trade accounts payable	7,184	8,350
Accrued liabilities	2,342	2,024
Accrued commissions	1,398	1,448
Deferred revenue	136	—

Total current liabilities	12,296	12,542
Long-term debt and revolving credit note	6,827	6,523
Other long-term liabilities and deferred revenue	84	46

Total liabilities	19,207	19,111

Commitments and contingencies (Notes 3, 6, 9, 10 and 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,187,257 and 25,385,031 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	55,588	50,071
Warrants and options outstanding	1,230	1,268
Accumulated deficit	(46,168)	(44,494)

Total stockholders’ equity	10,653	6,848

Total liabilities and stockholders’ equity	$29,860	$25,959

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

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Warrants/ Options	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2007	25,385	$3	$50,071	$1,268	$(44,494)	$6,848
Exercise of stock options to purchase common shares	120	—	302	—	—	302
Stock-based compensation	—	—	196	—	—	196
Warrant issued in conjunction with consulting agreement	—	—	—	68	—	68
Warrants issued to lender for approval of BenchmarkPortal acquisition (Note 3)	—	—	—	83	—	83
Shares issued due to cashless warrant exercise	37	—	189	(189)	—	—
Issuance of common shares in conjunction with BenchmarkPortal acquisition (Note 3)	1,536	—	4,500	—	—	4,500
Issuance of common shares in conjunction with ScheduleQ acquisition (Note 3)	109	—	330	—	—	330
Net loss	—	—	—	—	(1,674)	(1,674)

Balance at March 31, 2007	27,187	$3	$55,588	$1,230	$(46,168)	$10,653

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,674)	$(2,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,792	1,879
Amortization of note financing costs	36	33
Stock-based compensation	196	153
Warrants	23
Changes in operating assets and liabilities (net effects of acquisitions):
Accounts and other receivables, net	394	(556)
Other current assets	101	33
Other non-current assets	48	(11)
Trade accounts payable	(1,299)	(938)
Accrued liabilities	356	88
Accrued commissions	(50)	(28)
Deferred revenue	(227)	—

Net cash used in operating activities	(304)	(1,490)

Cash flows from investing activities:
Decrease in restricted cash	—	(167)
Acquisition of BenchmarkPortal, Inc.	(686)	—
Contingent purchase price payments to BenchmarkPortal stockholders	(75)	—
Acquisition of ScheduleQ	(34)	—
Purchases of property and equipment	(438)	(163)

Net cash used in investing activities	(1,214)	(330)

Cash flows from financing activities:
Net borrowings and payments under line of credit	500	174
Principal payments on long-term debt	(158)	(898)
Principal payments on long-term debt assumed in conjunction with the acquisition of ScheduleQ	(256)	—
Proceeds from exercise of options and warrants	302	10
Private placement offering, net of offering costs	—	(7)

Net cash provided by (used in) financing activities	388	(721)

Net decrease in cash and cash equivalents	(1,149)	(2,541)
Cash and cash equivalents at the beginning of the period	4,559	5,471

Cash and cash equivalents at the end of the period	$3,410	$2,930

(continued)

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006
Supplemental cash flow information:
Cash paid for interest	$190	$284
Cash paid for taxes	$8	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock related to acquisition of BenchmarkPortal Inc. (Note 3)	$4,500	$—
Issuance of long-term debt related to the acquisition of Benchmark Portal	101
Warrants issued to lender for approval of BenchmarkPortal acquisition (Note 3)	83	—
Fee charged by lender for approval of BenchmarkPortal acquisition applied to revolving credit facility (Note 3)	40	—
Issuance of common stock related to ScheduleQ acquisition (Note 3)	330	—
Issuance of long-term debt related to the acquisition of ScheduleQ (Note 3)	302	—
Assumption of long-term debt issued to the acquisition of ScheduleQ (Note 3)	256	—
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	35	—
Cashless warrant exercise (Note 8)	189	—
Property and equipment included in accounts payable	17	—
Property and equipment financed with capital lease obligations	—	196

(concluded)

During the first quarter of 2007, UCN completed two acquisitions and acquired all outstanding equity of BenchmarkPortal, Inc. and ScheduleQ, LLC. See Note 3 for disclosure of assets acquired and liabilities assumed through these acquisitions.

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

UCN experienced net losses of $1.7 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. Included within the net loss during the first quarter of 2007 were: 1) $1.8 million of depreciation and amortization and 2) $196,000 of non-cash stock-based compensation expense (Note 9).

UCN’s working capital surplus of $1.6 million at December 31, 2006 decreased to $887,000 at March 31, 2007. The primarily reason for the decrease was a $1.2 million reduction in accounts payable that was offset by a $500,000 increase in the current portion of long-term debt. However, the available borrowings under the revolving credit facility increased $1.0 million to $3.2 million at March 31, 2007 compared to only $2.2 million available at December 31, 2006.

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

UCN has taken the following steps to continue to meet its obligations:

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

•

The inContact segment increased to $4.9 million during the quarter, a 67% increase from the same period in 2006. This increase was a result of the selling and promotion effort we have undertaken to bring these products to market. Excluding the $535,000 in revenue from the acquisitions, the segment increased 49% compared to the first quarter of 2006. UCN expects to continue to see significant revenue growth in the inContact segment in 2007, which we believe will be enhanced through the BenchmarkPortal and ScheduleQ acquisitions.

For the three months ended March 31, 2007, the inContact segment revenue of $4.9 million includes $2.8 million of related long distance voice and data services and $2.1 million of inContact technology services. For the three months ended March 31, 2006, the inContact segment revenue of $2.9 million includes $2.2 million of long distance voice and data services and $.7 million of inContact technology services.

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

NOTE 2 – ACCOUNTING POLICIES

Adoption of New Accounting Pronouncements

Adoption of FIN 48: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s condensed consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

Recent Accounting Pronouncements

Fair Value Measurement: In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

Fair Value Options: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain nonfinancial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS 159, but does not expect it to have a material impact on its financial position, results of operations, cash flows or disclosures.

NOTE 3 – ACQUISITIONS

BenchmarkPortal, Inc. Acquisition

On February 9, 2007, UCN closed the acquisition of BenchmarkPortal, Inc. to enhance and expand the services offered under the inContact suite of services. Through the acquisition of 100% of BenchmarkPortal’s outstanding stock, UCN acquired a call center survey and analysis business, operated under the name of Echo TM . The Echo business includes: 1) a customer base; 2) automated survey and analysis software and related service offerings; and 3) the related sales, marketing and technical staff. As consideration for the agreement, UCN paid the following consideration:

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

The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$623
Property, plant and equipment	255
Intangibles	3,743
Goodwill	1,300

Total assets acquired	5,921

Current liabilities	(203)
Accrued direct acquisition costs	(308)
Deferred revenue	(363)
Other long-term liabilities	(47)

Total liabilities assumed	(921)

Purchase price	$5,000
Cash paid	$500
UCN common stock issued	4,500

Purchase price	$5,000

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

The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Property, plant and equipment	$5
Intangibles	817
Goodwill	102

Total assets acquired	924

Accrued direct acquisition costs	(34)
Assumed notes payable	(256)
Note payable issued	(304)

Total liabilities assumed	(594)

Purchase price	$330

UCN common stock issued	$330

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

Amortization of intangibles for the fiscal years ended 2007, 2008, 2009, 2010 and 2011 is expected to be $4.0 million, $3.2 million, $0.9 million, $0.5 million and $0.5 million respectively.

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

NOTE 7 – LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

As of March 31, 2007. UCN is in compliance with all of its financial and non-financial covenants.

Long-term debt, notes payable and capital leases consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Convertible term note to ComVest Capital, LLC of $4.5 million, bearing interest at a fixed 9.0 percent, there are no principal payments due through November 2007 after which the loan requires monthly principal payments of $125,000 with any unpaid amounts due on May 2010, outstanding principal amount is convertible to common stock at $3.00 per share	$3,380	$3,380
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent, there are no requirements to repay outstanding principal payments until May 2010	3,833	3,258
Promissory notes payable to former ScheduleQ, LLC shareholders, interest imputed at 9.0 percent, payable monthly, secured by the software code acquired and any improvements thereto. Principal payments due monthly, final principal payment due February 15, 2011 (Note 3)	298	—
Capital Leases	979	1,042

	8,490	7,680
Current portion of long-term debt, net of debt discounts of $149 and $166, respectively	(543)	(84)
Current portion of capital lease payments	(693)	(636)
Debt discounts on convertible term note and revolving credit note	(427)	(437)

	$6,827	$6,523

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

The following tables summarize all stock option activity during the three months ended March 31, 2007 and 2006, respectively (in thousands, except per share data):

	Options	Price range ($)	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2007	3,163	$2.00 - $5.39	$2.39	$1,627
Granted	1,285	2.93 - 3.63	3.49
Exercised	(120)	2.50	2.50	148
Cancelled or expired	(67)	2.50 - 3.17	2.62

Balance at March 31, 2007	4,261	$2.00 - $5.39	$2.72	$4,390

	Options	Price range ($)	Weighted Average Exercise Price ($)	Intrinsic Value
Balance at January 1, 2006	3,526	$2.00 -$5.39	$2.37	$1,627
Granted	128	2.00 - 2.18	2.22
Exercised	(5)	2.00	2.00	2
Cancelled or expired	(160)	2.00 - 3.69	2.39

Balance at March 31, 2006	3,489	$2.00 -$5.39	$2.37	$717

A summary of the options outstanding and options exercisable at March 31, 2007 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise price range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00-$2.30	1,552	2.7 years	$2.04	1,011	$2.03
$2.31-$2.66	733	1.9 years	2.50	734	2.49
$2.67-$3.07	575	2.8 years	2.81	483	2.79
$3.08-$5.39	1,401	3.2 years	3.54	46	5.39

	4,261	2.5 years	$2.72	2,274	$2.41

Intrinsic Value	$4,390			$3,081

A summary of the activity for non-vested share awards as of March 31, 2007 and changes during the three month period is as follows (in thousands, except per share amounts):

	Options	Weighted Average Option Fair Value
Balance at January 1, 2007	797	$1.10
Granted	1,285	1.63
Vested	(67)	1.37
Cancelled or expired	(28)	1.44

Balance at March 31, 2007	1,987	$1.43

As of March 31, 2007 and 2006, there was $1,088 and $652,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under UCN’s stock option plans. That cost is expected to be recognized over a weighted average period of 4.5 and 3.2 years, respectively. All shares are excluded from the EPS dilution calculation because they are anti-dilutive.

NOTE 10 – MAJOR SUPPLIERS

Approximately 58% and 67% of UCN’s cost of revenue for the three months ended March 31, 2007 and 2006, respectively, was generated from three of the largest U.S. telecommunication service providers. UCN owed $2.9 million and $4.8 million to these three providers as of March 31, 2007 and December 31, 2006, respectively.

NOTE 11 – SEGMENTS

Effective January 1, 2006, UCN managed its business based on two customer segments: Telecom and inContact. The Telecom segment includes all voice and data long distance services provided to customers not utilizing any inContact services. The inContact segment includes revenues from customers using any inContact services as well as their long distance voice and data services. InContact services include automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting. In mid February 2007, UCN closed two strategic acquisitions which have been added to the inContact segment. The BenchmarkPortal, Inc. acquisition allowed UCN to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ, LLC acquisition allowed UCN to provide its customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augment UCN’s all-in-one hosted inContact solution.

Subsequent to the issuance of UCN’s Form 10-Q for the period ended March 31, 2007, UCN has determined that the revenue and results of operations for a total of six user accounts previously included in the segment disclosure of UCN’s inContact segment in prior periods should have been included in UCN’s Telecom segment because, in substance, the revenue was substantially either long distance or still in a trial period for inContact. As a result, UCN has restated the accompanying disclosures in these condensed consolidated financial statements.

The effects of the restatement of the condensed consolidated financial statements are limited to the disclosure of segment results and do not affect the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity, and Condensed Consolidated Statements of Cash Flows of UCN for the affected periods. The restatement includes the reallocation of the long distance charges, along with insignificant amounts of the inContact software and related service revenue, from the six identified accounts from the inContact segment to the Telecom segment.

The following summarizes the effect of the restatement on the segment results of operations previously reported for the three month periods ended March 31, 2007 and 2006:

	Three months ended March 31, 2007			Three months ended March 31, 2006
Telecom Segment	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$13, 749	$1,197	$14,946	$19,667	$36	$19,703

Costs of revenue (excluding depreciation and amortization shown separately below)	8,926	775	9,701	13,914	25	13,939
Selling and promotion	1,739	133	1,872	2,220	3	2,223
General and administrative	2,248	196	2,444	2,554	5	2,559
Depreciation and amortization	1,116	32	1,148	1,389	1	1,390
Research and development	—	—	—	—	—	—

Loss from operations	$(280)	$61	$(219)	$(410)	$2	$(408)

	Three months ended March 31, 2007			Three months ended March 31, 2006
inContact Segment	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$6,071	$(1,197)	$4,874	$2,955	$(36)	$2,919

Costs of revenue (excluding depreciation and amortization shown separately below)	2,611	(775)	1,836	1,569	(25)	1,544
Selling and promotion	2,111	(133)	1,978	1,398	(3)	1,395
General and administrative	1,451	(196)	1,255	704	(5)	699
Depreciation and amortization	676	(32)	644	490	(1)	489
Research and development	428	—	428	309	—	309

Loss from operations	$(1,206)	$(61)	$(1,267)	$(1,515)	$(2)	$(1,517)

	Three months ended March 31, 2007			Three months ended March 31, 2006
Consolidated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$19,820	$—	$19,820	$22,622	$—	$22,622

Costs of revenue (excluding depreciation and amortization shown separately below)	11,537	—	11,537	15,483	—	15,483
Selling and promotion	3,850	—	3,850	3,618	—	3,618
General and administrative	3,699	—	3,699	3,258	—	3,258
Depreciation and amortization	1,792	—	1,792	1,879	—	1,879
Research and development	428	—	428	309	—	309

Loss from operations	$(1,486)	$—	$(1,486)	$(1,925)	$—	$(1,925)

UCN previously reported for the three months ended March 31, 2007, inContact revenue included $3.9 million of related long distance and voice and data revenue and $2.2 million of inContact technology services, and for the same period in 2006 included $2.3 million of related long distance voice and data service revenue and $0.7 million of inContact technology services. The restated inContact revenue for the three months ended March 31, 2007, includes $2.8 million of related long distance voice and data service revenue and $2.1 million of inContact technology services, and for the same period in 2006 includes $2.2 million of related long distance voice and data service revenue and $0.7 million of inContact technology services.

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

The following management discussion and analysis gives effect to the restatement discussed in Note 11 to the accompanying condensed consolidated financial statements.

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

Results of Operations

Revenue

Total revenues decreased $2.8 million or 12% to $19.8 million for the three months ended March 31, 2007 from $22.6 million compared to the same period in 2006. The decrease is primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006. These losses were offset by increases in inContact segment revenue, which were $4.9 million for the quarter compared to $2.9 million during the same period in 2006. In mid February 2007, UCN closed two strategic acquisitions which added $535,000 of additional revenue to our inContact segment. The BenchmarkPortal, Inc. acquisition allows us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ acquisition allows us to provide our customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augment our all-in-one hosted inContact solution.

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

Audit Committee Independent Investigation and Restatement

In January 2008, the Audit Committee of UCN received an allegation that its Executive Vice President of Global Alliances had engaged in improper sales activities that resulted in a misallocation of revenue between UCN’s Telecom Segment and inContact Segment. Upon receipt of the allegation, the Audit Committee engaged outside counsel to investigate the allegations. Management also conducted its own review of matters related to the recognition and allocation of revenue between segments.

The independent investigators engaged by the Audit Committee have completed the investigation and management has completed its review of segment allocations and results. UCN has determined that the revenue and results of operations for a total of six user accounts previously included in the segment disclosure of UCN’s inContact segment in prior periods should have been included in UCN’s Telecom segment because, in substance, the revenue was substantially either long distance or still in a trial period for inContact. Accordingly, on March 10, 2008, the Board of Directors concluded that no further reliance should be placed on the condensed consolidated financial statements of UCN filed with its quarterly reports on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2007, and its consolidated financial statements for the year ended December 31, 2006 filed with its annual report on Form 10-K for the year ended December 31, 2006. Accordingly, UCN is restating its previously issued financial statements for those periods.

The effects of the restatement of the consolidated financial statements are limited to the footnote disclosure of segment results and do not affect the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows of UCN for the affected periods. The restatement includes the reallocation of the long distance charges, along with insignificant amounts of the inContact software and related service revenue, from the six identified accounts from the inContact segment to the Telecom segment. The amounts set forth below for the inContact and Telecom segments have been adjusted to give effect to the restatement.

inContact Customer Segment

The inContact segment revenue increased to $4.9 million during the quarter, which is a 67% increase from the same period in 2006 as a result of the selling and promotion effort we have undertaken to bring these products to market. The BenchmarkPortal and ScheduleQ acquisitions that were closed during mid February added an additional $535,000 of revenue during the quarter. Excluding the $535,000 in revenue from the acquisitions, the segment increased 49% compared to the first quarters of 2006.

For the three months ended March 31, 2007, the inContact segment revenue of $4.9 million includes $2.8 million of related long distance voice and data services and $2.1 million of inContact technology services. For the three months ended March 31, 2006, the inContact segment revenue of $2.9 million includes $2.2 million of long distance voice and data services and $.7 million of inContact technology services.

Costs of revenue as a percentage of revenue improved during the three months ended March 31, 2007 to 37.7% from 52.9% during the same period in 2006. These significant improvements are primarily due to closing higher margin inContact deals with new customers. We anticipate that margins will continue to improve as we add customers with more inContact technology services. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased 41.8% during the quarter compared to the same period in 2006. We also continue to develop the services provided in the segment by investments in research and development. During the quarter, we spent $428,000 in research and development costs.

Telecom Customer Segment

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased 24% during the quarter compared to the same period in 2006. These decreases were primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006 as well as up selling inContact services to several legacy Telecom customers. When an existing Telecom customer “turns up” inContact services, all of their Telecom revenue is moved to the inContact segment. We expect that revenue from the Telecom Segment will continue to decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment.

With the decline in revenues from the segment, we have been able to reduce overall costs in the segment. Our costs of revenue decreased 30.4% during the quarter compared to the same period in 2006. Net loss from operations for the segment decreased 46.3% to $219,000 from $408,000 during the same period in 2006.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2007 was $323,000 primarily due a significant decrease in trade accounts payable of $1.3 million which was partially offset by a decrease in accrued liabilities. Our net loss of $1.7 million includes: 1) $1.8 million of depreciation and amortization; and 2) stock-based compensation expense of $196,000 of non-cash stock-based compensation. Net cash used in investing activities was $1.2 for the three months ended March 31, 2007, which was made up of: 1) $686,000 paid in conjunction with the acquisition of BenchmarkPortal, and 2) $438,000 in purchases of property and equipment. Net cash provided by financing activities was $338,000 for the three months ended March 31, 2007 primarily due to: 1) $500,000 draw on the revolving line of credit, 2) $302,000 received from the exercise of stock options. The cash increases from financing activities were partially offset by: 1) $256,000 paid in conjunction with debt assumed in the ScheduleQ acquisition, and $158,000 of other payments on long-term debt.

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

Our current ratio as of March 31, 2007 decreased slightly to 1.07:1 from 1.13:1 at December 31, 2006. The primarily reason for the decrease is due to a $1.1 million in overall cash balances, These decreases in current assets were offset by a $1.2 million decrease in accounts payable during the quarter offset a by an increase in current portion of long-term debt. At March 31, 2007, we had $3.2 million of remaining available borrowing under the revolving credit facility compared to only $2.2 million available at December 31, 2006. As noted above, in April 2007, ComVest converted the entire convertible note, which will save UCN approximately $468,000 in cash payments during 2007 and will significantly improve the current ratio by eliminating the associated current portion of long-term debt.

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

Our working capital surplus of $1.6 million at December 31, 2006 decreased to $887,000 at March 31, 2007. The primarily reason for the decrease was a $1.2 million reduction in accounts payable that was offset by a $516,000 increase in the current portion of long-term debt. However, the available borrowings under our revolving credit facility increased $1.0 million to $3.2 million at March 31, 2007 compared to only $2.2 million available at December 31, 2006.

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

We have taken the following steps to continue to meet our obligations:

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

•

Our inContact segment revenue increased to $4.9 million during the quarter, a 67% increase from the same period in 2006. This increase is a result of the selling and promotion effort we have undertaken to bring these products to market. Excluding the $535,000 in revenue from the acquisitions, the segment increased 49% compared to the first quarter of 2006. We expect to continue to see significant revenue growth in the inContact segment in 2007, which we believe will be enhanced through the BenchmarkPortal and ScheduleQ acquisitions.

For the three months ended March 31, 2007, the inContact segment revenue of $4.9 million includes $2.8 million of related long distance voice and data services and $2.1 million of inContact technology services. For the three months ended March 31, 2006, the inContact segment revenue of $2.9 million includes $2.2 million of long distance voice and data services and $.7 million of inContact technology services.

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

Critical accounting policies and estimates

A summary of our significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Pronouncements

Issuance of SFAS 157: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Background

The Audit Committee of the Board of Directors recently received the results of an independent investigation into certain accounting and financial reporting matters. The results of the investigation as well as issues identified in additional reviews and procedures conducted by management were reported to the Board of Directors. As a result, the Board of Directors determined that our previously issued condensed consolidated financial statements filed with our quarterly reports on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2007, and our consolidated financial statements for the year ended December 31, 2006, should no longer be relied upon because of certain accounting errors in the footnotes to the financial statements. Accordingly, we are restating our previously issued financial statements for those periods. The effects of the restatements of the condensed consolidated financial statements are limited to the footnote disclosure of operating segment results and do not affect our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows. For a discussion of the accounting errors and the adjustments made as a result of the restatement, see Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I – Item 1—Financial Statements” and “Part I – Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Reporting.”

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this amended report, UCN’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the restatement of previously issued financial and the identification of certain material weaknesses in the internal controls over financial reporting described below, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of March 31, 2007.

Nevertheless, based on the completion of the Audit Committee’s investigation, management’s internal review of our processes and procedures, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting for the interim period ended March 31, 2007, we believe that the consolidated condensed financial statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

Changes in Internal Control over Financial Reporting

During the first quarter of 2007, there have been no significant changes (including corrective actions within regard to significant deficiencies or material weaknesses) in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Description of Material Weaknesses

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations it was completing in the fourth quarter of 2007 and beginning of 2008 related to the preparation of management’s first report on internal controls over financial reporting required for UCN’ 2007 annual report on Form 10-K, management concluded that UCN had material weaknesses in its control environment and financial reporting process.

Control Environment

We did not maintain an effective tone at the top that would have facilitated an effective control environment for internal control over financial reporting. This material weakness in our control environment was as result of the following control deficiencies:

•

We failed to establish a proper tone for internal control over financial reporting in 2006 and 2007 while we were transitioning from a traditional long distance reseller, which is our Telecom segment, to being a network applications provider that provides on-demand, hosted, contact handling software and related services, which is our inContact segment.

•

Members of senior management had the ability to override the proper functioning of our sales and provisioning process for our services, because we failed to recognize and segregate duties that are incompatible from the standpoint of establishing effective checks and balances between senior management.

•

We did not establish a tone and control consciousness in the Company that fostered effective operation of our “open door” policy for encouraging employees to communicate issues or concerns with any member of senior management or that instilled in our employees a belief that senior management respected and valued the silent whistleblower process as an important tool for receiving information about UCN and its operations.

Financial Reporting Process

We identified certain control deficiencies in the financial reporting process as it related to segment reporting, that gave rise to a material weakness. The control deficiencies include the following:

•

We did not design and maintain effective financial processes to report and verify at the end of each reporting period that for each inContact customer there was a substantive contract for purchase of inContact Services, inContact services were being used or delivered, and that an appropriate price was actually paid for those services after taking into consideration price adjustments or credits that were not reasonably related to other legitimate and customary sales practices, customer maintenance, or Telecom service.

•

We did not generate for senior management and persons with responsibility for accounting controls period-end financial reports on inContact service usage and total service price adjustments or credits on a comparative basis with inContact and Telecom revenue, so that senior management and persons with responsibility for accounting controls had the type of information that would enable them to reasonably be able to detect purported inContact service sales for which there was no or little service usage and/or inContact revenue that was completely or substantially offset by pricing adjustments or credits that were given to effect a spurious inContact sale.

Impact of Material Weaknesses

These material weaknesses resulted in the misallocation of Telecom and inContact revenue in 2006 and 2007, and the misreporting of Telecom segment and inContact segment revenue and results in our consolidated financial statements with respect to the footnote disclosure of segment results for the interim periods ended September 30, June 30, and March 31, 2007, and the year ended December 31, 2006. This is significant in light of the fact that UCN has focused its business strategy since the end of 2005 on transitioning from a traditional long distance reseller, which is our Telecom segment, to being a network applications provider that provides on-demand, hosted, contact handling software and related services, which is our inContact segment. We do not believe the material weaknesses described above had any impact on our consolidated revenues or results of operations for 2006 and 2007. We note, however, that the material weaknesses are in our control environment and financial reporting process and could negatively impact our revenue and operating controls and procedures in future periods if they remain unaddressed by management.

Management Plan to Remediate Material Weaknesses

In the first quarter of 2008, our management and the Audit Committee are pursuing the implementation of corrective measures to address the material weaknesses described above. These measures, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

•

The material weaknesses create an environment where a person in a position of responsibility can take advantage of the circumstances to engage in misconduct, but there must actually be that person who acts improperly to create the result where segment revenue is misallocated. The Executive Vice President for Global Alliances who acted improperly was removed from his position in February 2008 and his employment with UCN terminated in March 2008.

•

We are restructuring responsibility for duties with respect to incompatible functions in the sales and provisioning processes so that these duties are not assigned to a single person. Under the restructuring and related internal policy, no one person will have authority to enter into contracts for the sale of our services, set the pricing for those services outside of established parameters, grant price adjustments or credits, and supervise the implementation and delivery of services. We will have a senior management person with the duty and authority to supervise sales activity who is responsible for ensuring all customer accounts have signed contracts that accurately specify the services purchased, state whether there is a trial or test period, state the price for each service, and lists any sales incentives given to obtain the customer. UCN’s executive committee will establish, evaluate and approve standard pricing and allowable non-standard pricing ranges. A different senior management person will have the duty and authority to supervise and verify the implementation, pricing structures and delivery of services to the customer per the written contract for service.

•

We are reformatting monthly reports so that senior management and persons with responsibility for accounting controls receive information by customer on revenue for each service provided during the preceding three months, actual service usage for each month during the period and total service price adjustments or credits for each month during the period, so that they can reasonably determine whether any of these measures exceed parameters set by the executive committee or are otherwise unusual.

•

We will evaluate and implement training for our employees to enhance awareness and understanding of standards and principles for the way we will do business, contract with our customers, deliver our services, and account for the revenue we receive.

•

We will reemphasize to all our employees the importance of our silent whistleblower program and affirm to our employees that we believe it to be the duty of each employee as part of his or her employment to report questionable or suspicious conduct or activity, and that senior management encourages and approves of such reporting.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

UCN, INC.

Date: March 31, 2008	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: March 31, 2008	By:	/s/ Brian S. Moroney
Brian S. Moroney
Principal Financial and Accounting Officer