Form 10-Q/A
period 2007-06-30
UCN INC
filed 2008-04-01
CIK 1087934

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

Explanatory Note

The Audit Committee of the Board of Directors recently received the results of an independent investigation into certain accounting and financial reporting matters. The results of the investigation as well as results of additional reviews and procedures conducted by management were reported to the Board of Directors. As a result, the Board of Directors determined that our previously issued condensed consolidated financial statements filed with our quarterly reports on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2007, and our consolidated financial statements for the year ended December 31, 2006, should no longer be relied upon because of certain accounting errors in the disclosures to the financial statements. Accordingly, we are restating our previously issued financial statements for those periods. The effects of the restatements of the condensed consolidated financial statements are limited to the footnote disclosure of operating segment results and do not affect our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity, and Condensed Consolidated Statements of Cash Flows. Restated financial information is presented in this report, as well as in our amended reports on Form 10-Q for the periods ended March 31, 2007 and September 30, 2007. We do not intend to file an amendment to our Form 10-K for the year ended December 31, 2006; rather the restatement of 2006 segment disclosures will be presented in our Form 10-K for the year ended December 31, 2007. For a discussion of the accounting errors and the adjustments made as a result of the restatement, see Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I – Item 1—Financial Statements” and “Part I – Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Reporting.” This Form 10-Q/A does not reflect events that occurred after the August 14, 2007 filing date of the Quarterly Report on Form 10-Q that was originally filed, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the matters described above. Other events occurring after the filing of the original Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

ITEM NUMBER AND CAPTION

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(unaudited)

(in thousands except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,394	$4,559
Restricted cash	—	10
Accounts and other receivables, net of allowance for uncollectible accounts of $1,654 and $1,746, respectively	9,441	8,996
Other current assets	477	594

Total current assets	12,312	14,159
Property and equipment, net	5,386	4,810
Intangible assets, net	8,701	6,373
Goodwill	1,634	—
Other assets	530	617

Total assets	$28,563	$25,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$603	$720
Trade accounts payable	7,137	8,350
Accrued liabilities	2,156	2,024
Accrued commissions	1,277	1,448
Deferred revenue	117	—

Total current liabilities	11,290	12,542
Long-term debt and revolving credit note	3,972	6,523
Other long-term liabilities and deferred revenue	55	46

Total liabilities	15,317	19,111

Commitments and contingencies (Notes 3, 7, 9 and 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,428,589 and 25,385,031 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	59,643	50,071
Warrants and options outstanding	1,330	1,268
Accumulated deficit	(47,730)	(44,494)

Total stockholders’ equity	13,246	6,848

Total liabilities and stockholders’ equity	$28,563	$25,959

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$19,975	$20,968	$39,795	$43,590
Operating expenses:
Costs of revenue (excluding depreciation and amortization shown separately below)	11,128	13,580	22,665	29,063
Selling and promotion	4,102	3,432	7,952	7,050
General and administrative	4,164	3,223	7,862	6,478
Depreciation and amortization	1,495	1,865	3,288	3,744
Research and development	447	352	875	664

Total operating expenses	21,336	22,452	42,642	46,999

Loss from operations	(1,361)	(1,484)	(2,847)	(3,409)
Other income (expense):
Interest income	3	42	18	82
Interest expense	(202)	(326)	(402)	(584)
Loss on early extinguishment of debt	—	(364)	—	(364)

Total other expense	(199)	(648)	(384)	(866)

Loss before income taxes	(1,560)	(2,132)	(3,231)	(4,275)
Income tax expense	2	8	5	8

Net loss	$(1,562)	$(2,140)	$(3,236)	$(4,283)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.09)	$(0.12)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	28,166	24,053	27,243	23,588

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

	Common Stock		Additional	Warrants/	Accumulated	Total
	Shares	Amount
Balance at January 1, 2007	25,385	$3	$50,071	$1,268	$(44,494)	$6,848
Exercise of stock options to purchase common shares	235	—	574	—	—	574
Stock-based compensation	—	—	599	—	—	599
Warrant issued in conjunction with consulting agreement	—	—	—	68	—	68
Warrants issued to lender for approval of BenchmarkPortal acquisition (Note 3)	—	—	—	83	—	83
Shares issued due to cashless warrant exercise	37	—	189	(189)	—	—
Issuance of common shares in conjunction with BenchmarkPortal acquisition (Note 3)	1,536	—	4,500	—	—	4,500
Issuance of common shares in conjunction with ScheduleQ acquisition (Note 3)	109	—	330	—	—	330
Conversion of ComVest convertible term note	1,127	—	3,380	—	—	3,380
Warrants issued in conjunction with investor relations agreement	—	—	—	100	—	100
Net loss	—	—	—	—	(3,236)	(3,236)

Balance at June 30, 2007	28,429	$3	$59,643	$1,330	$(47,730)	$13,246

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

(continued)

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Six months ended June 30,
	2007	2006
Supplemental cash flow information:
Cash paid for interest	$307	$423
Cash paid for income taxes	$8	$2
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock related to acquisition of BenchmarkPortal Inc. (Note 3)	$4,500	$—
Issuance of long-term debt related to the acquisition of Benchmark Portal	100
Conversion of convertible term note at $3.00 per share for 1,126,664 share of common stock (Notes 6 and 8)	3,380	—
Issuance of common stock related to ScheduleQ acquisition (Note 3)	330	—
Issuance of long-term debt related to the acquisition of ScheduleQ (Note 3)	302	—
Assumption of long-term debt issued to the acquisition of ScheduleQ (Note 3)	256	—
Cashless warrant exercise (Note 8)	189	—
Warrants issued to lender for approval of BenchmarkPortal acquisition (Note 3)	83	—
Contingent purchase price payments to BenchmarkPortal stockholders included in accounts payable (Note 4)	56	—
Property and equipment included in accounts payable	52	183
Fee charged by lender for approval of BenchmarkPortal acquisition applied to revolving credit facility (Note 3)	40	—
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	35	—
Issuance of warrants with debt agreement	—	542
Property and equipment financed with capital lease obligations	—	196

(concluded)

During the first quarter of 2007, UCN completed two acquisitions and acquired all outstanding equity of BenchmarkPortal, Inc. and ScheduleQ, LLC. See Note 3 for a disclosure of assets acquired and liabilities assumed through these acquisitions.

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

UCN experienced net losses of $3.2 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. Included within the net loss during the year were: 1)$3.3 million of depreciation and amortization; 2) $599,000 of non-cash stock-based compensation expense (Note 9) and 3) $168,000 in non-cash expense related to two consulting agreements that were satisfied through the issuance of warrants.

UCN’s working capital surplus of $1.6 million at December 31, 2006 decreased to $1.0 million at June 30, 2007. The primary reason for the reduction in working capital was due to a $2.2 million decrease in cash. This decrease in cash was driven by a $1.2 million reduction in accounts payable as well as an increase of $445,000 in accounts receivable due to the normal business timing of cash payments and collections. This decrease in cash was partially offset by an $117,000 decrease in the current portion of long-term debt due to the conversion of the ComVest $3.4 million convertible term note. This conversion will save UCN an estimated $468,000 in cash payments during 2007 and will significantly improve the current ratio in future periods by eliminating the associated current portion of long-term debt.

In addition to the cash amount listed on the condensed consolidated balance sheets, the Company also has access to additional available borrowings under the revolving credit facility. The available borrowings under the revolving credit facility increased $1.4 million to $3.6 million at June 30, 2007 compared to $2.2 million available at December 31, 2006, resulting in total cash and additional availability under the revolving credit facility of $6.0 million as of June 30, 2007.

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

UCN has taken the following actions:

•

On June 29, 2007, UCN filed a “shelf registration” on Form S-3 with the SEC. Under the terms of this shelf registration, UCN may offer from time to time up to $12 million in common shares. The registration statement became effective on July 13, 2007 and UCN has not sold any shares under the registration statement.

•

In February 2007, UCN closed two acquisitions (Note 3), which improved the overall inContact product offering suite. With these new products, UCN provides customers the ability to monitor agent effectiveness through its customer survey tools and the ability to efficiently monitor their agent needs. These new service offerings provide UCN additional inContact and service opportunities to potential customers as well as provide up-sale opportunities to existing customers. These acquisitions added an additional $1.1 million and $1.6 million of higher-margin inContact revenue during the three and six months ended June 30, 2007, respectively.

•

The inContact segment revenue increased to $6.0 million during the quarter ended June 30, 2007, a 72% increase from the same period in 2006 for a year to date total of $10.8 million. This increase was a result of the selling and promotion effort the Company has undertaken to bring these products to market. Excluding the $1.1 million in revenue from the acquisitions, the segment increased 40% compared to the second quarter of 2006. UCN expects to see continued revenue growth in the inContact segment in 2007 (Note 11).

Management believes these actions will allow UCN to have sufficient cash flows available to meet short-term requirements and to enable UCN to continue as a going concern.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

Adoption of FIN 48: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s condensed consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

Recent Accounting Pronouncements

Fair Value Measurements – In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company does not expect that the implementation of SFAS 157 will have a material effect on the Company’s results of operations or financial position.

Fair Value Option – In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company does not expect that the implementation SFAS 159 will have a material effect on the Company’s results of operations or financial position.

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

The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$623
Property, plant and equipment	255
Intangibles	3,435
Goodwill	1,300

Total assets acquired	5,613

Current liabilities	(203)
Deferred revenue	(363)
Other long-term liabilities	(47)

Total liabilities assumed	(613)

Net assets acquired	$5,000

Cash paid	$500
UCN common stock issued	4,500

Purchase price	$5,000

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

The Company has accounted for both the BenchmarkPortal and ScheduleQ transactions using the purchase method of accounting and has included the operating results of each business in UCN’s condensed consolidated statements of operations since the respective date of each acquisition. Management has allocated the purchase price to the acquired tangible and intangible assets and liabilities based on their respective fair values. In addition, UCN incurred addition direct acquisition costs of $308,000 for BenchmarkPortal and $34,000 for ScheduleQ, which increases the amounts allocated to goodwill. The following unaudited pro forma financial information presents operating results as if both acquisitions had occurred at the beginning of the respective periods (in thousands except per share data):

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$13,856	$2,639	$15,684	$12,777	$2,907
Technology and patents	10,314	5,653	4,661	7,980	4,540	3,440
Trade name and trade marks	1,213	—	1,213	—	—	—
Goodwill	1,634	—	1,634	—	—	—
Non-compete agreement	376	188	188	154	128	26

	$30,032	$19,697	$10,335	$23,818	$17,445	$6,373

In conjunction with the BenchmarkPortal acquisition (Note 3), UCN recorded the following intangibles as of June 30, 2007 (in thousands):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$1,634	5	Straight line
Goodwill	1,526	Indefinite	Impairment review
Trade name and trade marks	1,194	Indefinite	Impairment review
Customer lists acquired	736	10	Accelerated
Non-compete agreement	179	3	Straight line

Total	$5,269

UCN agreed to pay former BenchmarkPortal stockholders monthly installments of $55,556 in contingent purchase price payments, subject to adjustment if monthly recurring revenue during the payout period from specified customer accounts acquired does not remain at certain levels, which are adjusted for estimated attrition. During the three and six months ended June 30, 2007, BenchmarkPortal stockholders earned a total of $177,000 and $226,000, respectively in contingent purchase price payments that have been recorded to goodwill.

In conjunction with the ScheduleQ acquisition (Note 3), UCN recorded the following intangibles as of June 30, 2007 (in thousands):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$699	8	Straight line
Goodwill	108	Indefinite	Impairment review
Customer lists acquired	75	5	Accelerated
Non-compete agreement	43	2	Straight line

Total	$925

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

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued payroll and other compensation	$975	$656
Accrued payphone and carrier charges	848	782
Operating lease obligations assumed as part of prior acquisition	122	250
Accrued professional fees	133	164
Other	78	172

	$2,156	$2,024

NOTE 6 – LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

As of June 30, 2007. UCN is in compliance with all of its financial and non-financial covenants.

Long-term debt, notes payable and capital leases consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Convertible term note to ComVest Capital, LLC of $4.5 million was converted into 1,126,664 shares of common stock at $3.00 per share and paid in full in April 2007 (Note 8)	$—	$3,380
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent, there are no requirements to repay outstanding principal payments until May 2010	3,838	3,258
Promissory notes payable to former ScheduleQ, LLC shareholders, interest imputed at 9.0 percent, payable monthly, secured by the software code acquired and any improvements thereto. Principal payments due monthly, final principal payment due February 15, 2011 (Note 3)	281	—
Capital Leases	809	1,042

	4,928	7,680
Current portion of long-term debt	(68)	(250)
Current portion of capital lease payments	(656)	(636)
Debt discounts on convertible term note and revolving credit note, net of current portion of $121 and $166, respectively	(232)	(271)

	$3,972	$6,523

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2007, UCN paid the Chairman of the Board of Directors (Chairman), $5,000 per month for consulting, marketing, and capital raising activities. Starting in September 2001 and continuing to January 2003, the Chairman provided three carriers with his personal guaranty of payment up to $800,000. These guarantees have not changed since their inception and UCN has indemnified the Chairman for any losses for which he may become personally liable.

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

The following tables summarize all stock option activity during the three months ended June 30, 2007 and 2006, respectively (in thousands, except per share data):

	Options	Price range ($)	Weighted Average Exercise Price	Intrinsic Value
Balance at April 1, 2007	4,261	$2.00 -$5.39	$2.37	$4,390
Granted	58	4.00 - 4.45	4.17
Exercised	(115)	2.00 - 2.64	2.38	187
Balance at June 30, 2007	4,204	$2.00 -$5.39	$2.75	$6,580

	Options	Price range	Weighted Average Exercise Price	Intrinsic Value
Balance at April 1, 2006	3,489	$2.00-$5.39	$2.36	$717
Granted	50	$2.26	$2.60
Exercised	(66)	$2.00	$2.00	41
Cancelled or expired	(68)	$2.40-$2.79	$2.57
Balance at June 30, 2006	3,405	$2.00-$5.39	$2.36	$1,196

The following tables summarize all stock option activity during the six months ended June 30, 2007 and 2006, respectively (in thousands, except per share data):

	Options	Price range ($)	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2007	3,163	$2.00 -$5.39	$2.39	$1,627
Granted	1,342	2.93 - 3.45	3.52
Exercised	(235)	2.00 - 2.64	2.44	148
Cancelled or expired	(66)	2.50 - 3.17	2.62

Balance at June 30, 2007	4,204	$2.00 -$5.39	$2.75	$6,580

	Options	Price range	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2006	3,526	$2.00-$5.39	$2.37	$1,627
Granted	178	$2.00-$2.26	$2.16
Exercised	(71)	$2.00	$2.00	2
Cancelled or expired	(228)	$2.00-$3.69	$2.41

Balance at June 30, 2006	3,405	$2.00-$5.39	$2.36	$1,196

A summary of the options outstanding and options exercisable at June 30, 2007 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise price range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00-$ 2.30	1,503	2.8 years	$2.04	1,038	$2.03
$2.31-$ 2.66	667	2.0 years	2.50	635	2.50
$2.67-$ 3.07	575	2.3 years	2.81	505	2.79
$3.08-$ 3.99	1,355	4.6 years	3.48	—
$4.00-$ 5.39	104	4.7 years	4.71	51	5.27

	4,204	3.2 years	$2.75	2,229	$2.43

Intrinsic Value	$6,580			$4,262

A summary of the activity for non-vested share awards as of June 30, 2007 and changes during the three and six month periods are as follows (in thousands, except per share amounts):

	Options	Weighted Average Option Fair Value
Balance at April 1, 2007	1,987	$1.43
Granted	58	1.74
Vested	(70)	1.10

Balance at June 30, 2007	1,975	$1.45

	Options	Weighted Average Option Fair Value
Balance at January 1, 2007	797	$1.10
Granted	1,342	1.63
Vested	(136)	1.24
Cancelled or expired	(28)	1.44

Balance at June 30, 2007	1,975	$1.45

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

Subsequent to the issuance of UCN’s Form 10-Q for the period ended June 30, 2007, UCN has determined that the revenue and results of operations for a total of six user accounts previously included in the segment disclosure of UCN’s inContact segment in prior periods should have been included in UCN’s Telecom segment because, in substance, the revenue was substantially either long distance or still in a trial period for inContact. As a result, UCN has restated the accompanying disclosures in these condensed consolidated financial statements.

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

The following summarizes the effect of the restatement on the segment results of operations previously reported for the three and six month periods ended June 30, 2007 and 2006:

	Three months ended June 30, 2007			Three months ended June 30, 2006
Telecom Segment	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$12,768	$1,247	$14,015	$17,349	$160	$17,509

Costs of revenue (excluding depreciation and amortization shown separately below)	8,576	832	9,408	11,751	107	11,858
Selling and promotion	1,461	120	1,581	1,983	12	1,995
General and administrative	2,322	227	2,549	2,323	23	2,346
Depreciation and amortization	733	31	764	1,352	4	1,356
Research and development	—	—	—	—	—	—

Loss from operations	$(324)	$37	$(287)	$(60)	$14	$(46)

	Three months ended June 30, 2007			Three months ended June 30, 2006
inContact Segment	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$7,207	$(1,247)	$5,960	$3,619	$(160)	$3,459

Costs of revenue (excluding depreciation and amortization shown separately below)	2,552	(832)	1,720	1,829	(107)	1,722
Selling and promotion	2,641	(120)	2,521	1,449	(12)	1,437
General and administrative	1,842	(227)	1,615	900	(23)	877
Depreciation and amortization	762	(31)	731	513	(4)	509
Research and development	447	—	447	352	—	352

Loss from operations	$(1,037)	$(37)	$(1,074)	$(1,424)	$(14)	$(1,438)

	Three months ended June 30, 2007			Three months ended June 30, 2006
Consolidated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$19,975	$—	$19,975	$20,968	$—	$20,968

Costs of revenue (excluding depreciation and amortization shown separately below)	11,128	—	11,128	13,580	—	13,580
Selling and promotion	4,102	—	4,102	3,432	—	3,432
General and administrative	4,164	—	4,164	3,223	—	3,223
Depreciation and amortization	1,495	—	1,495	1,865	—	1,865
Research and development	447	—	447	352	—	352

Loss from operations	$(1,361)	$—	$(1,361)	$(1,484)	$—	$(1,484)

UCN previously reported for the three months ended June 30, 2007, that inContact revenue included $3.7 million of related long distance and voice and data revenue and $3.5 million of inContact technology services, and for the same period in 2006 included $2.7 million of related long distance voice and data service revenue and $.9 million of inContact technology services. The restated inContact revenue for the three months ended June 30, 2007, includes $2.5 million of related long distance voice and data service revenue and $3.5 million of inContact technology services, and for the same period in 2006 includes $2.6 million of related long distance voice and data service revenue and $.9 million of inContact technology services.

	Six months ended June 30, 2007			Six months ended June 30, 2006
Telecom Segment	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$26,517	$2,444	$28,961	$37,016	$196	$37,212

Costs of revenue (excluding depreciation and amortization shown separately below)	17,502	1,607	19,109	25,665	132	25,797
Selling and promotion	3,200	253	3,453	4,203	15	4,218
General and administrative	4,569	423	4,992	4,874	28	4,902
Depreciation and amortization	1,850	63	1,913	2,741	5	2,746
Research and development	—	—	—	—	—	—

Loss from operations	$(604)	$98	$(506)	$(467)	$16	$(451)

	Six months ended June 30, 2007			Six months ended June 30, 2006
inContact Segment	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$13,278	$(2,444)	$10,834	$6,574	$(196)	$6,378

Costs of revenue (excluding depreciation and amortization shown separately below)	5,163	(1,607)	3,556	3,398	(132)	3,266
Selling and promotion	4,752	(253)	4,499	2,847	(15)	2,832
General and administrative	3,293	(423)	2,870	1,604	(28)	1,576
Depreciation and amortization	1,438	(63)	1,375	1,003	(5)	998
Research and development	875	—	875	664	—	664

Loss from operations	$(2,243)	$(98)	$(2,341)	$(2,942)	$(16)	$(2,958)

	Six months ended June 30, 2007			Six months ended June 30, 2006
Consolidated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$39,795	$—	$39,795	$43,590	$—	$43,590

Costs of revenue (excluding depreciation and amortization shown separately below)	22,665	—	22,665	29,063	—	29,063
Selling and promotion	7,952	—	7,952	7,050	—	7,050
General and administrative	7,862	—	7,862	6,478	—	6,478
Depreciation and amortization	3,288	—	3,288	3,744	—	3,744
Research and development	875	—	875	664	—	664

Loss from operations	$(2,847)	$—	$(2,847)	$(3,409)	$—	$(3,409)

UCN previously reported for the six months ended June 30, 2007, that inContact revenue included $7.6 million of related long distance and voice and data revenue and $5.7 million of inContact technology services, and for the same period in 2006 included $5.0 million of related long distance voice and data service revenue and $1.6 million of inContact technology services. The restated inContact revenue for the six months ended June 30, 2007, includes $5.2 million of related long distance voice and data service revenue and $5.6 million of inContact technology services, and for the same period in 2006 includes $4.8 million of related long distance voice and data service revenue and $1.6 million of inContact technology services.

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

Results of Operations

Consolidated Revenue

Consolidated revenues decreased $1.0 million or 5% to $20.0 million for the three months ended June 30, 2007 from $21.0 million compared to the same period in 2006. The decrease is primarily due to the continued revenue decrease in our Telecom segment, which was down $3.5 million compared to the same period in 2006. The decrease in our Telecom segment is due to the loss of several high volume, low margin customers as well as the movement of revenue between our two segments that occurred during 2006. When current Telecom customers start using our inContact services all of their revenue moves to the inContact segment. These losses were offset by significant increases in inContact segment revenue, which increased $2.5 million from the second quarter of 2006. The BenchmarkPortal acquisition allows us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ acquisition allows us to provide our customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augment our all-in-one hosted inContact solution.

Consolidated revenues decreased $3.8 million or 8.7% to $39.8 million for the six months ended June 30, 2007 from $43.6 million compared to the same period in 2006. The decrease is primarily due to the continued revenue decrease in our Telecom segment, which was down $8.3 million compared to the same period in 2006. The decrease in our Telecom segment is due to the discontinuation of services to several high volume, low margin customers during the second quarter of 2006 which affected each subsequent quarter. Additionally, we experienced a significant movement of our customers from the Telecom to the inContact segment during 2006 as they added inContact to their services. As mentioned above, when current Telecom customers start using our inContact services, their entire revenue balance moves to the inContact segment. These losses were offset by significant increases in inContact segment revenue, which increased $4.4 million to $10.8 million through June 30, 2007 compared to $6.4 million during the same period in 2006.

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

Selling and promotion expenses increased 13% or $902,000 to $8.0 million during the six months ended June 30, 2007 from $7.1 million during the same period in 2006 primarily due to an overall increase in the number of sales and lead generation activities related to bringing the inContact suite of services to the market. Our sales force grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management which added an additional $95,000 of stock-based compensation expense for a total of $229,000 during the six months ended June 30, 2007 compared to $134,000 during the same period in 2006.

As noted above, we continue to focus most of our marketing efforts on promoting our inContact technology. As a result, we expect our selling and promotion expense will continue to increase going forward as we continue bringing the inContact suite of services to the market.

General and administrative

General and administrative expenses for the three months ended June 30, 2007 increased 29% or $1.0 million to $4.2 million compared to $3.2 million in the same period in 2006. The increase is primarily due to an overall increase in salaries and benefits during the year due to the growth of the company. Our general and administrative staff grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management, which added and an additional $137,000 of stock-based compensation expense for a total of $214,000 during the three months ended June 30, 2007 compared to $77,000 during the same period in 2006.

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

Audit Committee Independent Investigation and Restatement

In January 2008, the Audit Committee of UCN received an allegation that its Executive Vice President of Global Alliances had engaged in improper sales activities that resulted to a misallocation of revenue between UCN’s Telecom Segment and inContact Segment. Upon receipt of the allegation, the Audit Committee engaged outside counsel to investigate the allegations. Management also conducted its own review of matters related to the recognition and allocation of revenue between segments.

The independent investigators engaged by the Audit Committee have completed the investigation and management has completed its review of segment allocations and results. UCN has determined that the revenue and results of operations for a total of six user accounts previously included in the segment disclosure of UCN’s inContact segment in prior periods should have been included in UCN’s Telecom segment because, in substance, the revenue was substantially either long distance or still in a trial period for inContact. Accordingly, on March 10, 2008, the Board of Directors concluded that no further reliance should be placed on the condensed consolidated financial statements of UCN filed with its quarterly reports on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2007, and its consolidated financial statements for the year ended December 31, 2006, filed with its annual report on Form 10-K for the year ended December 31, 2006. Accordingly, UCN is restating its previously issued financial statements for those periods.

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

inContact Customer Segment Quarterly Results

The inContact segment revenue increased to $6.0 million during the quarter ended June 30, 2007, which is a 72% increase from the same period in 2006 as a result of the selling and promotion effort we have undertaken to bring these products to market. The BenchmarkPortal and ScheduleQ acquisitions that were closed during the first quarter of 2007 added an additional $1.1 million of revenue during the quarter. Excluding the $1.1 million of acquisition revenue, the segment increased 40% compared to the same quarter in 2006.

For the three months ended June 30, 2007, the inContact segment revenue of $6.0 million includes $2.5 million of related long distance voice and data services and $3.5 million of inContact technology services. For the three months ended June 30, 2006, the inContact segment revenue of $3.5 million includes $2.6 million of long distance voice and data services and $.9 million of inContact technology services.

Costs of revenue as a percentage of revenue decreased during the three months ended June 30, 2007 to 28.9% from 49.8% during the same period in 2006. These significant improvements are primarily due to closing higher margin inContact deals with new customers as well as the addition of BenchmarkPortal and ScheduleQ, which produce revenue with very few direct costs. We anticipate that margins will continue to improve as we add customers with more inContact technology services. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased $1.1 million or 75% during the quarter compared to the same period in 2006. We also continue to develop the services provided in the segment by investments in research and development. During the quarter, we spent $447,000 in research and development costs and have capitalized an additional $268,000 of costs related to our internally developed software.

inContact Customer Segment Year-to-Date Results

The inContact segment revenue increased to $10.8 million during the six months ended June 30, 2007, which is a 70% increase from the same period in 2006 as a result of the selling and promotion effort we have undertaken to bring these products to market. The BenchmarkPortal and ScheduleQ acquisitions that were closed during the first quarter of 2007 added an additional $1.6 million of revenue during the quarter. Excluding the $1.6 million of acquisition revenue, the segment increased 44% compared to the same quarter in 2006.

For the six months ended June 30, 2007, the inContact segment revenue of $10.8 million includes $5.2 million of related long distance voice and data services and $5.6 million of inContact technology services. For the six months ended June 30, 2006, the inContact segment revenue of $6.4 million includes $4.8 million of long distance voice and data services and $1.6 million of inContact technology services.

Costs of revenue as a percentage of revenue improved during the six months ended June 30, 2007 to 32.8% from 51.2% during the same period in 2006. These significant improvements are primarily due to closing higher margin inContact deals with new customers as well as the addition of BenchmarkPortal and ScheduleQ, which produce revenue with very few direct costs. We anticipate that margins will continue to improve as we add customers with more inContact technology services. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased to $4.5 million or 59% during the six months ended June 30, 2007 compared to the same period in 2006. We also continue to develop the services provided in the segment by investments in research and development. During the six months ended June 30, 2007, we spent $875,000 in research and development costs and have capitalized an additional $375,000 of costs related to our internally developed software.

Telecom Customer Segment Quarterly Results

While we continue to see decreases in the Telecom segment, the attrition rates are in line with our expectations. Overall segment revenue decreased 20% to $14.0 million during the quarter compared to the same period in 2006. These decreases were primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006 as well as up selling inContact services to several legacy Telecom customers, which occurred during 2006 that affected each subsequent period. When an existing Telecom customer “turns up” inContact services, all of their Telecom revenue is moved to the inContact segment. We expect that revenue from the Telecom Segment will continue to decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment. With the decline in revenues from the segment, we have been able to reduce overall costs in the segment. Our costs of revenue and selling and promotion expenses each decreased 21% during the quarter compared to the same period in 2006.

Telecom Customer Segment Year-to-Date Results

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased 22% to $29 million during the period compared to the same period in 2006. These decreases were primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006 as well as up selling inContact services to several legacy Telecom customers, which occurred during 2006 that affected each subsequent period. When an existing Telecom customer “turns up” inContact services, all of their Telecom revenue is moved to the inContact segment. We expect that revenue from the Telecom Segment will continue to decrease due to normal attrition rates as well as movement of customers from the Telecom customer segment to the inContact customer segment. With the decline in revenues from the segment, we have been able to reduce overall costs in the segment. Our costs of revenue and selling and promotion expenses decreased 26% and 18%, respectively, during the quarter compared to the same period in 2006.

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

We experienced net losses of $3.2 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. Included within the net loss during the six months ended 6/30/07 were: 1) $3.3 million of depreciation and amortization; 2) $599,000 of non-cash stock-based compensation expense; and 3) $168,000 in non-cash expense related to two consulting agreements that were satisfied through the issuance of warrants.

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

•

The inContact segment revenue increased to $6.0 million during the quarter ended June 30, 2007, a 72% increase from the same period in 2006 for a year to date total of $10.8 million. This increase was a result of the selling and promotion effort we have undertaken to bring these products to market. Excluding the $1.1 million in revenue from the acquisitions, the segment increased 40% compared to the second quarter of 2006. We expect to see continued revenue growth in the inContact segment in 2007.

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

Background

The Audit Committee of the Board of Directors recently received the results of an independent investigation into certain accounting and financial reporting matters. The results of the investigation as well as issues identified in additional reviews and procedures conducted by management were reported to the Board of Directors. As a result, the Board of Directors determined that our previously issued condensed consolidated financial statements filed with our quarterly reports on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2007, and our consolidated financial statements for the year ended December 31, 2006, should no longer be relied upon because of certain accounting errors in the footnotes to the financial statements. Accordingly, we are restating our previously issued financial statements for those periods. The effects of the restatements of the condensed consolidated financial statements are limited to the footnote disclosure of operating segment results and does not affect our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows. For a discussion of the accounting errors and the adjustments made as a result of the restatement, see Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I – Item 1 - Financial Statements” and “Part I – Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Reporting.”

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

In connection with the preparation of this amended report, UCN’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the restatement of previously issued financial and the identification of certain material weaknesses in the internal controls over financial reporting described below, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of June 30, 2007.

Nevertheless, based on the completion of the Audit Committee’s investigation, management’s internal review of our processes and procedures, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting for the interim period ended June 30, 2007, we believe that the consolidated condensed financial statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

Changes in Internal Control over Financial Reporting

During the second quarter of 2007, except for the material weaknesses identified below, there have been no significant changes (including corrective actions within regard to significant deficiencies or material weaknesses) in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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