Form 10-Q/A
period 2007-09-30
UCN INC
filed 2008-04-01
CIK 1087934

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

Explanatory Note

The Audit Committee of the Board of Directors recently received the results of an independent investigation into certain accounting and financial reporting matters. The results of the investigation as well as results of additional reviews and procedures conducted by management were reported to the Board of Directors. As a result, the Board of Directors determined that our previously issued condensed consolidated financial statements filed with our quarterly reports on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2007, and our consolidated financial statements for the year ended December 31, 2006, should no longer be relied upon because of certain accounting errors in the disclosures to the financial statements. Accordingly, we are restating our previously issued financial statements for those periods. The effects of the restatements of the condensed consolidated financial statements are limited to the footnote disclosure of operating segment results and do not affect our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity, and Condensed Consolidated Statements of Cash Flows. Restated financial information is presented in this report, as well as in our amended reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007. We do not intend to file an amendment to our Form 10-K for the year ended December 31, 2006; rather the restatement of 2006 segment disclosures will be presented in our Form 10-K for the year ended December 31, 2007. For a discussion of the accounting errors and the adjustments made as a result of the restatement, see Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I – Item 1—Financial Statements” and “Part I – Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Reporting.” This Form 10-Q/A does not reflect events that occurred after the November 13, 2007 filing date of the Quarterly Report on Form 10-Q that was originally filed, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the matters described above. Other events occurring after the filing of the original Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – (unaudited)

(in thousands except share data)

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Unaudited)

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

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – (Unaudited)

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

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

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
Changes in operating assets and liabilities:
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

(continued)

See notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(in thousands)

	Nine months ended September 30,
	2007	2006
Supplemental cash flow information:
Cash paid for interest	$401	$594
Cash paid for income taxes	$8	$12
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock related to acquisition of BenchmarkPortal Inc. (Note 3)	$4,500	$—
Conversion of convertible term note at $3.00 per share for 1,126,664 share of common stock (Notes 6 and 8)	(3,380)	—

Issuance of long-term debt related to the acquisition of Benchmark Portal	100
Property and equipment financed with capital lease obligations	667	196
Issuance of common stock related to ScheduleQ acquisition (Note 3)	330	—
Issuance of long-term debt related to the acquisition of ScheduleQ (Note 3)	302	—
Assumption of long-term debt issued to the acquisition of ScheduleQ (Note 3)	256	—
Cashless warrant exercise (Note 8)	189	—
Warrants issued to lender for approval of BenchmarkPortal acquisition (Note 3)	83	—
Contingent purchase price payments to BenchmarkPortal stockholders included in accounts payable (Note 4)	56	—

Property and equipment included in accounts payable	113	146
Fee charged by lender for approval of BenchmarkPortal acquisition applied to revolving credit facility (Note 3)	40	—

Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	35	—
Issuance of warrants with debt agreement	—	542

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

UCN experienced net losses of $5.3 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively. Included within the net loss during the nine months ended September 30, 2007 were: 1) $4.7 million of depreciation and amortization; 2) $986,000 of non-cash stock-based compensation expense (Note 9) and 3) $184,000 in non-cash expense related to two consulting agreements that were satisfied through the issuance of warrants.

UCN’s working capital surplus increased $2.7 million to $4.3 million at September 30, 2007 from $1.6 million at December 31, 2006. The primary reason for the significant increase in working capital was due to a cash infusion of $7.9 million, net of certain offering expenses, from the sale of 2.4 million shares of common stock (Note 8). Immediately subsequent to receiving the cash infusion, the Company paid down the entire $3.8 million balance of the revolving credit facility.

UCN has generated $399,000 of cash from operations during the nine months ended September 30, 2007 and $4.6 million from financing activities during the nine months ended September 30, 2007. UCN used $2.9 million of this cash for investing type activities and had an overall net cash gain of $2.1 million through September 30, 2007.

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

The Company’s inContact segment revenue increased to $6.4 million during the quarter ended September 30, 2007, a 90% increase from the same period in 2006 for a year to date total of $17.3 million. This increase was a result of the selling and promotion effort the company has undertaken to bring these products to market. Excluding the $1.1 million in revenue generated from the two acquisitions noted above, the segment increased 57% compared to the third quarter of 2006. UCN expects to see continued revenue growth in the inContact segment in 2007 and 2008 (Note 11) due to the more aggressive selling and promotion strategy that has been undertaken to bring the inContact segment products to market.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should UCN be unable to meet short-term requirements.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

Adoption of FIN 48: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s condensed consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

Gross versus Net Presentation of Taxes Collected for the Government – In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires a company to disclose its policy regarding the presentation of tax receipts on the face of the income statement. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The provisions of EITF 06-3 are effective for periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. This Company has historically always presented applicable taxes collected from customers on a net basis.

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

The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands - unaudited):

Current assets	$623
Property, plant and equipment	255
Intangibles	3,743
Goodwill	1,300

Total assets acquired	5,921

Current liabilities	(203)
Accrued direct acquisition costs	(308)
Other long-term liabilities and deferred revenue	(410)

Total liabilities assumed	(921)

Purchase price	$5,000

Cash paid	$500
UCN common stock issued	4,500

Purchase price	$5,000

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

The following table summarizes the preliminary allocation of estimated fair values of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands - unaudited):

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

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following (in thousands):

	September 30, 2007 (unaudited)			December 31, 2006
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$14,226	$2,269	$15,684	$12,777	$2,907
Technology and patents	10,314	6,173	4,141	7,980	4,540	3,440
Trade name and trade marks	1,213	—	1,213		—	—
Non-compete agreement	376	208	168	154	128	26

	$28,398	$20,607	$7,791	$23,818	$17,445	$6,373

In conjunction with the BenchmarkPortal acquisition (Note 3), UCN recorded the following intangibles as of September 30, 2007 (in thousands):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$1,634	5	Straight line
Goodwill	1,734	Indefinite	Impairment review
Trade name and trade marks	1,194	Indefinite	Impairment review
Customer lists acquired	736	10	Accelerated
Non-compete agreement	179	3	Straight line

Total	$5,477

UCN agreed to pay former BenchmarkPortal stockholders monthly installments of $55,556 in contingent purchase price payments, subject to adjustment if monthly recurring revenue during the payout period from specified customer accounts acquired does not remain at certain levels, which are adjusted for estimated attrition. In addition to these monthly payments, UCN also agreed to pay former Benchmark Portal stockholders additional contingent quarterly earn out payments based on a recurring revenue in excess of $900,000 per quarter. During the three and nine months ended September 30, 2007, BenchmarkPortal stockholders earned a total of $201,000 and $395,000, respectively, in contingent purchase price payments that have been recorded to goodwill.

In conjunction with the ScheduleQ acquisition (Note 3), UCN recorded the following intangibles as of September 30, 2007 (in thousands):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$699	8	Straight line
Goodwill	115	Indefinite	Impairment review
Customer lists acquired	75	5	Accelerated
Non-compete agreement	43	2	Straight line

Total	$932

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

NOTE 6 – LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

As of September 30, 2007, UCN is in compliance with all of its financial and non-financial covenants.

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

UCN entered into a consulting agreement and issued warrants to purchase a total of 120,000 shares of UCN common stock at $4.00 per share with an additional 25,000 shares that could be earned contingent on UCN shares being accepted for trade on the NASDAQ stock market. Assuming all warrants are earned, the fair market value of the warrants, using the Black-Scholes pricing model, was $116,000 with an assumed expected volatility of 44.71%, a risk-free rate of return of 4.67%, no dividend yield, and an expected life of 2.0 years. This amount will be expensed over the term of the agreement as the warrants vest. A total of 105,000 warrants vested through September 30, 2007 and all other non-contingent warrants will vest by December 2007. The warrants expire April 2009.

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

The following tables summarize all stock option activity during the nine months ended September 30, 2007 and 2006, respectively (in thousands, except per share data - unaudited):

	Options	Price range ($)	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2007	3,163	$2.00-$5.39	$2.39	$1,627
Granted	1,509	$2.93-$4.45	$3.56
Exercised	(296)	$2.00-$2.64	$2.46	456
Cancelled or expired	(122)	$2.50-$3.50	$2.89

Balance at September 30, 2007	4,254	$2.50-$3.50	$2.79	$5,222

	Options	Price range	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2006	3,526	$2.00-$5.39	$2.37	$—
Granted	213	$2.00-$2.26	$2.22
Exercised	(71)	$2.00	$2.00	369
Cancelled or expired	(320)	$2.00-$3.69	$2.39

Balance at September 30, 2006	3,348	$2.00-$5.39	$2.37	$506

A summary of the options outstanding and options exercisable at September 30, 2007 is as follows (in thousands, except per share data - unaudited):

	Options Outstanding			Options Exercisable
Exercise price range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00-$2.30	1,503	2.4 years	$2.04	1,116	$2.03
$2.31-$2.66	591	1.9 years	$2.50	566	$2.50
$2.67-$3.07	575	2.5 years	$2.82	505	$2.79
$3.08-$3.99	1,402	4.4 years	$3.50	77	$3.11
$4.00-$5.39	183	4.2 years	$4.41	51	$5.27

	4,254	3.1 years	$2.79	2,315	$2.42

Intrinsic Value	$5,222			$3,657

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

Subsequent to the issuance of UCN’s Form 10-Q for the period ended September 30, 2007, UCN has determined that the revenue and results of operations for a total of six user accounts previously included in the segment disclosure of UCN’s inContact segment in prior periods should have been included in UCN’s Telecom segment because, in substance, the revenue was substantially either long distance or still in a trial period for inContact. As a result, UCN has restated the accompanying disclosures in these condensed consolidated financial statements.

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

The following summarizes the effect of the restatement on the segment results of operations previously reported for the three month periods ended September 30, 2007 and 2006:

	Three months ended September 30, 2007			Three months ended September 30, 2006
Telecom Segment	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$11,909	$1,292	$13,201	$16,274	$545	$16,819

Costs of revenue (excluding depreciation and amortization shown separately below)	8,184	883	9,067	10,812	358	11,170
Selling and promotion	1,319	116	1,435	2,003	48	2,051
General and administrative	2,164	235	2,399	2,353	81	2,434
Depreciation and amortization	660	36	696	1,362	16	1,378
Research and development	—	—	—	—	—	—

Loss from operations	$(418)	$22	$(396)	$(256)	$42	$(214)

	Three months ended September 30, 2007			Three months ended September 30, 2006
inContact Segment	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$7,719	$(1,292)	$6,427	$3,930	$(545)	$3,385

Costs of revenue (excluding depreciation and amortization shown separately below)	2,747	(883)	1,864	1,896	(358)	1,538
Selling and promotion	2,564	(116)	2,448	1,495	(48)	1,447
General and administrative	2,410	(235)	2,175	950	(81)	869
Depreciation and amortization	793	(36)	757	517	(16)	501
Research and development	674	—	674	260	—	260

Loss from operations	$(1,469)	$(22)	$(1,491)	$(1,188)	$(42)	$(1,230)

	Three months ended September 30, 2007			Three months ended September 30, 2006
Consolidated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$19,628	$—	$19,628	$20,204	$—	$20,204

Costs of revenue (excluding depreciation and amortization shown separately below)	10,931	—	10,931	12,708	—	12,708
Selling and promotion	3,883	—	3,883	3,498	—	3,498
General and administrative	4,574	—	4,574	3,303	—	3,303
Depreciation and amortization	1,453	—	1,453	1,879	—	1,879
Research and development	674	—	674	260	—	260

Loss from operations	$(1,887)	$—	$(1,887)	$(1,444)	$—	$(1,444)

For the three months ended September 30, 2007, the inContact segment revenue of $6.4 million included $2.6 million of related long distance voice and data services and $3.8 million of inContact technology services. For the three months ended September 30, 2006, the inContact segment revenue of $3.4 million included $2.3 million of long distance voice and data services and $1.1 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Operating segment revenues and profitability for the nine months ended September 30, 2007 and 2006 were as follows (in thousands - unaudited):

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
Telecom Segment	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$38,425	$3,736	$42,161	$53,290	$741	$54,031

Costs of revenue (excluding depreciation and amortization shown separately below)	25,685	2,490	28,175	36,477	490	36,967
Selling and promotion	4,519	369	4,888	6,207	63	6,270
General and administrative	6,733	658	7,391	7,272	109	7,381
Depreciation and amortization	2,509	99	2,608	4,101	21	4,122
Research and development	1	—	1	—	—	—

Loss from operations	$(1,022)	$120	$(902)	$(767)	$58	$(709)

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
inContact Segment	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$20,997	$(3,736)	$17,261	$10,504	$(741)	$9,763

Costs of revenue (excluding depreciation and amortization shown separately below)	7,910	(2,490)	5,420	5,294	(490)	4,804
Selling and promotion	7,316	(369)	6,947	4,341	(63)	4,278
General and administrative	5,703	(658)	5,045	2,513	(109)	2,404
Depreciation and amortization	2,231	(99)	2,132	1,521	(21)	1,500
Research and development	1,548	—	1,548	921	—	921

Loss from operations	$(3,711)	$(120)	$(3,831)	$(4,086)	$(58)	$(4,144)

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
Consolidated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$59,422	$—	$59,422	$63,794	$—	$63,794

Costs of revenue (excluding depreciation and amortization shown separately below)	33,595	—	33,595	41,771	—	41,771
Selling and promotion	11,835	—	11,835	10,548	—	10,548
General and administrative	12,436	—	12,436	9,785	—	9,785
Depreciation and amortization	4,740	—	4,740	5,622	—	5,622
Research and development	1,549	—	1,549	921	—	921

Loss from operations	$(4,733)	$—	$(4,733)	$(4,853)	$—	$(4,853)

For the nine months ended September 30, 2007, the inContact segment revenue of $17.3 million included $7.8 million of related long distance voice and data services and $9.5 million of inContact technology services. For the nine months ended September 30, 2006, the inContact segment revenue of $9.8 million included $7.1 million of long distance voice and data services and $2.7 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

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

Results of Operations

Consolidated Revenue

Consolidated revenues decreased $576,000 or 3% to $19.6 million for the three months ended September 30, 2007 from $20.2 million compared to the same period in 2006. The decrease is primarily due to the continued revenue decrease in our Telecom segment, which was down $3.6 million or 21% compared to the same period in 2006. The decrease in our Telecom segment is due to the discontinuation of several high-volume, low margin customers during the second quarter of 2006 which has affected each subsequent quarter. These losses were offset by significant increases in inContact segment revenue, which increased $3.0 million or 90% from the third quarter of 2006. The BenchmarkPortal acquisition allows us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ acquisition allows us to provide our customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augment our all-in-one hosted inContact solution and added an additional $1.1 million in quarterly revenue to the segment.

Consolidated revenues decreased $4.4 million or 7% to $59.4 million for the nine months ended September 30, 2007 from $63.8 million compared to the same period in 2006. The decrease is primarily due to the continued revenue decrease in our Telecom segment, which was down $11.8 million or 22% compared to the same period in 2006. The decrease in our Telecom segment is due to the discontinuation of services to several high volume, low margin customers during the second quarter of 2006 which has affected each subsequent quarter. These losses in the Telecom segment were offset by significant increases in inContact segment revenue, which increased $7.5 million or 76% to $17.3 million through September 30, 2007 compared to $9.8 million during the same period in 2006. The two first quarter acquisitions augment our all-in-one hosted inContact solution and added an additional $2.7 million in year-to-date revenue to the segment. Excluding the revenue added through the acquisition, our revenue decreased $7.1 million or 11% compared to the same period in 2006.

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

Costs of revenue

Costs of revenue decreased $1.8 million or 14% to $10.9 million for the three months ended September 30, 2007 from $12.7 million for the same period in 2006. Consistent with other telecommunication companies, we do not include amortization and depreciation in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased 7.2 percentage points to 55.7% during the quarter from 62.9% in the same period in 2006. We have continued to improve our cost of revenue as a percentage of revenue percentage implementing cost cutting measures, increasing higher margin inContact revenue, and terminating our relationship with large-volume low-margin customers. In addition to these measurers, the $1.1 million of additional revenue added through the BenchmarkPortal and ScheduleQ acquisitions had very little cost involved with the creation of such revenue.

Costs of revenue decreased $8.2 million or 20% to $33.6 million for the nine months ended September 30, 2007 from $41.8 million for the same period in 2006. Consistent with other telecommunication companies, we do not include amortization and depreciation in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased 9 percentage points to 56.5% during the nine months ended September 30, 2007 compared to 65.5% in the same period in 2006. We have continued to improve our cost of revenue as a percentage of revenue percentage by implementing cost cutting measures, increasing higher margin inContact revenue and terminating our relationship with large-volume low-margin customers. In addition to these measurers, the $2.7 million of additional revenue added through the BenchmarkPortal and ScheduleQ acquisitions had very little cost involved with the creation of such revenue.

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

General and administrative

General and administrative expenses for the three months ended September 30, 2007 increased 39% or $1.3 million to $4.6 million compared to $3.3 million in the same period in 2006. The increase is primarily due to an overall increase in salaries and benefits during the year due to the growth of the company. Our general and administrative staff grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management, which added an additional $202,000 of stock-based compensation expense for a total of $231,000 during the three months ended September 30, 2007 compared to $29,000 during the same period in 2006.

General and administrative expenses for the nine months ended September 30, 2007 increased 27% or $2.6 million to $12.4 million compared to $9.8 million in the same period in 2006. The increase is primarily due to an overall increase in salaries and benefits during the year due to the growth of the company. Our general and administrative staff grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions closed during the first quarter of 2007. During the first quarter of 2007, UCN granted a significant number of stock options to certain senior members of management, which added and an additional $376,000 of stock-based compensation expense for a total of $552,000 during the nine months ended September 30, 2007 compared to $176,000 during the same period in 2006.

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

The inContact segment revenue increased to $6.4 million during the quarter ended September 30, 2007, which is a 90% increase from the same period in 2006 as a result of the selling and promotion effort we have undertaken to bring these products to market. The BenchmarkPortal and ScheduleQ acquisitions added an additional $1.1 million of revenue during the quarter. Excluding the $1.1 million of acquisition revenue, the segment increased 57% compared to the same quarter in 2006.

For the three months ended September 30, 2007, the inContact segment revenue of $6.4 million includes $2.6 million of related long distance voice and data services and $3.8 million of inContact technology services. For the three months ended September 30, 2006, the inContact segment revenue of $3.4 million includes $2.3 million of long distance voice and data services and $1.1 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Costs of revenue as a percentage of revenue decreased during the three months ended September 30, 2007 by 16.5 percentage points to 29.0% from 45.4% during the same period in 2006. These significant improvements are primarily due to closing higher margin inContact deals with new customers as well as the addition of BenchmarkPortal and ScheduleQ, which produce revenue with very few direct costs. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased $1.0 million or 69% during the quarter compared to the same period in 2006. We also continue to develop the services provided in the segment by investments in research and development. During the quarter, we spent $674,000 in research and development costs and capitalized an additional $544,000 of costs related to our internally developed software during the quarter.

inContact Customer Segment Year-to-Date Results

The inContact segment revenue increased to $17.3 million during the nine months ended September 30, 2007, which is a 77% increase from the same period in 2006 as a result of the selling and promotion effort we have undertaken to bring these products to market. The BenchmarkPortal and ScheduleQ acquisitions added a total of $2.7 million of revenue during the three quarters. Excluding the $2.7 million of acquisition revenue, the segment increased 49% compared to the same quarter in 2006.

For the nine months ended September 30, 2007, the inContact segment revenue of $17.3 million includes $7.8 million of related long distance voice and data services and $9.5 million of inContact technology services. For the nine months ended September 30, 2006, the inContact segment revenue of $9.8 million includes $7.1 million of long distance voice and data services and $2.7 million of inContact technology services. Management will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Costs of revenue as a percentage of revenue decreased 17.8 percentage points during the nine months ended September 30, 2007 to 31.4% from 49.2% during the same period in 2006. These improvements are primarily due to closing higher margin inContact deals with new customers as well as the addition of BenchmarkPortal and ScheduleQ, which produce revenue with very few direct costs. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased $2.7 million or 62% during the nine months ended September 30, 2007 compared to the same period in 2006. We also continue to develop the services provided in the segment by investments in research and development. During the nine months ended September 30, 2007, we spent $1.5 million in research and development costs and have capitalized a total of $919,000 of costs related to our internally developed software.

Telecom Customer Segment Quarterly Results

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased 22% to $13.2 million during the quarter compared to the same period in 2006. These decreases were primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006. With the decline in revenues from the segment, we have been able to reduce overall costs in the segment. Our costs of revenue and selling and promotion expenses decreased 18.8% and decreased 30%, respectively, during the quarter compared to the same period in 2006.

Telecom Customer Segment Year-to-Date Results

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased 22% to $42.2 million during the period compared to the same period in 2006. These decreases were primarily due to UCN terminating its relationship with several large-volume low-margin customers during the second quarter of 2006. With the decline in revenues from the segment, we have been able to reduce overall costs in the segment. Our costs of revenue and selling and promotion expenses decreased 24% and 22%, respectively, during the quarter compared to the same period in 2006.

Liquidity and Capital Resources

We experienced net losses of $5.3 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively. The primary factors affecting operations during the year were: 1) continued investments in the promotion and development of inContact to bring these services to market; 2) $4.7 million of depreciation and amortization; 3) $986,000 of non-cash stock-based compensation expense; and 4) $184,000 in non-cash expense related to two consulting agreements that were satisfied through the issuance of warrants.

Our working capital surplus increased $2.7 million to $4.3 million at September 30, 2007 from $1.6 million at December 31, 2006. This working capital position improvement was due to a cash infusion of $7.9 million, net of certain offering expenses, from the sale of 2.4 million shares of common stock that significantly improved our balance sheet and working capital position. Immediately subsequent to receiving the cash infusion, we paid down the entire $3.8 million balance of the revolving credit facility resulting in $1.6 million of debt outstanding relating to certain capital leases as well as acquisition related debt.

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

Our inContact segment revenue increased to $6.4 million during the quarter ended September 30,2007, a 90% increase from the same period in 2006 for a year to date total of $17.3 million. This increase was a result of the selling and promotion effort we have undertaken to bring these products to market. Excluding the $1.1 million in revenue generated from the two acquisitions noted above, the segment increased 57.4% compared to the third quarter of 2006. UCN expects to see continued revenue growth in the inContact segment in 2007 and 2008 due to the more aggressive selling and promotion strategy that has been undertaken to bring the inContact segment products to market.

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

We entered into a consulting agreement and issued warrants to purchase a total of 120,000 shares of our common stock at $4.00 per share with an additional 25,000 shares that could be earned contingent on UCN shares being accepted for traded on the NASDAQ stock market. Assuming all warrants are earned, the fair market value of the warrants, using the Black-Scholes pricing model, was $116,000 with an assumed expected volatility of 44.71%, a risk-free rate of return of 4.67%, no dividend yield, and an expected life of 2.0 years. This amount will be expensed over the term of the agreement as the warrants vest. A total of 105,000 warrants vested through September 30, 2007 and all other non-contingent warrants will vest by December 2007. The warrants expire April 2009.

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

Critical accounting policies and estimates

A summary of our significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment, inventory valuation and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

Gross versus Net Presentation of Taxes Collected for the Government—In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires a company to disclose its policy regarding the presentation of tax receipts on the face of the income statement. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The provisions of EITF 06-3 are effective for periods beginning after December 15, 2006. We adopted EITF 06-3 on January 1, 2007 and present taxes collected from customers on a net basis.

Recent Accounting Pronouncements

Fair Value Measurements—In September 2006, the FASB issued Statement of Financial Accounting Statement (“SFAS”) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company does not expect that the implementation of SFAS 157 will have a material effect on the Company’s results of operations or financial position.

Fair Value Option—In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company does not expect that the implementation SFAS 159 will have a material effect on the Company’s results of operations or financial position.

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

Background

The Audit Committee of the Board of Directors recently received the results of an independent investigation into certain accounting and financial reporting matters. The results of the investigation as well as issues identified in additional reviews and procedures conducted by management were reported to the Board of Directors. As a result, the Board of Directors determined that our previously issued condensed consolidated financial statements filed with our quarterly reports on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2007, and our consolidated financial statements for the year ended December 31, 2006, should no longer be relied upon because of certain accounting errors in the footnotes to the financial statements. Accordingly, we are restating our previously issued financial statements for those periods. The effects of the restatement of the condensed consolidated financial statements are limited to the footnote disclosure of operating segment results and do not affect our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows. For a discussion of the accounting errors and the adjustments made as a result of the restatement, see Note 11 of Notes to Condensed Consolidated Financial Statements included in “Part I – Item 1—Financial Statements” and “Part I – Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Reporting.”

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

In connection with the preparation of this amended report, UCN’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the restatement of previously issued financial and the identification of certain material weaknesses in the internal controls over financial reporting described below, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of September 30, 2007.

Nevertheless, based on the completion of the Audit Committee’s investigation, management’s internal review of our processes and procedures, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting for the interim period ended September 30, 2007, we believe that the consolidated condensed financial statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

Changes in Internal Control over Financial Reporting

During the third quarter of 2007, except for the material weaknesses identified below, there have been no significant changes (including corrective actions within regard to significant deficiencies or material weaknesses) in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

On October 15, 2007, the Official Committee of Unsecured Creditors of the bankruptcy estate of Epixtar Corp. and B2B Advantage, Inc., filed an adversary proceeding against UCN. The case styled Official Committee of Unsecured Creditors v. UCN, Inc., Bankruptcy Case Number 05-42040-AJC / Adversary Proceeding number 07-01751-AJC, was filed in the U.S. Bankruptcy Court in the Southern District of Florida. The Unsecured Creditors Committee is seeking to recover $262,000 in alleged preferential payments made by Epixtar to UCN during the 90-day period prior to Epixtar’s bankruptcy filing. UCN’s answer or response to the adversary proceeding is due Friday, November 30, 2007. UCN estimates its maximum exposure under the proceeding to be $262,000; however UCN will vigorously defend its position against the suit and is seeking all possible exemptions to avoid a refund of these payments.

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