Form 10-K
period 2007-12-31
UCN INC
filed 2008-04-01
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from              to

Commission File No. 1-33762

UCN, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0528557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7730 So Union Park Avenue, Suite 500, Midvale, UT 84047

(Address of principal executive offices and Zip Code)

(801) 320-3200

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: Common Stock, Par Value $0.0001

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $88,107,916

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 28, 2008 was 31,027,593.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2008 annual meeting of UCN’s shareholders.

FORWARD-LOOKING STATEMENTS

Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

•	the highly competitive and evolving nature of the industry in which we compete;

•	rapid technological changes;

•	failure by us to implement our strategies;

•	our ability to keep pace with changing user needs;

•	financial difficulties experienced by any of our top users;

•	our debt and debt service requirements that restrict our operating and financial flexibility, and impose interest and financing costs;

•	our ability to attract and retain key personnel;

•	general economic conditions; and

•	possible terrorists attacks and ongoing military action throughout the world.

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

All forward-looking statements speak only as of the date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Form 10-K. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports and other information with the Securities and Exchange Commission. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.ucn.net as soon as reasonably practicable after electronically filing such materials with the Securities and Exchange Commission (“SEC”). They may also be obtained by writing to UCN, Inc., 7730 So Union Park Avenue, Suite 500, Midvale, UT 84047. In addition, copies of these reports may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

PART I

ITEM 1.	BUSINESS

General

UCN, Inc. (“we”, “us”, “our”, “UCN” or the “Company”) offers a wide range of hosted contact handling and performance management software services, in addition to a variety of connectivity options for carrying an inbound call into its inContact™ suite of services or linking agents to inContact, including dedicated T1s, IP connectivity, toll free and local inbound numbers. We sell telecom services unbundled from our inContact service offering including: dedicated, switched, toll free, and data lines at competitive prices with superior service levels.

We are in the process of transitioning our business from being a telecom services provider to being a Software as a Service (“SaaS”) provider. Our SaaS offering to users consist primarily of on-demand, hosted, contact handling software we market as our inContact suite and business telecommunication services, which are delivered over our national Voice over Internet Protocol (“VoIP” ) network or other connectivity options. The inContact application suite includes an integrated package of advanced contact handling, reporting and administration applications as well as performance monitoring and management tools.

We offer our users a set of traditional connectivity products, which include the dedicated voice T1 product, the Intelligent-T™, VoIP connectivity services and our switched 1+ services. In addition to long distance, toll-free, and other traditional telephone service, these connectivity options enable our users to connect to our VoIP Network and the complete set of inContact services we have available. Our users publish toll free and local inbound numbers to their customers enabling inbound callers to be handled directly or through the inContact applications embedded in the VoIP Network. Our distribution channels pursue multiple marketing avenues, including using independent agents, value-added resellers and direct and inside sales forces.

UCN is a Delaware corporation that previously operated under the name Buyers United, Inc. until July 2004, when its name was changed to UCN, Inc. During 2003, the Company established a wholly-owned subsidiary in Virginia for the purpose of conducting business in that state. Another wholly-owned subsidiary, MyACD, Inc., was acquired in January 2005. Per Note 2, during 2007, UCN acquired BenchmarkPortal, Inc. and ScheduleQ, LLC, both of which were subsequently merged into UCN during 2007.

UCN’s Strategy

Historically, UCN has been a pure telecommunications long distance reseller and aggregator, and the majority of our revenues in 2007 and 2006 were generated by this business activity. In 2005 UCN began to evolve its business beyond traditional long distance services to include value-added hosted Software as a Service. We intend to focus on the continued development of the SaaS business. We now offer to users a complete suite of innovative service offerings that combine our national VoIP network with hosted, on-demand, proprietary software for contact handling/contact management applications. According to International Data Corp. (IDC), the business market is where the VoIP market will experience the most significant growth through 2008. IDC projects a compound growth rate of 282 percent, from $60 million in 2004 to $7.6 billion in 2008 for hosted Internet Protocol (IP) voice services among U.S. businesses. As that pertains to call center management, we believe we are on the cutting edge of the evolution in the telecommunications industry as it evolves from providing traditional call center management and long distance services to providing Internet platform-based, integrated, and enhanced contact management service.

Many businesses need to manage large volume of telephone traffic with customers and business contacts. With the traditional hardware/software solution, the business owner: 1) purchases a system from an equipment provider, 2) installs the system on site, 3) purchases long distance service from a provider and 4) attaches one to the other. This separation between call management and call delivery has resulted in a fragmented market served by multiple vendors that offer either:

•

High-end, onsite, hardware/software solutions, designed to substantially improve worker productivity. These solutions serve about ten percent of the contact center operations (those with 200 or more agents) that are big enough to afford the large investment needed to purchase the costly equipment, software and technical expertise; or

•

Less expensive hardware/software solutions, affordable by the remaining ninety percent of the market, which have few features, little flexibility and limit the business’s ability to improve worker productivity.

Our strategy is to develop and deploy an all-in-one, call management solution that is affordable, scalable to the business’s call traffic, enables a distributed workforce and offers features that can substantially improve worker productivity in contact centers of all sizes. Our objective is to provide the best, all-in-one, feature-set currently available from other traditional on-premises systems that will be provided over our less expensive, hosted, on-demand SaaS platform.

Using this strategy, we have evolved from being a pure long distance reseller and aggregator to a full service, all-in-one, contact center SaaS provider, which, we believe, will be the next generation of service providers in the telecommunication industry.

Services and Products

inContact suite of services

Over the past several years, we have dramatically evolved UCN from a pure telecommunications long distance reseller and aggregator into a value-added, hosted, SaaS company focused primarily on the enterprise contact center market. We have made a number of strategic acquisitions that have positioned UCN at the forefront of the rapidly emerging hosted, contact center, software market. We began building our all-in-one, contact center solution with our 2005 acquisition of our automated call distribution solution, which is now the back bone of our inContact™ suite of services. In 2007, we added two components to our inContact suite consisting of our work force management product and our agent effectiveness survey monitoring Echo™ solution.

The inContact services offered through our “Intelligent Network” consist of a flexible set of advanced contact handling/management applications that allow users to put their inbound customers in touch with the right agent, who has the proper training, at the right time, while continuously evaluating the user’s satisfaction with these agent interactions. All of this drives agent effectiveness and improves each user’s experience with the user’s contact center operation. Our all-in-one, contact center, inContact solution includes features such as:

•	Skills-based routing,

•	Automated call distribution,

•	Self-service menus,

•	Speech recognition based automated interactive voice response,

•	Database integration with the contact handling technology,

•	Multimedia contact management (voice, fax, email, chat),

•	Management reporting features,

•	Workforce management features,

•	Performance optimization benchmarking,

•	Custom call routing and call flow design, and

•	New hire screening and on-line training tools.

These capabilities have been available previously only by purchasing and integrating expensive, premise-based equipment that is difficult to manage and maintain and that requires a very substantial installation investment. These systems are also very difficult to scale and manage for multi-site contact centers or contact centers with home-based agents. In the past, the original high investment required has proved very difficult to overcome for small and less sophisticated contact centers. The advanced contact and call handling capabilities have also been prohibitively expensive for small and medium sized businesses. Our inContact SaaS suite provides a solution to the problems faced by contact centers of all sizes and meets the needs of even the most complicated and advanced contact centers.

Our inContact SaaS suite includes the following components:

•

inControl: inControls is rapid application, development tool with a visual drag-and-drop programming interface for creating or modifying contact handling processes. Using this tool, relatively non-technical employees can easily set-up and change interactive voice response menus and skills-based routing applications from any computer connected to the internet. Entire contact handling processes—that can be built in hours or days rather than months—are able to identify who is calling and what they are calling about before routing the customer to a properly trained agent at any location. Our inControl product is the starting point for creating a complete user loyalty and agent performance optimization system that is fully integrated with the UCN telecommunications network.

•

Web Manager: Web Manager is an internet browser-based interface for managing all aspects of contact center performance from any internet connected PC. This interface includes a flexible monitoring and performance reporting platform as well as administrative tools for setting up user accounts, defining skill groups and assigning skill levels to specific agents so they only receive contacts they can handle. The tool is also used to assign phone numbers to agent computers so that screen pops containing information on the inbound customer will be delivered to the right workstation as the agent answers the phone.

•

myAgent: myAgent is a desktop application that informs the inContact platform when the contact center agent is available or unavailable to handle customers. Through this application and the related myPhone interface, the user executes various tasks such as dialing a phone number from the workstation or answering phone calls, emails, faxes or web chats. myAgent also enables complete monitoring, call recording, and provides continuous contact information to the reporting platform so supervisors have performance information on their teams regardless of where they are located.

•

inTouch: inTouch is a reporting, monitoring and recording tool for viewing real-time and historical operations statistics, such as how many calls were handled within a user-defined “acceptable” timeframe and who is logged in and available to receive calls.

•

inContact Workforce Management (“WFM”): WFM is a browser-based application for scheduling, forecasting and monitoring schedule adherence for agents and supervisors. Our WFM product helps users manage workforce scheduling, forecast demand, report real-time adherence, and simulate, analyze, and optimize staffing in their contact center.

•

Operations benchmarking service: Through a strategic relationship with BenchmarkPortal, LLC, (which we acquired in February 2007), we have integrated our two products so that inContact’s automatic call distribution service feeds call distribution metrics over to BenchmarkPortal’s benchmarking system. BenchmarkPortal’s benchmarking analytic engine compares our inContact user’s automatic call distribution metrics with those of peer operations and produces a report indicating how our user is performing compared to peers to show where improvements could be made.

•

Echo™: Echo allows inContact to identify a post-call survey event which sends information to the Echo survey engine that contacts the caller and conducts an automated survey, capture a voice recording about their contact experience and delivers the entire package to the agent that handled the call and that agent’s supervisor to improve agent effectiveness.

•

inContact Hiring and Retention: This service screens new contact center applicants by exposing them to simulations of the job they will be doing and measuring their proficiency with many aspects of the job. The inContact Hiring product can reduce attrition rates, which is one of the most costly aspects of running a contact center.

•

inContact eLearning: eLearning delivers just-in-time training to agents at their desktop during call flow downtimes as the system continuously monitors call volumes throughout the day. When call volumes build, the amount of training pushed to the agents slows down or stops and conversely when call volumes dip, agent training is increased in order to keep agent productivity and training levels at a maximum.

•

Professional Services: Professional services provides contact center experts who can help users establish, set-up and optimize their contact centers for customer satisfaction and revenue optimization. Our contact center experts assist users in detailed call routing and call distribution mapping to ensure calls are routed in the most effective and efficient manner possible using the inContact services to their maximum potential needed by each unique contact center.

Typically, contact center operations find they have to deal with multiple vendors and engage expensive systems integration expertise when trying to work multiple remote locations or when adding multimedia contact features such as email, fax or chat to their standard voice handling equipment or when making changes to their contact flow process. By implementing our inContact suite of products, that process is dramatically simplified and does not have to be repeated each time a new generation of hardware or software is released, which is required with premises-based options.

Reporting features provided in these premise-based systems are yet another set of expensive add-on products with severe limitations for users seeking to reduce costs by employing “at-home” workers. Typically, monitoring, reporting and recording applications cannot be applied to remote and “at-home” workers nor can a manager get a “rolled-up” view of all workers when the operation has two or more call center locations. Without effective management tools, operations often suffer from poor customer service and poor agent efficiency and effectiveness. The reporting and monitoring features included in our inContact SaaS suite provide a real-time, all-in-one hosted, solution to the problems faced by call center managers.

Long distance products

Historically traditional telecommunications long distance business was what we offered and what we focused on selling. Long distance and related services remain the majority of our revenue. If we are successful in our SaaS marketing and development strategy, long distance services will diminish in importance; long distance, however, will be a service included in a SaaS sale because the long distance facilitates delivery of inContact functions. Our telecommunications network is the back bone of our inContact suite of services as our users’ long distance services are managed through our inContact product and calls are routed across our network. Accordingly, we are marketing SaaS, not long distance, but long distance will follow with inContact sales.

As a long distance reseller and aggregator, we contract with a number of third party providers for the right to resell telecommunication services and products to our users. The variety of traditional telecom services and products we offer enables our users to: 1) buy most of those telecommunications services they need from one source, 2) combine those services into a customized package including inContact’s all-in-one, contact center solution, 3) receive one bill for those services, 4) make one call to UCN if a service problem or billing issues arise, and 5) depend on our professional team to manage their network and contact center solution, end-to-end, so our users can focus on their business operations.

Marketing Strategy

We employ two distinct brands for our telecommunications-based product and services: “inContact” for the suite of contact handling and management applications that are combined with our related traditional connectivity services and “UCN” for aggregating and reselling our traditional long distance related telecommunication services to commercial and business users.

UCN markets its services through several channels including: strategic marketing partnerships direct sales, insides sales and other independent sales partners. We engage independent telecommunications agents around the country who sell primarily to commercial and business customers. Independent agents are responsible for a substantial amount of annual U.S. telecommunication sales to commercial and business users. This channel also helps to identify opportunities to sell inContact services as well, but UCN sales representatives handle the details of selling inContact.

Provisioning

Our national VoIP network enables our users to use existing telephone, fax machine, pager, or modem equipment to achieve high-quality communications through Internet Protocol technology. Our VoIP network consists of a fully integrated dedicated network of equipment and leased telecommunications lines augmented by our “softswitch” software. Our software provides the necessary operational platform for the enhanced services we offer through our inContact family of products. The VoIP Network is a data packet-based network that ties together local loop dial-up and broadband connections via gateways located in Dallas and Los Angeles. Each of these gateways consists of off-the-shelf hardware elements and the softswitch software. The softswitch software can distinguish among and “handle” voice, fax, and modem communications as programmed for the user’s suite of service selections.

UCN is also a reseller of domestic and international long distance and other services provided by national and regional wholesale providers. Our primary providers are Qwest, Verizon, Global Crossing and Level 3.

The contracts with our providers are standard and customary in the industry, requiring payment net 30 days for minutes used in a month and designate UCN as the point of contact for all user service calls. These agreements are for one to three years and are generally renewable at the end of each contract term, when rates are often renegotiated on the basis of prevailing rates in the industry. Qwest, Verizon and Global Crossing accounted for approximately 63 percent of our cost of revenues in 2007, 65 percent in 2006, and 62 percent in 2005.

UCN also acquires, from its service providers, dedicated long distance service, toll-free 800/888/877/866 services, dedicated data transmission service and calling cards. These services and fees are billed to us as stated in our contracts with our providers and are payable on the same terms as switched long distance service.

We maintain a call center in Midvale, Utah for receiving user service and billing inquiries. Our user service personnel are available during extended business hours and also provide emergency service 24-hours a day, seven days a week. We place a high priority on user service since we believe that when our rates are similar to rates offered by our competitors, service is a primary factor in acquiring and retaining users.

Technology and Our Business

UCN has always leveraged information technology to create consistent streamlined business processes. UCN relies on the following systems, which represent its current technology initiatives:

•

UCN’s inContact suite of services provide a unified solution for managing user communications that integrates telephone, email, fax, web text chat, and co-browsing into a unified interface. The distribution system enables UCN to enhance user relationships, reduce costs, and improve the management of all types of business communications.

•

UCN’s CostGuard® system is a fully convergent, open and flexible billing system designed to facilitate collaboration among user service representatives, business affiliates and users. Users can access the system through a standard smart-client to initiate and fulfill billing and service tasks. UCN believes the CostGuard system provides a consistent and flexible billing solution that supports our current needs and is expandable for future growth.

•

UCN’s VoIP Network employs an architecture emphasizing security, reliability and carrier diversity. A “Security in Layers” approach has been adopted utilizing security enforcement points comprised of inspection firewalls, packet filters and prevention systems. Measures have been implemented to audit data integrity and access. Significant subsystems are geographically dispersed and data replicated between sites to protect against fiber optic disruption or other environmental events.

Full backups of all our core data are performed weekly and differential backups are performed nightly. Transaction log backups take place every 30 minutes. We use SSL encryption to protect sensitive areas of our user information and service-oriented websites. Remote access to our systems is made possible through a 168 bit encrypted Virtual Private Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local desktops are scanned for viruses on a real-time basis and report to a central server. We believe our backup, maintenance and security systems are adequate for preserving the delivery of service to our users and operation of our business without significant outages or interruptions. However, an extraordinary unforeseen and catastrophic event is always possible and could have a significant impact on our business.

Government Regulation

Telecommunications services are subject to government regulation at both the federal and state levels in the United States. A specific form of Internet-based telephony called “interconnected Voice over Internet Protocol” (interconnected VoIP) is also subject to certain analogous regulations at the federal and, increasingly, state level.

The Telecommunications Act of 1996, or Telecom Act, enacted major revisions to the Communications Act of 1934, one of which established the framework for competition for local exchange and other communications services. Among other things, the Telecom Act preempts state and local governments from prohibiting any entity from providing telecommunications service (terms defined in the Telecom Act). At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of these services. As a result, our communications services are subject to both federal and state regulation. Violation of such laws and regulations are subject to enforcement actions that may include monetary penalties.

The Federal Communications Commission (FCC) has jurisdiction over all telecommunications service and interconnected VoIP providers (as defined in the Telecom Act and FCC regulations) that provide interstate or international communications services and certain local exchange services used to originate and terminate such services. All but a few state regulatory commissions exercise jurisdiction over intrastate interexchange telecommunications services, and all state regulatory commissions exercise jurisdiction over local exchange services; at present, a small handful of states exercise jurisdiction over certain elements of interconnected VoIP services. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition. Our Internet protocol or IP-enabled communications services are currently subject to a lesser degree of regulatory oversight. However, as set forth below, application of additional regulations to IP-enabled services or specific forms thereof, is increasingly possible as these services continue to gain acceptance in the marketplace.

The following summarizes important, but not all, present and proposed federal and state regulations and laws that are considered material to our operations. Federal and state regulations are subject to judicial proceedings and to legislative and administrative proposals that could affect how we and others in this industry operate. The outcome of such proceedings or proposals and their impact on us or others in the industry cannot be predicted at this time but changes resulting from future legislative, regulatory or judicial decisions may have a material adverse impact on our business.

Regulation by the Federal Communications Commission

The FCC has jurisdiction over all telecommunications and interconnected VoIP service providers that provide interstate, international and certain aspects of local exchange telecommunications services, including those used to originate or terminate interstate and international services and certain issues relating to interconnection between providers of local exchange service. The continuing evolution of FCC policies affecting the local exchange, long distance and IP-enabled services markets, as well as current FCC policies could have a material adverse effect on this sector of our business, and its operating results. However, our operations in this area are not considered material to our financial condition now or in the future.

Universal Service

In 1997, the FCC issued the Universal Service Order to implement provisions of the Telecom Act relating to the preservation and advancement of universal telephone service. The Universal Service Order requires telecommunications service providers providing interstate services to periodically contribute to the universal service support program referred to as the Universal Service Fund or USF. The monthly contributions to the USF are calculated based on the determination made by the FCC’s designated private agent, the Universal Service Administration Corporation or USAC, of the total amount of the subsidy required to fund universal service needs for any given year. Each telecommunications service provider’s contribution is assessed by USAC based on its total of defined interstate and international end user telecommunications revenues, including interconnected VoIP revenue, reported to the FCC on its Form 499s (Form 499-Q filed quarterly and Form 499-A, annually). Our Form 499 filings with the FCC are accurate, complete and timely filed in accordance with the FCC’s rules. The USF assessment on our revenues is passed through to consumers on an equitable and nondiscriminatory basis, either as a component part of the rate charged for telecommunications services or as a separately invoiced line item. Several state regulatory agencies have their own universal service support systems. State universal service support contribution requirements vary from state to state.

Incorrectly calculated and/or remitted USF contributions, state or federal, are subject to assessment and collection of past due remittances, plus interest and penalties. In an August 2007 Order, the FCC substantially increased the late payment fees and penalties applicable to a provider’s failure to file and pay USF contributions. Under the new rules, all late fees and penalties currently charged by USAC and all remedial sanctions for late payment of USF contributions will be based upon an annual rate equal to the U.S. Prime Rate on the date of delinquency, plus an extra three and a half (3.5%) percent.

There are pending rulemakings proceeding at the FCC aimed at controlling the growth of the USF and eliminating waste, fraud and abuse from the program. One of these rulemaking proceedings involves proposals to comprehensively overhaul the USF contribution methodology. Depending on which methodology is chosen, contribution obligations could increase, decrease or remain constant. Because both FCC and state USF contributions may be and are passed through to our customers, they are not expected to have a material effect on our financial condition.

Local Exchange Competition

The Telecom Act requires Incumbent Local Exchange Carriers or “ILECs” to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point at prices more favorable than pricing based on the historic regulated costs of the ILECs. Since 1996, Competitive Local Exchange Carriers (“CLEC”) have leased unbundled network elements at rates determined by state public utility commissions based on the ILEC’s total element long run incremental costs, or TELRIC, a forward looking, cost-based pricing model.

Our expansion into the local exchange market faces regulatory uncertainties due to FCC and judicial proceedings that could result in significant changes to ILEC obligations to CLECs. We cannot predict the outcome of present or future administrative or judicial proceedings or their potential impact upon the company. The following examples illustrate the types of potential changes that could affect this sector of our business:

Triennial Review Remand Order: In February 2005, the FCC issued an order, commonly known as the Triennial Review Remand Order, substantially narrowing the unbundled network elements and combinations of those elements that ILECs must make available to CLECs. On June 16, 2006, the United States Court of Appeals for the District of Columbia upheld the FCC’s Triennial Review Remand Order. The decision means that the reduction in the availability of unbundled network elements will remain a constant in this market and that ILECs will continue to charge commercial rates for certain network elements. Presently, we do not rely on direct access to ILEC network elements. However, to the extent our CLEC suppliers are negatively impacted through increased network costs we may face increased wholesale prices.

Petition to Forbear VoIP Providers from Claiming Access Charge Exemption: On January 11, 2008, the Embarq Local Operating Companies (Embarq) filed a Petition for Forbearance asking the FCC to forbear from allowing certain IP-based providers from seeking shelter from access charges through the ESP or Enhanced Service Provider Exemption. Embarq claims it and other LECs face a growing number of disputes about the appropriate compensation for terminating non-local calls routed to the public switched telephone network (PSTN) that are originated using the Internet Protocol. The issue is whether IP-to-PSTN voice calls are exempt from access charges as are enhanced service providers (ESPs) who were excused from such charges in FCC rulings dating to the 1980s. The FCC’s resolution of Embarq’s Petition could have significant effects on all service providers, like us, that use lower cost IP-transport.

Other Access Charge Proceedings: As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services could increase.

In 2001, the FCC initiated a proceeding to comprehensively reform intercarrier compensation. In its notice of proposed rulemaking, the FCC sought comment on some possible advantages of moving from the current rules to a bill and keep structure for all traffic types in which carriers would recover costs primarily from their own customers, not from other carriers. A 2006 filing at the FCC, known commonly as the Missoula Plan, is widely anticipated to be the blueprint for nationwide intercarrier compensation reform. The Missoula Plan provides a comprehensive proposal to reduce and unify interstate and intrastate, originating and terminating usage-sensitive intercarrier compensation rates for all traffic.

The FCC is considering the Missoula Plan and proposed addendums addressing phantom traffic issues. We cannot predict the effect that the implementation of the Missoula Plan and any amendments or addendums thereto may have on our business or results of operations, although significant changes to the current rules governing intercarrier compensation, including implementation of the Missoula Plan, could affect our collection and payment of reciprocal compensation and access fees.

Detariffing

In accordance with the FCC’s Detariffing Orders, our rates, terms and conditions for international and domestic interstate services are no longer set forth in tariffs filed with the FCC, but are instead determined by contracts between us and our users. Nonetheless, we remain subject to the FCC’s general requirements that rates must be just and reasonable, and not unreasonably discriminatory, and are also subject to the FCC’s jurisdiction over complaints regarding our services. We post UCN’s tariffs setting forth the terms, conditions and rates governing our interstate interexchange telecommunications service on our website at www.ucn.net.

CPNI Regulations

On April 2, 2007, the FCC issued an Order strengthening its rules governing a carrier’s duty to protect the privacy of its customer’s proprietary network information (CPNI). The Order responds to the growing practice of “pretexting”, whereby third parties, most notably data brokers, illegally obtain CPNI information from carriers through unauthorized access or misrepresentation.

The new CPNI regulations are intended to tighten carrier security measures through mandated pre-disclosure requirements, including mandated use of password protection systems. Carriers must also alert customers about any changes to CPNI and disclose instances of unauthorized access to law enforcement agencies. The FCC also mandated that carriers might disclose CPNI information to third-party marketing agents only if the customer “opts-in” to such disclosures.

All carriers, including interconnected VoIP service providers, are required to follow these new regulations by undertaking reasonable precautions to protect against unauthorized access to CPNI. Importantly, unlike the prior CPNI Rules, which merely required carriers to maintain a copy of their annual CPNI Officer Certification in their files, all carriers are now required to annually file their CPNI Officer Certifications with the FCC.

We have implemented internal processes in order to be compliant with all the CPNI rules and have engaged all the impacted business units to remain fully compliant in the future.

International Telecommunications Services—Section 214

We have obtained and maintained in good standing our Certificate of Public Convenience and Necessity under Section 214 of the Communications Act of 1934 pursuant to which we are authorized to provide international telecommunications services.

Communications Assistance for Law Enforcement Act (“CALEA”) Requirements

The FCC’s CALEA rules provide for policies and procedures for employee supervision and control, as well as maintaining secure and accurate records, when responding to an appropriate legal authorization for electronic surveillance. We are required to file with the FCC the current policies and procedures we use to comply with this requirement, our “SSI” plans. Our SSI plans are in compliance.

Taxes and Regulatory Fees

We are subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, universal service fund contributions and regulatory fees, and numerous public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation.

State Regulation

Our intrastate long distance and local exchange operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. The ILECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility, which, if granted, could subject us to increased competition.

Federal Regulation of Internet Telephony and other IP-Enabled Services

The use of the Internet to provide telephone service is quickly maturing past its infancy and incubation stage. Therefore, as state and federal regulators continue to extend public interest regulations to forms of VoIP telephony, the lines between traditional and enhanced communications will continue to blur. To the extent VoIP telephony and other forms of IP-enabled communications become subject to regulation certain cost benefits of IP-based services, which we currently take advantage of in our network, may erode.

In the United States, the types of Internet-related communications services that we provide constitute “information services” or “enhanced services” as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the FCC or any state agencies. At this time, with the exception of the service described in the following paragraph, it cannot be predicted whether other types of Internet-related or “IP-enabled” communications services will be actively regulated in the future.

The increase in Voice over Internet Protocol (VoIP) services provided by pure play VoIP providers, such as Vonage, cable television and other companies, and the increased number of traditional telephone companies entering the retail VoIP space has prompted a need to determine whether VoIP should be subject to the same regulatory and financial constraints as wire line telephone service.

The FCC has not as yet decided whether to classify all IP-enabled or VoIP communications services as unregulated information services or a regulated telecommunications services. Instead, the FCC has engaged in a piecemeal approach over the past several years, imposing regulations on interconnected VoIP services, a specific flavor of VoIP service that makes use of the Public Switched Telephone Network (PSTN).

The FCC has determined that interconnected VoIP services–which enable users to place calls to and receive calls from the PSTN-should be subject to many of the requirements applicable to traditional telephone services, while other forms of IP-enabled services (such as peer-to-peer services that do not make use of traditional telephone numbers) have been left largely unregulated.

The FCC has subjected interconnected VoIP services to regulations concerning emergency communications (E911), telecommunications relay services for hearing-impaired individuals (TRS), customer privacy (CPNI) and the facilitation of wiretaps and government surveillance (CALEA). In addition, the FCC ruled that providers of interconnected VoIP services must contribute to the Universal Service Fund.

The FCC has ruled prepaid calling card services using “IP-in-the-middle” are telecommunications, not enhanced, services subject to intrastate access charges and USF contributions. In 2006, the FCC declared all prepaid calling card services to be “telecommunications” and ordered all providers of these services to register as Interstate Telecommunications Service Providers by October 31, 2006 and begin making USF contributions.

Based on the nature of the IP-enabled services we currently provide, we do not believe the FCC decisions to date will materially adversely affect our business, operating results, financial condition or future prospects. Notwithstanding this, it is acknowledged the growth in VoIP communication services may cause Federal and State regulatory agencies to re-examine their treatment of IP-based communications services.

State Regulation of Internet Telephone Services

State regulatory authorities also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services. However, to date, state regulation has remained minimal in the face of the FCC’s reluctance to clarify the scope of state jurisdiction. However, some state regulators, faced with shrinking Universal Service revenues, support for emergency services, and consumer protection concerns have imposed some regulation of instate, interconnected VoIP services. The result has been a complicated and often times conflicting approach to the regulation of VoIP telephony service.

The willingness of both state and federal authorities to expand certain, traditional public interest regulations to VoIP telephony may signal an end to the incubation period during which most all IP-enabled services were free from government regulation. The implications of an expansive, patchwork of state and federal regulations may carry significant consequences for new and existing VoIP service providers, further eroding the lines between traditional and enhanced communications.

Other General Regulations

The regulatory scheme for competitive telecommunications market will continue to evolve and can be expected to change the competitive environment for communications in general. It is not possible to predict how such evolution and changes will affect, if at all, our business or the industry in general.

Competition

As a provider of hosted contact handling applications, the majority of market share in the hosted contact handling applications market is still held by traditional user premises equipment manufacturers and distributors, such as Avaya, Nortel, Cisco and Interactive Intelligence. This method of providing services, via onsite equipment and software, is now being challenged by a group of younger companies. These companies provide hosted, on-demand application services to users. Market share among this group of hosted services providers is still fragmented with no clear market leader having emerged as yet.

Building recognition for our inContact brand is beneficial to attracting additional users and new strategic alliances with other industry leaders. Our failure to promote and maintain our brand successfully may result in slower growth, loss of users, and loss of market share and strategic alliances. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which includes promotional programs and public relations activities.

In regards to our telecommunications business, the U.S. long distance telecommunications industry is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants such as Global Crossing, Qwest and Verizon. UCN also competes with other national and regional long distance carriers that employ various means to attract new subscribers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments and other incentives. The ability of UCN to compete effectively will depend on its ability to provide quality services at competitive prices.

UCN competes on the basis of variety of services offered, user billing and service and price. We offer a selection of telecommunications products to our users directly and through agents. We believe users are attracted by the fact that UCN consolidates all services on one bill. Our agents can complete a sale at the user site and are paid commissions on those sales. Because our user contracts are based on user requirements rather than bundled services, UCN delivers only the requested services at an appropriate capacity and competitive price.

Employees

As of December 31, 2007, UCN employed a total of 261 full time and 5 part time persons. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Executive Officers of UCN

The executive officers of UCN are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings, as appropriate. Each of the executive officers has been employed by UCN in the position or positions indicated in the list and pertinent notes below. Each of the executive officers has been employed by UCN for more than five years, except as noted below.

At March 28, 2008, the executive officers of UCN were as follows:

Name	Age	Position	Since
Paul Jarman (1)	38	Director and Chief Executive Officer	1997
Brian Moroney (2)	51	Executive Vice President and Chief Financial Officer	2005
Scott Welch (3)	43	Executive Vice President and Chief Operating Officer	2004
Rudy Vidal (4)	46	Executive Vice President and Chief Customer Officer	2007

(1)	Paul Jarman has served as an officer of UCN during the past six years. He has served as President since December 2002 and as Chief Executive Officer since January 2005. Prior to December 2002 he served as an Executive Vice President. Mr. Jarman is one of the original founders of Buyers United, now UCN.

(2)	Brian Moroney has served as an Executive Vice President and Chief Financial Officer of UCN since October 2005. During the three-year period prior to October 2005, Mr. Moroney was a self-employed financial and management consultant for clients requiring financial, marketing and operational assistance.
(3)	Scott Welch was elected Executive Vice President and Chief Operating Officer of UCN in September 2004, and began his association with UCN in September 2003 as Chief Information Officer. Before joining UCN Mr. Welch served as Vice President of Information Technology at Access Long Distance.
(4)	Rudy Vidal was elected Executive Vice President and Chief Customer Officer of UCN in November 2007. Before joining UCN Mr. Vidal served as Director of Extreme Customer Service at Panasonic Corporation of North America.

Business Segments

We manage our business based on two user segments: Telecom and inContact. The Telecom segment includes all voice and data long distance services provided to users not utilizing at least $100 of inContact services. The inContact segment includes revenues from users using at least $100 of inContact services per month as well as their long distance voice and data services. The inContact services include automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting. In February 2007, we closed two acquisitions and the technologies acquired have been added to the inContact segment. The BenchmarkPortal, Inc. acquisition allows us to provide users a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ, LLC acquisition allows us to provide our users a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. Certain financial information pertaining to our business segments for the fiscal years ended December 31, 2007, 2006, and 2005, is presented in Note 17 to our Consolidated Financial Statements presented elsewhere in this report.

ITEM 1A.	RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to an investment in our common stock. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere as well as the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our results of operations have shown significant losses over the past several years, which could impact the resources we have to pursue our business and adversely affect an investment in UCN.

Our net loss applicable to common stockholders was $7.5 million for the year ended December 31, 2007 compared to $7.8 million for the same period in 2006. Continued losses will diminish the working capital we have available to pursue development of our business. Much of the loss in 2007 is attributable to our decision to spend substantial amounts in developing and marketing our inContact suite of services as well as noncash costs, such as depreciation and amortization of $6.2 million and warrant and stock-based compensation totaling $1.4 million. Sales within the inContact segment continue to improve, but we have not achieved positive operating results in the inContact segment and whether UCN will ultimately achieve positive results and cash flow from this segment should be considered a substantial risk with respect to our business.

We Have a Lengthy Product Sales Cycle Which Has Contributed and May Continue to Contribute to the Variability of Quarterly Operating Results

We have experienced a lengthy initial sales and eventual “turn-up” cycle for services in our inContact segment, averaging approximately six to nine months. The lengthy sales cycle is one of the factors that has caused and may continue to cause our revenues and operating results to vary significantly from quarter to quarter. As our inContact products and services are relatively new in the marketplace, we must provide a significant amount of education to prospective users about the use and benefits of our products which can cause potential users to take many months to make these decisions. The length of the sales cycle can also be affected by other factors over which we have little or no control, including user’s budgetary constraints, timing of user’s budget cycles, and concerns by the user about the introduction of new products by us or by our competitors. As a result, sales cycles for user orders vary substantially from user to user. Excessive delay in sales could be material and adversely affect our business, financial condition or results of operations.

Our quarterly results of operations may fluctuate in the future.

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing users, attract new users and satisfy our users’ requirements;

•	changes in the mix of revenue between our segments because the overall operating margin is significantly higher for the inContact Segment than for the Telecom Segment;

•	the timing and success of new product introductions or product initiation by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	the purchasing and budgeting cycles of our users; and

•	general economic, industry and market conditions.

Because the sales cycle for the evaluation and implementation of our solutions is variable based on the specific user needs, we may experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. As a result, if revenue for a particular quarter is below our budgeted expectations, we may not be able to proportionally reduce operating expenses for that quarter, causing a disproportionate effect on our expected results of operations for that quarter.

Due to the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

Our operating results may be negatively impacted by the pricing decisions of our competitors and our providers. We may not be able to mitigate this impact with our other services.

Our costs of revenues from period to period are affected by the pricing for long distance service we can obtain from the wholesale providers of these services. We must price our services at levels that are competitive, so costs of revenues affect the rates we offer to users and our resulting revenues. This industry has a history of downward pressure on long distance service rates as a result of competition among providers. To acquire and retain users, we offer these services at prices that are competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to users, which will reduce revenues.

On the other hand, higher prices charged by our providers will increase our costs of revenues and cut into operating results, unless we raise prices to our users, which may be difficult for us to do if our competitors are not subject to the same upward pricing pressures or choose not to increase prices notwithstanding such pressure. To make up for potential reductions in either revenues or overall operating results, we have moved to being a SaaS provider of enhanced connectivity and call management services, which are not subject to these rate changes and have much higher and stable margins. SaaS still makes up a relatively small portion of our revenues. We may not be successful in making these new services a major component of our revenue mix and improve our overall operating margins.

Disruptions in the operation of our technology could adversely affect our operations.

We are dependent on our computer databases, billing and accounting computer programs, network and computer hardware that houses these systems to effectively operate our business and market our services. Our users and providers may become dissatisfied by any system failures that interrupt our ability to provide our service to them. Substantial or repeated system failures would significantly reduce the attractiveness of our services. Significant disruption in the operation of these systems would adversely affect our business and results of operations.

Our enhanced services are dependent on leased telecommunications lines, and a significant disruption or change in these services could adversely affect our business.

SaaS is provided to users through a dedicated network of equipment we own connected through leased telecommunications lines with capacity dedicated to us that is based on Internet protocol. Communication initiated by the user is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network because it lowers our cost of providing the service from using traditional transmission methods.

We lease telecommunication lines and space at co-location facilities for our equipment, which represents the backbone of our dedicated network, from third party suppliers. If any of these suppliers is unable or unwilling to provide or expand their current levels of service to us, the services we offer to users would be adversely affected. We may not be able to obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. Any resulting disruptions in the services we offer that are provided over our dedicated network would likely result in user dissatisfaction and adversely affect our operations. Furthermore, pricing increases by any of the suppliers we rely on for the dedicated network could adversely affect our results of operations if we are unable to pass pricing increases through to our users.

Our business could be materially harmed if our computer systems were damaged.

Substantially all of our dedicated network systems are located at two locations in Los Angeles, California and Dallas, Texas. Our user service, billing, and service management systems are located at a third-party hosting co-location facility located in Utah. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error, or other similar disruptive problems could also adversely affect our systems. Accordingly, any significant systems disruption could have a material adverse effect on our business, financial condition, and results of operations.

If there are interruptions or delays in our hosting services through third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with users and subject us to liability.

We provide our hosting services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California and Texas. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our users’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our users to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our users’ service to their customers. Any interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with users and our reputation. This in turn could reduce our revenue, subject us to liability and cause us to issue credits or pay penalties or cause users to fail to continue service, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

If the security of our users’ confidential information contained in our systems or stored by use of our software is breached or otherwise subjected to unauthorized access, our hosting service or our software may be perceived as not being secure and users may curtail or stop using our hosting service and our solutions.

Our hosting systems and our software store and transmit proprietary information and critical data belonging to our users and their customers. Any accidental or willful security breaches or other unauthorized access could expose us to a risk of information loss, litigation and other possible liabilities. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our clients’ data, our relationships with users and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we and our third-party hosting co-location facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

A fundamental requirement for online communications is the secure transmission of confidential information over public networks. Our failure to protect this confidential information could result in liability.

If outside unfriendly parties succeed in penetrating our network security or otherwise misappropriate our user information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card or banking information, impersonation or other similar fraud claims, as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in litigation and adverse publicity, which could have a material adverse effect on our reputation, business, and results of operations.

Our growth and results of operations are unknown, which means an investment in us has greater risk.

UCN experienced significant growth beginning in 2003, primarily through the purchase of user accounts and internal growth. Continuing with the acquisitions of BenchmarkPortal, Inc. and ScheduleQ, LLC in 2007 and the Transtel Communications assets and MyACD, Inc. in 2005, we have substantially increased our operations and revenues. It is not possible to predict with any certainty the growth of our business over the next year, whether internally or through acquisitions. Our ability to continue our growth and improve upon results of operations will depend on a number of factors, including our ability to promote and gain market acceptance of

SaaS, to maintain and expand our independent agent network, to fund purchases of users or acquisitions, to meet existing and emerging competition and to maintain sufficient operating margins despite pricing pressures. Furthermore, the growth and development of our business may be harmed if we are unable to adapt and expand our systems, procedures, and controls to support and manage our growth. All of these factors indicate there could be fluctuations in our results of operations and volatility in our stock price that could expose an investor to greater risk.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. Any of our issued patents may not be broad enough to protect our proprietary rights or could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our software products may contain undetected errors or defects that may result in product failures, slow response times, or otherwise cause our products to fail to perform in accordance with user expectations. Because our users use our products for important aspects of their business, any errors or defects in, or other performance problems with, our products could hurt our reputation and may damage our users’ businesses. If that occurs, we could lose future sales, or our existing users could elect to not renew or to delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts and an increase in collection cycles for accounts receivable. Clients also may make warranty claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a user may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect. We do not currently maintain any warranty reserves. UCN has had no significant warranty costs in their historical experience.

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

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our user base and achieve broader market acceptance of our solutions.

Increasing our user base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations. We plan to continue to expand our direct sales force and engage additional third-party channel partners. This expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel. We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

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

The carrying value and liquidity of our short-term investments could be adversely affected by failed Dutch auction for auction rate investments.

As of December 31, 2007, we held $2.0 million in auction rate preferred investments with investment grades of AAA. Interest rates for these investments reset in Dutch auctions held daily, weekly or monthly which historically provided liquidity for these investments as determined by the purchaser. Despite the long-term contractual maturities of the auction rate preferred investments, they are classified as available for sale and fund the Company’s current operations at December 31, 2007. During January and February 2008, we converted $1.0 million of the $2.0 million balance into cash equivalents. In February and March 2008, uncertainties in the credit markets caused all auctions of the remaining short term investments to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. To date, we have collected all interest payable on our auction rate preferred investments as the interest came due. If the auction rate preferred investments continue to experience unsuccessful auctions, or if the credit rating of the issuer of the auction rate preferred investments or the third party insurer of the instruments deteriorates, we may be required to reclassify the securities on our Consolidated Balance Sheet and/or adjust the carrying value of the auction rate preferred investments through an impairment charge, which would adversely affect liquidity and availability of funds derived from these investments for our working capital needs.

We face risks relating to our ineffective internal controls that could adversely affect public confidence in UCN and the value of an investment in our shares.

As a result of management’s review of issues identified during the recently completed independent Audit Committee investigation into certain accounting and financial reporting matters, as well as our internal review, we concluded that UCN had certain control deficiencies that constituted material weaknesses and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2007. In addition, management has concluded, based primarily on the identification of the material weaknesses, that our disclosure controls and procedures were not effective at December 31, 2007. See “Part II – Item 9A—Controls and Procedures.” If we are unable to successfully remediate these control deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

Our investigation and potential governmental investigations or litigation arising out of or related to our recent accounting and financial reporting matters have and could result in substantial costs.

The independent Audit Committee investigation into certain accounting and financial reporting matters, as well as our internal review, have resulted in substantial costs to UCN. As a result of the matters management discovered through these investigations, UCN is exposed to the possibility of future governmental investigations or proceedings or litigation instigated by private litigants, any of which could cause UCN to incur substantial additional costs in the future to resolve or defend any such investigations or proceedings. See “Part II – Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Reporting.” The costs already incurred related to the accounting and financial reporting matters that were the subject of our investigations will adversely affect our results of operations in 2008, and any additional costs we may incur in the future will have the same effect.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We may require additional capital to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, fund expansion, respond to competitive pressures and acquire complementary businesses, products and technologies. Absent sufficient cash flow from operations, we may need to engage in equity or debt financings to secure additional funds to meet our operating and capital needs. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

As of December 31, 2007, we have 31,015,593 shares of common stock outstanding, of which 24,130,618 shares may be sold in the public market without restriction, and the balance of 6,884,975 shares may be sold subject to SEC rules and removal of such restriction.

We have outstanding warrants and options to acquire a total of 5,631,504 additional shares of common stock. Assuming all these warrants and options are exercised, there would be 36,647,097 shares of common stock issued and outstanding. We have also reserved for future issuance 1,122,350 shares of common stock as follows:

•	Up to 122,350 shares reserved for issuance under our Long-Term Stock Incentive Plan; and

•	Up to 1,000,000 shares reserved for issuance under our Employee Stock Purchase Plan.

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

We lease executive office space in Midvale, UT, a suburb of Salt Lake City, UT. The space consists of approximately 50,000 square feet. The lease provides for six months of free rent for the entire space as well as an additional three months of free rent on 11,000 square feet and then requires monthly lease payment of approximately $95,000, which is subject to 3% escalations per year starting in 2009. The lease for this office space expires in June 2013, but we have an option to renew the lease for an additional five years at the end of the lease period.

UCN also currently utilizes other leased properties obtained in its acquisition of Transtel Communications in 2005. We lease a total of approximately 25,000 square feet of office space in downtown Salt Lake City, UT, at a monthly cost of approximately $23,000, of which approximately $3,000 is being paid under a month-to-month arrangement and the remainder under a lease agreement that expires in September 2009. We also lease office space and related equipment switching space in Los Angeles, CA; Dallas, TX; and Denver, CO.

ITEM 3.	LEGAL PROCEEDINGS

UCN is the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of UCN.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Price, Stockholder Matters, and Unregistered Sales

Our common stock began trading on The NASDAQ Capital Market under the symbol “UCNN” on October 26, 2007. Prior to that date our common stock traded in the over-the-counter market. The following table presents the high and low closing sales prices per share of our common stock as reported on The NASDAQ Capital Market for the fourth calendar quarter of 2007, and the high and low bid prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board, for all earlier quarters presented. Bid prices in the over-the-counter market are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended:	High Bid	Low Bid
March 31, 2007	$3.74	$2.75
June 30, 2007	$4.55	$3.64
September 30, 2007	$4.40	$3.20
December 31, 2007	$5.14	$3.75

Calendar Quarter Ended:	Bid	Bid
March 31, 2006	$2.50	$1.72
June 30, 2006	$2.91	$2.02
September 30, 2006	$2.82	$2.25
December 31, 2006	$3.22	$2.40

As of March 21, 2008, UCN had approximately 3,007 holders of record of its common stock. Since inception, no dividends have been paid on the common stock. UCN intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	804,383		$2.83	122,350
Equity compensation plans not approved by security holders	3,687,125	(1)	$2.96	N/A

Total	4,491,508		$2.94	122,350

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the Board of Directors.

Repurchases of Common Stock

There were no repurchases of equity securities by UCN during 2007.

Unregistered options issued

In the fourth quarter of 2007, UCN issued 210,000 non-qualified unregistered stock options to three employees with exercise price ranges from $3.95 to $4.57. The options are exercisable over a term of five years and vest in three equal annual installments. The options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

In the fourth quarter of 2007, UCN issued 149,000 non-qualified unregistered stock options to members of the board of directors with exercise price of $4.57. The options are exercisable over a term of five years and vest in twelve equal monthly installments. The options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per share data)

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2007. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of UCN. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report. Information regarding previous years, as available, can be obtained through our web site at www.ucn.net or by writing to UCN, Inc., 7730 So Union Park Avenue, Suite 500, Midvale, UT 84047. In addition, copies of these annual report filings may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

Consolidated Statement of Operations Data (in thousands-except per share data):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Revenue	$79,482	$82,800	$81,587	$65,159	$63,313
Net income (loss)	$(7,537)	$(7,775)	$(8,147)	$(2,113)	$1,175
Net income (loss) applicable to common stockholders(1)	$(7,537)	$(7,775)	$(8,185)	$(2,785)	$301

Net income (loss) per share:
Basic	$(0.26)	$(0.32)	$(0.40)	$(0.22)	$0.05
Diluted	$(0.26)	$(0.32)	$(0.40)	$(0.22)	$0.04

Consolidated Balance Sheet Data (in thousands):
	Year Ended December 31,
	2007	2006	2005	2004	2003
Total assets	$31,368	$25,959	$35,643	$23,405	$23,971
Long-term obligations	$918	$6,569	$5,758	$272	$646

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis gives effect to the restatement discussed in Note 17 to the accompanying consolidated financial statements.

Overview

We derive the majority of our revenue from traditional long distance services sold to commercial and business users. Beginning in 2005, we began developing and marketing our “inContact™” applications suite of on-demand, hosted, contact handling software in order to become a Software as a Service (SaaS) provider. inContact services are delivered to our users through our proprietary national Voice over Internet Protocol network (VoIP network). We provide long distance service to our users that are related to the inContact applications they use and as a traditional communication service through our VoIP network and through third party long distance providers.

The inContact application suite includes an integrated package of advanced contact handling, reporting and administration applications along with inControl, a unique, rapid application development tool. We are able to provide our users with a platform-based workforce management solution for call centers, which operates through UCN’s inContact suite of services. Through our Echo™ product, we provide our users the ability to monitor their agent effectiveness by surveying their customers’ experience with that agent.

We also offer a set of traditional connectivity products. The dedicated voice T1 product, the Intelligent-T™, and our switched 1+ service enable our users’ sites to connect to our own national VoIP Network and to gain access to our inContact services. Our users publish toll free numbers to their customer base enabling inbound and outbound calls to be handled through the inContact applications embedded in our VoIP Network. We generate internal growth by pursuing multiple marketing avenues, including using independent agents, value-added resellers and selling through our direct and inside sales forces.

Results of Operations

Revenues

Total revenues decreased nearly four percent to $79.5 million for the year ended December 31, 2007 compared to record revenues of $82.8 million for the previous year. The bulk of the decrease is driven by attrition in the Telecom segment that was not replaced by inContact segment revenue. We expect continued revenue increases in our inContact segment which will be somewhat offset by continued attrition in our Telecom segment.

Early in 2007, we completed two strategic acquisitions, which augmented our suite of SaaS inContact services. Through these acquisitions, UCN now offers companies the ability to monitor both customer satisfaction and agent effectiveness through its Echo™ product as well as efficiently staff their call center using our work force management solution. We believe these acquisitions provide significant growth potential. The two 2007 acquisitions added a total of $3.8 million of additional revenue primarily from users using our Echo products.

Total revenues increased one percent to a record $82.8 million for the year ended December 31, 2006 as compared to $81.6 million for the same period in 2005. This increase was primarily driven by revenue increases in our inContact segment, which were offset by UCN’s decision to discontinue telecommunication services to a few large-volume, low-margin users during the second quarter of 2006.

We continued focusing marketing efforts on providing on-demand contact center software and business telecommunications services delivered over our national VoIP network. We believe the opportunity to increase revenues through the sale of enhanced telecommunications services to business users is much greater than through the sale of traditional long distance services to residential users. We have developed a menu of enhanced communication services that we are marketing to our existing and potential users through our multiple sales channels. As a result of these changes, we are experiencing a transition in sales mix, which will continue with the addition of new products and features.

Costs of revenue

Cost of revenue decreased over $9.2 million or seventeen percent to $44.2 million for the year ended December 31, 2007 compared to the $53.5 million during the prior year end. The decrease in our costs of revenue is primarily driven by a significant decline of $14.2 million in our Telecom segment revenue during 2007 that is much lower margin revenue than our technology products and services revenue. In addition to the declines in our long distance revenue, we have been successful in negotiating better terms with our long distance carriers and have moved long distance traffic from our legacy long distance network to our least cost routing technology. Our least cost routing technology routs calls in a manner that chooses most economical path to terminate a call transaction.

Costs of revenue (excluding depreciation and amortization) decreased over one percent to $53.5 million for the year ended December 31, 2006 from $54.2 million for the same period 2005. The decrease is a result of our continued focus on improving our network efficiency throughout the year as well as using lower cost carriers through our least cost routing system. In addition, we were able to shut down significant unneeded portions of the acquired Transtel network which provided significant savings. We are also experiencing a change in our overall product mix from the lower margin Telecom Segment to our higher margin inContact Segment. We also saw a significant improvement in our costs of revenue as a percentage of revenue, which improved nearly two percentage points during 2006 to 64.6 percent.

We continue to focus most of our marketing efforts on promoting our inContact technology services which carry significantly higher margins than the traditional long distance services. As a result, we expect continued improvements in margins from the sales of these technology services as we add inContact users that produce higher overall margins. We continue to support our telecom reseller channel that markets our telecom products to business users and encourage those resellers to refer inContact opportunities to us.

Selling and promotion

Selling and promotion expenses increased $2.1 million or fifteen percent to $16.1 million for the year ended December 31, 2007 from $14.0 million during the same period in 2006 due primarily to our increased efforts to market the inContact suite of services as well as an overall increase in advertising, marketing and lead generation activities. During the first quarter of 2007, we granted a significant number of stock options to our executive management team and other senior members of management that significantly increased our stock-based compensation expense for the year. Our stock-based compensation expense, which is included in “Selling and Promotion,” increased $265,000 to $487,000 for the year ended December 31, 2007 compared to $222,000 for the same period in 2006.

Selling and promotion expenses increased seven percent to $14.0 million for the year ended December 31, 2006, from $13.1 million during the same period in 2005 primarily due to our increased efforts to market the inContact suite of services as well as an overall increase in advertising and marketing activities and lead generation activities. In addition to these increases, we adopted Statement of Financial Accounting Standard (SFAS 123R) on January 1, 2006, which required us to record stock-based compensation expense in the Consolidated Statements of Operations. During 2006, we recorded $222,000 of stock-based compensation expense.

General and administrative

General and administrative expense for the year ended December 31, 2007 increased $4.2 million or thirty-two percent to $17.3 million compared to $13.1 million in the same period in 2006. During 2007, we increased the number of user support and new user implementation personnel which significantly drove up our general and administrative costs. During the first quarter of 2007, we granted a significant number of stock options to our executive management team and other senior members of management that significantly increased our stock-based compensation expense for the year. Our stock-based compensation expense, which is included in “General and Administrative,” increased $498,000 to $782,000 for the year ended December 31, 2007 compared to $284,000 for the same period in 2006. Additionally, we paid approximately an additional $267,000 in conjunction with our initial implementation of the requirements of Sarbanes-Oxley to outside consultants and our external auditors.

General and administrative expense for the year ended December 31, 2006 decreased slightly to $13.1 million compared to $13.2 million in the same period in 2005 primarily due to an overall reduction in bad debt expense and salaries and benefits. This reduction was offset by $284,000 of stock-based compensation that we recorded during 2006 due to adopting SFAS 123R.

Research and Development

Research and development expenses for the inContact segment for the year December 31, 2007 increased to $2.5 million compared to $1.2 million during the same period in 2006. This increase is due to our continued to development of the services in this segment to bring to market.

Interest expense

Interest expense during 2007 decreased substantially to just $761,000 from $1.1 million compared to the same period in 2006 primarily due to: 1) the April 2007 conversion of the ComVest Convertible Term Note that saved the Company over $200,000 in interest expense for the remaining period in 2007, and 2) the September 2007 equity raise completed in conjunction with our $8.5 million shelf registration in which we paid down the entire outstanding balance of our revolving credit facility that saved the Company a significant amount of monthly interest.

Interest expense during 2006 and 2005 remained flat at $1.1 million. During 2007, we modified our outstanding term loan and credit facility with ComVest Capital, which allows us to have much more control over borrowing and paying back funds needed in day-to-day operations. Our convertible term note and revolving credit note both incur interest at a flat nine percent per year. With the 2007 amendment, the ComVest convertible note does not require principal payments until November 2007.

Segment Reporting

We manage our business based on two user segments: Telecom and inContact. The Telecom segment includes all voice and data long distance services provided to users not utilizing at least $100 per month of inContact services. The inContact segment includes revenues from users purchasing at least $100 per month of inContact services as well as their long distance voice and data services.

An inContact segment purchase includes any of the inContact solution product features (referred to as SaaS) such as:

•	Skills-based routing,

•	Automated call distribution,

•	Self-service menus,

•	Speech recognition based automated interactive voice response,

•	Database integration with the contact handling technology,

•	Multimedia contact management (voice, fax, email, chat),

•	Management reporting features,

•	Performance optimization benchmarking,

•	Custom call routing and call flow design, and

•	New hire screening and on-line training tools.

In February 2007, we closed two acquisitions which have been added to the inContact segment. The BenchmarkPortal, Inc. acquisition allows us to provide users a hosted process for measuring the effectiveness of agent interactions with customers. The ScheduleQ, LLC acquisition allows us to provide our users a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations.

Restatement of previously reported segment results

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

The independent investigators engaged by the Audit Committee have completed the investigation and management has completed its review of segment allocations and results. UCN has determined that the revenue and results of operations for a total of six user accounts previously included in the segment disclosure of UCN’s inContact segment in prior periods should have been included in UCN’s Telecom segment because, in substance, the revenue was substantially either long distance or still in a trial period for inContact. Accordingly, UCN has restated its previously issued financial statements.

The effects of the restatements of the consolidated financial statements are limited to the footnote disclosure of segment results and do not affect the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows of UCN as of and for the year ended December 31, 2006. The restatement includes the reallocation of the long distance charges, along with insignificant amounts of the inContact software and related service revenue, from the six identified accounts from the inContact segment to the Telecom segment.

The effect of the restatement on the segment results of operations previously reported for the year ended December 31, 2006, is summarized in Note 17 to the consolidated financial statements presented in this report.

The investigations described above have resulted in substantial costs to UCN. As a result of the matters management discovered through these investigations, UCN is exposed to the possibility of future governmental investigations or proceedings or litigation instigated by private litigants, any of which could cause UCN to incur substantial additional costs in the future to resolve or defend any such investigations or proceedings. The costs already incurred related to the accounting and financial reporting matters that were the subject of our investigations are an unexpected cost in the first quarter of 2008 that will adversely affect our results of operations in the first quarter. Any additional costs we may incur in the future with respect to these matters will adversely affect our results of operations in the periods incurred.

Segment results

inContact User Segment—2007 compared to 2006

As a result of our continued focus on marketing and improving inContact products and service, the inContact segment generated record revenue of $24.2 million in 2007 compared to $13.3 million during 2006. The inContact segment revenue increased by total of $10.9 million during 2007 resulting from $7.1 million of additional revenue derived from internal sales efforts and $3.8 million of additional revenue from our Echo and Schedule Q acquisitions that were closed in the first quarter of 2007. Revenue for the Echo product has remained relatively constant at just over $1.0 million per quarter since the first full quarter of 2007. We have grown our Schedule Q work force management revenue to $62,000 during the fourth quarter of 2007 from just $11,000 in the first quarter of 2007.

For the year ended December 31, 2007, inContact segment revenue of $24.2 million includes $10.7 million of related long distance voice and data service revenue and $13.5 million of SaaS service revenue. The SaaS service revenue of $13.5 million includes $887,000 of non-recurring services such as setup and call flow scripting. For the year ended December 31, 2006, inContact segment revenue of $13.3 million includes $9.3 million of related long distance voice and data service revenue and $4.0 million of SaaS service revenue. The SaaS service revenue of $4.0 million includes $608,000 of non-recurring services such as setup and call flow scripting. We will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Costs of revenue (excluding depreciation and amortization) as a percentage of revenue decreased to 30.7 percent during 2007 compared to 47.6 percent during 2006. We have seen continued improvement in our margins primarily due to closing large contracts with new users with higher inContact margins. We anticipate that margins will continue to improve as we add users with more inContact technology services as well as from the addition of the Echo users. We continue to focus a significant amount of resources related to bringing inContact to market and supporting the new customers. As a result, general and administrative expenses increased to $7.3 million in 2007 compared to $3.5 million in 2006 and selling and promotion expenses in the segment increased to $9.8 million during 2007 compared $5.8 million during 2006. The significant increases in general and administrative expenses are a result of our efforts to increase customer to support within the growing inContact customer base. We also continue to develop the services provided in the segment by investments in research and development. During 2007, we spent $2.5 million on research and development costs in this segment compared to $1.2 million during 2006.

inContact User Segment—2006 compared to 2005 (as restated)

As a result of our continued focus on marketing and improving inContact products and service, the inContact segment generated $13.3 million in revenue during 2006 compared to $5.2 million during 2005. For the year ended December 31, 2006, inContact segment revenue of $13.3 million includes $9.3 million of related long distance voice and data service revenue and $4.0 million of SaaS service revenue. The SaaS service revenue of $4.0 million includes $608,000 of non-recurring services such as setup and call flow scripting. We will continue to evaluate the components of the inContact segment as future strategic initiatives are implemented.

Cost of revenue (excluding depreciation and amortization) as a percentage of revenue decreased to 47.6 percent during 2006 compared to 51.1 percent during 2005. We have seen continued improvement in our margins primarily due to closing large contracts with new users with higher inContact margins. We anticipate that margins will continue to improve as we add users with more inContact technology services as well as from the addition of the Echo users. We continue to focus a significant amount of resources related to bringing inContact to market. As a result, selling and promotion expenses in the segment increased to $5.8 million during 2006 compared $828,000 during 2005. Our general and administrative costs increased $2.7 million from $0.8 million in 2005 to $3.5 million in 2006, as we have devoted more resources to the growing inContact customer base. We also continue to develop the services provided in the segment by investments in research and development. During 2006, we spent $1.2 million in research and development costs in this segment.

Telecom User Segment—2007 compared to 2006 (as restated)

The Telecom Segment revenue decreased just over 20 percent to $55.3 million during 2007 compared to $69.5 million during 2006. The decrease is primarily due to accelerated legacy long distance user attrition as well as our decision to improve our margins by discontinuing service to several large-volume, low-margin users during the 2006 that affected each subsequent quarter. During the year we improved our costs of revenue (excluding the depreciation and amortization) as a percentage of revenue margin by 1.3 percentage points to 66.6 percent. Even with the significant decline in segment revenue, our segment loss from operations remained relatively flat compared to the previous year by dramatically cutting our sales and promotion expenses in the segment by nearly $1.9 million to $6.3 million for 2007. The decrease in depreciation and amortization of approximately $2.1 million was due primarily to previous customer lists becoming fully depreciated. We expect that our Telecom segment revenue will continue to decline as we focus essentially all of our efforts in growing our inContact segment related revenue.

Telecom User Segment—2006 (as restated) compared to 2005

The Telecom Segment revenue decreased nine percent to $69.5 million during 2006 compared to $76.4 million during 2005. The decrease is primarily due to our decision to increase our margins by discontinuing service for several large-volume, low-margin users during the 2006. Additionally, when an existing Telecom Segment user started using our inContact services at specified levels, they were moved from the Telecom Segment to the inContact Segment, which included all of their revenue derived from legacy Telecom service. We expect that revenue from the Telecom Segment will continue to decrease due to normal attrition rates as well as movement of users from the Telecom user segment to the inContact user segment. The Telecom Segment loss from operations also improved significantly during 2006 to a loss of $880,000 from a segment loss of $6.3 million for the same period in 2005. This improvement was driven primarily from a significant reduction of selling and promotion expenses as we continue our focus on the inContact segment. Additionally, we have been able to maintain relatively flat costs of revenue (excluding the depreciation and amortization) as a percentage of revenue at 67.8 percent during 2007 compared to 67.5 percent during this continued transition period.

Liquidity and Capital Resources

Early in 2007, we closed two strategic acquisitions, which significantly augmented our suite of services. Through these acquisitions, we now offer companies the ability to monitor customer satisfaction and agent effectiveness through its Echo™ product as well as efficiently staff their call center using our work force management solution.

BenchmarkPortal, Inc. (“BMP”) Acquisition

On February 9, 2007, we closed the acquisition of BenchmarkPortal, Inc. (“BMP”). Through the acquisition we acquired a call center survey and analysis business, operated under the name of Echo. The Echo business includes: 1) a user base, of which over half are Fortune 500 companies; 2) automated survey and analysis software and related service offerings; and 3) the related sales, marketing and technical staff. As consideration for the agreement we paid the following consideration:

•	$500,000 in cash to or for the benefit of the BMP stockholders at closing;

•	$4.5 million by issuing 1,535,836 million shares of its restricted common stock to BMP stockholders;

In addition to the amounts paid at closing, UCN agreed to pay contingent purchase price payments to BenchmarkPortal stock holders in the following amounts:

•

$2.0 million of additional cash to BMP stockholders in 36 equal monthly installments of $55,556, subject to adjustment if monthly recurring revenue during the payout period from users accounts acquired in the transaction do not remain at certain levels, which are adjusted for estimated attrition; and

•

Up to an additional $7.0 million maximum contingent quarterly earn out to BMP stockholders paid on a variable percentage of recurring revenue from the sale of Echo services during the four-year period after closing in excess of $900,000 per quarter.

Prior to the closing of the acquisition, BMP distributed to its stockholders on a pro rata basis cash and property with a total value of approximately $184,000 into a shareholder representative account to satisfy all remaining liabilities of BMP stockholders. After all liabilities are satisfied under the acquisition agreement, the shareholder representative will distribute all remaining funds to stockholders. In addition, prior to closing the acquisition BMP sold certain assets not used in operating the Echo business at a total purchase price of $91,000 to BenchmarkPortal, LLC, a Delaware limited liability company formed by Dr. Jon Anton, Bruce Belfiore, and David Machin, all of whom are former officers, directors and principal stockholders of BMP. UCN and BenchmarkPortal have entered into agreements pursuant to which:

•

We are entitled to use on an exclusive basis for a term of three years BenchmarkPortal’s “RealityCheck™” service with prospects for UCN services to facilitate the sales effort in exchange for payment to BenchmarkPortal of a fee based on revenue generated by prospects who become users of UCN following the RealityCheck™ service, and

•

We are entitled to offer, for a term of three years, through our sales channel, as an independent sales agent, other services of BenchmarkPortal in exchange for a sales commission equal to a percentage of the revenue generated from the sale, which varies depending on the BenchmarkPortal service sold.

We entered into a consulting agreement with Dr. Jon Anton, BMP’s founder, and employment agreements with BMP’s former president and Chief Technical Officer.

ScheduleQ Acquisition

In October 2006, we entered into a Reseller License Agreement with ScheduleQ, LLC. Under the terms of the license agreement, we acquired a limited exclusive right and continuing non-exclusive right to market and distribute ScheduleQ software and services to end-users. ScheduleQ software and services consist primarily of a platform-based workforce management system for call centers, which can operate through our inContact service. At the same time we entered into a Purchase Option Agreement with ScheduleQ and the members of that limited liability company, which we exercised and completed in February 2007. To complete the transaction, we paid former members of ScheduleQ the following consideration:

•

$360,676 in non-interest bearing promissory notes to be paid in 48 equal monthly installments that are secured by the software code and any improvements thereto discounted to $302,000 using a discount rate of nine percent;

•	$330,000 by issuing 108,912 restricted common shares of UCN; and

•	$256,324 in notes assumed and paid subsequently to closing.

In addition to the amounts paid at closing, UCN agreed to pay contingent purchase price to ScheduleQ stock holders in the following amounts:

•	An earn out to be paid over a term of 48 months based on the number of ScheduleQ licenses sold by UCN with a minimum aggregate earn out payment of $101,000 and a maximum of $982,000.

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

On April 18, 2007 ComVest exercised it right to convert the entire $3.4 million outstanding balance of the $4.5 million convertible term note, which was converted into 1,126,664 shares of common stock. In conjunction with the note conversion, ComVest agreed to eliminate the most significant financial covenants.

The revolving credit note matures in May 2010, accrues interest at a fixed nine percent and provides for maximum availability of $7.5 million based on a calculation of 85 percent of billed and 65 percent unbilled accounts receivable at the measurement date. UCN is required to make monthly interest payments and the entire outstanding balance is due at maturity. There was $7.5 million of unused commitment at December 31, 2007 under the revolving credit note.

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

Liquidity of Auction Rate Preferred Investments

As of December 31, 2007, we held $2.0 million in auction rate preferred with investment grades of AAA. Auction rate preferred investments are similar in nature to auction rate securities in that they are long-term bonds or preferred stocks that act like short-term debt; however unlike auction rate securities, these investments require at least 200% collateral by the issuer. Interest rates for these investments reset in Dutch auctions held daily, weekly or monthly, which historically provided liquidity for these investments as determined by the purchaser. Despite the long-term contractual maturities of the auction rate preferred investments, all of these securities have been classified as available for sale and were available to fund the Company’s current operations at December 31, 2007. During January and February 2008, we converted $1.0 million of the $2.0 million balance into cash equivalents. In February and March 2008, uncertainties in the credit markets caused all auctions of our remaining short term investments to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the security is reset at a predetermined interest rate. Given that the Company has the ability and intent to hold the investments until a successful auction occurs, we do not believe that the current state of the credit markets requires us to adjust the fair value of our portfolio of auction rate preferred investments or to reclassify them as long-term marketable securities at December 31, 2007. To date, we have collected all interest payable on all of our auction rate preferred investments as it came due. If the auction rate preferred investments continue to experience unsuccessful auctions, or if the credit rating of the issuer of the auction rate preferred investments or the third party insurer of the instruments deteriorates, we may be required to reclassify the securities and/or adjust the carrying value of the auction rate preferred investments through an impairment charge. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. We will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our auction rate preferred investments.

Other Items

Our current ratio (current assets divided by current liabilities) as of December 31, 2007 increased to 1.26:1 from 1.13:1 at December 31, 2006. Additionally, our working capital improved by approximately $1.7 million to $3.3 million at December 31, 2007 compared to a $1.6 million surplus at December 31, 2006. The improvement was due to a sale of stock during 2007.

During 2007, employees and former employees exercised the option to purchase 392,340 shares of our common stock. We received total proceeds of $921,000 from these exercises.

We are potentially liable under surety bonds aggregating $156,000 in favor of two municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

During 2007, we entered into a $1.0 million lease agreement with an equipment finance company for new computer equipment and related software in conjunction with our network expansion activities.

We experienced net losses of $7.5 million, $7.8 million and $8.2 million in 2007, 2006 and 2005 respectively. The primary factors affecting operations during 2007 were: 1) continued investments in the promotion and development of inContact to bring these services to market; 2) $6.2 million of depreciation and amortization; 3) $1.4 million of non-cash stock-based compensation expense; and 4) $227,000 in non-cash expense related to two consulting agreements that were satisfied through the issuance of warrants.

Our working capital surplus increased $1.7 million to $3.3 million at December 31, 2007 from $1.6 million at December 31, 2006. The primary reason for the increase in working capital was due to a cash infusion of $7.9 million, net of certain offering expenses, from the sale of 2.4 million shares of common stock. Immediately subsequent to receiving the cash infusion, we paid down the entire $3.8 million balance of the revolving credit facility.

In addition to the cash amount listed on the consolidated balance sheets, we also have access to additional available borrowings under the revolving credit facility. The available borrowings under the revolving credit facility increased $5.0 million to $7.2 million at December 31, 2007 compared to only $2.2 million available at December 31, 2006. These actions resulted in total cash and additional cash availability under the revolving credit facility of $10.0 million at the end of 2007. We believe that in spite of the net losses, that we will continue to be able to meet all of our future short term obligations with the resources available as of December 31, 2007.

Also, in February 2007, we closed two key acquisitions that have been added to the inContact segment and have enhanced the overall inContact product suite. With these new products, we provide users the ability to monitor agent effectiveness through the Echo user survey tool and also allow the users the ability to efficiently monitor their agent needs through the workforce management tool. These new service offerings provide us with additional contact and service opportunities to potential users as well as provide up-sale opportunities to existing users. These acquisitions added an additional $3.8 million of higher-margin inContact revenue during 2007.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of December 31, 2007 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$248	$71	$177	$—	$—
Capital leases	1,478	794	684	—	—
Interest	110	65	45	—	—
Operating leases	6,661	886	3,825	1,950	—
Purchase commitments(1)	1,754	1,104	650	—	—

Total contractual obligations	$10,251	$2,920	$5,381	$1,950	$—

(1)	Our purchase commitments are with other national long distance telecommunication providers. We have one purchase commitment that provides for monthly minimums of $50,000 per month through October 2010. We exceed our monthly minimum with this carrier. We have another commitment with another carrier that requires a lump sum usage commitment through April 2009 that we feel we will meet based on our current usage patterns.

Critical Accounting Policies and Estimates

Revenue Recognition: Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) 104 when all of the following four criteria are met:

1.	Persuasive evidence of an arrangement exists;

2.	The fee is fixed or determinable;

3.	Collection is probable; and

4.	Delivery has occurred.

Revenue is determined and recognized based on the type of service that is provided for the user as follows:

•

inContact suite of services—Revenue is derived from the use of any of our inContact services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as: skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with the contact handling technology; multimedia contact management (voice, fax, email, chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and on-line training tools. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact experience and are deferred and amortized over the term of the initial agreement in accordance with Emerging Issues Task Force No. 00-21 (EIFT 00-21), Revenue Arrangements with Multiple Deliverables.

•

Traditional long distance services—Revenue is derived from traditional telecommunications services such as dedicated transport, switched long distance and data services. These services are provided over our national Intelligent Network or through third party telecommunications providers. Our Intelligent Network is the backbone of our inContact product and allows UCN to provide the all-in-one inContact solution. Revenue for the transactional long distance usage is derived based on user specific rate plans and the user’s call usage and is recognized in the period the call is initiated. Users are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, the charges are divided in the same proportion as usage charges are billed between the two periods. Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (“EITF”) No. 99-19 “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and established pricing.

Short-term Investments: As of December 31, 2007, we held $2.0 million in auction rate preferred investments with investment grades of AAA. Auction rate preferred investments are similar in nature to auction rate securities in that they are long-term bonds or preferred stocks that act like short-term debt; however unlike auction rate securities, these investments require at least 200% collateral by the issuer. Interest rates for these investments reset in Dutch auctions held daily, weekly or monthly which historically provided liquidity for these investments as determined by the purchaser. Despite the long-term contractual maturities of the auction rate securities, all of these securities have been classified as available for sale and were available to fund the Company’s current operations at December 31, 2007. All securities experienced successful auctions prior to year end and during January and February 2008, we converted $1.0 million of the $2.0 million balance into cash equivalents. In February and March 2008, uncertainties in the credit markets caused all auctions of our remaining short term investments to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the security is reset at a predetermined interest rate. Given that all of the securities experienced successful auctions prior to December 31, 2007 and the Company has the ability and intent to hold the investments until a successful auction occurs, we do not believe that the current state of the credit markets requires us to adjust the fair value of our portfolio of auction rate investment or to reclassify them as long-term marketable securities on its December 31, 2007 Consolidated Balance Sheet. To date, we have collected all interest payable on all of our auction rate investments as they are due. If the auction rate investments continue to experience unsuccessful auctions, or if the credit rating of the auction rate security issuer or the third party insurer of the issuers of the investments underlying the securities deteriorates, we may be required to reclassify the securities on our Consolidated Balance Sheet and/or adjust the carrying value of the auction rate security through an impairment charge. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is comprised of amounts billed and billable to users. The allowance for doubtful accounts is increased each month by a percentage of revenue. The percentage accrued during 2007 was 1.25%. Management reviews the current trends and aged receivables periodically and adjusts the percentage used to accrue for doubtful accounts as needed. An account is written off by management when deemed uncollectible, although collection efforts may continue.

Long-Lived Assets: We estimate the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. Depreciation and amortization expense is generally computed using the straight-line method over the estimated useful lives. Long-lived assets consist of property and equipment (computer equipment, software, furniture and equipment). We evaluate the carrying value of long-lived assets when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values.

Intangible Assets: We estimate the useful lives of intangibles, (which include acquired user lists, patents and acquired technology), in order to determine the amount of amortization expense to be recorded during any reporting period. We use an accelerated method to amortize customer lists acquired after 2004. Other intangibles are amortized using the straight-line method. We test intangible assets for impairment annually or when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection. At December 31, 2007, the net value of these intangibles, excluding Goodwill of $2.2 million, represents $6.8 million or 22% of our total assets.

Goodwill: We evaluate goodwill for impairment, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The fair values are estimated based on the estimated market capitalization at the time the calculation is made. We evaluate the carrying value of each reporting unit, (identified as our segments, Telecom and inContact), separately. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired in the amount that that the goodwill balances exceed the calculated fair value. There were no events or circumstances from the date of our assessment through December 31, 2007 that would impact this assessment.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

In accordance with FIN 48 the Company has decided to classify interest and penalties as a component of tax expense. For the year 2007, the Company has not incurred any interest or penalties.

Off -balance Sheet Arrangements: We do not have any off-balance sheet arrangements other than operating leases (Note 10).

Stock-based Compensation: We measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of stock options is determined based on the fair value calculated using the Black-Scholes values based on inputs determined based on each specific award. The estimation of stock-based awards that will ultimately vest requires judgment and therefore actual results may differ from our current estimates, such amounts, if any, will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

We utilize the accelerated graded vesting method, rather than a straight-line vesting method for recognizing compensation expense as we feel it more closely matches the expense and to the period that the service is rendered. Under this method, nearly 60% of the compensation cost would be expensed in the first year of a typical three-year vesting term.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Year-End Help for Expensing Employee Stock Options. SAB 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, Share-Based Payment, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The guidance in SAB 110 is effective as of January 1, 2008 and based on management’s assessment the estimated term is expected to increase from 3.5 years to 4.4 years for standard options. This change in estimated option term for standard plain vanilla options will result in a slight increase in the calculated fair value, which could become material depending on the number of options granted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (herein referred to as “SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The adoption of SFAS 161 is not expected to have any impact on the Company’s financial condition, results of operations or cash flows nor does it intend to adopt this standard early.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalent are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. Interest rates on outstanding lease and long-term debt obligations are fixed and therefore do not vary with market fluctuations.

Our short –term investments in preferred auction rate securities are rated AAA. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. We believe that the full par value and all associated interest will be returned from this investment.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements of UCN appear at the end of this report beginning with the Index to Financial Statements on page F-1 (See Item 15).

Supplementary Financial Information—(Unaudited)

Selected quarterly financial data for the years ended December 31, 2007 and 2006 are as follows (in thousands, except per share data):

	Quarter
2007	1st	2nd	3rd	4th
Revenues	$19,820	$19,975	$19,628	$20,059
Costs of revenue (excluding depreciation and amortization included in depreciation and amortization)	$11,537	$11,128	$10,931	$10,617
Net loss	$(1,674)	$(1,562)	$(2,019)	$(2,282)
Basic & diluted net loss per share	$(0.06)	$(0.06)	$(0.07)	$(0.07)

	Quarter
2006	1st	2nd	3rd	4th
Revenues	$22,622	$20,968	$20,204	$19,006
Costs of revenue (excluding depreciation and amortization included in depreciation and amortization)	$15,483	$13,580	$12,708	$11,684
Net loss	$(2,143)	$(2,140)	$(1,649)	$(1,843)
Basic & diluted net loss per share	$(0.09)	$(0.09)	$(0.07)	$(0.07)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Background

The Audit Committee of the Board of Directors recently received the results of an independent investigation into certain accounting and financial reporting matters. The results of the investigation as well as issues identified in additional reviews and procedures conducted by management were reported to the Board of Directors. As a result, the Board of Directors determined that our previously issued condensed consolidated financial statements filed with our quarterly reports on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2007, and our consolidated financial statements for the year ended December 31, 2006, should no longer be relied upon because of certain accounting errors in the footnotes to the financial statements. Accordingly, we are restating our previously issued financial statements for those periods. The effects of the restatements of the consolidated financial statements are limited to the footnote disclosure of operating segment results and do not affect our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows. For a discussion of the accounting errors and the adjustments made as a result of the restatement, see “Part II – Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Reporting” and Note 17 of Notes to Consolidated Financial Statements presented at the end of this report.

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

In connection with the preparation of this report, UCN’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the restatement of previously issued financial statements and the identification of certain material weaknesses in the internal controls over financial reporting described below, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of December 31, 2007.

Nevertheless, based on the completion of the Audit Committee’s investigation, management’s internal review of our processes and procedures, efforts to remediate the material weaknesses in internal control over financial reporting described below that are anticipated to be implemented and completed during 2008 and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management Plan to Remediate Material Weaknesses

In the first quarter of 2008, our management and the Audit Committee are pursuing the implementation of corrective measures to address the material weaknesses described below. These measures, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

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

UCN, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2007, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the assessment, management concluded that UCN’s internal controls over financial reporting were not effective. We further concluded that the Company had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.

Description of Material Weaknesses

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed in the fourth quarter of 2007 and beginning of 2008 related to the preparation of management’s report on internal controls over financial reporting required for UCN’s 2007 annual report on Form 10-K, management concluded that UCN had material weaknesses in its control environment and financial reporting process.

Control Environment

We did not maintain an effective tone at the top that would have facilitated an effective control environment for internal control over financial reporting. This material weakness in our control environment was as result of the following control deficiencies:

•	We failed to establish a proper tone for internal control over financial reporting while we were transitioning from a traditional long distance reseller, which is our Telecom segment, to being a

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

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UCN, Inc.

Salt Lake City, Utah

We have audited UCN, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Control Environment

UCN did not maintain an effective tone at the top that would have facilitated an effective control environment for internal control over financial reporting. This material weakness in UCN’s control environment was a result of the following control deficiencies:

•

UCN failed to establish a proper tone for internal control over financial reporting while the Company was transitioning from a traditional long distance reseller, which is its Telecom segment, to being a network applications provider that provides on-demand, hosted, contact handling software and related services, which is its inContact segment.

•

Members of senior management had the ability to override the proper functioning of UCN’s sales and provisioning process for its services, because UCN failed to recognize and segregate duties that are incompatible from the standpoint of establishing effective checks and balances between senior management.

•

UCN did not establish a tone and control consciousness in the Company that fostered effective operation of its “open door” policy for encouraging employees to communicate issues or concerns with any member of senior management or that instilled in its employees a belief that senior management respected and valued the silent whistleblower process as an important tool for receiving information about UCN and its operations.

Financial Reporting Process

UCN identified certain control deficiencies in the financial reporting process as it related to segment reporting, that gave rise to a material weakness. The control deficiencies include the following:

•

UCN did not design and maintain effective financial processes to report and verify at the end of each reporting period that for each inContact customer there was a substantive contract for purchase of inContact Services, inContact services were being used or delivered, and that an appropriate price was actually paid for those services after taking into consideration price adjustments or credits that were not reasonably related to other legitimate and customary sales practices, customer maintenance, or Telecom service.

•

UCN did not generate for senior management and persons with responsibility for accounting controls period-end financial reports on inContact service usage and total service price adjustments or credits on a comparative basis with inContact and Telecom revenue, so that senior management and persons with responsibility for accounting controls had the type of information that would enable them to reasonably be able to detect purported inContact service sales for which there was no or little service usage and/or inContact revenue that was completely or substantially offset by pricing adjustments or credits that were given to effect a spurious inContact sale.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 31, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph relating to the restatement discussed in Note 17.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 31, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics and background of the directors appearing under the captions “Election of Directors” “Section 16(a) Filing Compliance,” “The Board and its Committees,” and “Corporate Governance Guidelines and Code of Ethics” in UCN’s Proxy Statement for the 2008 annual meeting of Shareholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.	Executive Compensation

Information appearing under the captions “Board Compensation” and “Executive Compensation” in the 2008 Proxy Statement (other than the “Compensation Committee Report”) is hereby incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” is hereby incorporated by reference. Information regarding equity compensation plans is presented under Item 5 of this report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and “Executive Compensation” and information regarding director independence appearing under the caption “The Board and its Committees” in the 2008 Proxy Statement is hereby incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2008 Proxy Statement is hereby incorporated by reference.

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
2.1

Agreement and Plan of Acquisition for BenchmarkPortal, Inc. dated January 12, 2007 (1)

Including all exhibits except for:

Exhibit A—Articles of Merger;

Exhibit E—Unaudited Financial Statements of BenchmarkPortal, Inc.

The Disclosure Schedule of BenchmarkPortal, Inc.

2.2	Articles of Merger for BenchmarkPortal, Inc., dated February 9, 2007(1)

3.1	Certificate of Incorporation, as amended(2)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004(3)

3.3	By-Laws (4)

10.1	Long-Term Stock Incentive Plan(4)

10.2	2005 Employee Stock Purchase Plan(3)

10.3	Form of Stock Option Agreement used prior to June 1999(5)

10.4	Form of Stock Option Agreement used after June 1999(5)

10.5

Purchase Option Exercise and Agreement on Related Matters between UCN, Inc., MyACD, Inc.,

Michael L. Shelton, and David O. Peterson dated September 30, 2004 Excluding:

Exhibit A—Form of Shelton Term Note;

Exhibit B—Form of Peterson Term Note; and

Exhibit C—Schedule IV—Monthly Budget Payments(6)

10.6	Promissory Note Dated January 5, 2005 issued to Michael Shelton(3)

10.7	Promissory Noted dated January 5, 2005 issued to David Peterson(3)

Exhibit No.	Title of Document

10.8	License and Transfer Agreement dated October 1, 2003 between Ion Group L.C. And MyACD, Inc.(3)

10.9

Asset Purchase Agreement, May 1, 2005, between UCN, Inc. and

Telephone Electronics Corporation, a Mississippi corporation

Transtel Communications, Inc., a Delaware corporation,

Tel-America of Salt Lake City, Inc., a Utah corporation,

Extelcom, Inc., a Utah corporation,

Communication Recovery Services, Inc., a Utah corporation, and

National Network Corporation, a Colorado corporation.(7)

Excluding:

Sellers’ Schedules

Exhibit A—Term Note

Exhibit B—Security Agreement

Exhibit C—General Assignment and Bill of Sale

Exhibit D—Assumption of Liabilities

Exhibit E—Management Agreement

Annex I—Allocation of Purchase Price

10.10	Term Note for $2,150,000 dated May 1, 2005(7)

10.11	Security Agreement dated May 1, 2005(7)

10.12	General Assignment and Bill of Sale dated May 1, 2005, excluding the Schedules thereto(7)

10.13	Assumption of Liabilities dated May 1, 2005, excluding the Schedules thereto(7)

10.14	Management Agreement dated May 1, 2005(7)

10.15	Form of Securities Purchase Agreement dated November 14, 2005(8)

10.16	Form of Registration Rights Agreement dated November 14, 2005(8)

10.17	Form of Warrant dated November 14, 2005(8)

10.18	Form of Securities Purchase Agreement dated December 22, 2005(9)

10.19	Form of Registration Rights Agreement dated December 22, 2005(9)

10.20	Form of Warrant dated December 22, 2005(9)

10.21	Revolving Credit and Term Loan Agreement between UCN and ComVest dated May 5, 2006(10)

10.22	Form of Revolving Credit Note – UCN/ ComVest(10)

10.23	Form of Convertible Term Loan – UCN/ ComVest(10)

10.24	Form of Collateral Agreement – UCN/ ComVest(10)

10.25	Form of Guaranty Agreement – UCN/ ComVest(10)

10.26	Form of Warrant – UCN/ ComVest(10)

10.27	Form of Registration Rights Agreement – UCN/ ComVest(10)

10.28	Form of Securities Purchase Agreement for May 2006 Offering(11)

10.29	Form of Registration Rights Agreement for May 2006 Offering(11)

Exhibit No.	Title of Document
10.30

Purchase Option Agreement between UCN, ScheduleQ and ScheduleQMembers dated October 19, 2006 (12)

Excluding:

Exhibit A—Earnout Terms

Exhibit B—Form of Promissory Note

Exhibit C—Form of Employment Agreement with Andrew Judkins

Exhibit D—Form of Service Agreement with Joey Skinner

Exhibit E—Terms of David Southern Service Agreement

10.31	Amendment No. 1 dated January 26, 2007, to the Revolving Credit and Term Loan Agreement with ComVest Capital dated as of May 5, 2006, and the related Term Note(13)

10.32	Form of Warrant covering 55,000 shares issued to ComVest Capital on February 9, 2007(13)

10.33	Form of Stock Option Agreement for awards granted under the Annual Executive Stock Option Plan(14)

10.34	Form of Placement Agency Agreement dated September 11, 2007(15)

10.35	Form of Subscription Agreement dated September 11, 2007(15)

10.36	Lease Agreement for Office Space at 7730 So Union Park Avenue, Midvale, UT 84047

14.1	Code of Ethics(16)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on February 13, 2007, and are incorporated herein by this reference.
(2)	This document was filed as an exhibits to the annual report on Form 10-KSB for 2003 filed by UCN with the Securities and Exchange Commission on March 30, 2004, and is incorporated herein by this reference.
(3)	These documents were filed as exhibits to the annual report on Form 10-K for 2004 filed by UCN with the Securities and Exchange Commission on March 30, 2005, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by UCN with the Securities and Exchange Commission on August 3, 1999, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the Registration Statement on Form SB-2, File No. 108655, initially filed by UCN with the Securities and Exchange Commission on September 9, 2003, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to UCN’s current report on Form 8-K dated September 29, 2004 filed with the Securities and Exchange Commission on October 4, 2004, and is incorporated herein by this reference.
(7)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on July 7, 2005, and are incorporated herein by this reference.

(8)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on November 15, 2005, and are incorporated herein by this reference.
(9)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on December 23, 2005, and are incorporated herein by this reference.
(10)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on May 5, 2006, and are incorporated herein by this reference. Each of the form documents were signed and exchanged by UCN and ComVest Capital on May 23, 2006.
(11)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on May 24, 2006, and are incorporated herein by this reference. UCN entered into the Securities Purchase Agreement and Registration Rights Agreement pertaining to the purchase of 1,086,957 shares with CCM Master Qualified Fund, Ltd. on May 19, 2006, and with Crestview Capital Master, LLC pertaining to the purchase of 869,570 shares on May 22, 2006.
(12)	This document was filed as an exhibit to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on October 24, 2006, and is incorporated herein by this reference.
(13)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on January 31, 2007, and are incorporated herein by this reference.
(14)	This document was filed as an exhibit to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on March 13, 2007, and is incorporated herein by this reference.
(15)	These documents were filed as exhibits to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on September 11, 2007, and are incorporated herein by this reference.
(16)	This document was filed as an exhibit to the current report on Form 8-K filed by UCN with the Securities and Exchange Commission on June 12, 2007, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date: March 31, 2008	By:	/s/ PAUL JARMAN
Paul Jarman Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2008	By:	/s/ BRIAN S. MORONEY
Brian S. Moroney Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	By:	/s/ PAUL JARMAN
Paul Jarman Principal Executive Officer

Date: March 31, 2008	By:	/s/ BRIAN S. MORONEY
Brian S. Moroney Principal Financial and Accounting Officer

Date: March 31, 2008		/s/ THEODORE STERN, DIRECTOR
Theodore Stern, Director

Date: March 31, 2008		/s/ STEVE M. BARNETT, DIRECTOR
Steve M. Barnett, Director

Date: March 31, 2008		/s/ PAUL JARMAN, DIRECTOR
Paul Jarman, Director

Date: March 31, 2008		/s/ BLAKE O. FISHER, DIRECTOR
Blake O. Fisher, Director

Date: March 31, 2008		/s/ PAUL F. KOEPPE, DIRECTOR Paul F. Koeppe, Director

UCN, INC. AND SUBSIDIARIES

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UCN, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of UCN, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UCN, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 17, the segment disclosures for the year ended December 31, 2006, have been restated.

As discussed in Notes 1 and 13 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/    DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 31, 2008

UCN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,760	$4,559
Short-term investments	2,000	—
Restricted cash	—	10
Accounts and other receivables, net of allowance for uncollectible accounts of $1,779 and $1,746 respectively	9,988	8,996
Other current assets	941	594

Total current assets	15,689	14,159
Property and equipment, net	6,375	4,810
Intangible assets, net	6,813	6,373
Goodwill	2,155	—
Other assets	336	617

Total assets	$31,368	$25,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$781	$720
Trade accounts payable	7,713	8,350
Accrued liabilities	2,120	2,024
Accrued commissions	1,470	1,448
Deferred revenue	338	—

Total current liabilities	12,422	12,542
Long-term debt and revolving credit note	746	6,523
Other long-term liabilities	172	46

Total liabilities	13,340	19,111

Commitments and contingencies (Notes 10, 11, 12, 13, 14, 15 and 16) Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized;
31,015,593 and 25,385,031 shares issued and outstanding as of December 31, 2007 and 2006, respectively	3	3
Additional paid-in capital	68,738	50,071
Warrants and options outstanding	1,318	1,268
Accumulated deficit	(52,031)	(44,494)

Total stockholders’ equity	18,028	6,848

Total liabilities and stockholders’ equity	$31,368	$25,959

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year ended December 31,
	2007	2006	2005
Revenue	$79,482	$82,800	$81,587
Operating expenses:
Costs of revenue (excluding depreciation and amortization shown separately below)	44,213	53,455	54,203
Selling and promotion	16,113	14,048	13,141
General and administrative	17,261	13,064	13,243
Depreciation and amortization	6,213	7,457	7,197
Research and development	2,508	1,247	1,302

Total operating expenses	86,308	89,271	89,086

Loss from operations	(6,826)	(6,471)	(7,499)
Other income (expense):
Interest income	55	130	108
Interest expense	(761)	(1,056)	(1,058)
Loss on early extinguishment of debt	—	(364)	—

Total other expense	(706)	(1,290)	(950)

Net loss before income taxes	(7,532)	(7,761)	(8,449)
Income tax benefit (expense)	(5)	(14)	302

Net loss	(7,537)	(7,775)	(8,147)
Preferred dividends	—	—	(38)

Net loss applicable to common stockholders	$(7,537)	$(7,775)	$(8,185)

Net loss per common share:
Basic and diluted	$(0.26)	$(0.32)	$(0.40)
Weighted average common shares outstanding:
Basic and diluted	28,603	24,390	20,669

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Warrants and Options Outstanding	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	2,152	$—	16,290	$2	$38,585	$610	$(28,534)	$10,663
Issuance of common stock to acquire MyACD, Inc	—	—	563	—	1,284	—	—	1,284
Conversion of preferred shares to common	(2,152)	—	3,744	—	—	—	—	—
Cash warrant exercise to purchase common stock	—	—	4	—	12	(4)	—	8
Employee option exercises to purchase common stock	—	—	65	—	148	—	—	148
Cancellation of warrants	—	—	—	—	335	(335)	—	—
Preferred stock dividends	—	—	—	—	—	—	(38)	(38)
Issuance of common shares as payment of preferred stock dividends	—	—	117	—	348	—	—	348
Private offering, net of issuance costs	—	—	2,332	—	3,858	464	—	4,322
Net loss	—	—	—	—	—	—	(8,147)	(8,147)

Balance at January 1, 2006	—	$—	23,115	$2	$44,570	$735	$(36,719)	$8,588
Employee option exercises to purchase common stock	—	—	314	—	749	—	—	749
Stock-based compensation	—	—	—	—	558	—	—	558
Private offering, net of issuance costs	—	—	1,956	1	4,185	—	—	4,186
Warrant issued with debt financing	—	—	—	—	—	542	—	542
Expiration of warrants	—	—	—	—	9	(9)	—	—
Net loss	—	—	—	—	—	—	(7,775)	(7,775)

Balance at January 1, 2007	—	$—	25,385	$3	$50,071	$1,268	$(44,494)	$6,848
Employee option exercises to purchase common stock	—	—	392	—	921	—	—	921
Stock-based compensation	—	—	—	—	1,408	—	—	1,408
Issuance of common stock, net of issuance costs	—	—	2,430	—	7,867	—	—	7,867
Warrant issued with consulting agreement	—	—	—	—	—	68	—	68
Warrant issued to lender related to the BenchmarkPortal, Inc. acquisition	—	—	—	—	—	84	—	84
Warrant issued with investor relations agreement	—	—	—	—	—	159	—	159
Shares issued due to cashless warrant exercise	—	—	37	—	189	(189)	—	—
Issuance of common stock in conjunction with BenchmarkPortal, Inc. acquisition	—	—	1,536	—	4,500	—	—	4,500
Issuance of common stock in conjunction with ScheduleQ, LLC acquisition	—	—	109	—	330	—	—	330
Conversion of convertible term note	—	—	1,127	—	3,380	—	—	3,380
Expiration of warrants	—	—	—	—	72	(72)	—	—
Net loss	—	—	—	—	—	—	(7,537)	(7,537)

Balance at December 31, 2007	—	$—	31,016	$3	$68,738	$1,318	$(52,031)	$18,028

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(7,537)	$(7,775)	$(8,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,213	7,457	7,197
Amortization of note financing costs	166	130	114
Stock-based compensation	1,408	558	—
Warrants issued for services	227	—	—
Loss on early extinguishment of debt	—	364	—
Loss on disposal of fixed assets	42	19	107
Change in income tax valuation allowance	—	—	(302)
Changes in operating assets and liabilities (net of effects of acquisitions)
Accounts and other receivables, net	(405)	2,172	(13)
Other current assets	(311)	(136)	(80)
Other assets	150	30	(99)
Trade accounts payable	(977)	(2,853)	1,880
Accrued liabilities	96	(44)	(1,431)
Accrued commissions	21	(183)	303
Other long-term liabilities	126	(201)	247
Deferred revenue	(25)	—	—

Net cash used in operating activities	(806)	(462)	(224)

Cash flows from investing activities:
Decrease in restricted cash	10	641	241
Acquisition costs associated with ScheduleQ, LLC.	(35)	—	—
Acquisition of BenchmarkPortal, Inc.	(500)	—	—
Acquisition costs associated with BenchmarkPortal, Inc.	(224)
Contingent purchase price payments	(533)	—	—
Purchase of short term-investments	(2,000)
Purchases of property and equipment	(2,406)	(1,594)	(1,286)
Acquisition of MyACD, Inc. stock	—	—	(427)

Net cash used in investing activities	(5,688)	(953)	(1,472)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	7,867	—	—
Proceeds from exercise of options and warrants	921	749	156
Long-term debt payments related to acquisition of ScheduleQ, LLC	(256)	—	—
Principal payments on long-term debt and capital leases	(504)	(8,299)	(1,732)
Net proceeds (payments) under line of credit and revolving credit facility	(3,333)	(70)	411
Proceeds from long-term borrowings	—	4,314	—
Private placement of common stock, net of offering costs	—	4,186	4,322
Payments on extinguishment of debt	—	(377)	—

Net cash provided by financing activities	4,695	503	3,157

Net increase (decrease) in cash and cash equivalents	(1,799)	(912)	1,461
Cash and cash equivalents at the beginning of the year	4,559	5,471	4,010

Cash and cash equivalents at the end of the year	$2,760	$4,559	$5,471

			(continued )

See accompanying notes to the consolidated financial statements

UCN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Supplemental cash flow information:
Cash paid for interest	$518	$927	$1,231
Cash paid for taxes	$11	$12	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock related to acquisition of BenchmarkPortal, Inc.	$4,500	$—	$—
Issuance of long-term debt related to the acquisition of BenchmarkPortal	100	—	—
Conversion of convertible term note at $3.00 per share for 1,126,664 share of common stock	3,380	—	—
Property and equipment financed with capital lease obligations	1,024	196	2,797
Issuance of common stock related to ScheduleQ, LLC acquisition	330	—	—
Issuance of long-term debt related to the acquisition of ScheduleQ, LLC	302	—	—
Assumption of long-term debt issued to the acquisition of ScheduleQ, LLC	256	—	—
Cashless warrant exercise	189	—	—
Expiration of warrants	72	9	335
Contingent purchase price payments to BenchmarkPortal stockholders included in accounts payable	56	—	—
Fee charged by lender for approval of BenchmarkPortal acquisition applied to revolving credit facility	40	—	—
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	35	—	—
Property and equipment included in accounts payable	134	99	—
Issuance of warrants for acquisition approval	84	—	—
Issuance of warrants for consulting agreement	68	—	—
Issuance of warrants for investor relations agreement	159	—	—
Issuance of warrants with debt agreement	—	542	—
Issuance of long-term debt related to acquisition of MyACD, Inc.	—	—	4,272
Issuance of long-term debt related to acquisition of Transtel net assets	—	—	2,122
Issuance of common stock related to acquisition of MyACD, Inc.	—	—	1,284
Issuance of warrants with private placement of common stock	—	—	464
Issuance of common shares in payment of preferred stock dividend	—	—	348
Fees incurred to replace existing line of credit which were financed	—	—	121
Accrued Dividend on preferred stock paid through issuance of Common Stock	—	—	38

(concluded)

See accompanying notes to the consolidated financial statements

UCN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2007, 2006 AND 2005

NOTE 1—DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

UCN, Inc., (“UCN” or the “Company”) was incorporated on August 23, 1994 in the state of Utah and was reincorporated in the state of Delaware on April 9, 1999. During 2003, the Company established a wholly-owned subsidiary in Virginia for the purpose of conducting business in that state. Another wholly-owned subsidiary, MyACD, Inc. (MyACD), was acquired on January 5, 2005. MyACD develops and distributes telephony software solutions for call center traffic management and related functions that UCN can now offer to its users over its VoIP Network. During 2007, UCN acquired ScheduleQ, LLC, a Utah limited liability company that was subsequently merged into UCN. UCN also formed Every Customer Has Opinions, Inc., a Utah corporation as a wholly owned subsidiary during 2007 to acquire BenchmarkPortal, Inc. which was subsequently merged into UCN during 2007.

UCN operates a dedicated VoIP Network, and advanced all-in-one user contact handling/management software application that enables it to offer a wide range of enhanced hosted contact handling and performance management software services. Additionally, UCN’s services provide a variety of connectivity options for carrying inbound calls to its inContact™ suite of services or linking agents to inContact. With the two 2007 acquisitions mentioned above, UCN provides users the ability to monitor agent effectiveness through its user survey tools and the ability to efficiently monitor their agent needs. UCN is also an aggregator and provider of telecommunications services. The Company contracts with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offers all of these services to its users. These services and products allows the user to buy only the telecommunications services they need, combine those services in a customized enhanced call center package, receive one bill for those services, and make one call if a service problem or billing issue arises.

Basis of Presentation

UCN experienced net losses of $7.5 million, $7.8 million and $8.2 million in 2007, 2006 and 2005, respectively, and has an accumulated deficit of $52.0 million as of December 31, 2007.

UCN’s working capital surplus increased $1.7 million to $3.3 million at December 31, 2007 from $1.6 million at December 31, 2006. The primary reason for the increase in working capital was due to a cash infusion of $7.9 million, net of certain offering expenses, from the sale of 2.4 million shares of common stock. Immediately subsequent to receiving the cash infusion, the Company paid down the entire $3.8 million balance of its revolving credit facility as of September 14, 2007.

In addition to the cash amount listed on the consolidated balance sheets, the Company also has access to additional available borrowings under the revolving credit facility. The available borrowings under the revolving credit facility increased $5.0 million to $7.2 million at December 31, 2007 compared to only $2.2 million available at December 31, 2006. These actions resulted in total cash and additional cash availability under the revolving credit facility of $10.0 million at the end of 2007. Management believes that in spite of the net losses, that the Company will continue to be able to meet all of its future short term obligations with its resources available as of December 31, 2007.

Also, in February 2007, UCN closed two key acquisitions that have been added to the inContact segment and have enhanced the overall inContact product suite. With these new products, UCN provides users the ability to monitor agent effectiveness through the Echo user survey tool and also allows the users the ability to efficiently monitor their agent needs through the workforce management tool. These new service offerings provide UCN with additional contact and service opportunities to potential users as well as provide up-sale opportunities to existing users. These acquisitions added an additional $3.8 million of higher-margin inContact revenue during 2007.

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

Revenue Recognition: Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) 104 when all of the following four criteria are met:

1.	Persuasive evidence of an arrangement exists;

2.	The fee is fixed or determinable;

3.	Collection is probable; and

4.	Delivery has occurred.

Revenue is determined and recognized based on the type of service that is provided for the user as follows:

•

inContact suite of services—Revenue is derived from the use of any of UCN’s inContact services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as: skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with the contact handling technology; multimedia contact management (voice, fax, email, chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and on-line training tools. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact experience and is deferred and amortized over the term of the initial agreement in accordance with Emerging Issues Task Force Issue (EITF) No. 00-21 Revenue Arrangements with Multiple Deliverables.

•

Traditional long distance services—Revenue is derived from traditional telecommunications services such as dedicated transport, switched long distance and data services. These services are provided over UCN’s national Intelligent Network or through third party telecommunications providers. UCN’s Intelligent Network is the backbone of its inContact product and allows UCN to provide the all-in-one inContact solution. Revenue for the transactional long distance usage is derived based on user specific rate plans and the user’s call usage and is recognized in the period the call is initiated. Users are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, the charges are divided in the same proportion as usage charges are billed between the two periods.

Cash and cash equivalents: All highly liquid assets with an original maturity at date of purchase of three months or less are considered to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Short-term investments: Short-term investments include auction rate preferred with investment grades of AAA as of December 31, 2007. Auction rate preferred investments are similar in nature to auction rate securities in that they are long-term bonds or preferred stocks that act like short-term debt; however unlike auction rate securities, these investments require at least 200% collateral by the issuer. Interest rates for these investments reset in Dutch auctions held daily, weekly or monthly which historically provided liquidity for these investments as determined by the purchaser. Despite the long-term contractual maturities of the auction rate securities, all of these securities have been classified as available for sale and were available to fund the Company’s current operations at December 31, 2007. Securities are carried at par which approximates fair value. All securities experienced successful auctions during 2007 and during January of 2008. On January 25, 2008 the Company converted $1.0 million of the $2.0 million balance into cash equivalents. In February and March of 2008, uncertainties in the credit markets caused all auctions of the remaining short term investments to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the security is reset at a predetermined interest rate. Given that all of the securities experienced successful auctions prior to December 31, 2007 and the Company has the ability and intent to hold the investments until a successful auction occurs, management does not believe that the current state of the credit markets requires UCN to adjust the fair value of its portfolio of auction rate investment or to reclassify them as long-term marketable securities on its December 31, 2007 Consolidated Balance Sheet. The Company has collected all interest payable on all of the auction rate investments as they are due. If the auction rate investments continue to experience unsuccessful auctions, or if the credit rating of the auction rate security issuer or the third party insurer of the issuers of the investments underlying the securities deteriorates, management may be required to reclassify the securities on the Consolidate Balance Sheets and/or adjust the carrying value of the auction rate security through an impairment charge. While the recent auction failures will limit the Company’s ability to liquidate these investments for some period of time, management does not believe the auction failures will materially impact the Company’s ability to fund working capital needs, capital expenditures, or other business requirements. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of its portfolio of auction rate securities.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is comprised of amounts billed and billable to users, net of an allowance for uncollectible amounts. The accounts receivable balances outstanding were comprised of the following (in thousands):

	December 31,
	2007	2006
Billed	$5,554	$5,112
Unbilled	6,092	4,947
Notes receivable	—	478
Telecommunication regulatory tax refunds	114	198
Other receivables	7	7

	11,767	10,742
Less: allowance for uncollectible accounts	(1,779)	(1,746)

	$9,988	$8,996

Finance charges are assessed to accounts once the amount owed is past due based on their specific terms. The allowance for doubtful accounts is estimated by management and is based on specific information about user accounts, past loss experience, and general economic conditions. An account is written off by management when deemed uncollectible, although collections efforts may continue.

Property and Equipment: Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment	3 to 5 years
Computer software	2 to 3 years
Internal-use software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of 3 years or remainder of lease term

The Company leases office space under an operating lease agreement with an original lease period of 66 months. The lease is accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases. The lease agreement contains rent holidays and rent escalation provisions. The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as deferred rent.

Capitalized Software Costs: In accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. During 2007, 2006, and 2005 the Company capitalized approximately $1.1 million, $569,000 and $131,000, respectively.

Intangible Assets: Intangible assets consist of customer lists, patents, technology, trademarks, and licenses. Customer lists purchased prior to 2005 are amortized on a straight-line basis over 36 to 48 months. Customer lists acquired 2005 or later are amortized using an accelerated method over 48 to 120 months. Patents, technology, trademarks and licenses are amortized on a straight-line basis over their estimated useful life. UCN performs an annual evaluation of the recoverability of the carrying value of its intangible assets using undiscounted cash flow projections net of related commissions and estimated costs of revenue. UCN also monitors other possible triggering events that could cause impairment and performs an evaluation of impairment at that time if deemed necessary. Based upon cash flow projections the intangible assets were not impaired at December 31, 2007 and 2006.

Goodwill: The Company evaluates goodwill for impairment, at the end of the third quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit, based on estimated market capitalization, is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test. Under step two, an impairment charge is recognized for the excess of any carrying amount of the reporting unit’s goodwill over the fair value of that goodwill. Upon completion of the September 30, 2007 impairment test, no indication of impairment existed. There were no events or circumstances from the date of assessment through December 31, 2007 that would impact this assessment. Goodwill is determined to have an indefinite life and is not amortized. There was no goodwill in 2006.

Long-Lived Assets: In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, UCN evaluates the carrying value of long-lived assets, including intangibles, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset, and from cash flows generated from customer lists. UCN did not record impairment charges in relation to long-lived assets during 2007, 2006 or 2005.

Off -balance Sheet Arrangements—As of December 31, 2007, UCN does not have any off-balance sheet arrangements other than operating leases (Note 10).

Advertising Costs: The Company advertises its services through traditional venues such as print media to the general public. Costs associated with these advertising efforts are expensed as incurred, and were approximately $381,000, $350,000, and $31,000 for the years ended December 31, 2007 and 2006 and 2005, respectively.

Debt Issuance Costs: Debt issuance costs are amortized over the life of the respective debt instrument using the interest method for instruments with a readily determinable payment schedule and on the straight-line basis for the revolving credit note. At December 31, 2007 and 2006, there were $74,000 and $144,000 of unamortized debt issuances costs, respectively.

Stock-Based Compensation: As of January 1, 2006, UCN adopted SFAS No. 123(R), which requires measurement of compensation cost for stock-based awards at fair value on date of grant and recognition of the fair value of compensation over the service period for awards expected to vest. The fair value of stock options is determined based on the fair value calculated using the Black-Scholes values based on inputs determined based on each specific award. The estimation of stock-based awards that will ultimately vest requires judgment and therefore actual results may differ from current estimates, and therefore such amounts, if any, will be recorded as an adjustment in the period estimates are revised. UCN considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

UCN utilizes the accelerated graded vesting method, rather than a straight-line vesting method for recognizing compensation expense as UCN believes it more closely matches the expense and to the period that the service is rendered. Under this method, nearly 60% of the compensation cost would be expensed in the first year of a typical three-year vesting term.

Additional information on stock-based compensation can be found in Note 13.

Business Segments: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major users. UCN has continued to focus marketing efforts towards providing on-demand contact center software and specialized telecommunications services, in addition to traditional long distance services. Additional information on segments can be found in Note 17.

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

Comprehensive Loss: There were no components of comprehensive loss other than the net loss.

Net Income (Loss) Per Common Share: Basic net loss per common share (“Basic LPS”) excludes dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted LPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted LPS is not presented because the exercise or conversion of securities would have an anti dilutive effect on net loss per common share. All stock options (see Note 13) are excluded from the earnings per share computation, because they are anti-dilutive.

Adoption of New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s consolidated financial statements as the Company does not have any uncertain income tax positions that would require adjustment.

In June 2006, the FASB issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires a company to disclose its policy regarding the presentation of tax receipts on the face of the income statement. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The provisions of EITF 06-3 are effective for periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company has historically always presented applicable taxes collected from customers on a net basis.

Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on UCN’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on UCN’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141 (R) and SFAS No. 160 is not expected to have a material impact on UCN’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, Share-Based Payment, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The guidance in SAB 110 is effective as of January 1, 2008 and based on management’s assessment the estimated term is expected to increase from 3.5 years to 4.4 years for standard options. This change in estimated option term for standard plain vanilla options will result in a slight increase in the calculated fair value, which could become material depending on the number of options granted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (herein referred to as “SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The adoption of SFAS 161 is not expected to have a material impact on UCN’s consolidated financial statements.

NOTE 2—ACQUISITIONS

BenchmarkPortal, Inc. Acquisition

On February 9, 2007, UCN closed the acquisition of BenchmarkPortal, Inc. to enhance and expand the services offered under the inContact suite of services. Through the acquisition of 100% of BenchmarkPortal’s outstanding stock, UCN acquired a call center survey and analysis business, operated under the name of EchoTM. The Echo business includes: 1) a customer base; 2) automated survey and analysis software and related service offerings; and 3) the related sales, marketing and technical staff. As consideration for the agreement, UCN paid the following:

•	$500,000 in cash to or for the benefit of the BenchmarkPortal stockholders at closing; and

•	$4.5 million by issuing 1,535,836 shares of its restricted common stock to BenchmarkPortal stockholders.

In addition to the amounts paid at closing, UCN agreed to pay contingent purchase price payments to BenchmarkPortal stock holders in the following amounts (see note 5):

•

$2.0 million of additional contingent purchase price cash payments to BenchmarkPortal stockholders in 36 equal monthly installments of $55,556, subject to adjustment if monthly recurring revenue during the payout period from users’ accounts acquired in the transaction do not remain at certain levels which are adjusted for estimated attrition; and

•

Up to an additional $7.0 million maximum contingent quarterly earn out to BenchmarkPortal stockholders paid on a variable percentage of recurring revenue from the sale of Echo services during the four-year period after closing in excess of $900,000 per quarter.

The following table summarizes the allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$623
Property, plant and equipment	255
Intangibles	3,743
Goodwill	1,340

Total assets acquired	5,961

Current liabilities	(203)
Other long-term liabilities and deferred revenue	(410)

Total liabilities assumed	(613)

Net assets aquired	$5,348

Acqusition costs paid in cash	$224
Acqusition costs paid other	124
Cash paid	500
UCN common stock issued	4,500

Purchase price	$5,348

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

•	$330,000 by issuing 108,912 restricted common shares of UCN; and

•	$256,324 in notes assumed and paid subsequent to closing.

In addition to the amounts paid at closing, UCN agreed to pay contingent purchase price to ScheduleQ stock holders to be paid over a term of 48 months based on the number of licenses sold by UCN with a minimum aggregate earn out payment of $101,000 and a maximum of $982,000.

The following table summarizes the allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Property, plant and equipment	$5
Intangibles	918

Total assets acquired	923

Assumed notes payable	(256)
Note payable issued	(302)

Total liabilities assumed	(558)

Net assets required	$365

Acqusition costs paid in cash	35
UCN common stock issued	330

Purchase Price	$365

The Company has accounted for both the BenchmarkPortal and ScheduleQ transactions using the purchase method of accounting and has included the operating results of each business in UCN’s consolidated statements of operations since the respective date of each acquisition. Management has allocated the purchase price to the acquired tangible and intangible assets and liabilities based on their respective fair values. The following unaudited pro forma financial information presents operating results as if both acquisitions had occurred at the beginning of the respective periods (in thousands except per share data—unaudited):

	Year ended December 31,
	2007	2006	2005
Net revenue	$79,913	$85,700	$83,662
Net loss	(7,511)	(7,602)	(7,906)
Basic and diluted net loss per share	$(0.26)	$(0.31)	$(0.38)

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

Transtel Communications, Inc.

On May 1, 2005 UCN entered into an agreement with Telephone Electronics Corporation (TEC), and with Transtel Communications, Inc., a subsidiary of TEC, wherein UCN agreed to purchase all of the operating assets and certain of the liabilities of Transtel and its subsidiaries. For UCN, the acquisition provided: 1) access to valuable assets without dilution to equity shareholders, 2) 20,000 users, 3) immediate access to additional network infrastructure, and 4) additional sales and user support professionals. UCN issued to Transtel an eight percent promissory note for the purchase price of $2.1 million, after imputing additional interest. The note was satisfied in full at the closing of the ComVest agreement in May 2006 (Note 7). At the time of the acquisition, UCN accrued additional acquisition costs of approximately $2.7 million. Such costs included $1.5 million of involuntary employee termination expenses, and carrier switchover and other shut-down costs, and included $1.2 million related to the present value of assumed operating leases which will not be utilized by the Company, net of estimated sublease rentals.

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

Current assets	$2,420
Property, plant and equipment	208
Intangible assets, including customer base	4,166
Other assets	255

Total assets acquired	7,049

Current liabilities	(4,266)
Other long-term liabilities	(661)

Total liabilities assumed	(4,927)

Net assets acquired	$2,122

The Company has accounted for the transaction using the purchase method of accounting and included the operating results of the acquisition in UCN’s statements of operations since the date of the acquisition.

MyACD, Inc.

In October 2003, UCN acquired the exclusive right to sell and manage the enhanced telecommunications technology of MyACD, Inc., with a one-year option to purchase MyACD. MyACD developed a telephony software solution for call center traffic management and related functions that UCN can now offer to its users over its network. In September 2004 the Company entered into agreements that finalized payment terms, and set a date for closing the transaction. On January 5, 2005, UCN closed the acquisition and purchased all of the outstanding capital stock of MyACD, which provides the Company with the technology to provide its users the inContact solution.

The Company issued $4.3 million of promissory notes, after imputing interest, cash of $427,000 and 562,985 shares of UCN common to acquire all the outstanding stock of MyACD. The fair market value of the common stock on the date the parties set the price was $2.28 per share. The notes were satisfied in full at the closing of the ComVest agreement in May 2006. In connection with the acquisition, UCN also incurred transaction liabilities of approximately $19,000 and assumed certain liabilities aggregating approximately $358,000. The Company also recorded a deferred tax liability of approximately $302,000 at the time of the purchase. The capitalized cost of $6.7 million was assigned to what management considers is MyACD’s sole asset, its software technology, which management determined to have an estimated useful life of four years.

The following table summarizes the assets acquired, liabilities assumed, and obligations incurred in the acquisition:

Fair value of acquired technology	$6,662
Liabilities assumed and incurred	(377)
Deferred tax liability	(302)

Net assets acquired	$5,983

Promissory notes issued to MyACD, Inc. stockholders	$4,272
UCN, Inc. stock issued	1,284
Cash paid	427

Consideration given	$5,983

The Company has accounted for the transaction using the purchase method of accounting and included the operating results of the acquisition in UCN’s statements of operations since the date of the acquisition.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Computer and office equipment	$8,139	$5,828
Computer software	3,151	2,814
Internally developed software	2,215	1,640
Furniture and fixtures	1,072	418

	14,577	10,700
Accumulated depreciation	(8,202)	(5,890)

	$6,375	$4,810

Total depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $2.2 million, $2.3 million, and $2.0 million, respectively.

NOTE 4—INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2007			December 31, 2006
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$14,547	$1,948	$15,684	$12,777	$2,907
Technology and patents	10,231	6,686	3,545	7,980	4,540	3,440
Tradenames and trademarks	1,194	—	1,194	—	—	—
Non-compete agreement	333	207	126	154	128	26

	$28,253	$21,440	$6,813	$23,818	$17,445	$6,373

In conjunction with the BenchmarkPortal acquisition (Note 2), UCN recorded the following intangibles (in thousands):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$1,634	5	Straight line
Goodwill (Note 5)	1,340	Indefinite	Impairment review
Tradenames and trademarks	1,194	Indefinite	Impairment review
Customer lists acquired	736	10	Accelerated
Non-compete agreement	179	3	Straight line

Total	$5,083

In conjunction with the ScheduleQ acquisition (Note 2), UCN recorded the following intangibles (in thousands):

Intangible asset	Estimated Fair Value	Estimated Useful Life	Amortization Method
Technology and patents	$617	8	Straight line
Goodwill (Note 5)	226	Indefinite	Impairment review
Customer lists acquired	75	5	Accelerated

Total	$918

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

Total amortization expense of intangible assets for the years ended December 31, 2007, 2006, and 2005 was $4.0 million, $5.2 million, and $5.2 million,, respectively. The Company estimates the useful lives of its acquired customer lists based on estimated attrition rates using estimated useful lives for acquired customer lists ranging from 36 to 48 months.

Based on the recorded intangibles at December 31, 2007, estimated amortization expense over the next five years is expected to be approximately $3.2 million in 2008, $880,000 in 2009, $490,000 in 2010, $480,000 in 2011, $160,000 in 2012, respectively.

NOTE 5—GOODWILL

During 2007, UCN acquired two entities and recorded goodwill for the first time. Goodwill from both acquisitions is attributable to the inContact segment. The following table represents all changes to goodwill during 2007 (in thousands).

Balance January 1, 2007	$—
Acquisitions	1,566
Contingent purchase price payments	589

Balance December 31, 2007	$2,155

In conjunction with the 2007 acquisitions of BenchmarkPortal, Inc. and ScheduleQ, LLC, UCN allocated $1.3 million and $226,000 of original purchase price to goodwill as the respective purchase price exceeded the value of identified tangible and intangible assets (Notes 2 and 4).

UCN also agreed to pay former BenchmarkPortal stockholders monthly installments of $55,556 in contingent purchase price payments, subject to adjustment if monthly recurring revenue during the payout period from specified user accounts acquired does not remain at certain levels, which are adjusted for estimated attrition. In addition to these monthly payments, UCN also agreed to pay former Benchmark Portal stockholders additional contingent quarterly earn out payments based on a recurring revenue in excess of $900,000 per quarter. Former BenchmarkPortal stockholders earned a total of $571,000 during 2007 in contingent purchase price payments that have been recorded to goodwill.

As discussed in Note 2, in conjunction with the ScheduleQ, LLC, UCN agreed to pay former ScheduleQ members monthly installments in contingent purchase price payments based on the number of licenses sold. Former ScheduleQ members earned a total of $18,000 in contingent purchase price payments that have been recorded to goodwill.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Accrued payphone and carrier charges	$626	$782
Accrued payroll and other compensation	1,192	656
Current portion of operating lease obligations	78	250
Accrued professional fees	94	164
Other	130	172

	$2,120	$2,024

NOTE 7—LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following (in thousands):

	December 31, 2007	December 31, 2006
Convertible term note to ComVest Capital, LLC of $4.5 million was converted into 1,126,664 shares of common stock at $3.00 per share and paid in full in April 2007	$—	$3,380
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent, there are no requirements to repay outstanding principal payments until May 2010	—	3,258
Promissory notes payable to former ScheduleQ, LLC shareholders, interest imputed at 9.0 percent, payable monthly, secured by the software code acquired and any improvements thereto. Principal payments due monthly, final principal payment due February 15, 2011	248	—
Capital Leases (Note 10)	1,478	1,042

Total debt	1,726	7,680
Debt discount	(199)	(437)

Net total debt	$1,527	$7,243

Current portion of long-term debt	71	250
Current portion of capital lease payments	793	636
Current portion of debt discounts	(83)	(166)

Total current portion	$781	$720

Long-term portion of long-term debt	$177	$6,388
Long-term portion of capital lease payments	685	406
Long term portion of debt discounts	(116)	(271)

Long-term portion	$746	$6,523

Long-term debt maturities, excluding capital lease payments included in Note 10, are as follows as of December 31, 2007:

Year ending December 31,
2008	$71
2009	77
2010	85
2011	15

Total	$248

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

UCN recognized a net loss on early extinguishment of debt of $364,000 in conjunction with completing the ComVest financing in 2006. Lower payoff amounts were negotiated with certain debt holders that resulted in gains from early extinguishment of debt of: 1) $205,000 from the Transtel acquisition (Note 2); 2) $120,000 from the acquisition of UCN’s billing software; and 3) $22,000 related to the note with a former MyACD shareholder. These gains were offset by: 1) $334,000 write-off of deferred debt financing fees; 2) $300,000 early termination fee paid to the holder of the previous line of credit; and 3) $77,000 difference in the book basis due to imputed interest on notes issued to former shareholders of MyACD.

In conjunction with receiving the proceeds from the $7.9 million shelf registration in June 2007 (Note 12), UCN immediately paid down the entire $3.8 million balance then outstanding of the Revolving Credit Note. The Revolving Credit Note matures in May 2010, accrues interest at a fixed nine percent and provides for maximum availability of $7.5 million based on a calculation of 85 percent of billed and 65 percent unbilled accounts receivable at the measurement date. UCN is required to make monthly interest payments based on the outstanding balance and the entire outstanding balance is due at maturity. There was $7.5 million of unused commitment at December 31, 2007 under the Revolving Credit Note.

In April 2007, ComVest Capital, LLC, converted the entire outstanding balance of the Convertible Term Note and received 1,126,664 shares of UCN common stock (Note 12).

As amended in January 2007 and effective for the period ended December 31, 2006, the term loan and revolving credit facility imposes certain financial covenants, including: 1) varying quarterly EBITDA targets ((a non-GAAP measure that was specifically defined in the agreement); 2) an annual limit on capital expenditures of $3.2 million for all years after 2007, which includes a cap of $1.2 million in capitalized research and development costs and $2.0 million of all other capital expenditures and payments under newly acquired capital leases; and 3) a requirement to maintain a combined minimum of $3.0 million of cash and availability to borrow under the revolving credit facility. In consideration of the amendment, UCN paid ComVest a fee of $35,000 and issued 55,000 warrants.

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

In conjunction with the conversion of the convertible term note, in August 2007 UCN entered an amendment (Amendment No. 2), which eliminated the majority of the financial covenants required in the January 2007 amendment. In particular, Amendment No. 2 removed the following financial covenants from the agreement: 1) varying quarterly EBITDA targets (a non-GAAP measure that was specifically defined in the agreement); 2) the annual limit on capital expenditures of $3.2 million for all years after 2007, which includes a cap of $1.2 million in capitalized software costs and $2.0 million of all other capital expenditures and payments under newly acquired capital leases; and 3) the requirement to maintain a combined minimum of $3.0 million of cash balance and availability under the revolving credit facility. The Company was in compliance with all financial and non-financial covenants at December 31, 2007.

As required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, UCN allocated total debt proceeds based on the respective fair value of the securities issued. The discount is amortized to interest expense using the interest method over the life of the note. Based on the allocation of proceeds under APB 14, UCN recorded a discount on the convertible term note and revolving credit note of $210,000 and $332,000, respectively, based on their relative fair values to each other and to the warrant. The discount related to the convertible note is amortized to interest expense using the interest method over the life of the note. The discount related to the revolving credit note is amortized to interest expense using the straight-line method over the life of the note. UCN recorded interest expense of $166,000 and $105,000 for the years ended December 31, 2007 and 2006 in conjunction with this amortization, respectively. In conjunction with the April 2007 conversion of the convertible term note, UCN wrote off the remaining amount allocated to the convertible term note.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of UCN’s financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, receivables, revolving credit note, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The estimated fair value of the Company’s convertible term note and notes payable are computed using a discounted cash flow model using estimated market rates at December 31, 2007 and 2006 as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible term note	$—	$—	$3,380	$3,379
Promissory notes	$248	$246	$—	$—

For 2007, the fair value of the promissory notes is estimated using a rate of 7.3 percent determined by a spread of 4.3 percent between the original incremental borrowing rate at the date of closing the ComVest transaction on the three-year Treasury note with a constant maturity at closing and the spread using the same three-year Treasury note at December 31, 2007. For 2006, the fair value of the convertible term note is estimated using a rate of 10.9 percent determined by the spread of 4.3 percent between the original borrowing rate at the date of closing the ComVest transaction on the three-year Treasury note with a constant maturity at closing and the spread using the same three-year treasury note at December 31, 2006.

The table above does not include a listing for the revolving credit facility because it is not practicable to estimate its fair value as the future cash flows for the revolving credit facility are not predictable and the entire outstanding balances, if any, matures in May 2010. Additionally, there were no amounts due at December 31, 2007. UCN estimates the effective interest rate based on the original spread between the incremental borrowing rate at the date of closing the ComVest transaction on an equivalent US Treasury Note with a constant maturity at closing and the spread using the same term Treasury Note.

NOTE 9—OTHER LONG-TERM LIABILITIES

In connection with the acquisition of certain assets and liabilities in prior years related to the Transtel acquisition, the Company assumed certain operating lease obligations for facilities it does not anticipate using. The Company included the present value of these obligations, net of estimated future sub-lease income, in other liabilities assumed as of the acquisition date. At December 31, 2007 and 2006, the long-term portion that the Company owed was approximately $5,000 and $46,000, respectively. These obligations will be satisfied during 2008.

Also included in Other long-term liabilities is deferred revenue from professional services rendered in connection with the setup of new inContact customers. The revenue is recognized ratably over the life of the customer contract. At December 31, 2007 and 2006, the amount of long-term deferred revenue was approximately $167,000 and $0 respectively. The $167,000 will be recognized as revenue of $104,000 and $63,000 during 2009 and 2010, respectively.

NOTE 10—LEASES

UCN leases executive office space in Midvale, UT, a suburb of Salt Lake City, UT. The space consists of approximately 50,000 square feet. The lease provides for six months of free rent for the entire space as well as an additional three months of free rent on 11,000 square feet and then requires monthly lease payment of approximately $95,000, which is subject to 3% escalations per year starting in 2009. The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as deferred rent. The lease for this office space expires in June 2013, but the Company has an option to renew the lease for an additional five years at the end of the lease period.

The following is a schedule of future minimum payments under capital leases as of December 31, 2007 thousands):

Year ending December 31,	Capital Leases
2008	$842
2009	379
2010	328

Total future minimum lease payments	1,549
Less amount representing interest	(71)

Total obligations under capital leases	1,478
Less current portion	(794)

Long-term capital lease obligations, net of current portion	$684

The following schedule shows the composition of total remaining commitments for operating leases at December 31, 2007 (in thousands):

Year ending December 31,	Operating Leases
2008	$886
2009	1,362
2010	1,213
2011	1,250
2012	1,287
Thereafter	663

Total	$6,661

Rent expense was approximately $1.1 million, $857,000, and $568,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are net of sub-lease related income of $124,000, $205,000 and $107,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 11—INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005, are as follows (in thousands):

	2007	2006	2005
Current expense:
Federal	$—	$2	$—
State	5	12	—

Total current expense	5	14	—

Deferred benefit:
Federal	—	—	(259)
State	—	—	(43)

Total deferred benefit	—	—	(302)

Total	$5	$14	$(302)

Income tax (benefit) expense differs from amounts computed by applying the statutory federal rate of 34.0 percent to pretax loss as of December 31, 2007, 2006, and 2005, as follows (in thousands):

	2007	2006	2005
Computed federal income tax benefit at statutory rate of 34%	$(2,561)	$(2,639)	$(2,873)
State income taxes	7	6	(296)
Meals and entertainment	29	19	32
Other	(1)	4	13
Stock-based compensation expense	79	48	—
Change in valuation allowance	2,452	2,576	2,822

Total income tax (benefit) expense	$5	$14	$(302)

Deferred income tax assets and liabilities at December 31, 2007 and 2006, consisted of the following temporary differences and carry-forward items (in thousands):

	2007		2006
	Current	Non-current	Current	Non-current
Deferred income tax assets:
Net operating loss carry-forwards	$—	$11,567	$—	$10,360
AMT credit carry-forwards	—	69	—	69
Book depreciation and amortization in excess of tax depreciation and amortization	—	2,738	—	2,983
Reserves, accrued liabilities, and other	995	136	826	71
Stock-based compensation	—	625	—	163

Total deferred income tax assets	995	15,135	826	13,646
Valuation allowance	(995)	(15,135)	(826)	(13,646)

Net deferred income tax assets	$—	$—	$—	$—

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

The net change in the Company’s valuation allowance was an increase of $1.7 million, $3.6 million, and $2.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

As of December 31, 2007, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $29.8 million that will begin to expire starting in 2018 through 2027 if not utilized. The Company had state net operating loss carry-forwards of approximately $33.2 million which expire depending on the rules of the various states to which the net operating loss is allocated. Approximately $1.1 million of net operating loss carry-forwards as of December 31, 2007 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized.

The Company also has alternate minimum tax credit carry-forwards of approximately $69,000 that have no expiration date.

During 2005, the Company’s 2003 tax year was examined by the IRS, which resulted in an increase of tax of approximately $51,000. The IRS examination also impacted the tax basis of certain assets resulting in changes to both deferred tax assets and deferred tax liabilities.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

In accordance with FIN 48 the Company has decided to classify interest and penalties as a component of tax expense. For the year 2007, the Company has not incurred any interest or penalties.

The Company’s federal income tax returns for 2004 through 2006 are open tax years. The Company also files in various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for years prior to 2004. The Company has evaluated the available evidence about its income tax filing positions and deductions related to income tax returns filed with the Internal Revenue Service, state and local tax authorities and has determined that they fail to meet the “more likely than not” recognition threshold that its income tax filing positions and deductions will be sustained on audit. Accordingly, the Company does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow, pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”).

NOTE 12—CAPITAL TRANSACTIONS

Preferred Stock: The Board of Directors is authorized to issue shares of the Company’s authorized but unissued preferred stock in one or more series. With respect to any series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or any other characteristics, preferences, limitations, rights, privileges, immunities, or terms.

Series A—8 percent Cumulative Convertible Preferred Stock: During 1999, the Board of Directors authorized the issuance of 2 million shares of Series A 8 percent Cumulative Convertible Preferred Stock (“Series A Preferred”) at an offering price of $2.00 per share. There was no Series A Preferred outstanding at December 31, 2007 and 2006.

Series B—8 percent Cumulative Convertible Preferred Stock: In September 2000, the Board of Directors authorized the issuance of 1.2 million shares of Series B 8 percent Cumulative Convertible Preferred Stock (“Series B Preferred”) at an offering price of $2.50 per share. There was no Series B Preferred Stock outstanding at December 31, 2007 and 2006.

Issuances of Common Stock:

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

During 2007, employees and former employees exercised the option to purchase 392,340 shares of common stock and UCN received proceeds of $921,000.

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

During 2006, employees and former employees exercised the option to purchase 313,835 shares of and UCN received proceeds of $749,000.

In November and December 2005, the Company closed a private placement to institutional and accredited investors. The Company sold 2.2 million shares of common stock at $2.00 per share, or a total of approximately $4.4 million. Net proceeds of the offering after placement fees and expenses were approximately $4.3 million. In addition, 132,000 shares of stock were issued to the investment banking firm as a sales commission valued at $1.95 per share, the fair market value on the day the shares were issued. As part of the offering, five-year warrants to purchase 550,000 shares of common stock at $2.00 per shares were issued to the investors. The fair market value of the warrants, using the Black-Scholes pricing model, was $464,000 with an assumed expected volatility of 43.03%, a risk-free rate of return of 4.47%, a dividend yield of none, and an expected life of 5 years. After allocating the fair market value of the warrants, the intrinsic value of the beneficial conversion feature of $352,000 was reflected as a decrease to additional paid-in capital. On December 29, 2005, the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 to register these shares.

In connection with the MyACD, Inc. acquisition, the Company issued 562,985 shares of UCN common stock valued at $2.28 per share as of the day the parties agreed on payment terms. These shares were issued as part of the purchase agreement to acquire 100% of the shares of MyACD (Note 2).

During 2005, investors and employees exercised options and warrants for a total of 69,267 shares of common stock and UCN received proceeds of $156,000

Employee Stock Purchase Plan:

UCN adopted the 2005 Employee Stock Purchase Plan to promote UCN’s operating performance and growth potential by encouraging employees to acquire equity in UCN. The Purchase Plan provides that up to 1,000,000 shares of common stock may be sold to participating employees. It expires at the beginning of 2014. The Compensation Committee of the Board of Directors administers the Purchase Plan.

The Purchase Plan permits eligible employees to purchase UCN common stock through payroll deductions participation periods beginning in 2005. Each participation period is three months in length. In general, eligible employees can elect for each participation period to purchase full shares through payroll deductions of up to 10 percent of base pay, but in no event may the participant’s rights to purchase shares of common stock accrue at a rate that exceeds $25,000 of fair market value of common stock in a calendar year. The purchase price a participant pays for the shares is equal to the greater of $2.00 or 85 percent of the closing market bid price of the common stock on the first business day or the last business day of each participation period, whichever is lower. This percentage may be changed prior to a participation period by at the sole discretion of, the committee administering the Purchase Plan to any whole percentage that is not less than 85 percent and not greater than 100 percent.

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

The Purchase Plan may be amended by the Board of Directors from time to time as it deems desirable without approval of the stockholders of UCN, except to the extent stockholder approval is required by Rule 16b-3 of the

Exchange Act, applicable NASDAQ or stock exchange rules, applicable provisions of the Internal Revenue Code, or other applicable laws or regulations. The Board of Directors may terminate the plan at any time in its sole discretion. No employee of the Company participated in the plan during 2007 or 2006 as the plan has not been approved to be rolled out by the Board of Directors.

Warrants to Purchase Common Shares:

In conjunction with the BenchmarkPortal acquisition, UCN entered into a consulting agreement with the founder of BenchmarkPortal and issued warrants to purchase a total of 60,000 shares of UCN common stock at $2.95 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $68,000 with an assumed expected volatility of 48.63%, a risk-free rate of return of 4.76%, no dividend yield, and an expected life of 3.0 years. This amount will be expensed over the term of the agreement. The warrants vested immediately and expire in February 2010.

In April 2007, UCN entered into a consulting agreement and issued warrants to purchase a total of 120,000 shares of UCN common stock at $4.00 per share with an additional 25,000 shares that could be earned contingent on UCN shares being accepted for traded on the NASDAQ stock market. The fair market value of the warrants, using the Black-Scholes pricing model, was $159,000 with an assumed expected volatility of 44.71%, a risk-free rate of return of 4.67%, no dividend yield, and an expected life of 2.0 years. This amount was expensed as the warrants vested and the warrants expire April 2009.

In January 2007, UCN amended the convertible term note and revolving credit note agreement. In conjunction with this amendment, UCN issued warrants to ComVest Capital, LLC to purchase 55,000 shares of common stock at $2.90 per share. The warrants vested immediately and expire in May 2011. In addition to the warrants, UCN also paid $35,000 in consideration, which was applied to the revolving credit facility. The fair market value of the warrants, using the Black-Scholes pricing model, was $84,000 with an assumed expected volatility of 58.21%, a risk-free rate of return of 4.87%, no dividend yield, and an expected life of 4.3 years. These warrants were included in a registration statement filed with the SEC on Form S-1 to register for resale on April 6, 2007. The registration statement became effective on April 19, 2007.

In May 2006, as part of the convertible term note and revolving credit note agreement, UCN issued detachable five-year warrants to ComVest Capital, LLC to purchase 330,000 shares of common stock at $2.75 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $567,000 with an assumed expected volatility of 73.73%, a risk-free rate of return of 4.98%, no dividend yield, and an expected life of 5 years. UCN allocated the proceeds received on the debt financing to the convertible term note, revolving credit note and detachable warrants on a prorated basis based on the fair value of the respective instruments. Based on the relative fair value of the instruments, UCN allocated $542,000 to the detachable warrants issued to ComVest.

On June 23, 2006, a registration statement was filed with the SEC on Form S-1 to register for resale the 1.96 million common shares sold in May 2006, the common shares issuable on conversion of the convertible term note issued to ComVest Capital, and the common shares issuable on exercise of the warrant issued to ComVest Capital. The registration statement became effective on July 17, 2006.

All warrants were exercisable at December 31, 2007. The following tables summarize the warrant activity for the three year period ended December 31, 2007 (in thousands except per share data):

	Outstanding Warrants	Price Range	Weighted Average Exercise Price
Balance at January 1, 2005	2,330	$2.00 - $4.00	$2.20
Cancelled and expired	(2,062)	2.00 - 2.50	2.07
Exercised	(4)	2.00	2.00
Issued	550	2.00	2.00

Balance at December 31, 2005	814	2.00 - 4.00	2.38
Cancelled and expired	(10)	2.5	2.50
Issued	330	2.75	2.75

Balance at December 31, 2006	1,134	1.25 - 2.75	2.49
Cancelled and expired	(90)	4.00	4.00
Exercised	(164)	2.76	2.76
Issued	260	2.90 - 4.00	3.53

Balance at December 31, 2007	1,140	$2.00 - $4.50	$2.56

A summary of the warrants outstanding and warrants exercisable at December 31, 2007 is as follows (in thousands except per share data):

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable at December 31, 2007	Weighted Average Exercise Price
$2.00	550	2.9 Years	$2.00	550	$2.00
2.75 - 2.95	445	3.2 Years	2.80	445	$2.80
$4.00	145	1.3 Years	$4.00	145	$4.00

NOTE 13—STOCK-BASED COMPENSATION

On January 1, 2006, UCN adopted SFAS No. 123R, Share-Based Payment, (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123R supersedes previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) Shared-Based Payment providing supplemental implementation guidance for SFAS 123R. The provisions of SAB 107 were applied in the adoption and application of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in UCN’s Consolidated Statements of Operations. UCN adopted SFAS 123R using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Consolidated Financial Statements, for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, UCN accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in UCN’s Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method used in adopting SFAS 123R, the results of operations prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized for the years ended December 31, 2007 and 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the results for the year are based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, UCN accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123R, UCN selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Volatility is based on historical stock prices over the contractual life of the option. UCN has issued stock options to employees under share-based compensation plans including the Long-term incentive stock plan (LTISP) and those granted by the board of directors and compensation committee. Stock options are issued at the current market price on the date of grant and are generally subject to a three-year vesting period with a contractual term of five years.

The Company’s stock-based compensation primarily consist of the following plans:

Long-Term Stock Incentive Plan: Effective March 11, 1999, the Company established the Long-Term Stock Incentive Plan (the Stock Plan). The Stock Plan provides for a maximum of 1,200,000 shares of common stock of the Company to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the Stock Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (SAR); and on a limited basis, stock awards. The terms and exercise prices of options is established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2007, incentive stock options to purchase a total of 1,077,650 shares had been granted, and had either been exercised or were outstanding.

Other Options: The Company’s Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees and consultants as compensation and in connection with obtaining financing.

Prior to the adoption of SFAS 123R: The following table illustrates the previously disclosed proforma effects on net loss and net loss per share for the year ended December 31, 2005 if the Company had accounted for its stock option plans under the fair value method of accounting (in thousands, except per share data):

2005
Net loss applicable to common stockholders:
As reported	$(8,185)
Pro forma stock-option based compensation	(582)

Pro forma net loss applicable to common stockholders	$(8,767)

Weighted average common shares outstanding
Basic and diluted as reported	20,669
Net loss per common share
Basic and diluted as reported	$(0.40)
Basic and diluted pro forma	$(0.42)

Adoption of SFAS 123R: For the years ended December 31, 2007 and 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense which has been allocated to the respective departments based on location of where the employee’s regular compensation is charged as follows (in thousands):

	2007	2006
Costs of revenue	$7	$11
Selling and promotion	487	222
General and administrative	782	284
Research and developtment	132	41

Total	$1,408	$558

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1.7 million and is expected to be recognized over a weighted average period of 0.9 years.

UCN estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	None	None	None
Volatility	57%	71%	46%
Risk-free interest rate	4.36%	4.65%	4.10%
Expected life (years)	3.3	3.3	5.0
Weighted average fair value of grants	$1.61	$1.32	$0.85
Forfeiture rate	5.3%	5.3%	n/a

Due to the significant volatility in UCN’s stock price, UCN used historical stock price volatility as a basis to estimate future volatility. The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant based on the term of the stock option. UCN calculates the expected term for option grants using the short cut method allowed under SAB 107 by averaging the vesting and contractual term for each vesting period. Generally, employee options vest over a period of one to three years, and expire from four to five years after the date the options were granted.

The following tables summarize all stock option activity during the three-years ended December 31, 2007, 2006 and 2005, respectively (in thousands except per share data):

	Options	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Balance at January 1, 2005	3,503	$2.00-$5.39	$2.67	$1,319
Granted	1,254	2.00 - 3.00	2.16
Exercised	(65)	2.00 - 2.50	2.40	$22
Cancelled or expired	(1,166)	2.00 - 5.06	3.07

Balance at December 31, 2005	3,526	2.00 - 5.39	2.37	$—
Granted	366	2.00 - 3.17	2.60
Exercised	(314)	2.00 - 2.50	2.39	$157
Cancelled or expired	(415)	2.00 - 3.69	2.33

Balance at December 31, 2006	3,163	2.00 - 5.39	2.39	$1,627
Granted	1,853	2.93 - 4.73	3.74
Exercised	(392)	2.00 - 2.64	2.35	$600
Cancelled or expired	(132)	2.50-4.00	2.93

Balance at December 31, 2007	4,492	$2.00-$5.39	$2.94	$7,074

UCN received cash proceeds from the exercise of options of $921,000, $749,000 and $148,000, respectively, during the years ended December 31, 2007, 2006 and 2005.

A summary of the options outstanding and options exercisable at December 31, 2007 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise price range	Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00 - $2.30	1,406	2.2 years	$2.04	1,142	$2.04
2.31 -2.66	591	1.6 years	2.50	566	2.50
2.67 - 3.07	575	2.2 years	2.82	505	2.79
3.08 - 3.99	1,395	4.2 years	3.50	106	3.12
$4.00 - $5.39	525	4.6 years	4.49	53	5.17

	4,492	3.0 years	$2.94	2,372	$2.43

Intrinsic value	$7,074			$4,959

A summary of the activity for non-vested share awards for the years ended December 31, 2007, 2006 and 2005, respectively is as follows (in thousands, except per share amounts):

	Options	Weighted Average Option Fair Value
Balance at January 1, 2005	960	$1.40
Granted	1,254	0.85
Vested	(611)	1.09
Cancelled or expired	(456)	1.19

Balance at December 31, 2005	1,147	1.05
Granted	366	1.32
Vested	(566)	1.09
Cancelled or expired	(150)	1.28

Balance at December 31, 2006	797	1.10
Granted	1,853	1.62
Vested	(444)	1.14
Cancelled or expired	(86)	1.57

Balance at December 31, 2007	2,120	$1.53

NOTE 14—RELATED PARTY TRANSACTIONS

The Company paid the Chairman of the Board of Directors (the Chairman), for consulting, marketing, and capital raising activities. The Company incurred $61,000, $55,000, and $55,000 in fees associated with these services for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the Company owed the Chairman $6,000 and $5,000, respectively. The Chairman has also provided his personal guaranty in the amount of up to $800,000 to certain long distance carriers, for which UCN has agreed to indemnify him for any losses for which he may become liable. These guarantees have not changed since inception and UCN has indemnified the Chairman for any losses for which he may become personally liable.

In January and February 2008, UCN received notification that two of the three long distance carriers released the personal guarantees that had been provided by the Chairman resulting in remaining personal guarantees of $250,000.

NOTE 15 -MAJOR SUPPLIERS

Approximately 63 percent, 65 percent, and 62 percent of the Company’s cost of revenue (excluding depreciation and amortization) for the years ended December 31, 2007, 2006 and 2005, respectively, was generated from three of the largest United States telecommunication providers. As of December 31, 2007 and 2006, respectively, the Company owed approximately $2.3 million and $4.8 million to these three providers. The Company has entered into contractual agreements with these vendors.

NOTE 16—COMMITMENTS AND CONTINGENCIES

At December 31, 2007 and 2006, the Company is potentially liable under surety bonds aggregating $156,000 in favor of five municipalities with whom UCN has contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

UCN has purchase commitments with other national long distance telecommunication providers. One purchase commitment provides for monthly minimums of $50,000 per month through October 2010. UCN currently exceeds our monthly minimum with this carrier. The other purchase commitment is with another carrier that requires a $1 million usage commitment through April 2009 that that UCN believes it will meet based on current usage patterns.

Certain customers lists purchased in 2001 – 2003 were financed through loans from various investors. All loans were paid prior to December 31, 2006. As part of the loan agreements, UCN agreed to pay a percentage of revenue received from the purchased customers to these investors as long as the customers remain with UCN. The Company paid $0.8 million, $1.1 million and $1.7 million in 2007, 2006 and 2005 respectively.

UCN is the subject of certain other legal matters which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of the Company.

NOTE 17 – SEGMENTS (Restated)

UCN manages its business based on two user segments: Telecom and inContact. The Telecom segment includes all voice and data long distance services provided to users not utilizing at least $100 of inContact services monthly. The inContact segment includes users with at least $100 of monthly inContact Software as a Service (“SaaS”) as well as all of that user’s long distance. UCN began offering its inContact SaaS products to its purely long distance users beginning 2005 and as users began using inContact SaaS, all of their revenue was allocated from the Telecom segment to the inContact segment in accordance with UCN’s segmentation policy.

An inContact segment purchase includes any of the inContact SaaS solution product features (referred to as SaaS) such as:

•	Skills-based routing,

•	Automated call distribution (“ACD”),

•	Self-service menus,

•	Speech recognition based automated interactive voice response,

•	Database integration with the contact handling technology,

•	Multimedia contact management (voice, fax, email, chat),

•	Management reporting features,

•	Performance optimization benchmarking,

•	Custom call routing and call flow design, and

•	New hire screening and on-line training tools.

Restatement of previously reported segment results

Subsequent to the issuance of the Company’s 2006 financial statements, in January 2008, the Audit Committee of UCN received an allegation that its Executive Vice President (EVP) of Global Alliances had engaged in improper sales activities that resulted in a misallocation of revenue between UCN’s Telecom Segment and inContact Segment. Upon receipt of the allegation, the Audit Committee engaged outside counsel to investigate the allegations. Management also conducted its own review of matters related to the recognition and allocation of revenue between segments.

The independent investigators engaged by the Audit Committee have completed the investigation and management has completed its review of segment allocations and results. As a result, UCN has determined that the revenue and results of operations for a total of six user accounts previously included in the segment disclosure of UCN’s inContact segment for 2006 and 2007 should have been included in UCN’s Telecom segment because, in substance, the revenue was substantially either long distance or still in a trial period for inContact. Accordingly, UCN is restating its previously issued 2006 and 2007 financial statements for the affected periods from the amounts previously reported.

The effects of the restatement of the 2006 and 2007 consolidated financial statements are limited to the footnote disclosure of segment results and do not affect the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows of UCN as of and for the year ended December 31, 2006. The 2006 and 2007 restatement includes the reallocation of the long distance charges, along with insignificant amounts of the inContact software and related service revenue, from the six identified accounts from the inContact segment to the Telecom segment.

The following summarizes the effect of the restatement on the segment results of operations previously reported for the year ended December 31, 2006:

Telecom Segment	As Previously Reported	Adjustment	As Restated
Revenue	$67,635	$1,893	$69,528
Cost of revenue (excluding depreciation and amortization shown separately below	45,897	1,241	47,138
Selling and promotion	8,059	171	8,230
General and administrative	9,324	282	9,606
Depreciation and amortization	5,380	55	5,435

Loss from operations	(1,025)	144	(881)

inContact Segment	As Previously Reported	Adjustment	As Restated
Revenue	$15,165	$(1,893)	$13,272
Costs of revenue (excluding depreciation and amortization shown separately below)	7,558	(1,241)	6,317
Selling and promotion	5,989	(171)	5,818
General and administrative	3,740	(282)	3,458
Depreciation and amortization	2,077	(55)	2,022
Research and development	1,247	—	1,247

Loss from operations	$(5,446)	$(144)	$(5,590)

Consolidated	As Previously Reported	Adjustment	As Restated
Revenue	$82,800	$—	$82,800
Costs of revenue (excluding depreciation and amortization shown separately below)	53,455	—	53,455
Selling and promotion	14,048	—	14,048
General and administrative	13,064	—	13,064
Depreciation and amortization	7,457	—	7,457
Research and development	1,247	—	1,247

Loss from operations	$(6,471)	$—	$(6,471)

Segment results

In February 2007, UCN completed two acquisitions which have been added to the inContact segment. The BenchmarkPortal, Inc. acquisition allows UCN to provide users a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ, LLC acquisition allows UCN to provide its users a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/user service type operations.

Operating segment revenues and profitability for the year ended December 31, 2007 were as follows (in thousands):

	Year Ended December 31, 2007
	Telecom	inContact	Consolidated
Revenue	$55,304	$24,178	$79,482
Costs of revenue (excluding depreciation and amortization shown separately below)	36,799	7,414	44,213
Selling and promotion	6,324	9,789	16,113
General and administrative	9,917	7,344	17,261
Depreciation and amortization	3,308	2,905	6,213
Research and development	—	2,508	2,508

Loss from operations	$(1,044)	$(5,782)	$(6,826)

For the year ended December 31, 2007, inContact segment revenue of $24.2 million includes $10.7 million of related long distance voice and data service revenue and $13.5 million of SaaS service revenue. The SaaS service revenue of $13.5 million includes $887,000 of non-recurring services such as setup and call flow scripting.

Operating segment revenues and profitability for the year ended December 31, 2006 were as follows (in thousands—as restated):

	Year Ended December 31, 2006 - as restated
	Telecom	inContact	Consolidated
Revenue	$69,528	$13,272	$82,800
Costs of revenue (excluding depreciation and amortization shown separately below)	47,138	6,317	53,455
Selling and promotion	8,230	5,818	14,048
General and administrative	9,606	3,458	13,064
Depreciation and amortization	5,435	2,022	7,457
Research and development	—	1,247	1,247

Loss from operations	$(881)	$(5,590)	$(6,471)

For the year ended December 31, 2006, inContact segment revenue of $13.3 million includes $9.3 million of related long distance voice and data service revenue and $4.0 million of SaaS service revenue. The SaaS service revenue of $4.0 million includes $608,000 of non-recurring services such as setup and call flow scripting.

Operating segment revenues and profitability for the year ended December 31, 2005 were as follows (in thousands):

	Year Ended December 31, 2005
	Telecom	inContact	Consolidated
Revenue	$76,433	$5,154	$81,587
Costs of revenue (excluding depreciation and amortization shown separately below)	51,570	2,633	54,203
Selling and promotion	12,313	828	13,141
General and administrative	12,487	756	13,243
Depreciation and amortization	6,368	829	7,197
Research and development	—	1,302	1,302

Loss from operations	$(6,305)	$(1,194)	$(7,499)

For the year ended December 31, 2005, inContact segment revenue of $5.2 million includes $3.9 million of related long distance voice and data service revenue and $1.3 million of SaaS service revenue. The SaaS service revenue of $1.3 million includes $94,000 of non-recurring services such as setup and call flow scripting.

UCN, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at End of year
2007:
Allowance for uncollectible accounts receivable:	$1,746	$1,028	$995	$1,779

2006:
Allowance for uncollectible accounts receivable:	$1,596	$1,095	$945	$1,746

2005:
Allowance for uncollectible accounts receivable:	$1,098	$1,596	$1,098	$1,596