Form 10-Q
period 2008-03-31
UCN INC
filed 2008-05-12
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 9, 2008
Common Stock, $.0001 par value	31,027,593 shares

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – (unaudited)

(in thousands except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,548	$2,760
Auction rate preferred securities (Note 9)	—	2,000
Accounts and other receivables, net of allowance for uncollectible accounts of $1,655 and $1,779, respectively	8,824	9,988
Other current assets	993	941

Total current assets	13,365	15,689

Property and equipment, net	6,768	6,375
Intangible assets, net	5,979	6,813
Goodwill	2,339	2,155
Auction rate preferred securities (Note 9)	890	—
Other assets	345	336

Total assets	$29,686	$31,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$594	$781
Trade accounts payable	7,852	7,713
Accrued liabilities	3,082	2,120
Accrued commissions	1,343	1,470
Deferred revenue	345	338

Total current liabilities	13,216	12,422

Long-term debt and capital lease obligations	683	746
Other long-term liabilities and deferred revenue	192	172

Total liabilities	14,091	13,340

Commitments and contingencies (Notes 4 and 6)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 31,027,593 and 31,015,593 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	69,145	68,738
Warrants and options outstanding	1,318	1,318
Accumulated deficit	(54,761)	(52,031)
Accumulated other comprehensive loss	(110)	—

Total stockholders’ equity	15,595	18,028

Total liabilities and stockholders’ equity	$29,686	$31,368

See accompanying notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Unaudited)

(in thousands except per share data)

	Three months ended March 31,
	2008	2007
Revenue	$19,881	$19,820

Operating expenses:
Costs of revenue (excluding depreciation and amortization shown separately below)	10,508	11,537
Selling and promotion	4,194	3,850
General and administrative	5,461	3,699
Depreciation and amortization	1,452	1,792
Research and development	958	428

Total operating expenses	22,573	21,306

Loss from operations	(2,692)	(1,486)

Other income (expense):
Interest income	20	15
Interest expense	(55)	(200)

Total other expense	(35)	(185)

Loss before income taxes	(2,727)	(1,671)

Income tax expense	3	3

Net loss	$(2,730)	$(1,674)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	31,026	26,309

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – (Unaudited)

(in thousands)

			Additional Paid-in Capital	Warrants and Options Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2008	31,016	$3	$68,738	$1,318	$(52,031)	$—	$18,028

Exercise of stock options to purchase common shares (Note 7)	12	—	29	—	—	—	29
Stock-based compensation	—	—	378	—	—	—	378
Comprehensive loss:
Net loss	—	—	—	—	(2,730)	—
Unrealized loss on available-for-sale securities (Note 9)	—	—	—	—	—	(110)
Total comprehensive loss							(2,840)

Balance at March 31, 2008	31,028	$3	$69,145	$1,318	$(54,761)	$(110)	$15,595

See accompanying notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,730)	$(1,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,452	1,792
Amortization of note financing costs	7	36
Stock-based compensation	378	196
Warrants issued for consulting services	—	23
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts and other receivables, net	1,164	394
Other current assets	(52)	101
Other non-current assets	(16)	48
Trade accounts payable	195	(1,299)
Accrued liabilities	962	356
Accrued commissions	(127)	(50)
Deferred revenue and other long-term liabilities	27	(227)

Net cash provided by (used in) operating activities	1,260	(304)

Cash flows from investing activities:
Acquisition of BenchmarkPortal, Inc.	—	(686)
Contingent purchase price payments	(173)	(75)
Acquisition costs associated with the acquisition of ScheduleQ, LLC	—	(34)
Proceeds from sale of auction rate preferred securities	1,000	—
Purchases of property and equipment	(1,078)	(438)

Net cash used in investing activities	(251)	(1,233)

Cash flows from financing activities:
Net borrowings and payments under line of credit	—	500
Principal payments on long-term debt	(250)	(158)
Principal payments on long-term debt assumed in conjunction with the acquisition of ScheduleQ, LLC	—	(256)
Proceeds from exercise of options and warrants	29	302

Net cash provided by financing activities	(221)	388

Net increase (decrease) in cash and cash equivalents	788	(1,149)

Cash and cash equivalents at beginning of period	2,760	4,559

Cash and cash equivalents at end of period	$3,548	$3,410

Supplemental cash flow information
Cash paid for interest	$54	$190
Cash paid for taxes	$9	$8
Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on change in fair value of auction rate preferred securities	$110	$—
Property and equipment included in accounts payable	67	17
Contingent purchase price payments included in accounts payable	11	—
Issuance of common stock related to the acquisition of Benchmark Portal, Inc.	—	4,500
Issuance of long-term debt related to the acquisition of Benchmark Portal, Inc.	—	101
Warrants issued to lender for approval of BenchmarkPortal, Inc. acquisition	—	83
Issuance of common stock related to the acquisition of ScheduleQ, LLC	—	330
Issuance of long-term debt related to the acquisition of ScheduleQ, LLC	—	302
Assumption of long-term debt related to the acquisition of ScheduleQ, LLC	—	256
Cashless warrant exercise	—	189
Lender fee charged for approval of BenchmarkPortal Inc. acquisition applied to revolving credit facility	—	40
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	—	35

See accompanying notes to condensed consolidated financial statements

UCN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim financial statements of UCN, Inc. and its subsidiaries (collectively “UCN” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on April 1, 2008. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for year ended December 31, 2008. The Company’s significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2007 Annual Report on Form 10-K.

UCN’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand its service offerings, the costs of marketing its services and the level of sales of the Company’s current services. As of March 31, 2008, excluding current deferred revenue of $345,000 which will not require the use of cash, the Company had working capital of $494,000. As of December 31, 2007, excluding current deferred revenue of $338,000 which did not require the use of cash, the Company had working capital of $3.6 million. As of March 31, 2008, the Company also has access to additional available borrowings of $6.3 million under the Company’s revolving credit facility. Available borrowings are based primarily on outstanding accounts receivable. No funds have been drawn against this credit facility. UCN’s management believes that existing cash and cash equivalents, cash flow from operations, and available borrowings under the Company’s revolving credit facility, will be sufficient to meet the Company’s cash requirements during the next twelve months.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008. See Note 9 for discussion of fair value measurements and the impact on the Company’s condensed consolidated financial statements.

Fair Value Option—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008. As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Year-End Help for Expensing Employee Stock Options (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, Share-Based Payment, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The guidance in SAB 110 was adopted on January 1, 2008, and based on management’s assessment, the estimated term of the options used to determine the fair value of the options granted increased from 3.5 years to 4.4 years for standard options. This change in the estimated option term for standard plain vanilla options did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic earnings per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income or loss by the sum of the weighted average number of common shares plus the weighted average common stock equivalents which would arise from the exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period.

As a result of incurring a net loss for the three months ended March 31, 2008 and 2007, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding options and warrants to purchase a total of 5,222,000 and 5,341,000 shares of common stock at March 31, 2008 and 2007, respectively. The Company had convertible debt that was convertible into 1,127,000 shares of common stock at March 31, 2007. As of March 31, 2008, the Company had no convertible debt.

NOTE 4 – ACQUISITIONS

On February 9, 2007 and February 15, 2007, UCN completed the acquisitions of BenchmarkPortal, Inc. (“BenchmarkPortal”) and ScheduleQ, LLC (“ScheduleQ”), respectively. The Company accounted for both the BenchmarkPortal and ScheduleQ transactions using the purchase method of accounting and has included the operating results of each business in UCN’s condensed consolidated statements of operations since the respective date of each acquisition. Management allocated the purchase price to the acquired tangible and intangible assets and liabilities based on their respective fair values.

In addition to the amounts paid at closing of the BenchmarkPortal acquisition, UCN agreed to pay contingent purchase price payments to BenchmarkPortal stockholders in the following amounts:

•

$2.0 million of additional contingent purchase price cash payments to BenchmarkPortal stockholders in 36 equal monthly installments of $55,556, subject to adjustment if monthly recurring revenue during the payout period from customers’ accounts acquired in the transaction does not remain at certain levels which are adjusted for estimated attrition; and

•

Up to an additional $7.0 million maximum contingent quarterly earn out to BenchmarkPortal stockholders paid on a variable percentage of recurring revenue from the sale of Echo services in excess of $900,000 per quarter during the four-year period after the acquisition.

During the three months ended March 31, 2008, BenchmarkPortal stockholders earned a total of $178,000 in contingent purchase price payments that have been recorded as additional goodwill.

In addition to the amounts paid at closing of the ScheduleQ acquisition, UCN agreed to pay contingent purchase price payments to ScheduleQ members in the following amounts:

•	An earn out to be paid over a term of 48 months based on the number of licenses sold by UCN, with a minimum aggregate earn out payment of $100,000 and a maximum of $982,000.

During the three months ended March 31, 2008, former ScheduleQ members earned a total of $6,000 in contingent purchase price payments that have been recorded as additional goodwill.

The three months ended March 31, 2008 includes the acquired operations of both acquisitions. The following unaudited pro forma financial information presents the operating results for the three months ended March 31, 2007 as if both acquisitions had occurred at the beginning of that period (in thousands except per share data—unaudited).

Three months ended March 31, 2007
Net revenue	$20,251
Net loss	(1,702)
Basic and diluted net loss per share	$(0.06)

These pro forma results have been prepared for comparative purposes only and include certain adjustments, including additional amortization expense related to intangible assets acquired in the acquisitions, additional interest expense as a result of issuing the promissory notes and depreciation on certain items of equipment acquired. The results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective period, or of results to be achieved in the future.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued payroll and other compensation	$1,944	$1,192
Accrued payphone and carrier charges	634	626
Current portion of operating lease obligations	224	78
Accrued professional fees	119	94
Other	161	130

	$3,082	$2,120

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, UCN paid the Chairman of the Board of Directors (“Chairman”) $6,000 per month for consulting, marketing and capital raising activities.

Between September 2001 and January 2003, the Chairman provided three telecommunications carriers with his personal guaranty of payment up to $800,000. UCN has indemnified the Chairman for any losses for which he may become personally liable. In January and February 2008, UCN received notification that two of the three long distance carriers released the Chairman’s personal guaranty, resulting in one remaining personal guaranty totaling $250,000.

NOTE 7 – CAPITAL TRANSACTIONS

During the three months ended March 31, 2008, employees exercised options to purchase a total of 12,000 shares of common stock and the Company received total proceeds of $29,000.

NOTE 8 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”. UCN has allocated stock-based compensation expense to the respective departments based on where the employee’s regular compensation is charged as follows (in thousands):

	Three months ended March 31,
	2008	2007
Costs of revenue	$2	$1
Selling and promotion	130	74
General and administrative	212	107
Research and development	34	14

Total	$378	$196

UCN estimated the fair value of options granted under its employee stock-based compensation arrangements at the grant date using the Black-Scholes model. Upon adoption of SAB 110 on January 1, 2008, the Company increased the estimated term of the options, used to determine the fair value of standard options granted, from 3.5 years, which was based on the short cut method, to 4.4 years, which was based on historical option activity.

During the three months ended March 31, 2008 and 2007, there were 127,000 and 1,285,000 stock options granted, respectively. The weighted-average fair value of options granted during the three months ended March 31, 2008 and 2007 was $1.68 and $1.63, respectively. The range of exercise prices for the options granted during the three months ended March 31, 2008 and 2007 were $3.00 to $4.50 and $2.93 to $3.63, respectively.

As of March 31, 2008, there was $1.4 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under UCN’s stock option plans. The compensation cost is expected to be recognized over a weighted average period of .85 years.

NOTE 9 – AUCTION RATE PREFERRED SECURITIES

As of March 31, 2008 and December 31, 2007, the Company had investments in auction rate preferred securities (“ARPS”), which are classified as available-for-sale securities and reflected at fair value. At December 31, 2007, the ARPS were valued based on quoted market prices and classified as current assets. In January 2008, UCN sold $1.0 million of its ARPS at the quoted market prices, which was equal to the carrying value at December 31, 2007. Subsequent to the successful sale in January, the auction events for these instruments held by the Company failed during the first quarter of 2008. Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis as of March 31, 2008. This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction.

As a result of the temporary decline in fair value for the Company’s ARPS, which UCN attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $110,000 at March 31, 2008 to Accumulated other comprehensive loss. The ARPS held by the Company at March 31, 2008, totaling $890,000, were in AAA rated funds. Due to UCN’s belief that the market for these instruments may take in excess of twelve months to fully recover, the Company has reclassified these investments as noncurrent and has included them as Auction rate preferred securities on the unaudited Condensed Consolidated Balance Sheet at March 31, 2008. As of March 31, 2008, UCN continues to earn interest on its ARPS based on the original investment balance of $1.0 million. Any future fluctuation in fair value related to these instruments that UCN deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss. If UCN determines that any future valuation adjustment is other than temporary, it would record a charge to earnings as appropriate.

UCN adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) as of January 1, 2008 for financial instruments. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The ARPS were the Company’s only assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008. The Company has classified its investment in ARPS as a Level 3 investment as these securities have significant unobservable inputs. The fair value of the investment in ARPS as of March 31, 2008 was $890,000. Based on market conditions, the Company changed its valuation methodology for ARPS to a discounted cash flow analysis during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008 (in thousands):

Auction Rate Preferred Securities
Balance at January 1, 2008	$—
Transfers to Level 3	2,000
Total unrealized loss included in other comprehensive loss	(110)
Settlements	(1,000)

Balance at March 31, 2008	$890

NOTE 10 – COMPREHENSIVE LOSS

Comprehensive loss equaled net loss of $1,674,000 for the three months ended March 31, 2007. Comprehensive loss totaled $2,840,000 for the three months ended March 31, 2008 and included unrealized losses on auction rate preferred securities. The difference between net loss and comprehensive loss for the three months ended March 31, 2008 was as follows (in thousands):

Three Months Ended March 31, 2008
Net loss	$(2,730)
Unrealized loss on available for sale securities	(110)

Comprehensive loss	$(2,840)

NOTE 11 – SEGMENTS

Prior to January 1, 2008, UCN managed and reported its financial results based on two customer segments: inContact and Telecom. The inContact segment included all product revenues from customers using any inContact services as well as their long distance voice and data services. The previous Telecom segment included all voice and data long distance services provided to customers not utilizing any inContact services.

Effective January 1, 2008, UCN’s management changed the way it manages the business and accordingly, UCN is changing the way it reports segments to reflect sales based on its two primary product service segments. The new segments are Software as a Service (“SaaS”) and Telecom, which is different than the previously reported Telecom segment. The SaaS segment includes all revenues from providing automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing, call monitoring, and reporting to customers including UCN’s all-in-one inContact suite of services. The Telecom segment includes all voice and long distance services provided to customers regardless of their use of SaaS services listed above.

UCN’s performance is evaluated by its chief executive officer and other chief decision makers based on reviewing revenue and segment operating income (loss) information for each segment. UCN changed its operating and reporting structure to more effectively analyze the operating results of the different services offered by UCN. As its strategy continues to evolve, the way in which management views financial information to best evaluate performance and operating results may also change.

Operating segment revenues and profitability for the three months ended March 31, 2008 and 2007, revised to reflect the new segments, were as follows (in thousands):

	Three Months Ended March 31, 2008
	Telecom	SaaS	Consolidated
Revenue (1)	$15,511	$4,370	$19,881

Costs of revenue (excluding depreciation and amortization shown separately below)	10,415	93	10,508
Selling and promotion	1,409	2,785	4,194
General and administrative	3,426	2,035	5,461
Depreciation and amortization	713	739	1,452
Research and development	—	958	958

Loss from operations	$(452)	$(2,240)	$(2,692)

	Three Months Ended March 31, 2007
	Telecom	SaaS	Consolidated
Revenue (1)	$17,678	$2,142	$19,820

Costs of revenue (excluding depreciation and amortization shown separately below)	11,497	40	11,537
Selling and promotion	1,973	1,877	3,850
General and administrative	2,894	805	3,699
Depreciation and amortization	1,202	590	1,792
Research and development	—	428	428

Loss from operations	$112	$(1,598)	$(1,486)

(1)	SaaS segment revenue includes revenue from professional services of $256,000 and $193,000 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On April 4, 2008, UCN entered into an equipment leasing facility with an equipment financing company (“Lessor”). The effective date of the lease agreement was April 1, 2008. Under the terms of the leasing facility, the Lessor has agreed to provide the Company financing of $2.8 million to lease computer related equipment and software for UCN’s business operations, which the Lessor will lease to UCN in the form of a capital lease. The term of the facility is 30 months upon acceptance of the leased property by the Company. UCN made an initial deposit of $19,891 to establish the leasing facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of presentation

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2007 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in UCN’s 2007 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission.

Overview

UCN, Inc. (“we”, “us”, our”, “UCN” or the “Company”) offers a wide range of hosted contact handling and performance management software services, in addition to a variety of connectivity options for carrying an inbound call into its inContact™ suite of services or linking agents to inContact, including dedicated T1s, IP connectivity, toll free and local inbound numbers. We sell telecom services unbundled from our inContact service offering including: dedicated, switched, toll free, and data lines at competitive prices with superior service levels.

We are in the process of transitioning our business from being a pure telecom services provider to being a Software as a Service (“SaaS”) provider. Our SaaS offering to users consists primarily of on-demand, hosted, contact handling software we market as our inContact suite and business telecommunication services, which are delivered over our national Voice over Internet Protocol (“VoIP”) network or other connectivity options. Our inContact application suite includes an integrated package of advanced contact handling, reporting and administration applications as well as performance monitoring and management tools.

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

Results of Operations

Consolidated Revenue

Consolidated revenues increased $61,000 to $19.9 million for the three months ended March 31, 2008 from $19.8 million compared to the same period in 2007. This increase is primarily due to significant increases in SaaS segment revenue, which increased $2.2 million or 104% from the first quarter of 2007. The BenchmarkPortal acquisition in first quarter 2007 allowed us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ acquisition allowed us to provide our customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augmented our all-in-one hosted inContact solution and accounted for $527,000 of the $2.2 million increase in SaaS segment revenue. The increase is offset by decreased revenue in our Telecom segment, which was down $2.2 million or 12% compared to the same period in 2007. The decrease in our Telecom segment is due to expected attrition as we have focused our sales and marketing efforts on increasing customers in our SaaS segment.

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

Costs of revenue

Costs of revenue decreased $1.0 million or 9% to $10.5 million for the three months ended March 31, 2008 from $11.5 million for the same period in 2007. Consistent with other telecommunication companies, we do not include depreciation and amortization in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased five percentage points to 53% during the quarter compared to 58% in the same period in 2007. The decrease in our costs of revenue is primarily driven by a significant decline of $2.2 million in our Telecom segment revenue that has much lower margins than our SaaS technology products and services revenue. In addition to the decline in our long distance revenue, we have been successful in negotiating better terms with our long distance carriers and have moved long distance traffic from our legacy long distance network to our least cost routing technology. Our least cost routing technology routes calls in a manner that chooses the most economical path to terminate a call transaction. In addition to these measurers, we incurred very little costs to generate the $527,000 of additional revenue from the BenchmarkPortal and ScheduleQ acquisitions.

As noted above, we continue to focus most of our marketing efforts on promoting our SaaS segment technology services which carry significantly higher margins than the Telecom segment services. As a result, we expect continued improvements in margins from the sales of our inContact related technology services as we add higher gross margin SaaS segment revenue. We continue to support our telecom reseller channel that markets our telecom products to business users and encourage those resellers to refer inContact opportunities to us.

Selling and promotion

Selling and promotion expenses increased 9% or $344,000 to $4.2 million during the three months ended March 31, 2008 from $3.9 million during the same period in 2007 primarily due to an overall increase in the number of sales and lead generation activities related to expanding the inContact suite of services in the market. Additionally, our sales force grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions that were completed in the middle of the first quarter of 2007.

As noted above, we continue to focus most of our marketing efforts on promoting our inContact suite of services. As a result, we expect our selling and promotion expenses will continue to increase going forward as we continue expanding our inContact suite of services in the market.

General and administrative

General and administrative expenses for the three months ended March 31, 2008 increased 48% or $1.8 million to $5.5 million compared to $3.7 million in the same period in 2007. The increase is primarily due to an overall increase in salaries and benefits as we significantly increased the number of user support and new user implementation personnel during 2007 which has affected subsequent quarters. Our general and administrative staff also grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions that were completed during the middle of the first quarter of 2007. Legal and accounting costs also increased $410,000 related to the internal investigation and restatement of previously filed financial statements. Furthermore, we moved to a new office building in the fourth quarter of 2007 which resulted in increased facility costs for the three months ended March 31, 2008 as compared to the same period in 2007.

Depreciation and amortization

Depreciation and amortization expenses decreased 19% or $340,000 to $1.5 million during the three months ended March 31, 2008 from $1.8 million during the same period in 2007. The decrease is primarily due to a significant number of intangibles related to past acquisitions becoming fully amortized during 2007.

Research and Development

Research and development expenses increased 124% or $530,000 to $958,000 during the three months ended March 31, 2008 from $428,000 during the same period in 2007. The increase is primarily due to an increase in compensation expense due to the addition of new employees in our research and development department as we continue to develop new products for our inContact suite of services.

Other expense

Interest expense decreased $145,000 or 73% during the three months ended March 31, 2008 as compared to the same period in 2007. The decrease is primarily due to paying off the outstanding balance of our revolving credit facility in the third quarter of 2007 and the conversion of the ComVest Convertible Term Note in April 2007, thereby reducing the amount of debt on which interest is incurred.

Segment Reporting

Effective January 1, 2008, we began managing and reporting our financial results based on a product-based segment rather than a customer-based segment. The new segments are SaaS and Telecom. The SaaS segment includes all revenues from providing automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration, call recording, conferencing and reporting to customers including our all-in-one inContact suite of services. The Telecom segment includes all voice and long distance services provided to customers.

Prior to January 1, 2008, we managed and reported our financial results based on two customer segments: inContact and Telecom. The inContact segment included all revenues from customers using any inContact services as well as our long distance voice and data services. The Telecom segment included all voice and data long distance services provided to customers not utilizing any inContact services.

SaaS Segment Quarterly Results

The SaaS segment revenue increased by $2.2 million or 104% to $4.4 million from $2.2 million during the quarter ended March 31, 2008 compared to the same period in 2007. The increase is a result of the selling and promotional efforts we have undertaken to expand these services in the market. Revenue related to sales of services acquired in the BenchmarkPortal and Schedule Q acquisitions in February 2007 provided $1.1 million of revenue in the current quarter, an additional $527,000 of revenue as compared to the quarter ended March 31, 2007.

We continue to focus a significant amount of our resources in expanding our inContact suite of services in the market. As a result, selling and promotion expenses in the SaaS segment increased $910,000 million or 48% during the quarter compared to the same period in 2007. General and administrative expenses increased $1.2 million or 153% during the quarter ended March 31, 2008 compared to the same period in 2007 due primarily to a significant increase in the number of user support and new user implementation personnel hired during 2007 to support our SaaS products. We also continue to develop the services provided in the segment by investing in research and development. During the quarter ended March 31, 2008, we spent $958,000 in research and development costs as compared to $428,000 for the same period in 2007 and have capitalized an additional $440,000 of costs incurred during the quarter ended March 31, 2008 related to our internally developed software.

Telecom Segment Quarterly Results

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased 12% to $15.5 million during the current quarter compared to the same period in 2007. These decreases were primarily due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our SaaS revenue streams. With the decline in revenues from the segment, we reduced overall costs in the segment. Our costs of revenue decreased 9%, selling and promotion expenses decreased 29% and depreciation and amortization expenses decreased 41% during the current quarter compared to the same period in 2007. These decreases were offset by an 18% increase in general and administrative expenses due to the significant increase in consolidated general administrative expenses.

Liquidity and Capital Resources

We experienced net losses of $2.7 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively. The primary factors affecting operations during the current quarter were: 1) continued investments in the promotion and development of our inContact suite of services; 2) $1.5 million of depreciation and amortization; 3) additional legal and auditing expenses of $411,000 associated with the internal investigation and restatement of previously filed financial statements; and 4) $378,000 of non-cash stock-based compensation expense.

Our working capital surplus of $3.3 million at December 31, 2007 decreased to $149,000 at March 31, 2008. The decrease is primarily due to a $1.1 million increase in accounts payable and accrued liabilities, a $1.1 million dollar reduction in accounts receivable and a $890,000 reclassification of our investments from short-term to long-term. These factors were offset by a $788,000 increase in cash and cash equivalents.

During the quarter-ended March 31, 2008, we generated $1.3 million of cash from operations. We used $251,000 and $221,000 of this cash for investing and financing type activities, respectively, and had an overall net cash gain of $788,000 through March 31, 2008. The positive cash flow from operations is very encouraging for us as we continue a more aggressive marketing and promotion strategy of our SaaS products. The amount that we have invested in expanding UCN has provided additional network capacity and provides additional resources to help grow our SaaS product line.

In addition to our $3.5 million of cash and cash equivalents at March 31, 2008, we also have access to additional available borrowings under our revolving credit facility that expires in May 2010. The available borrowings under the revolving credit facility were $6.3 million at March 31, 2008, resulting in total cash and additional availability under the revolving credit facility of $9.8 million at the end of the quarter.

Our SaaS segment revenue increased to $4.4 million during the quarter ended March 31, 2008, a 104% increase from the same period in 2007. This increase was a result of the selling and promotion effort we have undertaken to increase demand for these products in the market. We expect to see continued revenue growth in the SaaS segment in 2008 and 2009 due to our aggressive selling and promotion strategy to expand the market for our inContact suite of services.

During the three months ended March 31, 2008, employees of UCN exercised options to purchase a total of 12,000 shares of common stock and the Company received total proceeds of $29,000.

Fair Value Measurements

As discussed in Note 9 to the unaudited condensed consolidated financial statements, we adopted the provisions of Statement 157 effective January 1, 2008. We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $890,000 at March 31, 2008.

Our auction rate preferred securities are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2008. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and recorded a temporary unrealized decline in fair value of $110,000, with an offsetting entry to Accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because they are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by the underlying marketable securities. In addition, our holdings of auction rate preferred securities represented only twenty percent of our total cash, cash equivalent, and investment balance at March 31, 2008, which we believe allows us sufficient time for the securities to return to full value. We will re-evaluate each of these factors as market conditions change in subsequent periods.

Critical accounting policies and estimates

A summary of our significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment, inventory valuation and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

Adoption of New Accounting Pronouncements

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008. See Note 9 for discussion of fair value measurements and the impact on our Company’s condensed consolidated financial statements.

Fair Value Option—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We elected not to measure any additional financial assets or liabilities at fair value at the time we adopted SFAS 159 on January 1, 2008. As a result, implementation of SFAS 159 had no impact on our condensed consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Year-End Help for Expensing Employee Stock Options (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, Share-Based Payment, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. We adopted SAB 110 on January 1, 2008 and based on our evaluation, the estimated term of the options used in determining the fair value of options granted increased from 3.5 years to 4.4 years for standard options. This change in the estimated option term for standard plain vanilla options did not have a material impact on our condensed consolidated financial statements. However, the change could become material depending on the number of options granted in future quarters.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have investments in auction rate preferred securities, which are classified as available-for-sale securities and reflected at fair value. Due primarily to instability in credit markets, we sold $1 million of these investments during the quarter, and ended the first quarter of 2008 with investments valued at a total of $890,000, which are classified in non current assets in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2008. Auction rate preferred securities held at December 31, 2007, were $2 million, all of which were classified as Short-term investments. For a complete discussion on auction rate preferred securities, including the Company’s methodology for estimating their fair value, see Note 9 to the unaudited condensed consolidated financial statements.

We are exposed to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at March 31, 2008 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2008. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and, as such, are not subject to foreign currency exchange rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, UCN’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.

In our annual report on Form 10-K for the year ended December 31, 2007, we reported that, as a result of the restatement of previously issued financial statements and the identification of certain material weaknesses in the internal controls over financial reporting described in that report, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of December 31, 2007. As described below in this Item 4, we took certain steps in the first quarter of 2008 to help remediate the material weaknesses in internal control over financial reporting that existed at the end of 2007. Additional steps have been taken after the end of the quarter. As the year progresses, we will evaluate the effectiveness of the remedial measures we have taken, and we will formulate and implement additional measures we believe to be appropriate or beneficial to the process of maintaining effective internal controls over financial reporting and, therefore, effective disclosure controls and procedures. As a result of these circumstances, our Chief Executive Officer and Chief Financial Officer could not conclude, in their assessment of the effectiveness of the design and operation of our disclosure controls, that our disclosure controls and procedures were effective as of March 31, 2008.

Nevertheless, based on the measures taken in the first quarter of 2008 and the processes and procedures that were followed after the end of the quarter in the preparation of the financial information presented in this report, we believe that the unaudited consolidated financial statements included in this report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

Changes in Internal Control over Financial Reporting

As previously disclosed in our 2007 annual report on Form 10-K, management concluded that our internal controls over financial reporting were not effective as of December 31, 2007. We further concluded that we had certain control deficiencies, described below, that constituted material weaknesses in our internal controls over financial reporting related to our control environment and financial reporting process.

Control Environment

We did not maintain an effective tone at the top that would have facilitated an effective control environment for internal control over financial reporting. This material weakness in our control environment was a result of the following control deficiencies:

•

We failed to establish a proper tone for internal control over financial reporting in 2006 and 2007 while we were transitioning from a traditional long distance reseller, which is our Telecom segment, to being a network applications provider that provides on-demand, hosted, contact handling software and related services, which was our inContact segment;

•

Members of senior management had the ability to override the proper functioning of our sales and provisioning process for our services, because we failed to recognize and segregate duties that are incompatible from the standpoint of establishing effective checks and balances between senior management; and

•

We did not establish a tone and control consciousness in the Company that fostered effective operation of our “open door” policy for encouraging employees to communicate issues or concerns with any member of senior management or that instilled in our employees a belief that senior management respected and valued the silent whistleblower process as an important tool for receiving information about UCN and our operations.

Financial Reporting Process

We identified certain control deficiencies in the financial reporting process as it related to segment reporting, that gave rise to a material weakness. The control deficiencies included the following:

•

We did not design and maintain effective financial processes to report and verify at the end of each reporting period that for each inContact customer there was a substantive contract for purchase of inContact Services, inContact services were being used or delivered and that an appropriate price was actually paid for those services after taking into consideration price adjustments or credits that were not reasonably related to other legitimate and customary sales practices, customer maintenance or Telecom service; and

•

We did not generate, for senior management and persons with responsibility for accounting controls, period-end financial reports on inContact service usage and total service price adjustments or credits on a comparative basis with inContact and Telecom revenue, so that senior management and persons with responsibility for accounting controls had the type of information that would enable them to reasonably be able to detect purported inContact service sales for which there was no or little service usage and/or inContact revenue that was completely or substantially offset by pricing adjustments or credits that were given to effect a spurious inContact sale.

Management’s Actions during the quarter ended March 31, 2008

During the quarter ended March 31, 2008, we began the process of implementing the following controls that management believes are reasonably likely to materially affect our internal control over financial reporting and that are intended to help address the material weaknesses described above:

•

We have segregated incompatible functions in the sales, pricing and provisioning processes. Duties for these functions have been segregated as follows: 1) One senior executive has the duty and authority to supervise sales activity; 2) UCN’s executive committee evaluates and approves pricing; 3) A different senior executive is responsible for reviewing and executing contracts brought by the sales department and oversee implementation of the contract; and 4) A third senior executive is responsible for ensuring all customer accounts have signed contracts;

•

We reformatted monthly reports so that senior management and persons responsible for accounting controls receive and review information on total service price adjustments or credits for each month during the period;

•

We have implemented annual training for our employees to enhance awareness and understanding of our standards and principles about the silent whistle blower program and the way we do business, contract with our customers, deliver our services and account for the revenue we receive.

We will test and evaluate the effectiveness of these new procedures and controls as the year progresses to determine whether they help remediate the material weaknesses described above. We are implementing additional controls in the second quarter of 2008. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

Other than the changes in internal controls described above, there were no other changes in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

UCN is the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these other matters will not have a material impact on the financial position, liquidity or results of operations of UCN.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by UCN, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in the 2007 Annual Report on Form 10-K and in subsequent reports on Form 10-Q under the Item 1A “Risk Factors,” actual results may differ from those in the forward-looking statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2008, UCN issued compensatory options to employees for the purchase a total of 112,500 shares of common stock at exercise prices ranging from $3.00 to $4.20 per share. The options are exercisable over a term of five years and vest in three annual equal installments. The options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

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

UCN, INC.

Date: May 9, 2008	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: May 9, 2008	By:	/s/ Brian S. Moroney
Brian S. Moroney
Principal Financial and Accounting Officer