Form 10-Q
period 2008-06-30
UCN INC
filed 2008-08-11
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

☐  Large accelerated filer            ☒  Accelerated filer             ☐  Non-accelerated filer             ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2008
Common Stock, $.0001 par value	31,065,228 shares

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,723	$2,760
Auction rate preferred securities (Note 10)	—	2,000
Accounts and other receivables, net of allowance for uncollectible accounts of $1,636 and $1,779, respectively	8,221	9,988
Other current assets	767	941

Total current assets	12,711	15,689

Property and equipment, net	7,106	6,375
Intangible assets, net	5,179	6,813
Goodwill	2,512	2,155
Auction rate preferred securities (Note 10)	890	—
Other assets	429	336

Total assets	$28,827	$31,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$716	$781
Trade accounts payable	6,899	7,713
Accrued liabilities	2,753	2,120
Accrued commissions	1,301	1,470
Deferred revenue	934	338

Total current liabilities	12,603	12,422

Long-term debt and capital lease obligations	3,119	746
Other long-term liabilities and deferred revenue	277	172

Total liabilities	15,999	13,340

Commitments and contingencies (Notes 4 and 6)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 31,065,228 and 31,015,593 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	69,528	68,738
Warrants and options outstanding	1,318	1,318
Accumulated deficit	(57,911)	(52,031)
Accumulated other comprehensive loss	(110)	—

Total stockholders’ equity	12,828	18,028

Total liabilities and stockholders’ equity	$28,827	$31,368

See accompanying notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$19,285	$19,975	$39,166	$39,795
Operating expenses:
Costs of revenue (excluding depreciation and amortization shown separately below)	10,362	11,128	20,870	22,665
Selling and promotion	4,286	4,102	8,480	7,952
General and administrative	5,164	4,164	10,625	7,862
Depreciation and amortization	1,440	1,495	2,892	3,288
Research and development	1,078	447	2,036	875

Total operating expenses	22,330	21,336	44,903	42,642

Loss from operations	(3,045)	(1,361)	(5,737)	(2,847)
Other income (expense):
Interest income	11	3	31	18
Interest expense	(113)	(202)	(168)	(402)

Total other expense	(102)	(199)	(137)	(384)

Loss before income taxes	(3,147)	(1,560)	(5,874)	(3,231)
Income tax expense	3	2	6	5

Net loss	$(3,150)	$(1,562)	$(5,880)	$(3,236)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.06)	$(0.19)	$(0.12)
Weighted average common shares outstanding:
Basic and diluted	31,039	28,166	31,033	27,243

See accompanying notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Warrants and Options Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2008	31,016	$3	$68,738	$1,318	$(52,031)	$—	$18,028
Common stock issued for options exercised (Note 8)	49	—	105	—	—	—	105
Stock-based compensation	—	—	685	—	—	—	685
Comprehensive loss:
Net loss	—	—	—	—	(5,880)	—
Unrealized loss on available-for-sale securities (Note 10)	—	—	—	—	—	(110)
Total comprehensive loss							(5,990)

Balance at June 30, 2008	31,065	$3	$69,528	$1,318	$(57,911)	$(110)	$12,828

See accompanying notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,880)	$(3,236)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,892	3,288
Amortization of note financing costs	15	379
Stock-based compensation	685	599
Warrants issued for consulting services	—	143
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts and other receivables, net	1,767	142
Other current assets	210	179
Other non-current assets	(103)	(259)
Trade accounts payable	(740)	(1,471)
Accrued liabilities	633	141
Accrued commissions	(169)	(171)
Deferred revenue and other long-term liabilities	701	(246)

Net cash provided by (used in) operating activities	11	(512)

Cash flows from investing activities:
Decrease in restricted cash	—	10
Acquisition of BenchmarkPortal, Inc.	—	(500)
Contingent purchase price payments	(357)	(172)
Direct acquisition costs	—	(245)
Proceeds from sale of auction rate preferred securities	1,000	—
Purchases of property and equipment	(1,317)	(1,299)

Net cash used in investing activities	(674)	(2,206)

Cash flows from financing activities:
Borrowings under line of credit	2,000	500
Principal payments on long-term debt	(479)	(265)
Principal payments on long-term debt assumed in conjunction with the acquisition of ScheduleQ, LLC	—	(256)
Proceeds from exercise of options and warrants	105	574

Net cash provided by financing activities	1,626	553

Net increase (decrease) in cash and cash equivalents	963	(2,165)
Cash and cash equivalents at beginning of period	2,760	4,559

Cash and cash equivalents at end of period	$3,723	$2,394

Supplemental cash flow information
Cash paid for interest	$54	$307
Cash paid for taxes	$9	$8
Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on change in fair value of auction rate securities	$110	$—
Property and equipment financed with short-term payables	$74	$52
Contingent purchase price payments included in accounts payable	—	$56
Property and equipment and other assets financed through capital leases	$787	—
Issuance of common stock related to the acquisition of Benchmark Portal, Inc.	—	$4,500
Issuance of long-term debt related to the acquisition of Benchmark Portal, Inc.	—	$101
Warrants issued to lender for approval of BenchmarkPortal, Inc. acquisition	—	$83
Issuance of common stock related to the acquisition of ScheduleQ, LLC	—	$330
Issuance of long-term debt related to the acquisition of ScheduleQ, LLC	—	$302
Assumption of long-term debt related to the acquisition of ScheduleQ, LLC	—	$256
Conversion of convertible term note at $3.00 per share for 1,126,664 shares of common stock	—	$3,380
Cashless warrant exercise	—	$189
Lender fee charged for approval of BenchmarkPortal Inc. acquisition applied to revolving credit facility	—	$40
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	—	$35

See accompanying notes to condensed consolidated financial statements

UCN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of UCN, Inc. and its subsidiaries (collectively “UCN” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on April 1, 2008. The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for year ended December 31, 2008. The Company’s significant accounting policies are set forth in Note 2 to the consolidated financial statements in the 2007 Annual Report on Form 10-K.

UCN’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to expand its service offerings, the costs of marketing its services and the level of sales of the Company’s current services. As of June 30, 2008, excluding current deferred revenue of $934,000 which will not require the use of cash, the Company had working capital of $1.0 million. As of December 31, 2007, excluding current deferred revenue of $338,000 which did not require the use of cash, the Company had working capital of $3.6 million. As of June 30, 2008, the Company also has access to additional available borrowings of $3.7 million under the Company’s revolving credit facility. Available borrowings are based primarily on outstanding accounts receivable less money drawn from the revolving credit facility. UCN’s management believes that existing cash and cash equivalents, cash flow from operations, and available borrowings under the Company’s revolving credit facility, will be sufficient to meet the Company’s cash requirements during the next twelve months.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008. See Note 10 for discussion of fair value measurements and the impact on the Company’s condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently assessing the impact of the adoption of FSP No. 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe implementation of SFAS 162 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

As a result of incurring a net loss for the three and six months ended June 30, 2008 and 2007, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding options and warrants to purchase a total of 5,625,000 and 5,409,000 shares of common stock at June 30, 2008 and 2007, respectively.

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

In addition to the amounts paid at closing of the BenchmarkPortal acquisition, UCN agreed to pay contingent purchase price payments to BenchmarkPortal stock holders in the following amounts:

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

During the three and six months ended June 30, 2008, BenchmarkPortal stockholders earned a total of $178,000 and $345,000, respectively, in contingent purchase price payments that have been recorded as additional goodwill.

In addition to the amounts paid at closing of the ScheduleQ acquisition, UCN agreed to pay contingent purchase price payments to ScheduleQ stockholders in the following amounts:

•	An earn out to be paid over a term of 48 months based on the number of licenses sold by UCN, with a minimum aggregate earn out payment of $100,000 and a maximum of $982,000.

During the three and six months ended June 30, 2008, former ScheduleQ stockholders earned a total of $6,000 and $12,000, respectively, in contingent purchase price payments that have been recorded as additional goodwill.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued payroll and other compensation	$1,480	$1,192
Accrued payphone and carrier charges	450	626
Current portion of deferred operating lease obligations	412	78
Accrued professional fees	250	94
Other	161	130

	$2,753	$2,120

NOTE 6 – LONG-TERM DEBT AND CAPITAL LEASES

The Company drew $2.0 million from its revolving credit note with ComVest Capital, LLC during the six months ended June 30, 2008. The revolving credit note bears interest at a fixed rate of nine percent (9.0%) and there are no requirements to repay outstanding principal payments until May 2010.

The Company entered into an equipment leasing facility with an equipment financing company (“Lessor”) in 2008. Under the terms of the leasing facility, the Lessor has agreed to provide the Company financing of $2.8 million to lease computer related equipment and software for UCN’s business operations, which the Lessor will lease to UCN in the form of a capital lease. The term of the facility is 30 months upon acceptance of the leased property by the Company. The calculated interest rate is subject to change based on changes in the Treasury yield, installation period of the lease and the residual value. UCN has utilized $787,000 of the leasing facility at June 30, 2008 to acquire computer related equipment and software which has been recorded to property and equipment and other assets and long-term debt and capital lease obligations.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2008, UCN paid the Chairman of the Board of Directors (“Chairman”) $6,000 per month for consulting, marketing and capital raising activities. During the three and six months ended June 30, 2007, UCN paid the Chairman $5,000 per month for consulting, marketing, and capital raising activities.

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

NOTE 8 – CAPITAL TRANSACTIONS

During the six months ended June 30, 2008, employees exercised options to purchase a total of approximately 49,000 shares of common stock and the Company received total proceeds of $105,000.

NOTE 9 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”. UCN has allocated stock-based compensation expense to the respective departments based on where the employee’s regular compensation is charged as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Costs of revenue	$2	$1	$4	$2
Selling and promotion	145	155	274	229
General and administrative	109	214	320	321
Research and development	51	33	87	47

Total	$307	$403	$685	$599

UCN estimated the fair value of options granted under its employee stock-based compensation arrangements at the grant date using the Black-Scholes model. Upon adoption of SAB 110 on January 1, 2008, the Company increased the estimated term of the options used to determine the fair value of standard options granted from 3.5 years, which was based on the short cut method, to 4.4 years, which was based on historical option activity.

During the six months ended June 30, 2008 and 2007, there were 679,000 and 1,342,000 stock options granted, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2008 and 2007 was $1.31 and $1.63, respectively. The range of exercise prices for the options granted during the six months ended June 30, 2008 and 2007 were $2.28 to $4.50 and $2.93 to $3.45, respectively.

As of June 30, 2008, there was $1.6 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under UCN’s stock option plans. The compensation cost is expected to be recognized over a weighted average period of 0.85 years.

NOTE 10 – AUCTION RATE PREFERRED SECURITIES

As of June 30, 2008 and December 31, 2007, the Company had investments in auction rate preferred securities (“ARPS”), which are classified as available-for-sale securities and reflected at fair value. At December 31, 2007, the ARPS were valued based on quoted market prices and classified as current assets. In January 2008, UCN sold $1.0 million of its ARPS at the quoted market prices, which was equal to the carrying value at December 31, 2007. Subsequent to the successful sale in January, the auction events for these instruments held by the Company failed during the first quarter of 2008 and have continued to fail during the second quarter of 2008. Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis as of June 30, 2008. This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction.

As a result of the temporary decline in fair value for the Company’s ARPS, which UCN attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $110,000 at June 30, 2008 to Accumulated other comprehensive loss. The ARPS held by the Company at June 30, 2008, totaling $890,000, were in AAA rated funds. Due to UCN’s belief that the market for these instruments may take in excess of twelve months to fully recover, the Company has reclassified these investments as noncurrent and has included them as Auction rate preferred securities on the unaudited Condensed Consolidated Balance Sheet at June 30, 2008. As of June 30, 2008, UCN continues to earn interest on its ARPS based on the original investment balance of $1.0 million. Any future fluctuation in fair value related to these instruments that UCN deems to be temporary, including any recoveries of previously recorded unrealized loss, would be recorded to Accumulated other comprehensive loss. If UCN determines that any future valuation adjustment is other than temporary, it would record a charge to earnings as appropriate.

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

The ARPS were the Company’s only assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008. The Company has classified its investment in ARPS as a Level 3 investment as these securities have significant unobservable inputs. The fair value of the investment in ARPS as of June 30, 2008 was $890,000. Based on market conditions, the Company changed its valuation methodology for ARPS to a discounted cash flow analysis during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008 and for the six months ended June 30, 2008 (in thousands):

Auction Rate Preferred Securities
Balance at January 1, 2008	$—
Transfers to Level 3	2,000
Total unrealized loss included in other comprehensive loss	(110)
Settlements	(1,000)

Balance at June 30, 2008	$890

There were no changes to Level 3 assets for the three months ended June 30, 2008.

NOTE 11 – COMPREHENSIVE LOSS

Comprehensive loss equaled net loss of $3,236,000 for the six months ended June 30, 2007. Comprehensive loss totaled $5,990,000 for the six months ended June 30, 2008 and included unrealized losses on auction rate preferred securities. The difference between net loss and comprehensive loss for the six months ended June 30, 2008 was as follows (in thousands):

Six months ended June 30, 2008
Net loss	$(5,880)
Unrealized loss on available for sale securities	(110)

Comprehensive loss	$(5,990)

NOTE 12 – SEGMENTS

Prior to January 1, 2008, UCN managed and reported its financial results based on two customer segments: inContact and Telecom. The inContact segment included all product revenues from customers using at least $100 of inContact services each month as well as their long distance voice and data services. The previous Telecom segment included all voice and data long distance services provided to customers not utilizing at least $100 of inContact services each month.

Effective January 1, 2008, UCN’s management changed the way it manages the business and accordingly, UCN is changing the way it reports segments to reflect sales based on its two primary product service segments. The new segments are Software as a Service (“SaaS”) and Telecom, which is different than the previously reported Telecom segment. The SaaS segment includes all revenues from UCN’s all-in-one inContact suite of services, including contact handling, agent optimization and customer experience improvement services. The Telecom segment includes all voice and long distance services provided to customers regardless of their use of SaaS services listed above.

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

Operating segment revenues and profitability for the three and six months ended June 30, 2008 and 2007, revised to reflect the new segments, were as follows (in thousands):

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Telecom	SaaS	Consolidated	Telecom	SaaS	Consolidated
Revenue (1)	$14,752	$4,533	$19,285	$16,471	$3,504	$19,975
Costs of revenue (excluding depreciation and amortization shown separately below)	10,251	111	10,362	11,058	70	11,128
Selling and promotion	1,311	2,975	4,286	1,683	2,419	4,102
General and administrative	3,116	2,048	5,164	2,995	1,169	4,164
Depreciation and amortization	724	716	1,440	800	695	1,495
Research and development	—	1,078	1,078	—	447	447

Loss from operations	$(650)	$(2,395)	$(3,045)	$(65)	$(1,296)	$(1,361)

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Telecom	SaaS	Consolidated	Telecom	SaaS	Consolidated
Revenue (2)	$30,263	$8,903	$39,166	$34,149	$5,646	$39,795
Costs of revenue (excluding depreciation and amortization shown separately below)	20,666	204	20,870	22,555	110	22,665
Selling and promotion	2,720	5,760	8,480	3,656	4,296	7,952
General and administrative	6,542	4,083	10,625	5,888	1,974	7,862
Depreciation and amortization	1,437	1,455	2,892	2,003	1,285	3,288
Research and development	—	2,036	2,036	—	875	875

Loss from operations	$(1,102)	$(4,635)	$(5,737)	$47	$(2,894)	$(2,847)

(1)	SaaS segment revenue includes professional services revenue of $218,000 and $256,000 for the three months ended June 30, 2008 and 2007, respectively.

(2)	SaaS segment revenue includes professional services revenue of $474,000 and $449,000 for the six months ended June 30, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We offer our users a set of traditional connectivity products, which include the dedicated voice T1 product, the Intelligent-T™, VoIP connectivity services and our switched 1+ services. In addition to long distance, toll-free, and other traditional telephone service, these connectivity options enable our users to connect to our VoIP Network and the complete set of inContact services we have available. Our users publish toll free and local inbound numbers to their customers enabling inbound calls to be handled directly or through the inContact applications embedded in the VoIP Network. Our distribution channels pursue multiple marketing avenues, including using independent agents, value-added resellers and direct and inside sales forces.

Results of Operations

Consolidated Revenue

Consolidated revenue decreased $690,000 to $19.3 million for the three months ended June 30, 2008 from $20.0 million for the same period in 2007. The decrease is due to a decrease of $1.7 million in Telecom segment revenue due to expected attrition. We have focused more of our sales and marketing efforts on increasing SaaS segment revenue which increased $1.0 million compared to the same period in 2007.

Consolidated revenues decreased $629,000 to $39.2 million for the six months ended June 30, 2008 from $39.8 million for the same period in 2007. This decrease is due to decreased revenue in our Telecom segment which was down $3.9 million or 11% compared to the same period in 2007. The decrease in our Telecom segment is due to expected attrition as we have focused our sales and marketing efforts on increasing customers in our SaaS segment. The decrease is offset by significant increases in SaaS segment revenue which increased $3.3 million or 58% from the same period in 2007. The BenchmarkPortal acquisition in first quarter 2007 allowed us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ acquisition allowed us to provide our customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augmented our all-in-one hosted inContact solution and accounted for $490,000 of the $3.3 million increase in SaaS segment revenue.

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

Costs of revenue

Costs of revenue decreased $766,000 or 7% to $10.4 million for the three months ended June 30, 2008 from $11.1 million for the same period in 2007. Consistent with other telecommunication companies, we do not include depreciation and amortization in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased two percentage points to 54% during the quarter compared to 56% in the same period in 2007. The decrease is primarily driven by a our transition in sales mix from Telecom segment revenue that has lower margins to our SaaS technology products and services revenue that has much higher margins.

Costs of revenue decreased $1.8 million or 8% to $20.9 million for the six months ended June 30, 2008 from $22.7 million for the same period in 2007. Consistent with other telecommunication companies, we do not include depreciation and amortization in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased four percentage points to 53% during the six months ended June 30, 2008 compared to 57% in the same period in 2007. The decrease in our costs of revenue is primarily driven by a significant decline of $3.9 million in our Telecom segment revenue that has much lower margins than our SaaS technology products and services revenue.

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

Selling and promotion

Selling and promotion expenses increased 4% or $184,000 to $4.3 million during the three months ended June 30, 2008 from $4.1 million during the same period in 2007. This increase is due to an overall increase in the number of sales and lead generation activities related to expanding the inContact suite of services in the market.

Selling and promotion expenses increased 7% or $528,000 to $8.5 million during the six months ended June 30, 2008 from $8.0 million during the same period in 2007 primarily due to an overall increase in the number of sales and lead generation activities related to expanding the inContact suite of services in the market. Additionally, our sales force grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions that were completed during the first quarter of 2007.

As noted above, we continue to focus most of our marketing efforts on promoting our inContact suite of services.

General and administrative

General and administrative expenses for the three months ended June 30, 2008 increased 24% or $1.0 million to $5.2 million compared to $4.2 million in the same period in 2007. The increase is due to an overall increase in salaries and benefits as we significantly increased the number of user support and new user implementation personnel during 2007 which has affected subsequent quarters. Accounting costs also increased related to the additional work required related to our internal control remediation efforts. Furthermore, we moved to a new office building in the fourth quarter of 2007 which resulted in increased facility costs for the three months ended June 30, 2008 as compared to the same period in 2007.

General and administrative expenses for the six months ended June 30, 2008 increased 35% or $2.7 million to $10.6 million compared to $7.9 million in the same period in 2007. The increase is due to an overall increase in salaries, benefits, recruiting and training costs as we significantly increased the number of user support and new user implementation personnel during 2007 which has affected subsequent quarters. Our general and administrative staff also grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions that were completed during the middle of the first quarter of 2007. Legal and accounting costs also increased approximately $600,000 related to the internal investigation, restatement of previously filed financial statements and increased costs related to our internal control material weaknesses. Furthermore, we moved to a new office building in the fourth quarter of 2007 which resulted in increased facility costs for the six months ended June 30, 2008 as compared to the same period in 2007.

Depreciation and amortization

Depreciation and amortization expenses decreased 4% or $55,000 to $1.4 million during the three months ended June 30, 2008 from $1.5 million during the same period in 2007. The decrease is driven by changes to intangibles related to past acquisitions becoming fully amortized during 2007 offset by an increase in depreciation expense for acquired property and equipment.

Depreciation and amortization expenses decreased 12% or $396,000 to $2.9 million during the six months ended June 30, 2008 from $3.3 million during the same period in 2007. The decrease is primarily due to a significant number of intangibles related to past acquisitions becoming fully amortized during the first quarter of 2007.

Research and Development

Research and development expenses increased 141% or $631,000 to $1.1 million during the three months ended June 30, 2008 from $447,000 during the same period in 2007. The increase is driven by an increase in compensation expense related to the addition of new employees in our research and development department as we continue to develop new products and enhance existing products for our inContact suite of services.

Research and development expenses increased 133% or $1.2 million to $2.0 million during the six months ended June 30, 2008 from $875,000 during the same period in 2007. The increase is due to an increase in compensation expense related to the addition of new employees in our research and development department as we continue to develop new products and enhance existing products for our inContact suite of services.

Other expense

Interest expense decreased $89,000 or 44% during the three months ended June 30, 2008 as compared to the same period in 2007. The decrease results from a lower outstanding balance on our revolving credit facility in 2008 as compared to 2007 and the conversion of the ComVest Convertible Term Note in April 2007, thereby reducing the amount of debt on which interest is incurred.

Interest expense decreased $234,000 or 58% during the six months ended June 30, 2008 as compared to the same period in 2007. The decrease is due to paying off the outstanding balance of our revolving credit facility in the third quarter of 2007 and the conversion of the ComVest Convertible Term Note in April 2007, thereby reducing the amount of debt on which interest is incurred. The decrease was partially offset by interest expense incurred from drawing $2.0 million from our revolving credit facility in the second quarter of 2008.

Segment Reporting

Effective January 1, 2008, we began managing and reporting our financial results based on a product-based segment rather than a customer-based segment. The new segments are SaaS and Telecom. The SaaS segment includes all revenues from UCN’s all-in-one inContact suite of services, including contact handling, agent optimization and customer experience improvement services. The Telecom segment includes all voice and long distance services provided to customers.

Prior to January 1, 2008, we managed and reported our financial results based on two customer segments: inContact and Telecom. The inContact segment included all revenues from customers using at least $100 of inContact services each month as well as our long distance voice and data services. The Telecom segment included all voice and data long distance services provided to customers not utilizing at least $100 of inContact services each month.

SaaS Segment Quarterly Results

The SaaS segment revenue increased by $1.0 million or 29% to $4.5 million from $3.5 million during the three months ended June 30, 2008 compared to the same period in 2007. The increase is a result of the selling and promotional efforts we have undertaken to expand these services in the market.

We continue to focus a significant amount of our resources in expanding our inContact suite of services in the market. As a result, selling and promotion expenses in the SaaS segment increased $556,000 or 23% during the quarter compared to the same period in 2007. General and administrative expenses increased $878,000 or 75% during the quarter ended June 30, 2008 compared to the same period in 2007 due primarily to a significant increase in the number of user support and new user implementation personnel hired during 2007 to support our SaaS products. We also continue to develop the services provided in the segment by investing in research and development. During the quarter ended June 30, 2008, we spent $1.1 million in research and development costs as compared to $447,000 for the same period in 2007 and have capitalized an additional $365,000 of costs incurred during the quarter ended June 30, 2008 related to our internally developed software.

The SaaS segment revenue increased by $3.3 million or 58% to $8.9 million during the six months ended June 30, 2008 compared to $5.6 million for the same period in 2007. The increase is a result of the selling and promotional efforts we have undertaken to expand these services in the market. Revenue related to sales of services acquired in the BenchmarkPortal and Schedule Q acquisitions in February 2007 provided $2.1 million of revenue in the current six months ended June 30, 2008, an additional $490,000 of revenue as compared to the six months ended June 30, 2007.

We continue to focus a significant amount of our resources in expanding our inContact suite of services in the market. As a result, selling and promotion expenses in the SaaS segment increased $1.5 million or 34% during the six months ended June 30, 2008 compared to the same period in 2007. General and administrative expenses increased $2.1 million or 107% during the six months ended June 30, 2008 compared to the same period in 2007 due primarily to a significant increase in the number of user support and new user implementation personnel hired during 2007 to support our SaaS products. We also continue to develop the services provided in the segment by investing in research and development. During the six months ended June 30, 2008, we spent $2.0 million in research and development costs as compared to $875,000 for the same period in 2007 and have capitalized an additional $779,000 of costs incurred during the six months ended June 30, 2008 related to our internally developed software.

Telecom Segment Quarterly Results

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased 10% to $14.8 million during the quarter ended June 30, 2008 compared to the same period in 2007. This decrease was due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our SaaS revenue streams. With the decline in revenues from the segment, we reduced overall costs in the segment. Our costs of revenue decreased 7%, selling and promotion expenses decreased 22%, and depreciation and amortization expenses decreased 10% during the current quarter compared to the same period in 2007. These decreases were offset by a 4% increase in general and administrative expenses due to the significant increase in consolidated general administrative expenses.

Telecom segment revenue decreased 11% to $30.3 million during the six months ended June 30, 2008 compared to the same period in 2007. This decrease was due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our SaaS revenue streams. With the decline in revenues from the segment, we reduced overall costs in the segment. Our costs of revenue decreased 8%, selling and promotion expenses decreased 26% and depreciation and amortization expenses decreased 28% during the six months ended June 30, 2008 compared to the same period in 2007. These decreases were offset by an 11% increase in general and administrative expenses due to the significant increase in consolidated general administrative expenses.

Liquidity and Capital Resources

We experienced net losses of $5.9 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively. The primary factors affecting operations during the quarter were: 1) $2.9 million of depreciation and amortization; 2) additional legal and auditing expenses of approximately $600,000 associated with the internal investigation, restatement of previously filed financial statements and remediation efforts associated with our material weaknesses; and 3) $685,000 of non-cash stock-based compensation expense.

Our working capital surplus of $3.3 million at December 31, 2007 decreased to $108,000 at June 30, 2008. The decrease is primarily due to a $1.8 million dollar reduction in accounts receivable, a $596,000 increase in deferred revenue and a $890,000 reclassification of our investments from short-term to long-term. These factors were offset by a $963,000 increase in cash and cash equivalents and a decrease of $181,000 in accounts payable and accrued liabilities.

During the six months ended June 30, 2008, we generated $11,000 and $1.6 million of cash from operations and financing activities, respectively. We obtained cash from financing activities primarily by borrowing from our revolving credit facility. During the six months ended June 30, 2008, we used $674,000 of cash in investing activities to acquire property and equipment which was offset by proceeds from selling a portion of our auction-rate preferred securities. We had an overall net cash gain of $963,000 through June 30, 2008. The positive cash flow from operations is very encouraging for us as we continue a more aggressive marketing and promotion strategy of our SaaS products. The amount that we have invested in expanding UCN has provided additional network capacity and provides additional resources to help grow our SaaS product line.

In addition to our $3.7 million of cash and cash equivalents at June 30, 2008, we also have access to additional available borrowings under our revolving credit facility that expires in May 2010. The available borrowings under the revolving credit facility were $3.7 million at June 30, 2008, resulting in total cash and additional availability under the revolving credit facility of $7.4 million at June 30, 2008.

Our SaaS segment revenue increased to $8.9 million during the six months ended June 30, 2008, a 58% increase from the same period in 2007. This increase was a result of the selling and promotion efforts we have undertaken to increase demand for these products in the market. We expect to see continued revenue growth in the SaaS segment in 2008 and 2009.

During the six months ended June 30, 2008, employees of UCN exercised options to purchase a total of 49,000 shares of common stock and the Company received total proceeds of $105,000.

Fair Value Measurements

        As discussed in Note 10 to the unaudited condensed consolidated financial statements, we adopted the provisions of Statement 157 effective January 1, 2008. We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $890,000 at June 30, 2008.

        Our auction rate preferred securities are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of June 30, 2008. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and have recorded a temporary unrealized decline in fair value of $110,000 for the six months ended June 30, 2008, with an offsetting entry to Accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because they are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by the underlying marketable securities. In addition, our holdings of auction rate preferred securities represented only nineteen percent (19%) of our total cash, cash equivalent, and investment balance at June 30, 2008, which we believe allows us sufficient time for the securities to return to original full value. We will re-evaluate each of these factors as market conditions change in subsequent periods.

Critical accounting policies and estimates

A summary of our significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008. See Note 10 for discussion of fair value measurements and the impact on our Company’s condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not believe implementation of SFAS 162 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years, and interim periods within those fiscal years, for us beginning on January 1, 2009. We do not expect that the adoption of SFAS 163 will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. We are currently assessing the impact of the adoption of FSP No. 142-3 on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have investments in auction rate preferred securities, which are classified as available-for-sale securities and reflected at fair value. Due primarily to instability in credit markets, we sold $1 million of these investments during the first quarter, and ended the second quarter of 2008 with investments valued at a total of $890,000, which are classified in non current assets in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2008. Auction rate securities held at December 31, 2007, were $2 million, all of which were classified as Short-term investments. For a complete discussion on auction rate securities, including the Company’s methodology for estimating their fair value, see Note 10 to the unaudited condensed consolidated financial statements.

We are exposed to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at June 30, 2008 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2008. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and, as such, are not subject to foreign currency exchange rate risk.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, UCN’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Because of the material weaknesses in the Company’s internal controls over financial reporting described below, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective as of June 30, 2008.

In our annual report on Form 10-K for the year ended December 31, 2007, we reported that our disclosure controls and procedures were not effective as of December 31, 2007. As described in our quarterly report on Form 10-Q for the quarter ended March 31, 2008, we had taken measures to remediate the material weaknesses in the first quarter of 2008. In the course of evaluating and testing the measures taken in the first quarter, management determined that additional changes in the control environment would likely bolster the measures taken to address the material weaknesses in our control environment and financial reporting process that existed at December 31, 2007. Specifically, we have taken the actions described below under “Changes in Internal Control Over Financial Reporting” to remediate the material weaknesses in our internal control over financial reporting. These changes have been implemented as of June 30, 2008; however, management believes these remedial measures need more time to mature for a proper evaluation of the effectiveness of such remedial measures. As the year progresses, we will evaluate the effectiveness of the remedial measures we have taken, and we may formulate and implement additional measures if we determine additional measures will be appropriate or beneficial to the process of maintaining effective internal controls over financial reporting and, therefore, effective disclosure controls and procedures.

We have made progress toward achieving effectiveness at a reasonable assurance level in our disclosure controls and procedures. We continue to strive to improve our disclosure controls and procedures to enable us to provide complete and accurate public disclosure on a timely basis. Management believes that the material weakness relating to our disclosure controls will be remediated once we have remediated the material weakness in our control environment and financial reporting process. We are striving to remediate these two material weaknesses on or before September 30, 2008.

Nevertheless, based on the measures taken in the first and second quarters of 2008 and the processes and procedures that were followed after the end of the second quarter in the preparation of the financial information presented in this report, we believe that the unaudited consolidated financial statements included in this report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The following are changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Management’s Actions during the quarter ended June 30, 2008

During the quarter ended June 30, 2008, we implemented the following controls that management believes are reasonably likely to materially affect our internal control over financial reporting and that are intended to help address the material weaknesses described above.

•

We hired a Vice President of Treasury and Financial Reporting and an Assistant Controller. Both of these individuals are licensed Certified Public Accountants and were hired, in part, due to their knowledge and experience with internal controls over financial reporting and revenue recognition.

•

We made significant enhancements to the role of our Risk Assessment Committee. Specifically, our Risk Assessment Committee meets to monitor and identify specific fraud risks relating to the Company’s financial reporting. The Committee is chaired by the Company’s Chief Financial Officer and employees from various functional departments and levels within the Company are required to attend. The focus of the Risk Assessment Committee is to use the knowledge and insight of various Company employees to better identify fraud risks over financial reporting that are applicable specifically to the Company’s business and discuss appropriate actions to mitigate such fraud risks and monitor those actions.

•

On a monthly basis, the Finance Department reviews all executed SaaS contracts to determine whether revenue has been properly recognized in accordance with applicable accounting standards. Contracts are also reviewed to monitor the Company’s established policy that segregates incompatible functions in the sales, pricing and provisioning processes.

•

We have quarterly revenue recognition meetings to clarify and communicate the revenue recognition process from the initiation of a sale until it is reported in the financial statements. These meetings are held with members of the Billing, Finance, Implementation, Products, and Sales Departments.

•

We formally adopted the practice of assessing management’s maintenance of effective internal controls over financial reporting as part of our annual performance measure. We believe establishing a formal and direct link between this function and the evaluation of management’s performance, which affects compensation, reinforces our view that effective controls over financial reporting are a significant part of management’s job that should be evaluated as an important element of overall performance. We believe this practice is reasonably likely to materially affect our internal control over financial reporting because of the direct impact on the control environment at the management level.

We will test and evaluate the procedures and controls implemented in the first two quarters of 2008 as the year progresses to determine whether they effectively remediate the material weaknesses described above. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

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

On June 23, 2008, UCN issued compensatory options to two employees for the purchase a total of 150,000 shares of common stock at an exercise price of $2.28 per share. The options are exercisable over a term of five years and vest in three annual equal installments. The options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 5.	OTHER INFORMATION

On August 5, 2008, the Board of Directors approved, upon recommendation of the Compensation Committee, an Executive Officer Bonus Plan for the third and fourth quarters of 2008. The participants in the plan are Paul Jarman, Chief Executive Officer, Brian Moroney, Executive Vice President and Chief Financial Officer, Scott Welch, Executive Vice President and Chief Operating Officer, Rudy Vidal, Executive Vice President and Chief Customer Officer and Frank Maylett, Executive Vice President of Sales.

The plan is a variable cash based incentive plan under which bonus is earned based on achieving stated performance targets. The sole performance factor measured under the plan for the applicable periods is UCN’s consolidated cumulative gross margin (revenue less costs of revenue, excluding depreciation and amortization) as of the end of the third and fourth calendar quarters of 2008. The gross margin targets are set at levels based on UCN’s budget for the applicable periods, which are targets the Compensation Committee believes are likely to be achieved, but not assured. Our Chief Executive Officer and Chief Financial Officer, together with other management personnel, have significant participation in formulating the budget approved by the Board, and also participate in formulating bonus compensation proposals submitted to the Compensation Committee for consideration. However, the decision on the form and substance of the bonus plan is made by the Compensation Committee and ratified by the Board.

UCN must achieve 100% of the gross margin target for the applicable period in order for each participant to earn the maximum bonus payment. If UCN does not achieve at least 80% of the gross margin target for the applicable period, no bonus is paid for that period and cannot be recouped on the basis for cumulative performance in later periods. If 80% of the gross margin target is achieved, each participant will earn 50% of the maximum bonus payment. If more than 80%, but less than 100%, of the gross margin target is achieved, the amount of the bonus payment increases proportionately (2.5% more of bonus payment for each 1.0% increase in the gross margin target achieved).

The following table shows the maximum bonus that may be earned for the participating executive officers under the plan if the cumulative gross margin target for third and fourth quarters of 2008 is achieved, and assuming UCN achieves 80% and 90% of the target.

	Q3 Bonus Payment Assuming
Name	80% of Target Achieved	90% of Target Achieved	100% of Target Achieved
Paul Jarman	$15,750	$23,625	$31,500
Brian Moroney	$11,250	$16,875	$22,500
Scott Welch	$11,250	$16,875	$22,500
Rudy Vidal	$7,650	$11,475	$15,300
Frank Maylett	$7,313	$10,969	$14,625

	Q4 Bonus Payment Assuming
Name	80% of Target Achieved	90% of Target Achieved	100% of Target Achieved
Paul Jarman	$18,375	$27,563	$36,750
Brian Moroney	$13,125	$19,688	$26,250
Scott Welch	$13,125	$19,688	$26,250
Rudy Vidal	$8,925	$13,388	$17,850
Frank Maylett	$8,531	$12,797	$17,063

The Compensation Committee believes gross margin is an important performance measure. UCN manages its business and reports financial results based on product-based segments; software as a service (SaaS) and Telecom. The SaaS segment includes all revenues from providing automatic call distribution, interactive voice response, data storage, email, chat, computer telephony integration call recording, conferencing and reporting to customers including our all-in-one inContact suite of services. The Telecom segment includes all voice and long distance services provided to customers. Since the end of 2005, UCN has focused its business development and marketing efforts on promoting the SaaS segment technology services, which carry significantly higher margins than the Telecom segment services. Accordingly, we believe the amount of consolidated gross margin is a meaningful indicator of executive officer performance in achieving UCN’s business goals, because increasing gross margin indicates increasing revenue from higher margin SaaS revenue. The Compensation Committee believes the plan will foster performance in this area by tying bonus to gross margin targets.

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

UCN, INC.

Date: August 11, 2008	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: August 11, 2008	By:	/s/ Brian S. Moroney
Brian S. Moroney Principal Financial and Accounting Officer