Form 10-Q
period 2008-09-30
UCN INC
filed 2008-11-10
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2008
Common Stock, $.0001 par value	31,065,228 shares

UCN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,139	$2,760
Auction rate preferred securities (Note 10)	700	2,000
Accounts and other receivables, net of allowance for uncollectible accounts of $1,564 and $1,779, respectively	9,215	9,988
Other current assets	776	941

Total current assets	14,830	15,689
Property and equipment, net	7,097	6,375
Intangible assets, net	4,301	6,813
Goodwill	2,685	2,155
Auction rate preferred securities (Note 10)	250	—
Other assets	477	336

Total assets	$29,640	$31,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$791	$781
Trade accounts payable	6,617	7,713
Accrued liabilities	3,311	2,120
Accrued commissions	1,282	1,470
Deferred revenue	875	338

Total current liabilities	12,876	12,422
Long-term debt and capital lease obligations	5,185	746
Other long-term liabilities and deferred revenue	386	172

Total liabilities	18,447	13,340

Commitments and contingencies (Notes 4 and 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 31,065,228 and 31,015,593 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	69,872	68,738
Warrants and options outstanding	1,318	1,318
Accumulated deficit	(59,950)	(52,031)
Accumulated other comprehensive loss	(50)	—

Total stockholders’ equity	11,193	18,028

Total liabilities and stockholders’ equity	$29,640	$31,368

See accompanying notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$19,803	$19,628	$58,969	$59,422
Operating expenses:
Costs of revenue (excluding depreciation and amortization shown separately below)	10,242	10,931	31,112	33,595
Selling and promotion	4,040	3,883	12,520	11,835
General and administrative	4,757	4,574	15,382	12,436
Depreciation and amortization	1,609	1,453	4,501	4,740
Research and development	1,046	674	3,082	1,549

Total operating expenses	21,694	21,515	66,597	64,155

Loss from operations	(1,891)	(1,887)	(7,628)	(4,733)
Other income (expense):
Interest income	10	3	41	22
Interest expense	(155)	(126)	(323)	(529)

Total other expense	(145)	(123)	(282)	(507)

Loss before income taxes	(2,036)	(2,010)	(7,910)	(5,240)
Income tax expense	3	9	9	14

Net loss	$(2,039)	$(2,019)	$(7,919)	$(5,254)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.07)	$(0.26)	$(0.19)
Weighted average common shares outstanding:
Basic and diluted	31,065	28,908	31,044	27,804

See accompanying notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

			Additional Paid-in Capital	Warrants and Options Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2008	31,016	$3	$68,738	$1,318	$(52,031)	$—	$18,028
Common stock issued for options exercised (Note 8)	49	—	105	—	—	—	105
Stock-based compensation	—	—	1,029	—	—	—	1,029
Comprehensive loss:
Net loss	—	—	—	—	(7,919)	—
Unrealized loss on available-for-sale securities (Note 10)	—	—	—	—	—	(50)
Total comprehensive loss							(7,969)

Balance at September 30, 2008	31,065	$3	$69,872	$1,318	$(59,950)	$(50)	$11,193

See accompanying notes to condensed consolidated financial statements

UCN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,919)	$(5,254)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,501	4,740
Amortization of note financing costs	23	142
Stock-based compensation	1,029	986
Warrants issued for consulting services	—	184
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts and other receivables, net	773	327
Other current assets	201	(215)
Other non-current assets	(159)	210
Trade accounts payable	(978)	(977)
Accrued liabilities	1,191	683
Accrued commissions	(188)	(163)
Deferred revenue and other long-term liabilities	751	(264)

Net cash provided by (used in) operating activities	(775)	399

Cash flows from investing activities:
Decrease in restricted cash	—	10
Acquisition of BenchmarkPortal, Inc.	—	(500)
Contingent purchase price payments	(530)	(352)
Direct acquisition costs	—	(281)
Proceeds from sale of auction rate preferred securities	1,000	—
Purchase of intangible asset	(52)	—
Purchases of property and equipment	(1,710)	(1,726)

Net cash used in investing activities	(1,292)	(2,849)

Cash flows from financing activities:
Borrowings (payments) under line of credit	4,000	(3,333)
Principal payments on long-term debt	(659)	(437)
Principal payments on long-term debt assumed in conjunction with the acquisition of ScheduleQ, LLC	—	(256)
Proceeds from exercise of options and warrants	105	728
Proceeds from shelf registration, net of offering costs	—	7,870

Net cash provided by financing activities	3,446	4,572

Net increase in cash and cash equivalents	1,379	2,122
Cash and cash equivalents at beginning of period	2,760	4,559

Cash and cash equivalents at end of period	$4,139	$6,681

Supplemental cash flow information
Cash paid for interest	$324	$401
Cash paid for taxes	$9	$8
Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on change in fair value of auction rate securities	$50	$—
Property and equipment financed with short-term payables	118	113
Contingent purchase price payments included in accounts payable	—	56
Property and equipment and other assets financed through capital leases	1,108	667
Issuance of common stock related to the acquisition of BenchmarkPortal, Inc.	—	4,500
Issuance of long-term debt related to the acquisition of BenchmarkPortal, Inc.	—	100
Warrants issued to lender for approval of BenchmarkPortal, Inc. acquisition	—	83
Issuance of common stock related to the acquisition of ScheduleQ, LLC	—	330
Issuance of long-term debt related to the acquisition of ScheduleQ, LLC	—	302
Assumption of long-term debt related to the acquisition of ScheduleQ, LLC	—	256
Conversion of convertible term note at $3.00 per share for 1,126,664 shares of common stock	—	3,380
Cashless warrant exercise	—	189
Lender fee charged for approval of BenchmarkPortal Inc. acquisition applied to revolving credit facility	—	40
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	—	35

See accompanying notes to condensed consolidated financial statements

UCN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of UCN, Inc. and its subsidiaries (collectively “UCN” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on April 1, 2008. The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008. The Company’s significant accounting policies are set forth in Note 2 to the consolidated financial statements in the 2007 Annual Report on Form 10-K.

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

NOTE 3 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic earnings per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income or loss by the sum of the weighted average number of common shares plus the weighted average common stock equivalents, which would arise from the exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period.

As a result of incurring a net loss for the three and nine months ended September 30, 2008 and 2007, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding options and warrants to purchase a total of 5,817,000 and 5,459,000 shares of common stock at September 30, 2008 and 2007, respectively.

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

During the three and nine months ended September 30, 2008, BenchmarkPortal stockholders earned a total of $167,000 and $512,000, respectively, in contingent purchase price payments that have been recorded as additional goodwill.

In addition to the amounts paid at closing of the ScheduleQ acquisition, UCN agreed to pay contingent purchase price payments to ScheduleQ stockholders over a term of 48 months based on the number of licenses sold by UCN, with a minimum aggregate earn out payment of $100,000 and a maximum of $982,000.

During the three and nine months ended September 30, 2008, former ScheduleQ stockholders earned a total of $6,000 and 18,000, respectively, in contingent purchase price payments that have been recorded as additional goodwill.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued payroll and other compensation	$1,958	$1,192
Accrued payphone and carrier charges	421	626
Current portion of deferred operating lease obligations	473	78
Accrued professional fees	311	94
Other	148	130

	$3,311	$2,120

NOTE 6 – LONG-TERM DEBT AND CAPITAL LEASES

The Company drew $4.0 million from its revolving credit note with ComVest Capital, LLC during the nine months ended September 30, 2008. The revolving credit note bears interest at a fixed rate of nine percent (9.0%) and there are no requirements to repay outstanding principal payments until May 2010.

The Company entered into an equipment leasing facility with an equipment financing company (“Lessor”) in 2008. Under the terms of the leasing facility, the Lessor has agreed to provide the Company financing of $2.8 million to lease computer related equipment and software for UCN’s business operations, which the Lessor will lease to UCN in the form of a capital lease. The term of the facility is 30 months upon acceptance of the leased property by the Company. The calculated interest rate is subject to change based on changes in the Treasury yield, installation period of the lease and the residual value. UCN has utilized $1.1 million of the leasing facility at September 30, 2008 to acquire computer related equipment and software which has been recorded to property and equipment and other assets and long-term debt and capital lease obligations.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three and nine month periods ended September 30, 2008, UCN paid the Chairman of the Board of Directors (“Chairman”) $6,000 per month for consulting and marketing activities. During the three and nine month periods ended September 30, 2007, UCN paid the Chairman $5,000 per month for consulting and marketing activities.

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

NOTE 8 – CAPITAL TRANSACTIONS

During the nine months ended September 30, 2008, employees exercised options to purchase a total of approximately 49,000 shares of common stock and the Company received total proceeds of $105,000.

NOTE 9 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”. UCN has allocated stock-based compensation expense to the respective departments based on where the employee’s regular compensation is charged as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Costs of revenue	$1	$3	$5	$5
Selling and promotion	176	109	450	338
General and administrative	109	231	429	552
Research and development	58	44	145	91

Total	$344	$387	$1,029	$986

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

During the nine months ended September 30, 2008 and 2007, there were 903,250 and 1,509,000 stock options granted, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2008 and 2007 was $1.21 and $1.65, respectively. The range of exercise prices for the options granted during the nine months ended September 30, 2008 and 2007 were $2.00 to $4.50 and $2.93 to $4.45, respectively.

As of September 30, 2008, there was $1.5 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under UCN’s stock option plans. The compensation cost is expected to be recognized over a weighted average period of 0.81 years.

NOTE 10 – AUCTION RATE PREFERRED SECURITIES

As of September 30, 2008 and December 31, 2007, the Company had investments in auction rate preferred securities (“ARPS”), which are classified as available-for-sale securities and reflected at fair value. At December 31, 2007, the ARPS were valued based on quoted market prices and classified as current assets. In January 2008, UCN sold $1.0 million of its ARPS at the quoted market prices, which was equal to the carrying value at December 31, 2007. Subsequent to the successful sale in January, the auction events for these instruments held by the Company failed during the first quarter of 2008 and have continued to fail during the second and third quarters of 2008. Due to the failed auctions, the par value of the ARPS will not be available to the Company until a successful auction occurs, a buyer is found outside the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, the fair values of these securities were estimated utilizing a discounted cash flow analysis as of September 30, 2008. This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction.

As a result of the temporary decline in fair value for the Company’s ARPS, the Company has recorded an unrealized loss of $50,000 at September 30, 2008 to Accumulated other comprehensive loss. The ARPS held by the Company at September 30, 2008, totaling $950,000, were in AAA rated funds, so the Company attributes the decline entirely to liquidity issues, not credit issues. As disclosed in Note 13, due to the redemption and announced redemption of ARPS in October 2008, the Company has classified $700,000 of these investments as current and the remaining $250,000 as noncurrent and has included them as “Auction rate preferred securities” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2008. As of September 30, 2008, UCN continues to earn interest on its ARPS based on the original investment balance of $1.0 million. Any future fluctuation in fair value related to these instruments that UCN deems to be temporary, including any recoveries of previously recorded unrealized loss, would be recorded to “Accumulated other comprehensive loss.” If UCN determines that any future valuation adjustment is other than temporary, it would record a charge to earnings as appropriate.

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

The ARPS were the Company’s only assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008. The Company has classified its investment in ARPS as a Level 3 investment as these securities have significant unobservable inputs. The fair value of the investment in ARPS as of September 30, 2008 was $950,000. Based on market conditions, the Company changed its valuation methodology for ARPS to a discounted cash flow analysis during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008 and for the nine months ended September 30, 2008 (in thousands):

Auction Rate Preferred Securities
Balance at January 1, 2008	$—
Transfers to Level 3	2,000
Total unrealized loss included in other comprehensive loss	(50)
Settlements	(1,000)

Balance at September 30, 2008	$950

There were no changes to Level 3 assets for the three months ended September 30, 2008.

NOTE 11 – COMPREHENSIVE LOSS

Comprehensive loss equaled net loss of $5.3 million for the nine months ended September 30, 2007. Comprehensive loss totaled $8.0 million for the nine months ended September 30, 2008 and included unrealized losses on auction rate preferred securities. The difference between net loss and comprehensive loss for the nine months ended September 30, 2008 was as follows (in thousands):

Nine months ended September 30, 2008
Net loss	$(7,919)
Unrealized loss on available-for-sale securities	(50)

Comprehensive loss	$(7,969)

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

UCN’s performance is evaluated by its chief executive officer and other chief decision makers based on reviewing revenue and segment operating income (loss) information for each segment. Prior to January 1, 2008, UCN managed and reported its financial results based on two customer segments: inContact and Telecom. UCN changed its operating and reporting structure to track product service agreements in order to more effectively analyze the operating results of the different services offered by UCN. As its strategy continues to evolve, the way in which management views financial information to best evaluate performance and operating results may also change.

Operating segment revenues and profitability for the three and nine months ended September 30, 2008 and 2007, revised to reflect the new segments adopted in 2008, were as follows (in thousands):

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Telecom	SaaS	Consolidated	Telecom	SaaS	Consolidated
Revenue (1)	$14,766	$5,037	$19,803	$15,795	$3,833	$19,628
Costs of revenue (excluding depreciation and amortization shown separately below)	10,092	150	10,242	10,848	83	10,931
Selling and promotion	1,307	2,733	4,040	1,527	2,356	3,883
General and administrative	3,010	1,747	4,757	2,875	1,699	4,574
Depreciation and amortization	740	869	1,609	741	712	1,453
Research and development	—	1,046	1,046	—	674	674

Loss from operations	$(383)	$(1,508)	$(1,891)	$(196)	$(1,691)	$(1,887)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Telecom	SaaS	Consolidated	Telecom	SaaS	Consolidated
Revenue (2)	$45,029	$13,940	$58,969	$49,944	$9,478	$59,422
Costs of revenue (excluding depreciation and amortization shown separately below)	30,758	354	31,112	33,403	192	33,595
Selling and promotion	4,027	8,493	12,520	5,183	6,652	11,835
General and administrative	9,552	5,830	15,382	8,764	3,672	12,436
Depreciation and amortization	2,177	2,324	4,501	2,743	1,997	4,740
Research and development	—	3,082	3,082	—	1,549	1,549

Loss from operations	$(1,485)	$(6,143)	$(7,628)	$(149)	$(4,584)	$(4,733)

(1)	SaaS segment revenue includes professional services revenue of $266,000 and $388,000 for the three months ended September 30, 2008 and 2007, respectively.

(2)	SaaS segment revenue includes professional services revenue of $747,000 and $837,000 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On October 20, 2008, the fund that issued the ARPS to the Company executed a partial redemption of its outstanding ARPS, which resulted in a redemption of $350,000 of the Company’s $950,000 in ARPS outstanding as of September 30, 2008. On October 20, 2008 the same fund issued a press release announcing a partial redemption of up to an additional $350,000 of the Company’s ARPS outstanding as of September 30, 2008. Accordingly, the Company has classified $700,000 of the ARPS outstanding as of September 30, 2008 as current assets in the accompanying condensed consolidated balance sheet.

On November 7, 2008, the Company entered into a mutual release with a former officer of the Company whereby the Company agreed to make a onetime payment of $81,270 to this former officer and issue him warrants to purchase 70,000 shares of common stock with an exercise price of the greater of $1.00 per share or the closing price of UCN common stock on November 10, 2008.

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

RESULTS OF OPERATIONS

We continue focusing marketing efforts on our SaaS offerings. We believe the opportunity to increase revenues through the sale of enhanced telecommunications services to business customers is much greater than through the sale of traditional long distance services to residential customers. We have developed a menu of enhanced communication services that are marketed to existing and potential customers through our multiple sales channels. As a result of these changes, we are experiencing a transition in sales mix, which we expect will continue because of our marketing commitment to promote our contact handling SaaS solution.

As noted above, we continue to focus most of our marketing efforts on promoting our SaaS segment technology services, which carry significantly higher margins than the Telecom segment services. As a result, we expect continued improvements in margins from sales as we add higher gross margin SaaS segment revenue. We continue to support our telecom reseller channel that markets our telecom products to business users and encourage those resellers to refer inContact opportunities to us.

Three Months Ended September 30, 2008 and 2007

To aid readers of our financial statements in understanding our operating results, we have provided below a tabular presentation of our operating results for the most recent three months ended September 30, 2008 compared to our operating results for the same period in 2007.

Three Months Ended September 30, 2008 and 2007

Condensed Statement of Operations

(Amounts in thousands)	2008	2007	$ Change	% Change
Revenue	$19,803	$19,628	175	1%
Costs of revenue	10,242	10,931	(689)	- 6%

Gross profit	9,561	8,697

Selling and promotion	4,040	3,883	157	4%
General and administrative	4,757	4,574	183	4%
Depreciation and amortization	1,609	1,453	156	11%
Research and development	1,046	674	372	55%

Total operating expenses	11,452	10,584

Loss from operations	(1,891)	(1,887)
Interest expense, net	145	123	22	18%

Loss before income taxes	(2,036)	(2,010)
Income tax expense	3	9

Net loss	$(2,039)	$(2,019)

Consolidated revenue

Consolidated revenue increased $175,000 or 1% to $19.8 million during the three months ended September 30, 2008 from $19.6 million during the same period in 2007. The increase is due to an increase of $1.2 million in SaaS segment revenue due to increased focus on our sales and marketing efforts on our all-in-one hosted inContact solution. This increase is offset by a decrease of $1.0 million in Telecom segment revenue due to expected attrition.

Costs of revenue

Costs of revenue decreased $689,000 or 6% to $10.2 million during the three months ended September 30, 2008 from $10.9 million during the same period in 2007. Consistent with other telecommunication companies, we do not include depreciation and amortization in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased four percentage points to 52% during the quarter compared to 56% during the same period in 2007. The decrease is primarily driven by our transition in sales mix from Telecom segment revenue that has lower margins to our SaaS technology products and services revenue that has much higher margins.

Selling and promotion

Selling and promotion expenses increased $157,000 or 4% to $4.0 million during the three months ended September 30, 2008 from $3.9 million during the same period in 2007. This increase is due to an overall increase in the number of sales and lead generation activities related to expanding the inContact suite of services in the market. As previously noted, we continue to focus most of our marketing efforts on promoting our inContact suite of services.

General and administrative

General and administrative increased $183,000 or 4% to $4.8 million during the three months ended September 30, 2008 from $4.6 million during the same period in 2007. Bad debt expense decreased $100,000 during the three months ended September 30, 2008 compared to the same period in 2007, which was caused by a one-time recovery of a previously written off account. This decrease was offset by a $260,000 increase in rent and maintenance expenses during the three months ended September 30, 2008 compared to the same period in 2007, due to moving our corporate offices in the fourth quarter of 2007, which has affected subsequent quarters.

Depreciation and amortization

Depreciation and amortization expenses increased $156,000 or 11% to $1.6 million during the three months ended September 30, 2008 from $1.4 million during the same period in 2007. The increase is due to an increase in depreciation expense for acquired property and equipment offset by decreases in intangible assets obtained in past acquisitions becoming fully amortized in 2007.

Research and development

Research and development expenses increased $372,000 or 55% to $1.0 million during the three months ended September 30, 2008 from $674,000 during the same period in 2007. The increase is due to an increase in compensation expense related to the addition of new employees in our research and development department as we continue to develop new products and enhance existing products for our inContact suite of services.

Other expense

Interest expense increased $22,000 or 18% to $145,000 during the three months ended September 30, 2008 from $123,000 during the same period in 2007. The increase is primarily due to a higher outstanding balance on our revolving credit facility in the third quarter of 2008 as compared to the third quarter of 2007.

Nine Months Ended September 30, 2008 and 2007

To aid readers of our financial statements in understanding our operating results, we have provided below a tabular presentation of our operating results for the most recent nine months ended September 30, 2008 compared to our operating results for the same period in 2007.

Nine Months Ended September 30, 2008 and 2007

Condensed Statement of Operations

(Amounts in thousands)	2008	2007	$ Change	% Change
Revenue	$58,969	$59,422	(453)	- 1%
Costs of revenue	31,112	33,595	(2,483)	- 7%

Gross profit	27,857	25,827

Selling and promotion	12,520	11,835	685	6%
General and administrative	15,382	12,436	2,946	24%
Depreciation and amortization	4,501	4,740	(239)	- 5%
Research and development	3,082	1,549	1,533	99%

Total operating expenses	35,485	30,560

Loss from operations	(7,628)	(4,733)
Interest expense, net	282	507	(225)	-44%

Loss before income taxes	(7,910)	(5,240)
Income tax expense	9	14

Net loss	$(7,919)	$(5,254)

Consolidated revenue

Consolidated revenues decreased $453,000 or 1% to $59.0 million during the nine months ended September 30, 2008 from $59.4 million during the same period in 2007. This decrease is due to decreased revenue in our Telecom segment, which was down $4.9 million or 10% from the same period in 2007. The decrease in our Telecom segment is due to expected attrition as we have focused our sales and marketing efforts on increasing customers in our SaaS segment. The decrease is offset by significant increases in SaaS segment revenue which increased $4.5 million or 47% from the same period in 2007. The BenchmarkPortal acquisition in first quarter 2007 allowed us to provide customers a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ acquisition allowed us to provide our customers a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center/customer service type operations. These additions augmented our all-in-one hosted inContact solution and accounted for $420,000 of the $4.5 million increase in SaaS segment revenue.

Costs of revenue

Costs of revenue decreased $2.5 million or 7% to $31.1 million during the nine months ended September 30, 2008 from $33.6 million during the same period in 2007. Consistent with other telecommunication companies, we do not include depreciation and amortization in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased four percentage points to 53% during the nine months ended September 30, 2008 compared to 57% during the same period in 2007. The decrease in our costs of revenue is primarily due to a significant decline of $4.9 million in our Telecom segment revenue that has much lower margins than our SaaS technology products and services revenue.

Selling and promotion

Selling and promotion expenses increased $685,000 or 6% to $12.5 million during the nine months ended September 30, 2008 from $11.8 million during the same period in 2007. The increase is primarily due to an overall increase in the number of sales and lead generation activities related to expanding the inContact suite of services in the market. Additionally, our sales force grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions that were completed during the first quarter of 2007. As previously noted, we continue to focus most of our marketing efforts on promoting our inContact suite of services.

General and administrative

General and administrative expenses increased $2.9 million or 24% to $15.4 million during the nine months ended September 30, 2008 from $12.4 million during the same period in 2007. Since 2007, we have continued to increase the number of user support and new user implementation personnel, which has caused an overall increase in salaries, benefits, recruiting and training costs. Our general and administrative staff also grew substantially through the addition of employees related to the BenchmarkPortal and ScheduleQ acquisitions that were completed during the middle of the first quarter of 2007. The increase in general and administrative expenses is due to $1.4 million in additional compensation expenses related to the implementation and support of inContact customers, 700,000 in additional rent and maintenance costs resulting from moving our corporate offices in the fourth quarter of 2007, and $600,000 in accounting and legal costs associated with the internal investigation, restatement of previously filed financial statements and increased costs related to our internal control material weaknesses remediation.

Depreciation and amortization

Depreciation and amortization expenses decreased $239,000 or 5% to $4.5 million during the nine months ended September 30, 2008 from $4.7 million during the same period in 2007. The decrease is primarily due to a significant number of intangibles related to past acquisitions becoming fully amortized during the first quarter of 2007.

Research and development

Research and development expenses increased $1.5 million or 99% to $3.1 million during the nine months ended September 30, 2008 from $1.6 million during the same period in 2007. The increase is due to an increase in compensation expense related to the addition of new employees in our research and development department as we continue to develop new products and enhance existing products for our inContact suite of services.

Other expense

Interest expense decreased $225,000 or 44% to $282,000 during the nine months ended September 30, 2008 from $507,000 during the same period in 2007. The decrease is due to paying off the outstanding balance of our revolving credit facility in the third quarter of 2007 and the conversion of the ComVest Convertible Term Note in April 2007, thereby reducing the amount of debt on which interest is incurred. The decrease was partially offset by interest expense incurred from drawing $4.0 million from our revolving credit facility in the second and third quarters of 2008.

Segment Reporting

Effective January 1, 2008, we began managing and reporting our financial results based on a product-based segment rather than a customer-based segment. The segments are SaaS and Telecom. The SaaS segment includes all revenues from UCN’s all-in-one inContact suite of services, including contact handling, agent optimization and customer experience improvement services. The Telecom segment includes all voice and long distance services provided to customers.

To aid readers of our financial statements in understanding our segment operating results, we have provided below a tabular presentation of our segment operating results for the most recent three and nine months ended September 30, 2008 compared to our segment operating results for the same periods in 2007.

SaaS Segment Operating Results

	Three months ended September 30,				Nine months ended September 30,
(Amounts in thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenue	$5,037	$3,833	1,204	31%	$13,940	$9,478	4,462	47%
Costs of revenue	150	83	67	83%	354	192	162	84%

Gross profit	4,887	3,750			13,586	9,286

Selling and promotion	2,733	2,356	377	16%	8,493	6,652	1,841	28%
General and administrative	1,747	1,699	48	3%	5,830	3,672	2,158	59%
Depreciation and amortization	869	712	157	22%	2,324	1,997	327	16%
Research and development	1,046	674	372	55%	3,082	1,549	1,533	99%

Total operating expenses	6,395	5,441			19,729	13,870

Loss from operations	$(1,508)	$(1,691)			$(6,143)	$(4,584)

The SaaS segment revenue increased by $1.2 million or 31% to $5.0 million during the three months ended September 30, 2008 from $3.8 million during the same period in 2007. The increase is a result of the selling and promotional efforts we have undertaken to expand these services in the market.

We continue to focus a significant amount of our resources in expanding our inContact suite of services in the market. As a result, selling and promotion expenses in the SaaS segment increased $377,000 or 16% to $2.7 million during the three months ended September 30, 2008 from $2.4 million during the same period in 2007. General and administrative expenses remained relatively flat at $1.7 million during the three months ended September 30, 2008 compared to the same period in 2007. We also continue to develop the services provided in the segment by investing in research and development. During the three months ended September 30, 2008, we spent $1.0 million in research and development costs as compared to $674,000 during the same period in 2007 and have capitalized an additional $325,000 of costs incurred during the three months ended September 30, 2008 related to our internally developed software.

The SaaS segment revenue increased by $4.5 million or 47% to $13.9 million during the nine months ended September 30, 2008 from $9.5 million during the same period in 2007. The increase is a result of the selling and promotional efforts we have undertaken to expand these services in the market. Revenue related to sales of services acquired in the BenchmarkPortal and Schedule Q acquisitions in February 2007 provided $3.2 million of revenue during the nine months ended September 30, 2008, an increase of $420,000 of revenue as compared to the same period in 2007.

We continue to focus a significant amount of our resources in expanding our inContact suite of services in the market. As a result, selling and promotion expenses in the SaaS segment increased $1.8 million or 28% to $8.5 million during the nine months ended September 30, 2008 from $6.7 million during the same period in 2007. General and administrative expenses increased $2.2 million or 59% to $5.8 million during the nine months ended September 30, 2008 from $3.7 million during the same period in 2007 due primarily to a significant increase in the number of user support and new user implementation personnel hired during 2007 to support our SaaS products. We also continue to develop the services provided in the segment by investing in research and development. During the nine months ended September 30, 2008, we spent $3.1 million in research and development costs as compared to $1.6 million during the same period in 2007 and have capitalized an additional $1.1 million of costs incurred during the nine months ended September 30, 2008 related to our internally developed software.

Telecom Segment Operating Results

	Three months ended September 30,				Nine months ended September 30,
(Amounts in thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenue	$14,766	$15,795	(1,029)	-7%	$45,029	$49,944	(4,915)	-10%
Costs of revenue	10,092	10,848	(756)	-7%	30,758	33,403	(2,645)	-8%

Gross profit	4,674	4,947			14,271	16,541

Selling and promotion	1,307	1,527	(220)	-14%	4,027	5,183	(1,156)	-22%
General and administrative	3,010	2,875	135	5%	9,552	8,764	788	9%
Depreciation and amortization	740	741	(1)	0%	2,177	2,743	(566)	-21%
Research and development	—	—			—	—

Total operating expenses	5,057	5,143			15,756	16,690

Loss from operations	$(383)	$(196)			$(1,485)	$(149)

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall segment revenue decreased $1.0 million or 7% to $14.8 million during the three months ended September 30, 2008 from $15.8 million during the same period in 2007. This decrease is due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our SaaS revenue streams. With the decline in revenues from the segment, we reduced overall costs in the segment. Our costs of revenue decreased 7% and selling and promotion expenses decreased 14% during the three months ended September 30, 2008 compared to the same period in 2007.

Telecom segment revenue decreased $4.9 million or 10% to $45.0 million during the nine months ended September 30, 2008 from $49.9 million during the same period in 2007. This decrease was due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our SaaS revenue streams. With the decline in revenues from the segment, we reduced overall costs in the segment. Our costs of revenue decreased 8%, selling and promotion expenses decreased 22% and depreciation and amortization expenses decreased 21% during the nine months ended September 30, 2008 compared to the same period in 2007. These decreases were offset by a 9% increase in general and administrative expenses due to the significant increase in consolidated general administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We experienced net losses of $7.9 million and $5.3 million for the nine months ended September 30, 2008 and 2007, respectively. The primary factors affecting operations during this period were: (1) $4.5 million of depreciation and amortization; (2) additional legal and auditing expenses of approximately $600,000 associated with the internal investigation, restatement of previously filed financial statements and remediation efforts associated with our material weaknesses; and (3) $1.0 million of non-cash stock-based compensation expense.

        Our working capital surplus of $3.3 million at December 31, 2007 decreased to $2.0 million at September 30, 2008. The decrease is primarily due to a $938,000 reduction in accounts receivable and other current assets, a $537,000 increase in deferred revenue, a $1.0 million liquidation of short-term investments, and a $250,000 reclassification of our investments from short-term to long-term. These factors were offset by a $1.4 million increase in cash and cash equivalents.

        During the nine months ended September 30, 2008, we generated $3.4 million of cash from financing activities. We obtained cash from financing activities primarily by borrowing from our revolving credit facility. During the nine months ended September 30, 2008, we used $775,000 and $1.3 million of cash in operating and investing activities, respectively. Cash used in investing activities was used to acquire property and equipment which was offset by proceeds from selling a portion of our auction rate preferred securities. We had an overall net increase in cash of $1.4 million during the nine months ended September 30, 2008. The amount that we have invested in expanding UCN has provided additional network capacity and provides additional resources to help grow our SaaS product line.

        In addition to our $4.1 million of cash and cash equivalents at September 30, 2008, we also have access to additional available borrowings under our revolving credit facility that expires in May 2010. The available borrowings under the revolving credit facility are $3.0 million at September 30, 2008, resulting in total cash and additional availability under the revolving credit facility of $7.1 million at September 30, 2008. Management believes that economic conditions may impact the Company’s cash flow position and access to equity financing, which could require us to rely more heavily on our credit line to finance operations than would be the case if economic conditions were more conducive to generating internal cash flow and external financing. Management believes that existing cash and cash equivalents, cash flow from operations, and available borrowings under the Company’s revolving credit facility, will be sufficient to meet the Company’s cash requirements during the next twelve months.

Our SaaS segment revenue increased to $13.9 million during the nine months ended September 30, 2008, a 47% increase from the same period in 2007. This increase was a result of the selling and promotion efforts we have undertaken to increase demand for these products in the market. We expect to see continued revenue growth in the SaaS segment in 2008 and 2009.

During the nine months ended September 30, 2008, employees of UCN exercised options to purchase a total of 49,000 shares of common stock and the Company received total proceeds of $105,000.

On October 20, 2008, the fund that issued the ARPS to the Company executed a partial redemption of its outstanding ARPS, which resulted in redemption of $350,000 of the Company’s $950,000 in ARPS outstanding as of September 30, 2008. On October 20, 2008 the same fund issued a press release announcing a partial redemption of up to an additional $350,000 of the Company’s ARPS outstanding as of September 30, 2008.

FAIR VALUE MEASUREMENTS

As discussed in Note 10 to the unaudited condensed consolidated financial statements, we adopted the provisions of Statement 157 effective January 1, 2008. We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $950,000 at September 30, 2008.

Our auction rate preferred securities are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of September 30, 2008. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and have recorded a temporary unrealized decline in fair value of $50,000 for the nine months ended September 30, 2008, with an offsetting entry to accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because they are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by the underlying marketable securities. In addition, our holdings of auction rate preferred securities represented only 18% of our total cash, cash equivalent, and investment balance at September 30, 2008, which we believe allows us sufficient time for the securities to return to original full value. We will re-evaluate each of these factors as market conditions change in subsequent periods.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008. See Note 10 to the unaudited condensed consolidated financial statements for discussion of fair value measurements and the impact on our Company’s condensed consolidated financial statements.

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

We have investments in auction rate preferred securities, which are classified as available-for-sale securities and reflected at fair value. Due primarily to instability in credit markets, we sold $1 million of these investments during the first quarter, and ended the third quarter of 2008 with investments valued at a total of $950,000, $700,000 of which are classified in current assets in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2008. Auction rate securities held at December 31, 2007, were $2 million, all of which were classified as Short-term investments. For a complete discussion on auction rate securities, including the Company’s methodology for estimating their fair value, see Note 10 to the unaudited condensed consolidated financial statements.

We are exposed to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at September 30, 2008 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2008. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and, as such, are not subject to foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Background

In our annual report on Form 10-K for the year ended December 31, 2007, we reported that, as a result of the restatement of previously issued financial statements and the identification of certain material weaknesses in the internal controls over financial reporting described in that report, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As described in our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, we implemented measures to remediate the material weaknesses. During the third quarter, we fully tested the operating effectiveness of the remedial measures and determined that they are operating as designed as of September 30, 2008. Through a focused effort of remedial actions, we believe the Company has established an effective tone at the top to facilitate an effective control environment for internal control over financial reporting as well as eliminate certain control deficiencies in the financial reporting process as it related to segment reporting. As a result of implementing and testing these remedial measures, we believe the material weaknesses reported in our 2007 Form 10-K have been corrected and remediated as of September 30, 2008.

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

In connection with the preparation of this report, UCN’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that UCN’s disclosure controls and procedures were effective as of the end of the fiscal quarter on September 30, 2008.

Changes in Internal Control Over Financial Reporting

No changes in UCN’s internal control over financial reporting occurred during its fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, UCN’s internal control over financial reporting.

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

In November 2008, UCN entered into an agreement with a former officer of the Company. Under the agreement, UCN agreed to issue this former officer a warrant to purchase 70,000 shares of common stock. The exercise price for purchase of the common stock under the warrant will be the greater of $1.00 per share and the closing price reported on Nasdaq on November 10, 2008, and the warrant expires November 10, 2013. The warrant was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 9, 2008, UCN held a special meeting of stockholders to consider and act on a proposal to amend the company’s Certificate of Incorporation to change the name of the company from “UCN, Inc.” to “inContact, Inc.” At the special meeting the stockholders approved the proposal with 28,708,352 shares voted for the name change, 9,947 shares voted against, and 95,145 shares abstaining (including broker non-votes).

We subsequently filed a Certificate of Amendment with the state of Delaware, which provides the name change will be effective January 1, 2009. With the name change the trading symbol for our common stock on Nasdaq will also change. In December we intend to issue a press release with further details on the name and trading symbol changes.

ITEM 5.	OTHER INFORMATION

Non-Employee director Compensation Package

On November 5, 2008, the Board of Directors of UCN approved an annual compensation package for the non-employee Directors of UCN. Under the package non-employee directors receive a cash payment of $30,000 per year paid in monthly installments and an award on November 5 of each year commencing in 2008 of 50,000 restricted stock units under UCN’s 2008 Equity Incentive Plan (the “Plan”). The restricted stock units vest in equal monthly installments over the one-year period following the date of the award; provided, that vesting is accelerated in the event of a greater than 50 percent change in voting control of UCN or membership of the Board of Directors or a disposition of more than 50 percent of the assets of UCN (a “Corporate Event”). Each restricted stock unit represents the right to receive one share of UCN common stock (subject to adjustment in the event of a stock dividend, share combination, recapitalization or similar event as provided in the Plan) upon termination of service as a director for any reason or the occurrence of a Corporate Event. The compensation package also provides for annual issuances of 15,000 additional restricted stock units to the Chairman of the Board, 10,000 additional restricted stock units to the Chairman of the Audit Committee and 7,000 additional restricted stock units to each of the Chairpersons of the Compensation Committee and Governance Committee. At the time the compensation package was approved, the Board of Directors determined that the 15,000 restricted stock units provided for the Chairman of the Board would not be awarded to Theodore Stern, UCN’s current Chairman, so long as he remains a paid consultant to UCN on the annual award date.

Extension of Compensatory Options

The Board of Directors approved effective November 5, 2008, an amendment to all outstanding option agreements with employees and Directors issued prior to July 1, 2008, and outstanding on November 5, 2008, extending the expiration date of option agreements intended to qualify as incentive stock options under the Internal Revenue Code to the earlier of the date that is 10 years from the date of original issuance and November 4, 2013, and extending the expiration date of all other option agreements to November 4, 2013. As a result of this action, options held by our executive officers, including our Chief Executive Officer, Chief Financial Officer, Executive Vice President of Sales, and Chief Operating Officer, that were issued to them prior to July 1, 2008, have been extended.

Settlement and Release Agreement

In regards to our former Executive Vice President, Kevin Childs, UCN has entered into a settlement and release agreement with him subsequent to the end of the third quarter of 2008. UCN recognizes the contribution he made to the organization during his tenure, and looks forward to their non-employment business relationship.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

3.1	Certificate of Amendment to the Certificate of Incorporation of UCN dated October 14, 2008

10.1	Form of Notice of Restricted Stock Unit Grant to Non-Employee Directors

10.2	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCN, INC.

Date:	November 10, 2008	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date:	November 10, 2008	By:	/s/ Brian S. Moroney
Brian S. Moroney Principal Financial and Accounting Officer