Form 10-K
period 2008-12-31
inContact, Inc.
filed 2009-03-13
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from                      to

Commission File No. 1-33762

inContact, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0528557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7730 So Union Park Avenue, Suite 500, Midvale, Utah 84047

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $53,489,846.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 6, 2009 was 31,065,228.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2009 annual meeting of inContact, Inc.’s shareholders.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports and other information with the Securities and Exchange Commission. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.inContact.com as soon as reasonably practicable after electronically filing such materials with the Securities and Exchange Commission (“SEC”). They may also be obtained by writing to inContact, Inc., 7730 So Union Park Avenue, Suite 500, Midvale, Utah 84047. In addition, copies of these reports may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

PART I

ITEM 1.	BUSINESS

Overview

What We Do

inContact, Inc. (“inContact”, “we”, “us”, “our”, or the “Company”) is principally focused on selling software solutions and telecommunication services to the contact center industry. In 2005, we began the process of transitioning from operating as a telecommunications services provider to operating primarily as a Software-as-a-Service (“SaaS”) provider.

We began as a reseller of telecommunication services. After a series of strategic acquisitions, we emerged with a new product approach combining a national voice over IP (VoIP) network with innovative, on-demand contact handling and agent optimization software technology called inContact®. We use the SaaS model to sell our inContact product suite to the contact center industry. Our inContact product suite is a set of software applications hosted and delivered by us to our customers on a per-seat basis with the ability to scale capacity up or down as business fluctuates.

We offer a variety of connectivity options for carrying an inbound call into our inContact suite or linking agents to our inContact suite, including dedicated T1s, IP connectivity, toll free and local inbound numbers. We continue to sell telecommunication services unbundled from our inContact suite including a dedicated voice T1 product, the Intelligent-T™ and our switched 1+ services.

The Evolution of the Contact Center Industry

Most major businesses use contact centers to interact with their customers. Most interactions today are voice, but interactions by email, chat, text, and other online media are slowly becoming more common. There are over 50,000 contact centers with over three million employees in North America and over 50,000 contact centers outside of North America. Contact center technologies have existed for approximately 30 years. During that time, contact centers have purchased call control software and equipment for on-site installation, commonly referred to as “premise-based” equipment. Typically, contact center operations find they have to deal with multiple vendors and engage expensive systems integration expertise, especially when trying to operate multiple locations.

Over the past ten years, significant focus has been placed on managing, improving and optimizing contact centers and employee (referred to as “agent”) performance and quality. A number of management solutions known as Workforce Optimization (“WFO”) technologies have been developed to address this demand.

Contact centers are constantly under pressure to balance expense with quality or produce a better customer interaction experience for a lower price. Businesses look at their cost per customer contact and consider policies, processes, or technologies that optimize customer interactions. They look for ways to reduce the number of interactions or consider options such as automating interactions or moving their interactions to less expensive overseas agents. Approximately 75% of a contact center’s expense goes to employ agents. However, deploying WFO technologies has shown to cut contact center expenses by 10 to 20%.

A current industry trend is home-shoring, which utilizes at-home agents. This strategy is more expensive than outsourcing offshore, but less expensive than using facility-based agents and many contact centers believe it improves quality. However, many contact centers are delaying at-home initiatives over concerns of up-front expenses involved to purchase and deploy technologies in support of the project, concerns over security, or concerns over the quality and productivity of the at-home agents. The inContact suite empowers businesses to address these concerns.

Emergence of the SaaS Model

Another trend is the adoption of SaaS technologies. SaaS, also referred to as “on-demand” software, has emerged as a proven business model that enables subscribers to access a wide variety of application services that are developed specifically for delivery over the Internet on an as-needed basis. Purchasing SaaS offers advantages to businesses over traditional software licensing and delivery models, including the following:

•	Operational expense rather than a capital expense. Low up-front expenditure reduces risk and is especially appealing in a tougher economic climate

•	The ability to use at-home workers because the software is delivered over the Internet and can be accessed from any location

•	Continued access to state-of-the-art technology and avoidance of technology lock-in with no need to install and manage third-party hardware and software in-house

•	Ability to scale as business needs change

This type of lower cost subscription service is particularly attractive for start-up companies and medium-sized businesses. However, the model also is becoming increasingly appealing to larger organizations as they seek to reduce significant hardware and software expenses and ongoing IT resources. We believe the contact center market’s willingness to accept SaaS as a viable delivery model is rapidly increasing.

For companies selling software application services under the SaaS model, such as inContact, sales generally result in lower initial revenues than traditional software licensing and delivery models. However, because customers generally subscribe to a SaaS product for a period of time, future revenues are more predictable than traditional software sales models where license revenue may be recognized in the quarter when signed. As a result of our use of the SaaS model, we depend on monthly recurring revenues from our customers, which provides us with a much more predictable and stable revenue stream than if we sold our inContact suite as a premise-based product.

We operated under the name UCN, Inc. from July 2004 to January 1, 2009, when we changed our name to inContact, Inc. Prior to July 2004, we operated under the name Buyers United, Inc. In the fourth quarter of 2003, we entered into agreements with MyACD, Inc., a private Utah corporation, that allowed us to use and evaluate the call routing and functions of MyACD software that operated on and through the “voice over internet protocol” software and systems we acquired in 2002. After working with the MyACD software for over a year, we determined to focus on developing and delivering software based switching and management solutions for call centers. To that end we exercised an option to purchase MyACD and completed the acquisition of MyACD as a subsidiary in January 2005. As an addition to our call center service, we acquired BenchmarkPortal, Inc., a company that provided call center survey and evaluation services, and ScheduleQ, LLC, a company that provided workforce management tools and services.

Products and Solutions

inContact Suite of Services

Over the past several years, we have transitioned from a telecommunications long distance reseller and aggregator into a value-added, SaaS company focused on the contact center market. We have made a number of strategic acquisitions that we believe have positioned us at the forefront of the rapidly emerging hosted contact center software market. We began building our all-in-one contact center solution with the 2005 acquisition of an automated call distribution solution, which is now the back-bone of our inContact suite of services. In 2007, we added two components to our inContact application consisting of a workforce management product and a customer satisfaction measurement tool, ECHO®.

The inContact suite is a complete call center solution delivered as SaaS on a complete time division multiplexing (“TDM”) and VoIP telecommunications network. The features of inContact, including patents pending, helps our customers measure, control and improve the quality of customer interactions within their company. The network allows the solution to be well suited for any business and is especially adept at handling at-home agents. As a suite of on-demand contact handling applications, our customers are able to choose a single vendor for delivering comprehensive contact center functions without a significant up front expense, maintenance costs, or sacrificing the features demanded to accomplish their goals.

Our inContact SaaS product is delivered as a suite of specialized contact center functionality working together for our customers:

•

inContact ACD™: The goal of an ACD (Automatic Call Distributor) is to get callers to the right agent as quickly as possible. inContact provides advanced contact handling and routing functionality along with the management services required for our customers to monitor and manage the process. The inContact ACD includes skills-based routing, universal contact queues, automatic call back, and inbound/outbound call blending. Dynamic connections with the database enhance the call routing even further by leveraging real-time data for routing decisions to improve the caller experience. ACD is also capable of aggregating multiple call center sites into a single entity for improved management and reporting of large, complex contact center operations.

•

inContact CTI™: Computer Telephony Integration (“CTI”) leverages the customer database to deliver a caller experience based on data relevant to the caller. inContact CTI integrates with customer data servers to provide agents with pre-populated customer data that reduce contact handling times. The inContact CTI can also links Interactive Voice Response applications with transaction databases, enabling caller self-service and reducing the need for agents where appropriate.

•

inContact IVR™: inContact Interactive Voice Response (“IVR”) is a mature IVR that delivers a typical initial caller experience. IVR is the key to good self-service and assists the caller to get to the appropriate live-agent service. inContact IVR is unique because of the robust drag-and-drop utility that is used to create specialized call flows that are unique to each customer. Customers can retain control and develop the call flows for themselves or engage our professional services team to create a tailor made solution to create unique workflows.

•

inContact Integrations: inContact was designed from the ground up to be open and integrate with various hardware and software solutions already in place at our customer sites. inContact can overlay an existing PBX, while communicating hand-in-hand with the customer relationship management (“CRM”) solutions used by our customers.

•

inContact ECHO®: inContact ECHO gathers the opinion of the customer and presents the analysis of the feedback directly to supervisors and agents to identify gaps in service and processes. Most companies try to gather customer feedback, but many find it difficult to translate customer opinion into meaningful data that promotes better service delivery. inContact ECHO is an essential component of the suite to close the loop between offering service and evaluating the results of the service for continuous improvement.

•

inContact Hiring™: inContact Hiring helps reduce attrition by assessing contact center candidates for skills, personality traits, and cognitive abilities essential to the job. Screening these candidates with inContact Hiring improves the interview-to-offer ratio and decreases terminations and attrition.

•

inContact Workforce Management™: inContact Workforce Management (“WFM”) helps our customers forecast demand, workforce scheduling, analyze and optimize staffing and report real-time adherence in their contact centers. inContact WFM includes analysis to predict service levels, abandon rates and queue times as well as a break/lunch optimization wizard to improve staffing efficiency. In addition, agents can review their schedule, setup schedule preferences, request time off, and swap shifts with other agents on their own.

•

inContact eLearning™: inContact eLearning provides targeted, prioritized training, communications and testing directly to the agent’s desktop during dips in call volumes with RightTime™ technology. Our customers experience reduced call escalations and minimized cost per call with better trained agents.

•

inContact Network Connectivity: inContact runs a national carrier-class telecommunications network providing both TDM and VoIP connectivity as well as toll free and local number services. All incoming calls are handled on the inContact network that was designed from the ground up to support a broad range of software applications. Outgoing calls are routed through a portfolio of partners specially selected for call-quality as well as low-cost services to benefit our customers.

•

Professional Services: We offer professional support services from contact center experts who help users establish, set-up and optimize their contact centers for customer satisfaction and revenue optimization. Our contact center experts assist users in customizing detailed call routing and call distribution mapping to ensure calls are routed in the most effective and efficient manner possible using the inContact suite of services to their maximum potential needed by each unique contact center.

The inContact product suite includes features that were available previously only by purchasing and integrating expensive, premise-based equipment that is difficult to manage and maintain and that requires a very substantial installation investment. These systems are also very difficult to scale and manage for multi-site contact centers or contact centers with home-based agents. This large investment is very difficult to justify for small and less sophisticated contact centers. Our inContact suite provides a solution to the problems faced by contact centers of all sizes and meets the needs of even the most complicated and advanced contact centers.

Long Distance Products and Services

Our telecommunications network is the back-bone of the inContact suite of services as our users’ long distance services are managed through our inContact suite and calls are routed across our network. Prior to 2005, we focused on selling traditional telecommunications long distance and related services. Long distance and related services remain the majority of our revenue. If we are successful in our SaaS marketing and development strategy, long distance services will diminish in importance; long distance, however, will be a service included in a majority of inContact suite sales because the long distance facilitates delivery of the inContact software products.

As a domestic and international long distance reseller and aggregator, we contract with a number of third party long distance service providers for the right to resell telecommunication services to our customers. Our primary providers are Qwest, Verizon, and Global Crossing. The variety of traditional telecommunication services we offer enables our customers to: (1) buy most of the telecommunications services they need from one source, (2) combine those services into a customized package including our all-in-one, contact center solution, (3) receive one bill for those services, (4) or call us at a single point of contact if service problems or billing issues arise, and (5) depend on our professional team of employees to manage their network and contact center solution, end-to-end, so our users can focus on their business operations.

The contracts with our third party long distance service providers are standard and customary in the industry and designate inContact as the point of contact for all customer service calls. These agreements stand for one to three years and are generally renewable at the end of each contract term, when rates are often renegotiated on the basis of prevailing rates in the industry. Together, Qwest, Verizon and Global Crossing accounted for approximately 63 percent of our cost of revenues in 2008, 63 percent in 2007, and 65 percent in 2006.

We also acquire, from our third party long distance service providers, dedicated long distance service, toll-free 800/888/877/866 services, dedicated data transmission service and calling cards. These services and fees are billed to us as stated in our contracts with our providers and are payable on the same terms as switched long distance service.

We maintain a call center in Midvale, Utah for receiving customer service and billing inquiries. Our customer service personnel are available during extended business hours and also provide emergency service 24-hours a day, seven days a week. We place a high priority on customer service since we believe it is a primary factor in acquiring and retaining customers.

Market Opportunity

Many businesses need to manage a large volume of telephone traffic with customers and business contacts. With the traditional premise-based hardware and software solutions, the business owner: (1) purchases a system from an equipment provider, (2) installs the system on site, (3) purchases long distance service from a provider and (4) attaches one to the other. This separation between call management and call delivery has resulted in a fragmented market served by multiple vendors that offer either:

•

High-end, onsite, hardware and software solutions, designed to improve worker productivity, for which the return on investment is hard to justify, except for contact center operations that are large enough to afford the significant investment needed to purchase the costly equipment, software and technical expertise; or

•

Less expensive hardware and software solutions that are more affordable to the small and mid-sized contact center market, which have few features, little flexibility and limit the business’s ability to improve worker productivity.

Our strategy is to develop and deploy a SaaS based, all-in-one contact management solution that is scalable to the business’s call traffic, enables a distributed workforce, improves worker productivity, offers the features found in the high-end, onsite hardware and software solutions, and is affordable to contact centers of all sizes.

Based on our analysis of the contact center market, we are confident that there is tremendous opportunity for us to grow in the mid-sized contact center segment of the market (contact centers with 20-400 agents), which represents approximately 75% of the three million agents in North America. For several years we have been preparing for when the following would happen:

•	SaaS acceptance: According to a recent Gartner study, enterprises of all sizes are significantly more likely to purchase SaaS technologies in 2009 than ever before.

•

At-home and virtual workers: Public and private sectors are leveraging the benefits of at-home workers to lower costs, reduce environmental impact and improve the quality and reach of the available labor pool. The concept of at-home workers is fast gaining popularity in the U.S. as VoIP and web-based applications make the deployment of at-home agents viable.

•

Adjacent market interest accelerating: Customer relationship management (“CRM”), professional services, integrators and consulting firms are converging on SaaS interoperability. This awareness is generating significant opportunities for inContact to partner with other companies.

We believe that these elements are merging with the current economic slowdown to create a window of opportunity for us. The 2008 to 2009 economic slowdown should favor the adoption of lower cost SaaS contact center solutions. In tough economic conditions, companies are more favorable to operational expenditures (as opposed to capital expenditures required with premise-based solutions) and outsourced services.

We believe inContact continues to be the only SaaS provider to the contact center market that offers both telecommunications services with contact handling and performance management optimization. The trend in the mid-size contact center market is for companies to prefer purchasing all-in-one solutions over purchasing multiple point solutions. These companies are looking for software available in a “suite” that they believe will save money, reduce implementation and integration complexity, and allow them to focus on dealing with one vendor.

Our products have been deployed in approximately 600 contact centers. Because we have a proven and robust offering, we believe that mid-market customers who are already sold on the SaaS model will lean towards inContact as the right vendor.

We also have a competitive advantage over premise-based players when it comes to developing new partnerships. Partnerships benefit us because they introduce us to new sales channels and they add scalability to our sales, implementation, professional services, and support operations. Partner companies are finding us appealing to work with for the following reasons:

•	our inContact suite is easy to integrate with;

•	our direct sales presence give partners regional presence; and

•	our strength and experience with the SaaS model attracts new partners wanting to capitalize on the momentum in this software market.

Other competitors sell through a complex network of regionally based resellers, which makes it more difficult for partnering companies to do business with them.

Marketing

We believe we have the talent and focus in our marketing department to successfully execute our marketing plan. The first element of the plan is to drive prospects into our sales funnel. We achieve this through effective outbound marketing events (webinars, advertising, regional events and shows) and by the acquisition of lists and other leads from trusted sources.

Secondly, we are driving renewed awareness of the Company and our inContact suite of services with a new website and public and investor relations activities. This includes using print media and exposure of industry coverage with a focused press release schedule.

Our current marketing efforts are focused on: (1) rebranding the Company to demonstrate market thought leadership, (2) identifying, attracting and pre-qualifying prospective leads that can be converted to new sales opportunities, and (3) expanding partner support and integration offerings to enable joint marketing and selling with key partners.

We market our services through several channels including: (1) strategic marketing partnerships, (2) direct sales, (3) inside sales and (4) other independent sales partners. We engage independent telecommunications agents around the country who sell primarily to commercial and business customers and are responsible for a substantial amount of annual U.S. telecommunication sales. This channel also helps to identify opportunities to sell our inContact suite of services, but separate inContact sales representatives sell our inContact software solutions.

The marketing and sales of our inContact suite continue to be our core focus for growing revenues and building corporate value. Our marketing strategy includes the following:

•	Concentrate on the mid-size market (contact centers with 20 – 400 agents), with an emphasis on at-home and multi-site.

•	Deliver a clear market message outlining several primary benefits:

•	Lower total cost of ownership while simultaneously increasing customer satisfaction levels;

•	Return on investment from our inContact SaaS deployment;

•	Flexible deployment of at-home and distributed workforces; and

•	inContact as an upgrade to installed premise-based legacy systems, able to run right on top of that existing system.

•	Leverage key partnerships with staffing, CRM, consulting, other companies in the contact center market to facilitate sales of our inContact suite of services.

•	Increase our focus on retaining and growing our Telecom segment revenue and gross margin dollars to fund our Software segment growth and improve our network and VoIP products.

•	Continue to further differentiate our company by creating policies and processes that make us easy to do business with.

•	Establish cost controls resulting in positive cash flow while still creating velocity in our sales process and achieving the scale needed to be a market leader.

•	Scale the business through the development of people and processes.

Technology and Research & Development

Technology

We believe that our SaaS application enables us to develop functionality and deliver it to customers more efficiently that traditional premise or enterprise software vendors. We do not provide software that must be written to different operating systems, database and hardware platforms, or that is dependent upon a customers’ unique systems environment. Rather, we have optimized our service to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, usability and functionality of our service and applications drive our technology decisions and product direction.

We build our service as a highly scalable, multi-tenant application written in C#, .Net and Microsoft SQL. We use commercially available hardware and a combination of proprietary and commercially available software to provide our service. Our core ACD server is commercially available hardware and runs a proprietary software engine. We have other custom-built core services such as voice-stream session management, database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our service.

Our service treats all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our service across our user base. In addition, because we do not have to manage many distinct applications with their own custom business logic and database schemas, we believe we can scale our business faster than traditional software vendors, even those that have modified their products to be accessible over the Internet. This allows us to focus the majority of our resources on building new functionality to deliver to our entire customer base rather than on maintaining an infrastructure to support each of their distinct applications.

The infrastructure of our inContact suite and VoIP technologies has both system redundancy within the applications as well as geographical redundancy with data centers in Los Angeles, California and Dallas, Texas. Full backups of all our core user data are performed weekly and differential backups are performed nightly. Transaction log backups take place every 30 minutes. We use SSL encryption to protect sensitive areas of our user information and service-oriented websites. Remote access to our systems is made possible through a 168 bit encrypted Virtual Private Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local computers are scanned for viruses on a real-time basis and report to a central server. We believe our backup, maintenance and security systems are adequate for preserving the delivery of service to our customers and operation of our business without significant outages or interruptions. However, an unforeseen or catastrophic event is always possible and could have a significant impact on our business.

Research & Development

We incurred research and development expenses of $3.8 million in 2008, $2.5 million in 2007 and $1.2 million in 2006 primarily related to the development of our inContact product suite. We continue to invest a significant portion of our revenue in research and development to leverage our strategic position as a technology provider. Our research and development efforts are focused on improving the features, functionality and security of our existing service offerings as well as developing new proprietary services. In addition, from time to time, we supplement our internal research and development activities with outside development resources and acquired technology. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based upon a single version of our applications. We are able to upgrade all of our customers at the same time with each release. As a result, we do not have to maintain multiple versions of our applications and are able to maintain relatively low research and development expenses as compared to enterprise or premises software vendors. Another contributor to our advantage is the diverse technical and communications expertise in our research and development group as it is comprised of numerous professionals with backgrounds in software, hardware and telecommunications. This group is structured as product-centric teams each of which follows formal development processes for enhancements, new feature developments, release management and quality assurance.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We spent $24,000 related to filing patents during 2008.

As of December 31, 2008, we have 4 pending U.S. patent applications. The majority of our patent applications concern our inContact application platform infrastructure.

The following are some of our registered trademarks in the U.S. and elsewhere:

•	inContact®

•	inTouch®

•	ECHO®

We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. The cost to defend or settle these claims can be significant. Any intellectual property claims, regardless of merit, may also require us to seek licenses to that technology. At present we are not aware of any claims being pursued against us. In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third-party technologies may not continue to be available to us at a reasonable cost or on reasonable commercial terms, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Government Regulation

Telecommunications services are subject to government regulation at both the federal and state levels in the United States. A specific form of Internet-based telephony called “interconnected Voice over Internet Protocol” (interconnected VoIP) is also subject to certain analogous regulations at the federal and, increasingly, state level. We believe we are in compliance with the laws and regulations applicable to our business.

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

Regulation by the Federal Communications Commission

The FCC has jurisdiction over all telecommunications and interconnected VoIP service providers that provide interstate, international and certain aspects of local exchange telecommunications services, including those used to originate or terminate interstate and international services and certain issues relating to interconnection between providers of local exchange service. The continuing evolution of FCC policies affecting the local exchange, long distance and IP-enabled services markets, as well as current FCC policies could have a material adverse effect on this sector of our business and operating results.

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

We believe our Form 499 filings with the FCC are accurate, complete and timely filed in accordance with the FCC’s rules. The USF assessment on our revenues is passed through to consumers on an equitable and nondiscriminatory basis, either as a component part of the rate charged for telecommunications services or as a separately invoiced line item. Several state regulatory agencies have their own universal service support systems. State universal service support contribution requirements vary from state to state.

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

Our expansion into the local exchange market faces regulatory uncertainties due to FCC and judicial proceedings that could result in significant changes to ILEC obligations to CLECs. We cannot predict the outcome of present or future administrative or judicial proceedings or their potential impact upon us. The following examples illustrate the types of potential changes that could affect this sector of our business:

Triennial Review Remand Order

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

Intercarrier Compensation Reform and the Missoula Plan

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

Other Intercarrier Compensation Reform Proceedings

On November 5, 2008, the FCC released a Further Notice of Proposed Rulemaking soliciting comments on three related proposals for the reform of the current intercarrier compensation system and the Federal USF regime. Under the proposed regulations, the intercarrier compensation rates would be moved towards a unified, uniform methodology and mechanisms would be established to prevent regulatory arbitrage. If enacted these proposal are expected to increase Intercarrier Compensation rates for rural and local carriers, while at the same time decreasing USF support paid to competitive CLECs and wireless providers. These proposed regulations would also dramatically alter the reporting and contribution requirements placed on USF contribution-eligible service providers.

Two of the draft Orders released also classify interconnected VoIP services as an “information service.” Under these proposals, interconnected VoIP services are exempt from certain regulatory obligations; in particular the payment of access charges. However, the extent to which this classification effects the FCC’s imposition of general Title II regulations on VoIP services remains unknown. In addition to this classification, the Orders impose a numbers-based USF contribution methodology on all telecommunications service providers and interconnected VoIP providers. Under the new methodology, contribution is based on phone numbers, not on a percentage of end-user telecommunications revenue.

These intercarrier compensation reform proposals were being pushed heavily by former Chairman Kevin Martin, who retired from the Commission on January 21, 2009. While the Further Notice of Proposed Rulemaking remains outstanding, it is unlikely that these proposals will be adopted in the entirety following his departure.

FCC Response to the Core Communications Remand Order

Concurrent with the Intercarrier Compensation reform proposals, the FCC released an Order on Remand in response to the D.C. Circuit Court of Appeals’ stay of the FCC’s ISP Remand Order in the case In re Core Communications. In its response to the Court, the FCC elected to maintain the current rules, including the cap on intercarrier compensation and the mirroring rule, stating that such rules will remain in place until the FCC adopts more comprehensive intercarrier compensation reform. The D.C. Circuit has not ruled on whether the FCC’s justification for the current intercarrier compensation regime (specifically its rules excluding ISP-bound traffic from intercarrier compensation agreements) is supportable under the Communications Act. Until and if the D.C. Circuit overturns the FCC’s intercarrier compensation rules, the current regulatory structure remains intact. The FCC’s response to the Court therefore does not have a material effect on our financial condition.

Petitions to Forbear VoIP Providers from Claiming Access Charge Exemption

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

The FCC denied a contrasting Petition for Forbearance filed by Feature Group IP on January 21, 2009. In this petition, filed on October 23, 2007, Feature Group asked the FCC to forbear from applying access charges to “voice-embedded Internet communications.” The FCC determined that Feature Group IP’s request did not meet the FCC’s criteria for forbearance because exempting VoIP traffic would create a regulatory void and significant uncertainty. The FCC felt that this would result in a wholly different intercarrier compensation regime, and was therefore not something that should be decided in a Forbearance request. Since the FCC chose to maintain the current intercarrier compensation regime, this decision denying Feature Group IP’s request does not have a material effect on our financial condition.

Detariffing

In accordance with the FCC’s Detariffing Orders, our rates, terms and conditions for international and domestic interstate services are no longer set forth in tariffs filed with the FCC, but are instead determined by contracts between us and our users. Nonetheless, we remain subject to the FCC’s general requirements that rates must be just and reasonable, and not unreasonably discriminatory, and are also subject to the FCC’s jurisdiction over complaints regarding our services. We post inContact Inc.’s tariffs setting forth the terms, conditions and rates governing our interstate interexchange telecommunications service on our website at wwwinContact.com.

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

International Telecommunications Services—Section 214

All telecommunications service providers defined as a “common carrier” under Federal law must obtain a Section 214 License before we can provision service between the United States and a foreign country. We have obtained, and continue to maintain in good standing, our Certificate of Public Convenience and Necessity under Section 214 of the Communications Act of 1934. Pursuant to this license we are authorized to provide international telecommunications services.

Communications Assistance for Law Enforcement Act (“CALEA”) Requirements

All interconnected VoIP service providers and facilities-based broadband internet access providers are required to comply with the Communications Assistance for Law Enforcement Act (CALEA). Pursuant to FCC regulations enacting CALEA, all affected carriers must build and configure their telecommunications services, networks and equipment to ensure that authorized law enforcement agencies have the requisite access to lawfully intercept communications and call-identifying information. On May 5, 2006, the FCC extended CALEA regulations to all interconnected VoIP providers and facilities-based broadband internet access providers.

Under the FCC’s CALEA rules, regulated service providers must establish policies and procedures for complying with CALEA. These policies and procedures include requirements addressing employee supervision and control and the maintenance of secure and accurate records when responding to an appropriate legal authorization for electronic surveillance.

We are required to file with the FCC the current policies and procedures we use to comply with this requirement, our “SSI” plans. We have filed our SSI plans with the FCC and are in compliance with the policies and procedures outlined in the plan.

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

The FCC has not as yet decided whether to classify all IP-enabled or VoIP communications services as unregulated information services or a regulated telecommunications services. Instead, the FCC has engaged in a piecemeal approach over the past several years, imposing regulations on interconnected VoIP services, a specific flavor of VoIP service that connects to the Public Switched Telephone Network (PSTN).

The FCC has determined that interconnected VoIP services—which enable users to place calls to and receive calls from the PSTN—should be subject to many of the requirements applicable to traditional telephone services, while other forms of IP-enabled services (such as peer-to-peer services that do not make use of traditional telephone numbers) have been left largely unregulated.

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

The FCC has, in recent years taken a broad view of what constitutes an “IP-in-the-Middle” service offering. In April 2008, the FCC imposed a forfeiture totaling $828,613.44 on an IP-transport company, Compass Global, arguing that, even though Compass Global’s VoIP call transport service did not provide “end-to-end” connectivity, the service was nevertheless “identical” to AT&T’s and that the use of IP-in-the-middle for voice traffic does not prevent the service from being classified as a “telecommunications service.”

In January 2009, the FCC initiated an investigation into how Comcast provisions VoIP services over its network. In response to the FCC’s investigation of the company’s network management practices (i.e. “network neutrality”), Comcast asserted that the VoIP service it offers its customers is distinct from other interconnected VoIP services that traverse the company’s separate high-speed broadband network. The FCC informed Comcast that if the company provides VoIP through facilities separate from the public Internet, Comcast’s VoIP service may be considered analogous to AT&T’s “IP-in-the-Middle” service.

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

State Regulation of Internet Telephone Services

State regulatory authorities also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services. However, to date, state regulation has remained minimal in the face of the FCC’s reluctance to clarify the scope of state jurisdiction. However, some state regulators, faced with shrinking Universal Service revenues, support for emergency services, and consumer protection concerns have attempted to impose some regulation of instate interconnected VoIP services.

Many of these attempts have been overturned by federal courts on the grounds that the FCC’s Vonage Preemption Order preempts state regulation of interconnected VoIP services. However, two states, New Mexico and Kansas, require interconnected VoIP providers to contribute to state funds. The New Mexico legislature passed a law in early 2008 extending instate USF contribution obligations to interconnected VoIP providers with customers located in the state. This law is currently under review by the U.S. Federal District Court of New Mexico. The Kansas Corporation Commission (KCC) also imposed USF contribution obligations on interconnected VoIP providers in 2008. This regulation, which became effective January 2009, has yet to be challenged by an interconnected VoIP service provider, but it may be challenged once the KCC tries to collect contributions from a VoIP provider.

The result of the imposition of state contribution obligations has yielded a complicated and often times conflicting approach to the regulation of VoIP telephony service. The willingness of both state and federal authorities to expand certain, traditional public interest regulations to VoIP telephony may signal an end to the incubation period during which most all IP-enabled services were free from government regulation. The implications of an expansive, patchwork of state and federal regulations may carry significant consequences for new and existing VoIP service providers, further eroding the lines between traditional and enhanced communications.

Other General Regulations

The regulatory scheme for competitive telecommunications market will continue to evolve and can be expected to change the competitive environment for communications in general. It is not possible to predict how such evolution and changes will affect, if at all, our business or the industry in general.

Competition

The majority of market share in the contact center infrastructure market and in the workforce optimization software market is still held by traditional premise-based equipment providers. The premise-based method of selling solutions, via onsite equipment and software, is now being challenged by SaaS providers. However, market share among the group of SaaS providers is fragmented and still small (less than three percent).

Today there is no clear SaaS market leader. However, we believe we currently have the largest market share and the most momentum of the SaaS providers. Because of our diligent efforts over the past several years and our experience with approximately 600 implementations, we believe we are in a position to capitalize on the market fragmentation and become the clear leader in the SaaS market for contact center software.

Employees

As of December 31, 2008, we employed a total of 296 full time and 3 part time persons. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Business Segments

Prior to January 1, 2008, we managed and reported our financial results based on two customer segments: inContact and Telecom. The inContact segment included all product revenues from customers using at least $100 of inContact suite of services each month as well as their long distance voice and data services. The Telecom segment included all voice and data long distance services provided to customers not utilizing at least $100 of inContact suite of services each month.

Effective January 1, 2008, management changed the way it manages the business and accordingly, we changed the way we report segments to reflect sales based on our two primary segments. The new segments are Software and Telecom, which is different than the previously reported Telecom segment. The Software segment includes all revenues from our inContact suite of services. The Telecom segment includes all voice and long distance services provided to customers regardless of their use of SaaS products listed above. During the first three quarters of 2008, we referred to our Software Segment as the “SaaS” segment. We subsequently determined in the fourth quarter of 2008 that referring to this segment as the “Software” segment is clearer to our customers, investors and other stakeholders of our business.

ITEM 1A.	RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to our business and an investment in our common stock. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere as well as the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our results of operations have shown significant losses over the past several years, which could impact the resources we have to pursue our business and adversely affect an investment in inContact.

Our net loss applicable to common stockholders was $10.3 million for the year ended December 31, 2008 compared to $7.5 million in 2007. Continued losses will diminish the working capital we have available to pursue development of our business. Much of the loss in 2008 is attributable to our decision to spend substantial amounts in developing and marketing our inContact suite of services as well as noncash costs, such as depreciation and amortization of $6.0 million and warrant and stock-based compensation totaling $1.7 million. Sales within the Software segment continue to improve, but we have not achieved positive operating results and whether inContact will ultimately achieve positive results and cash flow should be considered a substantial risk with respect to our business.

We may not be able to secure additional financing on favorable terms, or at all, to meet our long-term capital needs.

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

The stability and growth of our revenues depends on our ability to attract and retain on-going customers.

The revenue model for companies selling software under the SaaS model, such as inContact, is to attract and retain customers who purchase services under contracts providing for monthly or periodic charges. Our ability to increase and maintain revenue depends substantially on the efficacy of our call center and call routing solutions and maintaining user satisfaction. Our failure to deliver services our users need and want, and to keep our users satisfied, would adversely affect our results or operations.

We have a lengthy product sales cycle which has contributed and may continue to contribute to the variability of quarterly operating results.

We have experienced a lengthy initial sales and eventual “turn-up” cycle for services in our Software segment, averaging approximately five to eight months. The lengthy sales cycle is one of the factors that has caused and may continue to cause our revenues and operating results to vary significantly from quarter to quarter. As our inContact suite of services are relatively new in the marketplace, we must provide a significant amount of education to prospective users about the use and benefits of our products which can cause potential users to take many months to make these decisions. The length of the sales cycle can also be affected by other factors over which we have little or no control, including user budgetary constraints, timing of user budget cycles, and concerns by the user about the introduction of new products by us or by our competitors. As a result, sales cycles for user orders vary substantially from user to user. Excessive delay in sales could be material and adversely affect our business, financial condition or results of operations.

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

•	our ability to retain and increase sales to existing users, attract new users and satisfy our users’ requirements;

•	changes in the mix of revenue between our segments because the overall operating margin is significantly higher for the Software segment than for the Telecom segment;

•	the timing and success of new product introductions and enhancements or product initiation by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	the purchasing and budgeting cycles of our users; and

•	general economic, industry and market conditions.

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

Our costs of revenues from period to period are affected by the pricing for long distance service we can obtain from the wholesale providers of these services. We must price our services at levels that are competitive, so costs of revenues affect the rates we offer to users and our resulting revenues. This industry has a history of downward pressure on long distance service rates as a result of competition among providers. To acquire and retain users, we offer these services at prices that are competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to users, which will reduce revenues. On the other hand, higher prices charged by our providers will increase our costs of revenues and cut into operating results, unless we raise prices to our users, which may be difficult for us to do if our competitors are not subject to the same upward pricing pressures or choose not to increase prices notwithstanding such pressure. To make up for potential reductions in either revenues or overall operating results, we have moved to being a SaaS provider of enhanced connectivity and call management services, which are not subject to these rate changes and have much higher margins. Sales of SaaS products still make up a smaller portion of our revenues. We may not be successful in making these new services a major component of our revenue mix and improve our overall operating margins.

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

Our inContact suite is provided to users through a dedicated network of equipment we own connected through leased telecommunications lines with capacity dedicated to us that is based on Internet protocol. Communication initiated by the user is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network because it lowers our cost of providing the service from using traditional transmission methods.

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

It is not possible to predict with any certainty the growth of our business over the next year. Our ability to continue our growth and improve upon results of operations will depend on a number of factors, including our ability to promote and gain market acceptance of SaaS, to maintain and expand our independent agent network, to fund maintenance and expansion of infrastructure to service our users, to meet existing and emerging competition, and to maintain sufficient operating margins despite pricing pressures. Furthermore, the growth and development of our business may be harmed if we are unable to adapt and expand our systems, procedures, and controls to support and manage our growth. All of these factors indicate there could be fluctuations in our results of operations and volatility in our stock price that could expose an investor to greater risk.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. Any of our issued patents of technology we license may not be broad enough to protect our proprietary rights or could be successfully challenged by one or more third parties, which could result in others exploiting the inventions claimed in those patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

If our solutions fail to perform properly or if they contain technical defects, our reputation could be harmed, our market share may decline and we could be subject to product liability claims.

Our software products may contain undetected errors or defects that may result in product failures, slow response times, or otherwise cause our products to fail to perform in accordance with user expectations. Because our users use our products for important aspects of their business, any errors or defects in, or other performance problems with, our products could hurt our reputation and may damage our users’ businesses. If that occurs, we could lose future sales, or our existing users could elect to not renew or to delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts and an increase in collection cycles for accounts receivable. Clients also may make warranty claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a user may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect. We do not currently maintain any warranty reserves. inContact has had no significant warranty costs in their historical experience.

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

We deliver our enhanced services and move other long distance service through our VoIP Network. At both the federal and state level, proceedings and investigations are pending with respect to whether IP-enabled voice communications are telecommunications services subject to federal and state regulation. A determination that such services are subject to regulation would likely increase the cost of services we provide, which would adversely affect our results of operations. It is unknown whether federal or state governments will impose regulation on IP-enabled communications in the future that would add substantially to our costs of doing business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2.	PROPERTIES

We lease executive office space in Midvale, Utah, a suburb of Salt Lake City. The space consists of approximately 50,000 square feet. The lease provides for a monthly lease payment of approximately $95,000, which is subject to 3% escalations per year starting in 2009. The lease for this office space expires in June 2013, but we have an option to renew the lease for an additional five years at the end of the lease period.

We also currently utilize other leased properties obtained in our acquisition of Transtel Communications in 2005. We lease a total of approximately 25,000 square feet of office space in downtown Salt Lake City, Utah, at a monthly cost of approximately $29,000, of which approximately $3,000 is being paid under a month-to-month arrangement and the remainder under a lease agreement that expires in July 2009. We also lease office space and related equipment switching space in Los Angeles, California and Dallas, Texas.

ITEM 3.	LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 9, 2008, we held a special meeting of stockholders to consider and act on a proposal to amend our Certificate of Incorporation to change the name of the company from “UCN, Inc.” to “inContact, Inc.” At the special meeting the stockholders approved the proposal with 28,708,352 shares voted for the name change, 9,947 shares voted against, and 95,145 shares abstaining (including broker non-votes). The name change was effective January 1, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Price, Stockholder Matters, and Unregistered Sales

Our common stock began trading on The NASDAQ Capital Market on October 26, 2007 and currently trades under the symbol “SAAS”. Prior to that date our common stock traded in the over-the-counter market. The following table presents the high and low closing sales prices per share of our common stock as reported on The NASDAQ Capital Market for the four calendar quarters of 2008 and the fourth calendar quarter of 2007, and the high and low bid prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board, for all earlier quarters presented. Bid prices in the over-the-counter market are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended:	High	Low
March 31, 2008	$4.65	$2.20
June 30, 2008	$3.37	$2.00
September 30, 2008	$2.33	$1.25
December 31, 2008	$1.54	$0.75

Calendar Quarter Ended:	High	Low
March 31, 2007	$3.74	$2.75
June 30, 2007	$4.55	$3.64
September 30, 2007	$4.40	$3.20
December 31, 2007	$5.14	$3.75

As of March 6, 2009, we had approximately 3,000 holders of record of our common stock. Since inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,228,732		$2.10	932,866
Equity compensation plans not approved by security holders	4,806,792	(1)	$2.80	N/A

Total	6,035,524		$2.66	932,866

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the Board of Directors and warrants issued to third parties.

Repurchases of Common Stock

There were no repurchases of equity securities by us during the fourth quarter of 2008.

Unregistered Sales of Securities

In December 2008, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue as partial consideration for services a total of 100,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing January 1, 2009. The shares will be issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

In November 2008, we entered into a consulting agreement with a third party to provide business consulting services. Under the agreement, we issued to the consultant a warrant to purchase a total of 50,000 shares of our common stock as partial consideration for its services. The exercise price for purchase of the common stock under the warrant is $1.00 per share. The warrant expires in November 2013. The warrant was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2008. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of inContact. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data (in thousands-except per share data):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Revenue	$79,625	$79,482	$82,800	$81,587	$65,159

Net income (loss)	$(10,304)	$(7,537)	$(7,775)	$(8,147)	$(2,113)
Net income (loss) applicable to common stockholders	$(10,304)	$(7,537)	$(7,775)	$(8,185)	$(2,785)

Net income (loss) per share:
Basic	$(0.33)	$(0.26)	$(0.32)	$(0.40)	$(0.22)
Diluted	$(0.33)	$(0.26)	$(0.32)	$(0.40)	$(0.22)

Consolidated Balance Sheet Data (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Total assets	$28,747	$31,368	$25,959	$35,643	$23,405
Long-term obligations	$6,583	$918	$6,569	$5,758	$272

Cash dividends per common share	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of inContact Inc.’s (“we”, “us”, “our”, or the “Company”) financial condition, cash flows and results of operations. MD&A is organized as follows:

Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Consolidated Results of Operations. This section provides an analysis of our consolidated results of operations for the three years ended December 31, 2008.

Segment Results of Operations. This section provides an analysis of our segment results of operations for the three years ended December 31, 2008.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2008, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2008. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

Contractual Obligations. This section provides a tabular presentation of our outstanding contractual obligations that existed as of December 31, 2008.

Critical Accounting Estimates. This section discusses accounting estimates that are considered important to our results of operations and financial condition, require significant judgment and require estimates on the part of management in application. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

Overview

We are principally focused on selling software solutions and telecommunication services to the contact center industry. In 2005, we began the process of transitioning from operating as a telecommunications services provider to operating primarily as a Software-as-a-Service (“SaaS”) provider.

We began as a reseller of telecommunication services. After a series of strategic acquisitions, we emerged with a new product approach combining a national voice over IP (VoIP) network with innovative, on-demand contact handling and agent optimization software technology called inContact®. We use the SaaS model to sell our inContact product suite to the contact center industry. Our inContact product suite is a set of software applications hosted and delivered by us to our customers on a per-seat basis with the ability to scale capacity up or down as business fluctuates.

Our inContact Suite

Over the past several years, we have transitioned from a telecommunications long distance reseller and aggregator into a value-added, SaaS company focused on the contact center market. We have made a number of strategic acquisitions that we believe have positioned us at the forefront of the rapidly emerging hosted contact center software market. We began building our all-in-one contact center solution with the 2005 acquisition of an automated call distribution solution, which is now the back-bone of our inContact suite of services. In 2007, we added two components to our inContact application consisting of a workforce management product and a customer satisfaction measurement tool, ECHO®.

Long-Distance

Long distance telecommunication and related services remain the majority of our revenue. As a domestic and international long distance reseller and aggregator, we contract with a number of third party long distance service providers for the right to resell telecommunication services to our customers. The variety of traditional telecommunication services we offer enables our customers to: (1) buy most of the telecommunications services they need from one source, (2) combine those services into a customized package including inContact’s all-in-one, contact center solution, (3) receive one bill for those services, (4) make one call to inContact if service problems or billing issues arise, and (5) depend on our professional team of employees to manage their network and contact center solution, end-to-end, so our users can focus on their business operations.

We offer our users a set of traditional connectivity products, which include the dedicated voice T1 product, the Intelligent-T™, VoIP connectivity services and our switched 1+ services. In addition to long distance, toll-free, and other traditional telephone services, these connectivity options enable our users to connect to our VoIP Network and the complete set of inContact suite of services we have available. Our users publish toll free and local inbound numbers to their customers enabling inbound calls to be handled directly or through the inContact suite embedded in the VoIP Network. Our distribution channels pursue multiple marketing avenues, including using independent agents, value-added resellers and direct and inside sales forces.

Trends in Our Business

The focus of our business operations has shifted dramatically the past three years, resulting in increased revenues from SaaS sales of our inContact suite, and we expect that our Software segment revenues will continue to grow as a result of our continued emphasis on this segment of our business. Since 2005 when we began a concerted effort to focus our business on developing and marketing our inContact suite, we have seen continued attrition in our traditional pure telecommunication long distance business.

We expect costs of revenue (excluding depreciation and amortization) to decrease as a percentage of sales as we continue to shift our revenues more heavily towards the Software segment. Our annual costs of revenue as a percentage of sales were 65% in fiscal 2006, 56% in fiscal 2007 and 52% in fiscal 2008.

We recently began emphasizing the use of partner relationships in our business. Partnerships benefit inContact because they introduce us to new sales channels and they add scalability to our sales, implementation, professional services, and support operations. Partner companies are finding us appealing to work with for the following reasons:

•	our inContact suite is easy to integrate with;

•	our direct sales presence give partners regional presence; and

•	our strength and experience with the SaaS model attracts new partners wanting to capitalize on the momentum in this software market.

Due to the recent turmoil in the credit industry and the downturn in the economy in general, we believe more contact centers are going to limit their up-front capital expenditures, including purchases of premise-based equipment. We believe this will accelerate the adoption of the SaaS model by contact centers, which in turn will make our hosted inContact product suite more appealing to the contact center market.

We have experienced a trend in the telecommunication industry to increase costs associated with short duration calls. A short duration call is defined as a call lasting only 6 seconds or less. Typically a large volume of short duration calls will burden most telephony switches. As a result, most carriers are beginning to apply surcharges to those calls. We have passed these surcharges on to our customers that have a large number of short duration calls. Although we are uncertain what impact this will have on our long distance customer base, it does have the potential to increase attrition in our long distance segment as customers seek a safe haven from these surcharges until the industry as a whole adjusts.

Results of Operations

Results of 2008 versus 2007

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2008 compared to our condensed operating results for the year ended December 31, 2007 (in thousands):

	2008	2007	$ Change	% Change
Revenue	$79,625	$79,482	143	0%
Costs of revenue	41,752	44,213	(2,461)	(6%)

Gross profit	37,873	35,269

Selling and marketing	16,538	16,113	425	3%
General and administrative	21,241	17,261	3,980	23%
Depreciation and amortization	6,045	6,213	(168)	(3%)
Research and development	3,838	2,508	1,330	53%

Loss from operations	(9,789)	(6,826)
Interest expense, net	479	706	(227)	(32%)

Loss before income taxes	(10,268)	(7,532)
Income tax expense	36	5

Net loss	$(10,304)	$(7,537)

Revenue: Total revenues increased $143,000 to $79.6 million during 2008 compared to revenues of $79.5 million during 2007. The increase is due to an increase of $6.5 million in Software segment revenue due to increased focus on our sales and marketing efforts on our all-in-one hosted inContact suite. This increase is offset by a decrease of $6.4 million in Telecom segment revenue due to expected attrition.

Costs of revenue: Cost of revenue (excluding depreciation and amortization) decreased $2.5 million or 6% to $41.7 million during 2008 compared to $44.2 million during 2007. Consistent with other telecommunication companies, we do not include depreciation and amortization in our calculation of costs of revenue. Costs of revenue as a percentage of revenue decreased four percentage points to 52% during 2008 compared to 56% during 2007. The decrease is primarily driven by our transition in sales mix from our Telecom segment that has lower margins to our Software segment as a result of increased sales of our hosted inContact suite, which has much higher margins.

Selling and marketing: Selling and marketing expense increased $425,000 or 3% to $16.5 million during 2008 from $16.1 million during 2007. This increase is due to an overall increase in the number of sales and lead generation activities related to promoting the inContact suite in the market. As previously noted, we continue to focus our marketing efforts on promoting our inContact suite of services.

General and administrative: General and administrative expense increased $4.0 million or 23% to $21.2 million during 2008 compared to $17.2 million during 2007. The increase is due primarily to an increase of $1.9 million in compensation expenses related to the implementation and support of inContact customers, additional rent and maintenance costs of $1.0 million primarily related to the new corporate headquarters we moved into in at the end of 2007, which affected subsequent quarters, and accounting and legal costs of $600,000 incurred in the first half of 2008.

Depreciation and amortization: Depreciation and amortization expense decreased $168,000 or 3% to $6.0 million during 2008 from $6.2 million during 2007. The decrease is due to decreases in intangible assets obtained in past acquisitions becoming fully amortized in 2007 offset by an increase in depreciation expense for acquired property and equipment in 2008.

Research and development: Research and development expense increased $1.3 million or 53% to $3.8 million during 2008 compared to $2.5 million during 2007. The increase is due to an increase in compensation expense related to the addition of new employees in our research and development department as we continue to develop new products and enhance existing products for our inContact suite of services.

Interest expense, net: Interest expense, net decreased $227,000 or 32% to $479,000 during 2008 compared to $706,000 during 2007. The decrease is due to paying off the outstanding balance of our revolving credit facility in the third quarter of 2007 and the conversion of the ComVest Convertible Term Note in April 2007, thereby reducing the amount of debt on which interest is incurred. The decrease was partially offset by interest expense incurred from drawing a total of $4.0 million from our revolving credit facility in the second and third quarters of 2008.

Results of 2007 versus 2006

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2007 compared to our condensed operating results for the year ended December 31, 2006 (in thousands):

	2007	2006	$ Change	% Change
Revenue	$79,482	$82,800	(3,318)	(4%)
Costs of revenue	44,213	53,455	(9,242)	(17%)

Gross profit	35,269	29,345

Selling and marketing	16,113	14,048	2,065	15%
General and administrative	17,261	13,064	4,197	32%
Depreciation and amortization	6,213	7,457	(1,244)	(17%)
Research and development	2,508	1,247	1,261	101%

Loss from operations	(6,826)	(6,471)
Interest expense, net	706	1,290	(584)	(45%)

Loss before income taxes	(7,532)	(7,761)
Income tax expense	5	14

Net loss	$(7,537)	$(7,775)

Revenue: Total revenues decreased $3.3 million or 4% to $79.5 million during 2007 compared to revenues of $82.8 million during 2006. The bulk of the decrease is driven by attrition in the Telecom segment that was not replaced by Software segment revenue.

In early 2007, we completed two strategic acquisitions, which augmented our suite of inContact services. Through these acquisitions, we now offer companies the ability to monitor both customer satisfaction and agent effectiveness through our ECHO product as well as efficiently staff their contact center using our work force management solution. We believe these acquisitions provide significant growth potential. These acquisitions added a total of $3.8 million of additional revenue in 2007, primarily from users using our ECHO product.

Costs of revenue: Cost of revenue (excluding depreciation and amortization) decreased $9.2 million or 17% to $44.2 million during 2007 compared to the $53.5 million during 2006. The decrease in our costs of revenue was primarily driven by a significant decline of $14.2 million in our Telecom segment revenue during 2007, which is much lower margin revenue than our Software segment revenue. In 2007 we were successful in negotiating better terms with our long distance carriers and have moved long distance traffic from our legacy long distance network to our least cost routing technology.

Selling and marketing: Selling and marketing expense increased $2.1 million or 15% to $16.1 million during 2007 from $14.0 million during 2006. This increase was due primarily to our increased efforts to market the inContact application suite through advertising, marketing and lead generation activities.

General and administrative: General and administrative expense increased $4.2 million or 32% to $17.3 million during 2007 compared to $13.1 million during 2006. During 2007, we increased the number of user support and new implementation personnel which significantly drove up our general and administrative costs. During the first quarter of 2007, we granted a significant number of stock options to our executive management team and other senior members of management that increased our stock-based compensation expense $498,000 in 2007 over 2006.

Research and Development: Research and development expense increased $1.3 million or 101% to $2.5 million during 2007 compared to $1.2 million during 2006. This increase was due to our continued development of the inContact suite.

Interest expense, net: Interest expense, net decreased $584,000 or 45% to $706,000 during 2007 compared to $1.3 million during 2006 primarily due to: (1) the April 2007 conversion of the ComVest Convertible Term Note that saved us over $200,000 in interest expense for the remaining period in 2007 and (2) the September 2007 equity raise completed in conjunction with our $8.5 million shelf registration in which we paid down the entire outstanding balance of our revolving credit facility that saved us a significant amount of monthly interest.

Segment Reporting

Prior to January 1, 2008, we managed and reported financial results based on two customer segments: inContact and Telecom. The inContact segment included all revenues from customers using at least $100 of inContact services each month as well as their long distance voice and data services. The Telecom segment included all voice and data long distance services provided to customers not utilizing at least $100 of inContact services each month.

Effective January 1, 2008, management changed the way it manages the business and accordingly, we changed the way we report segments to reflect sales based on our two primary segments. The new segments are Software and Telecom, which is different than the previously reported Telecom segment. The Software segment includes all revenues from our inContact suite and related professional services. The Telecom segment includes all voice and long distance services provided to customers regardless of their use of SaaS products listed above. During the first three quarters of 2008, we referred to our Software segment as the “SaaS” segment. We subsequently determined in the fourth quarter of 2008 that referring to this segment as the “Software” segment is clearer to our customers, investors and other stakeholders of our business.

SaaS Segment Results

The following is a tabular presentation and comparison of our Software segment condensed operating results for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007 (1)	2006 (1)	$ Change	% Change	$ Change	% Change
Revenue	$19,973	$13,474	$3,943	6,499	48%	9,531	242%
Costs of revenue	528	278	97	250	90%	181	187%

Gross profit	19,445	13,196	3,846

Selling and marketing	11,303	9,288	5,498	2,015	22%	3,790	69%
General and administrative	8,118	5,407	1,824	2,711	50%	3,583	196%
Depreciation and amortization	3,118	2,709	1,774	409	15%	935	53%
Research and development	3,838	2,508	1,247	1,330	53%	1,261	101%

Loss from operations	$(6,932)	$(6,716)	$(6,497)

(1)	As previously discussed, effective January 1, 2008 we changed the way we report our segments. Accordingly, we have reclassified amounts previously reported in the 2007 and 2006 segment operating results to conform to our current segmentation.

Results of 2008 versus 2007

The Software segment revenue increased by $6.5 million or 48% to $20.0 million during 2008 from $13.5 million during 2007. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market.

We continue to focus a significant amount of our resources in expanding our inContact suite of services in the market and supporting new customers. As a result, selling and marketing expenses in the Software segment increased $2.0 million or 22% to $11.3 million during 2008 compared to $9.3 million during 2007. General and administrative expenses increased to $2.7 million or 50% to $8.1 million during 2008 compared to $5.4 million during 2007. We also continue to develop the services provided in the Software segment by investing in research and development. During 2008, we spent $3.8 million in research and development costs as compared to $2.5 million during 2007 and have capitalized an additional $1.5 million of costs incurred during 2008 related to our internally developed software.

Results of 2007 versus 2006

The Software segment revenue increased by $9.5 million or 242% to $13.5 million during 2007 from $3.9 million during 2006. The increase was a result of the selling and marketing efforts we undertook to expand the inContact suite of services in the market. Revenue related to sales of services acquired in the BenchmarkPortal and Schedule Q acquisitions in February 2007 provided $3.8 million of Software segment revenue during 2007.

During 2007 we focused a significant amount of our resources in expanding our inContact suite of services in the market and supporting new customers. As a result, general and administrative expenses increased to $5.4 million during 2007 compared to $1.8 million during 2006 and selling and marketing expenses increased to $9.3 million during 2007 compared $5.5 million during 2006. The increase in general and administrative expense was a result of our efforts to support our growing inContact customer base. We also continued to develop the services provided in the Software segment by investments in research and development. During 2007, we spent $2.5 million on research and development costs compared to $1.2 million during 2006.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed operating results for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007 (1)	2006 (1)	$ Change	% Change	$ Change	% Change
Revenue	$59,652	$66,008	$78,857	(6,356)	(10%)	(12,849)	(16%)
Costs of revenue	41,224	43,935	53,358	(2,711)	(6%)	(9,423)	(18%)

Gross profit	18,428	22,073	25,499

Selling and marketing	5,235	6,825	8,550	(1,590)	(23%)	(1,725)	(20%)
General and administrative	13,123	11,854	11,240	1,269	11%	614	5%
Depreciation and amortization	2,927	3,504	5,683	(577)	(16%)	(2,179)	(38%)
Research and development	—	—	—

Loss from operations	$(2,857)	$(110)	$26

(1)	As previously discussed, effective January 1, 2008 we changed the way we report our segments. Accordingly, we have reclassified amounts previously reported in the 2007 and 2006 segment operating results to conform to our current segmentation.

Results of 2008 versus 2007

We continue to see decreases in the Telecom segment; however the attrition rates are in line with our expectations. Overall Telecom segment revenue decreased $6.3 million or 10% to $59.7 million during 2008 compared to $66.0 million during 2007. This decrease is due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our inContact suite of services. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 6% and selling and marketing expenses decreased 23% during 2008 compared to 2007.

Results of 2007 versus 2006

Telecom segment revenue decreased $12.8 million or 16% to $66.0 million during 2007 from $78.9 million 2006. This decrease was due to the expected attrition of our Telecom customers as we focused our selling and marketing efforts on our inContact suite of services. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 18%, selling and marketing expenses decreased 20% and depreciation and amortization expenses decreased 38% during 2007 compared to 2006. These decreases were offset by a 5% increase in general and administrative expenses due to the significant increase in consolidated general administrative expenses.

Liquidity and Capital Resources

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit facility, which expires in May 2010. At December 31, 2008, we had $4.1 million of cash and cash equivalents. Cash equivalents are comprised of highly liquid assets with an original maturity at date of purchase of three months or less. In addition to cash and cash equivalents, we have access to additional available borrowings under our revolving credit facility. The revolving credit facility is secured by essentially all our assets. The available borrowings under the revolving credit facility are $2.7 million, resulting in total cash and additional availability under the revolving credit facility of $6.8 million at December 31, 2008.

We experienced a net loss of $10.3 million during the year ended December 31, 2008. Primary expenses affecting operations during this period were non-cash charges related to $6.0 million of depreciation and amortization and $1.7 million of stock-based compensation.

Our working capital of $3.3 million at December 31, 2007 decreased to $714,000 at December 31, 2008. The decrease is primarily due to a $1.7 million reduction in accounts receivable and other current assets, an $824,000 increase in deferred revenue, a $1.7 million liquidation of short-term investments, and a $175,000 reclassification of our investments from short-term to long-term. These factors were offset by a $1.3 million increase in cash and cash equivalents.

We believe that current economic conditions will impact our access to equity financing through 2009. Accordingly, we expect to rely on internally generated cash, our revolving credit facility and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, and available borrowings under our revolving credit facility and equipment leasing facility will be sufficient to meet our cash requirements during the next twelve months

Revolving Credit Note

In May 2006, we entered into an agreement with ComVest Capital, LLC, which included a $4.5 million convertible term note and a $7.5 million revolving credit note. These notes are secured by essentially all our assets. As part of the agreement, we issued five-year warrants to purchase 330,000 shares of common stock at $2.75 per share, which remain outstanding as of December 31, 2008.

On April 18, 2007 ComVest exercised its right to convert the entire $3.4 million outstanding balance of the $4.5 million convertible term note, which was converted into 1,126,664 shares of common stock. In conjunction with the note conversion, ComVest agreed to eliminate significant number of financial covenants continuing under the revolving credit note.

The revolving credit note matures in May 2010, accrues interest at a fixed nine percent and provides for maximum availability of $7.5 million based on a calculation of 85 percent of billed and 65 percent unbilled accounts receivable at the measurement date. We are required to make monthly interest payments and the entire outstanding balance is due at maturity. There was $3.4 million of unused commitment at December 31, 2008 under the revolving credit note.

The poor conditions in the credit markets notwithstanding, we have no reason to believe our revolving credit facility will not remain available to us on its present terms. We consider our relationship with ComVest to be good, and are beginning now to make overtures regarding renewal of the facility in 2010. Nevertheless, the recent economic downturn illustrates that there is no certainty in current credit markets and no assurance that ComVest will not seek changes to the terms of our facility or be willing to continue in 2010.

Capital Leases

We entered into an equipment leasing facility with an equipment financing company (“Lessor”) in 2008. Under the terms of the leasing facility, the Lessor has agreed to provide us financing of $2.8 million to lease computer related equipment and software for inContact’s business operations, which the Lessor will lease to us in the form of a capital lease. The term of the facility is 30 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on changes in the Treasury yield, installation period of the lease and the residual value. At December 31, 2008, we have utilized $2.3 million of the leasing facility to acquire computer related equipment and software, which has been recorded to property and equipment and other assets and long-term debt and capital lease obligations. Beginning January 1, 2009, we are required by the Lessor to provide 30% cash collateral on the remaining $500,000 of available borrowings under the equipment leasing facility. This is a new borrowing condition, which we believe the Lessor imposed due to the turmoil in the credit markets. We are currently in the process of seeking a new equipment leasing facility to fund capital purchases in the second half of 2009 and the first quarter of 2010. There is no assurance that we will be able to secure an additional equipment leasing facility on acceptable terms under current conditions in the credit markets. If we are unsuccessful in obtaining an equipment leasing facility, we plan to meet our capital requirements through existing cash, available borrowings on our line of credit, and through cost reductions relating to operating expenses.

Acquisitions

We completed the acquisitions of BenchmarkPortal, Inc. (“BenchmarkPortal”) on February 9, 2007 and ScheduleQ, LLC (“ScheduleQ”) on February 15, 2007. We accounted for both the BenchmarkPortal and ScheduleQ acquisitions using the purchase method of accounting and have included the operating results of each business in our consolidated statements of operations since the respective date of each acquisition. Management allocated the purchase price to the acquired tangible and intangible assets and liabilities based on their respective fair values.

In addition to the amounts paid at closing of the BenchmarkPortal acquisition, we agreed to pay contingent purchase price payments to BenchmarkPortal stock holders in the following amounts:

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

BenchmarkPortal stockholders earned total contingent purchase price payments of $678,000 in 2008 and $571,000 in 2007, which have been recorded as additional goodwill.

In addition to the amounts paid at closing of the ScheduleQ acquisition, we agreed to pay contingent purchase price payments to ScheduleQ stockholders over a term of 48 months based on the number of licenses sold by us, with a minimum aggregate earn out payment of $101,000 and a maximum of $982,000.

Former ScheduleQ stockholders earned total contingent purchase price payments of $25,000 in 2008 and $18,000 in 2007, which have been recorded as additional goodwill.

Cash Flows

In summary, our cash flows were (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net cash used in operating activities	$(511)	$(806)	$(462)
Net cash used in investing activities	$(1,340)	$(5,688)	$(953)
Net cash provided by financing activities	$3,187	$4,695	$503

During the year ended December 31, 2008, we generated $3.2 million of cash from financing activities. We obtained cash from financing activities primarily by borrowing $4.1 million from our revolving credit facility. During the year ended December 31, 2008, we used $511,000 and $1.3 million of cash in operating and investing activities, respectively. Cash used in investing activities was used to acquire property and equipment which was offset by proceeds from selling a portion of our auction rate preferred securities. We had an overall net increase in cash of $1.3 million during the year ended December 31, 2008. The amount that we have invested in our expansion has provided additional network capacity and additional resources to help grow our inContact suite.

During the year ended December 31, 2008, our employees exercised options to purchase a total of 49,000 shares of common stock and we received total proceeds of $105,000.

As of December 31, 2008, we had $225,000 of investments in auction rate preferred securities (“ARPS”), which are classified as available-for-sale securities and reflected at fair value. As of December 31, 2007, we had $2.0 million of investments in ARPS, which were valued based on quoted market prices and classified as current assets. In January 2008, we sold $1.0 million of these ARPS at the quoted market prices, which was equal to the carrying value at December 31, 2007. In the fourth quarter of 2008, the fund that issued ARPS to us executed a partial redemption of its outstanding ARPS, which resulted in redemption of an additional $725,000 of our ARPS.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of December 31, 2008 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit facility and notes payable	$4,227	$77	$4,150	$—	$—
Capital leases	2,890	1,252	1,638	—	—
Interest	220	149	71	—	—
Operating leases	6,283	1,871	3,749	663	—
Purchase commitments (1)	1,850	1,100	750	—	—

Total contractual obligations	$15,470	$4,449	$10,358	$663	$—

(1)	Our purchase commitments are with national long distance telecommunication providers. We have one purchase commitment that provides for monthly minimums of $50,000 per month through October 2010. We exceed our monthly minimum with this carrier. We have commitment with another carrier that requires a lump sum usage commitment through July 2010 that we feel we will meet based on our current usage patterns.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted Statement No. 157, Fair Value Measurements (“Statement 157”), on January 1, 2008. This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. Statement 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We are currently reviewing the requirements of FSP No. FAS 157-2, and at this point in time, have not determined what impact, if any, FSP No. FAS 157-2 will have on our results of operations and financial condition.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment. This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

We adopted Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008, and elected not to establish a fair value for our financial instruments and certain other items under this statement. Therefore, our adoption of this statement did not impact our financial statements during the year ended December 31, 2008.

We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $225,000 at December 31, 2008. In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2008. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and have recorded a temporary unrealized decline in fair value of $50,000 for the year ended December 31, 2008, with an offsetting entry to accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because the auction rate preferred securities are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by these underlying marketable securities. In addition, our holdings of auction rate preferred securities represented only 5% of our total cash, cash equivalent, and investment balance at December 31, 2008, which we believe allows us sufficient time for the securities to return to original full value. We will re-evaluate each of these factors as market conditions change in subsequent periods.

Critical Accounting Estimates

Revenue Recognition: Revenue is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service that is provided for the user as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as: skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with the contact handling technology; multimedia contact management (voice, fax, email, chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and on-line training tools. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation, long distance services), we follow the guidance provided in the Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not yet established objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $1.3 million of deferred revenue at December 31, 2008 and $510,000 of deferred revenue at December 31, 2007. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

•

Traditional long distance services. Revenue is derived from traditional telecommunications services such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact application and allows us to provide the all-in-one inContact solution. Revenue for the transactional long distance usage is derived based on user specific rate plans and the user’s call usage and is recognized in the period the call is initiated. Users are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, unbilled revenues are accrued for incurred usage to date.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is comprised of amounts billed and billable to users. The allowance for doubtful accounts, an estimate of the amount of accounts receivable outstanding of which management believes may be uncollectible, is determined each month as a percentage of revenue. The percentage accrued during 2008 was 1.25%. Management reviews the current trends and aged receivables periodically and adjusts the percentage used to accrue for doubtful accounts as needed. An account is written off by management when deemed uncollectible, although collection efforts may continue.

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

Goodwill: We evaluate goodwill for impairment, at a minimum, on an annual basis on September 30 of each year and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The fair values are estimated based on the estimated market capitalization at the time the calculation is made. We evaluate the carrying value of each reporting unit, (identified as our segments, Telecom and SaaS), separately. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired in the amount that the goodwill balances exceed the calculated fair value. There were no events or circumstances from the date of our assessment through December 31, 2008 that would impact this assessment.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of income tax expense. Our adoption of FIN 48 on January 1, 2007 had no impact on our consolidated financial statements as we do not have any uncertain income tax positions that would require adjustment.

Off-balance Sheet Arrangements: Other than purchase commitments with two national long distance telecommunication providers and our operating leases (Note 14), we do not have any off-balance sheet arrangements.

Stock-based Compensation: We account for stock-based compensation in accordance with Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), which requires measurement of compensation cost for equity-based awards (i.e. stock options, warrants, and restricted stock units) at fair value on date of grant and recognition of the fair value of compensation for awards expected to vest over the requisite service period. The fair value of stock options and warrants is determined based on the fair value calculated using the Black-Scholes-Merton option pricing model (“Black-Scholes model”), which requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

We utilize the accelerated graded vesting method, rather than a straight-line vesting method, for recognizing compensation expense as management believes this accelerated method more closely matches the expense to associated services. Under this method, nearly 60% of the compensation cost would be expensed in the first year of a typical three-year vesting term.

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

Our short-term investments of $225,000 in preferred auction rate securities are rated AAA. While the recent auction failures may limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. During 2008, and subsequent to the auction failures that began in February 2008, $725,000 of our auction rate securities were redeemed by the issuer.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements of inContact appear at the end of this report beginning with the Index to Financial Statements on page F-1 (See Item 15).

Supplementary Financial Information—(Unaudited)

Selected quarterly financial data for the years ended December 31, 2008 and 2007 are as follows (in thousands, except per share data):

	Quarter
2008	1st	2nd	3rd	4th
Revenues	$19,881	$19,285	$19,803	$20,656

Costs of revenue (excluding depreciation and amortization included in depreciation and amortization)	10,508	10,362	10,242	10,640

Net loss	(2,730)	(3,150)	(2,039)	(2,385)

Basic & diluted net loss per share	$(0.09)	$(0.10)	$(0.07)	$(0.08)

	Quarter
2007	1st	2nd	3rd	4th
Revenues	$19,820	$19,975	$19,628	$20,059

Costs of revenue (excluding depreciation and amortization included in depreciation and amortization)	11,537	11,128	10,931	10,617

Net loss	(1,674)	(1,562)	(2,019)	(2,282)

Basic & diluted net loss per share	$(0.06)	$(0.06)	$(0.07)	$(0.07)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this report, inContact Inc.’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, inContact’s disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated by reference to Report of Management on Internal Control over Financial Reporting, included in Part IV, “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm, included in Part IV, “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, our code of ethics and background of the directors appearing under the captions “Election of Directors” “Section 16(a) Filing Compliance,” “The Board and its Committees,” and “Corporate Governance Guidelines and Code of Ethics” in inContact’s Proxy Statement for the 2009 annual meeting of Shareholders is hereby incorporated by reference. The following information on our executive officers is presented below pursuant to General Instructions G(3) of Form 10-K.

Executive Officers of inContact

The executive officers of inContact are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings, as appropriate. We have employed each of the executive officers in the position or positions indicated in the list and pertinent notes below. We have employed each of the executive officers for more than five years, except as noted below.

At March 9, 2009, the following were executive officers of inContact:

Name	Age	Position	Since
Paul Jarman (1)	39	Director and Chief Executive Officer	1997
Brian Moroney (2)	52	Executive Vice President and Chief Financial Officer	2005
Scott Welch (3)	44	Executive Vice President and Chief Operating Officer	2004
Frank Maylett (4)	46	Executive Vice President of Sales	2008
Steve ZoBell (5)	39	Executive Vice President and Chief Technology Officer	2008

(1)	Paul Jarman has served as an officer of inContact during the past seven years. He has served as President since December 2002 and as Chief Executive Officer since January 2005. Prior to December 2002 he served as an Executive Vice President. Mr. Jarman is one of the original founders of Buyers United, now inContact, Inc.
(2)	Brian Moroney has served as an Executive Vice President and Chief Financial Officer of inContact since October 2005. During the three-year period prior to October 2005, Mr. Moroney was a self-employed financial and management consultant for clients requiring financial, marketing and operational assistance.
(3)	Scott Welch was elected Executive Vice President and Chief Operating Officer of inContact in September 2004, and began his association with inContact in September 2003 as Chief Information Officer. Before joining inContact Mr. Welch served as Vice President of Information Technology at Access Long Distance.
(4)	Frank Maylett was elected Executive Vice President of Sales of inContact in May 2008. Prior to joining inContact, Mr. Maylett spent two years at Brocade as the global sales manager.
(5)	Steve ZoBell was elected Executive Vice President and Chief Technology Officer of inContact in June 2008. Prior to joining inContact, Mr. ZoBell was president of Indie Built, Inc., a subsidiary of Take-Two Interactive. He also served as a product unit manager at Microsoft, where he was responsible for the development of multiple software products. Mr. ZoBell holds a Bachelor of Science in Computer Science from the University of Utah.

ITEM 11.	EXECUTIVE COMPENSATION

Information appearing under the captions “Board Compensation” and “Executive Compensation” in the 2009 Proxy Statement (other than the “Compensation Committee Report”) is hereby incorporated by reference.

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

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and “Executive Compensation” and information regarding director independence appearing under the caption “The Board and its Committees” in the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the captions “Accountant Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2009 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Documents filed as part of this report:

(1) Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firms are incorporated by reference as provided in Item 8 of this report:

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
2.1

Agreement and Plan of Acquisition for BenchmarkPortal, Inc. dated January 12, 2007 (1)

Including all exhibits except for:

Exhibit A—Articles of Merger;

Exhibit E—Unaudited Financial Statements of BenchmarkPortal, Inc.

The Disclosure Schedule of BenchmarkPortal, Inc.

2.2	Articles of Merger for BenchmarkPortal, Inc., dated February 9, 2007 (1)

3.1	Certificate of Incorporation, as amended (2)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004 (3)

3.3	Amendment to the Certificate of Incorporation dated October 14, 2008 (4)

3.4	By-Laws (5)

10.1	Long-Term Stock Incentive Plan (5)

10.2	2005 Employee Stock Purchase Plan (3)

10.3	Form of Stock Option Agreement used prior to June 1999 (6)

10.4	Form of Stock Option Agreement used after June 1999 (6)

10.5	License and Transfer Agreement dated October 1, 2003 between Ion Group L.C. And MyACD, Inc. (3)

10.6	Form of Securities Purchase Agreement dated November 14, 2005 (7)

10.7	Form of Registration Rights Agreement dated November 14, 2005 (7)

Exhibit No.	Title of Document
10.8	Form of Warrant dated November 14, 2005 (7)

10.9	Form of Securities Purchase Agreement dated December 22, 2005 (8)

10.10	Form of Registration Rights Agreement dated December 22, 2005 (8)

10.11	Form of Warrant dated December 22, 2005 (8)

10.12	Revolving Credit and Term Loan Agreement between inContact and ComVest dated May 5, 2006 (9)

10.13	Form of Revolving Credit Note—inContact/ComVest (9)

10.14	Form of Convertible Term Loan—inContact/ComVest (9)

10.15	Form of Collateral Agreement—inContact/ComVest (9)

10.16	Form of Guaranty Agreement—inContact/ComVest (9)

10.17	Form of Warrant—inContact/ComVest (9)

10.18	Form of Registration Rights Agreement—inContact/ComVest (9)

10.19	Form of Securities Purchase Agreement for May 2006 Offering (10)

10.20	Form of Registration Rights Agreement for May 2006 Offering (10)

10.21

Purchase Option Agreement between inContact, ScheduleQ and ScheduleQ Members dated October 19, 2006 (11)

Excluding:

Exhibit A—Earnout Terms

Exhibit B—Form of Promissory Note

Exhibit C—Form of Employment Agreement with Andrew Judkins

Exhibit D—Form of Service Agreement with Joey Skinner

Exhibit E—Terms of David Southern Service Agreement

10.22	Amendment No. 1 dated January 26, 2007, to the Revolving Credit and Term Loan Agreement with ComVest Capital dated as of May 5, 2006, and the related Term Note (12)

10.23	Form of Warrant covering 55,000 shares issued to ComVest Capital on February 9, 2007 (12)

10.24	Form of Stock Option Agreement for awards granted under the Annual Executive Stock Option Plan (13)

10.25	Form of Placement Agency Agreement dated September 11, 2007 (14)

10.26	Form of Subscription Agreement dated September 11, 2007 (14)

10.27	Lease Agreement for Office Space at 7730 So Union Park Avenue, Midvale, Utah 84047 (15)

10.28	Form of Notice of Restricted Stock Unit Grant to Non-Employee Directors (16)

10.29	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors (16)

10.30	Master Lease Agreement No. MCC1058 dated April 1, 2008 (17)

10.31	2008 Equity Incentive Plan (18)

14.1	Code of Ethics (19)

21.1	List of Subsidiaries (15)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Exhibit No.	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on February 13, 2007, and are incorporated herein by this reference.
(2)	This document was filed as an exhibits to the annual report on Form 10-KSB for 2003 filed by inContact with the Securities and Exchange Commission on March 30, 2004, and is incorporated herein by this reference.
(3)	These documents were filed as exhibits to the annual report on Form 10-K for 2004 filed by inContact with the Securities and Exchange Commission on March 30, 2005, and are incorporated herein by this reference.
(4)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on November 10, 2008, and is incorporated herein by this reference.
(5)	These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by inContact with the Securities and Exchange Commission on August 3, 1999, and are incorporated herein by this reference.
(6)	These documents were filed as exhibits to the Registration Statement on Form SB-2, File No. 108655, initially filed by inContact with the Securities and Exchange Commission on September 9, 2003, and are incorporated herein by this reference.
(7)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on November 15, 2005, and are incorporated herein by this reference.
(8)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on December 23, 2005, and are incorporated herein by this reference.
(9)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on May 5, 2006, and are incorporated herein by this reference. Each of the form documents were signed and exchanged by inContact and ComVest Capital on May 23, 2006.
(10)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on May 24, 2006, and are incorporated herein by this reference. inContact entered into the Securities Purchase Agreement and Registration Rights Agreement pertaining to the purchase of 1,086,957 shares with CCM Master Qualified Fund, Ltd. on May 19, 2006, and with Crestview Capital Master, LLC pertaining to the purchase of 869,570 shares on May 22, 2006.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on October 24, 2006, and is incorporated herein by this reference.
(12)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on January 31, 2007, and are incorporated herein by this reference.
(13)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on March 13, 2007, and is incorporated herein by this reference.
(14)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on September 11, 2007, and are incorporated herein by this reference.
(15)	This document was filed as an exhibit to the annual report on Form 10-K for 2007 filed by inContact with the Securities and Exchange Commission on April 1, 2008, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on November 10, 2008, and are incorporated herein by this reference.

(17)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on April 11, 2008, and is incorporated herein by this reference.
(18)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 6, 2008, and is incorporated herein by this reference.
(19)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 12, 2007, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCONTACT, INC.

Date: March 12, 2009	/s/ PAUL JARMAN
Paul Jarman
Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2009	/s/ BRIAN S. MORONEY
Brian S. Moroney
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2009	/s/ PAUL JARMAN
Paul Jarman
Principal Executive Officer

Date: March 12, 2009	/s/ BRIAN S. MORONEY
Brian S. Moroney
Principal Financial and Accounting Officer

Date: March 12, 2009	/s/ THEODORE STERN, DIRECTOR
Theodore Stern, Director

Date: March 12, 2009	/s/ STEVE M. BARNETT, DIRECTOR
Steve M. Barnett, Director

Date: March 12, 2009	/s/ PAUL JARMAN, DIRECTOR
Paul Jarman, Director

Date: March 12, 2009	/s/ BLAKE O. FISHER, DIRECTOR
Blake O. Fisher, Director

Date: March 12, 2009	/s/ PAUL F. KOEPPE, DIRECTOR
Paul F. Koeppe, Director

Date: March 12, 2009	/s/ MARK J. EMKJER, DIRECTOR
Mark J. Emkjer, Director

INCONTACT, INC. AND SUBSIDIARIES

Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of their assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

We have audited the internal control over financial reporting of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment and SFAS No. 157, Fair Value Measurements.

/s/    DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

We have audited the accompanying consolidated balance sheets of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of inContact, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, and in 2008, the Company adopted SFAS No. 157, Fair Value Measurements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 12, 2009

INCONTACT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,096	$2,760
Auction rate preferred securities	50	2,000
Accounts and other receivables, net of allowance for uncollectible accounts of $1,871 and $1,779 respectively	8,176	9,988
Other current assets	1,065	941

Total current assets	13,387	15,689
Property and equipment, net	8,369	6,375
Intangible assets, net	3,484	6,813
Goodwill	2,858	2,155
Auction rate preferred securities	175	—
Other assets	474	336

Total assets	$28,747	$31,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,246	$781
Trade accounts payable	7,039	7,713
Accrued liabilities	2,291	2,120
Accrued commissions	1,158	1,470
Deferred revenue	939	338

Total current liabilities	12,673	12,422
Long-term debt and capital lease obligations	5,756	746
Deferred rent	432	—
Deferred revenue	395	172

Total liabilities	19,256	13,340

Commitments and contingencies (Notes 1, 2, 7, 10, 11, 12 and 14)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 31,065,228 and 31,015,593 shares issued and outstanding as of December 31, 2008 and 2007, respectively	3	3
Additional paid-in capital	70,518	68,738
Warrants and options outstanding	1,355	1,318
Accumulated deficit	(62,335)	(52,031)
Accumulated other comprehensive loss	(50)	—

Total stockholders’ equity	9,491	18,028

Total liabilities and stockholders’ equity	$28,747	$31,368

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year ended December 31,
	2008	2007	2006
Revenue	$79,625	$79,482	$82,800

Operating expenses:
Costs of revenue (excluding depreciation and amortization shown separately below)	41,752	44,213	53,455
Selling and marketing	16,538	16,113	14,048
General and administrative	21,241	17,261	13,064
Depreciation and amortization	6,045	6,213	7,457
Research and development	3,838	2,508	1,247

Total operating expenses	89,414	86,308	89,271

Loss from operations	(9,789)	(6,826)	(6,471)
Other income (expense):
Interest income	45	55	130
Interest expense	(524)	(761)	(1,056)
Loss on early extinguishment of debt	—	—	(364)

Total other expense	(479)	(706)	(1,290)

Net loss before income taxes	(10,268)	(7,532)	(7,761)
Income tax expense	(36)	(5)	(14)

Net loss	$(10,304)	$(7,537)	$(7,775)

Net loss per common share:
Basic and diluted	$(0.33)	$(0.26)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	31,049	28,603	24,390

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Warrants and Options Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2006	23,115	$2	$44,570	$735	$(36,719)	$—	$8,588
Common stock issued for options exercised	314	—	749	—	—	—	749
Stock-based compensation	—	—	558	—	—	—	558
Private offering, net of issuance costs	1,956	1	4,185	—	—	—	4,186
Warrant issued with debt financing	—	—	—	542	—	—	542
Expiration of warrants	—	—	9	(9)	—	—	—
Net loss and total comprehensive loss	—	—	—	—	(7,775)	—	(7,775)

Balance at December 31, 2006	25,385	$3	$50,071	$1,268	$(44,494)	$—	$6,848
Common stock issued for options exercised	392	—	921	—	—	—	921
Stock-based compensation	—	—	1,408	—	—	—	1,408
Shelf registration, net of issuance costs	2,430	—	7,867	—	—	—	7,867
Warrant issued with consulting agreement	—	—	—	68	—	—	68
Warrant issued to lender to approve the BenchmarkPortal, Inc. acquisition	—	—	—	84	—	—	84
Warrant issued with investor relations agreement	—	—	—	159	—	—	159
Shares issued due to cashless warrant exercise	37	—	189	(189)	—	—	—
Issuance of common shares in conjunction with BenchmarkPortal, Inc. acquisition	1,536	—	4,500	—	—	—	4,500
Issuance of common shares in conjunction with ScheduleQ, LLC acquisition	109	—	330	—	—	—	330
Conversion of convertible term note	1,127	—	3,380	—	—	—	3,380
Expiration of warrants	—	—	72	(72)	—	—	—
Net loss and total comprehensive loss	—	—	—	—	(7,537)	—	(7,537)

Balance at December 31, 2007	31,016	$3	$68,738	$1,318	$(52,031)	$—	$18,028
Common stock issued for options exercised	49	—	105	—	—	—	105
Stock-based compensation	—	—	1,576	—	—	—	1,576
Issuance of restricted stock units	—	—	99	—	—	—	99
Warrant issued with consulting agreement	—	—	—	4	—	—	4
Warrant issued with mutual release agreement	—	—	—	33	—	—	33
Comprehensive loss:
Net loss	—	—	—	—	(10,304)	—
Unrealized loss on available for sale securities	—	—	—	—	—	(50)
Total comprehensive loss							(10,354)

Balance at December 31, 2008	31,065	$3	$70,518	$1,355	$(62,335)	$(50)	$9,491

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(10,304)	$(7,537)	$(7,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,045	6,213	7,457
Amortization of note financing costs	108	166	130
Stock-based compensation	1,675	1,408	558
Warrants issued for services	37	227	—
Loss on early extinguishment of debt	—	—	364
Loss on disposal of fixed assets	25	42	19
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,811	(405)	2,172
Other current assets	(88)	(311)	(136)
Other non-current assets	(158)	150	30
Trade accounts payable	(777)	(977)	(2,853)
Accrued liabilities	171	96	(44)
Accrued commissions	(312)	21	(183)
Other long-term liabilities	—	—	(201)
Deferred rent	432	—	—
Deferred revenue	824	101	—

Net cash used in operating activities	(511)	(806)	(462)

Cash flows from investing activities:
Decrease in restricted cash	—	10	641
Acquisition costs associated with ScheduleQ, LLC	—	(35)	—
Acquisition of BenchmarkPortal, Inc.	—	(500)	—
Acquisition costs associated with BenchmarkPortal, Inc.	—	(224)	—
Contingent purchase price payments	(703)	(533)	—
Purchase of auction rate preferred securities	—	(2,000)	—
Sale of auction rate preferred securities	1,725	—	—
Purchases of intangibles	(52)	—	—
Purchases of property and equipment	(2,310)	(2,406)	(1,594)

Net cash used in investing activities	(1,340)	(5,688)	(953)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	7,867	—
Proceeds from exercise of options and warrants	105	921	749
Long-term debt payments related to acquisition of ScheduleQ, LLC	—	(256)	—
Principal payments on long-term debt and capital leases	(968)	(504)	(8,299)
Borrowings (payments) under line of credit and revolving credit facility	4,050	(3,333)	(70)
Proceeds from long-term borrowings	—	—	4,314
Private placement of common stock, net of offering costs	—	—	4,186
Payments on extinguishment of debt	—	—	(377)

Net cash provided by financing activities	3,187	4,695	503

Net increase (decrease) in cash and cash equivalents	1,336	(1,799)	(912)
Cash and cash equivalents at the beginning of the year	2,760	4,559	5,471

Cash and cash equivalents at the end of the year	$4,096	$2,760	$4,559

(continued)

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year ended December 31,
	2008	2007	2006
Supplemental cash flow information:
Cash paid for interest	$514	$518	$927
Cash paid for taxes	$12	$11	$12
Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on change in fair value of auction rate securities	$(50)	$—	$—
Property and equipment included in trade accounts payable	103	134	99
Property and equipment and other assets financed with capital leases	2,310	1,024	196
Issuance of common stock related to acquisition of BenchmarkPortal, Inc.	—	4,500	—
Conversion of convertible term note at $3.00 per share for 1,126,664 share of common stock	—	3,380	—
Issuance of common stock related to ScheduleQ, LLC acquisition	—	330	—
Issuance of long-term debt related to the acquisition of ScheduleQ, LLC	—	302	—
Assumption of long-term debt issued for the acquisition of ScheduleQ, LLC	—	256	—
Cashless warrant exercise	—	189	—
Expiration of warrants	—	72	9
Contingent purchase price payments to BenchmarkPortal stockholders included in accounts payable	—	56	—
Fee charged by lender for approval of BenchmarkPortal acquisition applied to revolving credit facility	—	40	—
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	—	35	—
Issuance of warrants for acquisition approval	—	84	—
Issuance of warrants for consulting agreement	4	68	—
Issuance of warrants for mutual release agreement	33	—	—
Issuance of warrants for investor relations agreement	—	159	—
Issuance of warrants with debt agreement	—	—	542

(concluded)

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We changed our name from UCN, Inc. to inContact, Inc. (“inContact”, “we”, “us”, “our”, or the “Company”) on January 1, 2009. The accompanying consolidated financial statements and related footnotes refer to us as inContact for all years presented. We are incorporated in the state of Delaware.

We provide Software as a Service (“SaaS”) through our inContact® suite, an advanced contact handling and performance management software application. Our services provide a variety of connectivity options for carrying inbound calls to our inContact suite or linking agents to our inContact applications. We provide users the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of telecommunications services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the users. These services and products allow the user to buy only the telecommunications services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of inContact and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include money market funds, overnight deposits and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Auction Rate Preferred Securities

Investments in auction rate preferred securities totaled $225,000 at December 31, 2008. In February 2009, $50,000 of these securities were redeemed by the issuer; thus, $50,000 of the securities are reflected as a current asset on the Consolidated Balance Sheet at December 31, 2008. Auction rate preferred securities are similar in nature to auction rate securities in that they are long-term bonds or preferred stocks that are intended to act like short-term debt. Interest rates for these investments reset in Dutch auctions held daily, weekly or monthly which historically provided liquidity for these investments as determined by the purchaser. Our auction rate preferred securities are classified as available-for-sale securities and reflected at fair value.

We adopted the provisions of Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“Statement 157”), effective January 1, 2008. We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $225,000 at December 31, 2008. Prior to 2008, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2008. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and have recorded a temporary unrealized decline in fair value of $50,000 for the year ended December 31, 2008, with an offsetting entry to accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues. In addition, our holdings of auction rate preferred securities represented only 5% of our total cash, cash equivalent, and investment balance at December 31, 2008, which we believe allows us sufficient time for the securities to return to original full value. We will re-evaluate each of these factors as market conditions change in subsequent periods.

Accounts and Other Receivables and Allowance for Uncollectible Accounts

Accounts and other receivables are comprised of amounts billed and billable to users, net of an allowance for uncollectible amounts. Finance charges are assessed to accounts once the amount owed is past due based on their specific terms. The allowance for uncollectible accounts is estimated by management and is based on specific information about user accounts, past loss experience, and general economic conditions. An account is written off by management when deemed uncollectible, although collections efforts may continue.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Category	Estimated Useful Lives
Computer equipment	3 to 5 years
Computer software	2 to 3 years
Internal-use software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of 7 years or remainder of lease term

The Company leases office space under an operating lease agreement with an original lease period of 66 months. The lease is accounted for under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases. The lease agreement contains rent holidays and rent escalation provisions. The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as deferred rent.

Capitalized Software Costs

In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs incurred for the development of internal use software, which are included in property and equipment in the consolidated balance sheet. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. These costs, net of accumulated depreciation, totaled $2.8 million and $1.4 million as of December 31, 2008 and 2007, respectively. Amortization of capitalized software costs was $500,000 in 2008, $426,000 in 2007 and $326,000 in 2006.

Intangible Assets

Intangible assets consist of customer lists, patents, technology, trademarks, and non-compete agreements. We estimate the useful lives of its acquired customer lists based on estimated attrition rates. Customer lists are generally amortized using an accelerated method over 24 to 120 months. Patents, technology and non-compete agreements are amortized on a straight-line basis over their estimated useful lives, which range from 24 to 96 months. Trademarks have indefinite lives, with the exception of one trademark that has a useful life of 15 years.

Goodwill and Indefinite-lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment, at the end of the third quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit by using two valuation techniques: a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our budget and long-term business plan, and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Under Statement 142, the impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value indefinite-lived intangibles entails identifying the projected discrete cash flows related to such intangibles and discounting them back to the valuation date. Significant judgments inherent in this analysis include the determination of discount rates, cash flows attributable to the intangibles and the terminal growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets.

Upon completion of the September 30, 2008 impairment test, no indication of goodwill impairment existed. There were no events or circumstances from the date of assessment through December 31, 2008 that would impact this assessment.

Long-lived Assets

In accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), we evaluate the carrying value of long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Measurement of the amount of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of our long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset, and from cash flows generated from customer lists. We did not record any impairment charges in relation to long-lived assets during the years ended December 31, 2008, 2007 or 2006.

Off -Balance Sheet Arrangements

Other than purchase commitments with two national long distance telecommunication providers and our operating leases (Note 14), we do not have any off-balance sheet arrangements.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service that is provided for the user as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as: skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with the contact handling technology; multimedia contact management (voice, fax, email, chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and on-line training tools. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation, long distance services), we follow the guidance provided in the Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not yet established objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $1.3 million of deferred revenue at December 31, 2008 and $510,000 of deferred revenue at December 31, 2007. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

•

Traditional long distance services. Revenue is derived from traditional telecommunications services such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact application and allows us to provide the all-in-one inContact solution. Revenue for the transactional long distance usage is derived based on user specific rate plans and the user’s call usage and is recognized in the period the call is initiated. Users are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, unbilled revenues are accrued for incurred usage to date.

Advertising Costs

We advertise our services through traditional venues such as print media to the general public. Costs associated with these advertising efforts are expensed as incurred, and were approximately $250,000 in 2008, $381,000 in 2007, and $350,000 in 2006.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), which requires measurement of compensation cost for equity-based awards (i.e. stock options, warrants, and restricted stock units) at fair value on date of grant and recognition of the fair value of compensation for awards expected to vest over the requisite service period. The fair value of stock options and warrants is determined based on the fair value calculated using the Black-Scholes-Merton option pricing model (“Black-Scholes model”), which requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

We utilize the accelerated vesting method, rather than a straight-line vesting method, for recognizing compensation expense as management believes this accelerated method more closely matches the expense to associated services. Under this method, nearly 60% of the compensation cost would be expensed in the first year of a typical three-year vesting term.

Operating Leases

We lease office space under an operating lease agreement. The lease agreement contains rent holidays and rent escalation provisions. We record the total rent payable during the lease term on a straight-line basis over the term of the lease and record the difference between the rent paid and the straight-line rent as deferred rent.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by Statement No. 109, Accounting for Income Taxes (“Statement 109”). Under this method, we recognize a liability or asset for the deferred income tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on their technical merits. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Comprehensive Loss

Comprehensive loss is reported in the consolidated statement of shareholders’ equity as a component of retained earnings and consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net loss. The only other item aside from net loss included in comprehensive loss is the unrealized loss on auction rate preferred securities.

Net Loss Per Common Share

Basic net loss per common share (“Basic LPS”) excludes dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted LPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. All stock options are excluded from the Diluted LPS computation, because they are anti-dilutive. Therefore, Diluted LPS equals Basic LPS for all years presented in our consolidated statements of operations.

Business Segments

Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, requires public companies to disclose certain information about their reportable operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment. We have continued to focus marketing efforts towards providing on-demand contact center software and specialized telecommunications services, in addition to traditional long distance services. Thus, we provide disclosure information on two business segments: Software and Telecom. Additional information on these segments is disclosed in Note 15.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted Statement No. 157, Fair Value Measurements (“Statement 157”), on January 1, 2008. This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. Statement 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We are currently reviewing the requirements of FSP No. FAS 157-2, and at this point in time, have not determined what impact, if any, FSP No. FAS 157-2 will have on our results of operations and financial condition.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment. This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

We adopted Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008, and elected not to establish a fair value for our financial instruments and certain other items under this statement. Therefore, our adoption of this statement did not impact our financial statements during the year ended December 31, 2008.

Liquidity

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit facility, which expires in May 2010. At December 31, 2008, we had $4.1 million of cash and cash equivalents. Cash equivalents are comprised of highly liquid assets with an original maturity at date of purchase of three months or less. In addition to our $4.1 million of cash and cash equivalents, we have access to additional available borrowings under our revolving credit facility. The revolving credit facility is secured by essentially all our assets. The available borrowings under the revolving credit facility are $2.7 million resulting in total cash and additional availability under the revolving credit facility of $6.8 million at December 31, 2008.

In 2008, we used $511,000 in cash from operations and incurred a net loss of $10.3 million. The primary factors affecting net loss during this period were non-cash charges related to $6.0 million of depreciation and amortization and $1.7 million of stock-based compensation.

Our working capital surplus of $3.3 million at December 31, 2007 decreased to $714,000 at December 31, 2008. The decrease is primarily due to a $1.7 million reduction in accounts receivable and other current assets, an $800,000 increase in deferred revenue, a $1.7 million liquidation of short-term investments, and a $175,000 reclassification of our investments from short-term to long-term. These factors were offset by a $1.3 million increase in cash and cash equivalents.

We believe that current economic conditions will impact our access to equity financing through 2009. Accordingly, we will rely on internally generated cash, our revolving credit facility and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, and available borrowings under our revolving credit facility and equipment leasing facility will be sufficient to meet our cash requirements during the next twelve months

We arrived at our financial projections for the 2009 operating plan after careful consideration of the macroeconomic factors stemming from the global economic crisis. Management is closely monitoring results against our 2009 business plan to respond to developments in our business, our markets and the broader economy and intends to take action if necessary, including cost reductions in sales, marketing and general and administrative areas. Even in the event cost reduction actions become necessary, we believe that our cash flow from operating activities, tighter management of costs and cash management should provide adequate working capital to meet our needs.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“Statement 160”). Statement No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Statement 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Statement 141(R) and Statement 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of Statement 141(R) and Statement 160 is not expected to have a material impact on our consolidated financial statements.

NOTE 2. ACQUISITIONS

We completed the acquisitions of BenchmarkPortal, Inc. (“BenchmarkPortal”) on February 9, 2007 and ScheduleQ, LLC (“ScheduleQ”) on February 15, 2007. We accounted for both the BenchmarkPortal and ScheduleQ acquisitions using the purchase method of accounting and have included the operating results of each business in our consolidated statements of operations since the respective date of each acquisition. Management allocated the purchase price to the acquired tangible and intangible assets and liabilities based on their respective fair values.

In addition to the amounts paid at closing of the BenchmarkPortal acquisition, we agreed to pay contingent purchase price payments to BenchmarkPortal stock holders in the following amounts:

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

BenchmarkPortal stockholders earned total contingent purchase price payments of $678,000 in 2008 and $571,000 in 2007, which have been recorded as additional goodwill.

In addition to the amounts paid at closing of the ScheduleQ acquisition, we agreed to pay contingent purchase price payments to ScheduleQ stockholders over a term of 48 months based on the number of licenses sold by us, with a minimum aggregate earn out payment of $101,000 and a maximum of $982,000.

Former ScheduleQ stockholders earned total contingent purchase price payments of $25,000 in 2008 and $18,000 in 2007, which have been recorded as additional goodwill.

NOTE 3. ACCOUNTS AND OTHER RECEIVABLES

The accounts and other receivables balance outstanding consisted of the following (in thousands):

	December 31,
	2008	2007
Billed	$3,496	$5,554
Unbilled	6,539	6,092
Telecommunication regulatory tax refunds	5	114
Other receivables	7	7

	10,047	11,767
Less: allowance for uncollectible accounts	(1,871)	(1,779)

Total	$8,176	$9,988

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Computer and office equipment	$8,908	$8,139
Computer software	3,912	3,151
Internally developed software	4,151	2,215
Furniture and fixtures	984	1,072

	17,955	14,577
Less: accumulated depreciation	(9,586)	(8,202)

Total	$8,369	$6,375

Total depreciation expense was approximately $2.7 million in 2008, $2.2 million in 2007 and $2.3 million in 2006.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 consisted of the following (in thousands):

Balance as of January 1, 2007	$—
Goodwill acquired	1,566
Goodwill adjustment	589

Balance as of December 31, 2007	2,155
Goodwill adjustment	703

Balance as of December 31, 2008	$2,858

The goodwill adjustment of $589,000 in 2007 and $703,000 in 2008 was a result of contingent purchase price payments related to the BenchmarkPortal and ScheduleQ acquisitions discussed in Note 2. Goodwill from both acquisitions is attributable to the Software segment.

Intangible assets consisted of the following (in thousands):

	December 31, 2008			December 31, 2007
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$15,647	$848	$16,495	$14,547	$1,948
Technology and patents	10,231	8,755	$1,476	10,231	6,686	3,545
Trade names and trade marks	1,194	152	$1,042	1,194	—	1,194
Non-compete agreement	333	269	$64	333	207	126
Domain name	54	—	$54	—	—	—

Total	$28,307	$24,823	$3,484	$28,253	$21,440	$6,813

We recorded amortization expense for intangible assets of approximately $3.4 million in 2008, $4.0 million in 2007 and $5.2 million in 2006.

Based on the recorded intangibles at December 31, 2008, estimated amortization expense over the next five years is expected to be $960,000 in 2009, $574,000 in 2010, $555,000 in 2011, $239,000 in 2012 and $210,000 in 2013.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Accrued payphone and carrier charges	$301	$626
Accrued payroll and other compensation	1,554	1,192
Current portion of operating lease obligations	45	78
Accrued professional fees	238	94
Deferred rent—current portion	40	—
Other	113	130

Total	$2,291	$2,120

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent per annum, requirements to repay outstanding principal payments begin in May 2010	$4,050	$—
Promissory notes payable to former ScheduleQ, LLC shareholders, interest imputed at 9.0 percent per annum, payable monthly, secured by the software code acquired and any improvements thereto. Principal payments due monthly, final principal payment due February 15, 2011	177	248
Capital Leases	2,890	1,478

Total debt	7,117	1,726
Debt discount	(115)	(199)

Net total debt	$7,002	$1,527

Current portion of long-term debt	$77	$71
Current portion of captial lease obligations	1,252	793
Current portion of debt discounts	(83)	(83)

Total current portion	$1,246	$781

Long-term portion of long-term debt	$4,150	$177
Long-term portion of captial lease obligations	1,638	685
Long-term portion of debt discounts	(32)	(116)

Total long-term portion	$5,756	$746

Revolving Credit Note and Convertible Term Note

On May 23, 2006, we entered into the Revolving Credit Note and Term Loan Agreement with ComVest Capital, LLC (“ComVest”), which included a $4.5 million Convertible Term Note and a $7.5 million Revolving Credit Note. These notes are secured by essentially all our assets. As part of the agreement, we issued five-year detachable warrants to purchase 330,000 shares of common stock at $2.75 per share. We allocated $542,000 of the proceeds from the offering to the warrants based on the relative fair value of the warrants using the Black-Scholes model in relation to the fair value of the Convertible Term Note and Revolving Credit Note.

We recognized a net loss on early extinguishment of debt of $364,000 in conjunction with completing the ComVest financing in 2006 due primarily to the write off of deferred debt financing fees and the early termination fee paid to the holder of the previous line of credit.

In January 2007, we entered into an amendment to the Revolving Credit Note and Term Loan Agreement with ComVest, which modified certain financial covenants. In consideration of the amendment, we paid ComVest a fee of $35,000 and issued them warrants to purchase 55,000 shares of common stock at $2.90 per share. The warrants were valued at $84,000 using the Black-Scholes model.

In April 2007, ComVest converted the entire outstanding balance of the Convertible Term Note and received 1,126,664 shares of inContact common stock (Note 10). In conjunction with this conversion, we entered into a second amendment to the ComVest Revolving Credit Note, which eliminated the majority of the financial covenants required in the January 2007 amendment.

In conjunction with receiving the proceeds from the $7.9 million shelf registration in June 2007 (Note 10), we immediately paid down the entire $3.8 million balance then outstanding of the ComVest Revolving Credit Note entered into in May 2006.

We drew $4.1 million from our Revolving Credit Note with ComVest as of December 31, 2008. The Revolving Credit Note bears interest at a fixed rate of nine percent (9.0%) and there are no requirements to repay outstanding principal payments until May 2010. The Revolving Credit Note provides for maximum availability of $7.5 million based on a calculation of 85 percent of billed and 65 percent unbilled accounts receivable at the measurement date. We are required to make monthly interest payments based on the outstanding balance and the entire outstanding balance is due at maturity. There was $3.4 million of unused commitment at December 31, 2008 under the Revolving Credit Note. We were in compliance with all financial and non-financial covenants related to the Revolving Credit Note at December 31, 2008.

As required by Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), we allocated total debt proceeds based on the respective fair value of the warrants issued in conjunction with the debt. The discount is amortized to interest expense using the interest method over the life of the agreement. Based on the allocation of proceeds under APB 14, we recorded a discount on the convertible term note and revolving credit note of $210,000 and $332,000, respectively, based on their relative fair values to each other and to the warrant. We recorded interest expense of $83,000 in 2008, $166,000 in 2007 and $105,000 in 2006 in conjunction with the amortization of the debt discount. In conjunction with the April 2007 conversion of the convertible term note, we wrote off the remaining amount allocated to the convertible term note.

Long-term debt maturities, excluding capital lease payments, consisted of the following as of December 31, 2008 (in thousands):

Year ended December 31,
2009	$77
2010	4,135
2011	15

Total	$4,227

Capital Lease Obligations

We entered into an equipment leasing facility with an equipment financing company (“Lessor”) in 2008. Under the terms of the leasing facility, the Lessor has agreed to provide us financing of $2.8 million to lease computer related equipment and software for our business operations, which the Lessor will lease to us in the form of a capital lease. The term of the facility is 30 months upon our acceptance of the leased property. The calculated interest rate is subject to change based on changes in the Treasury yield, installation period of the lease and the residual value. We have utilized $2.3 million of the leasing facility at December 31, 2008 to acquire computer related equipment and software. Beginning January 1, 2009, we are required by the Lessor to provide 30% cash collateral on the remaining $500,000 of available borrowings under the equipment leasing facility.

We also have $715,000 of capital lease obligations related to equipment leasing facilities entered into during 2007 and 2006.

The following schedule shows the future minimum lease payments under capital leases at December 31, 2008 (in thousands):

Year ended December 31,
2009	$1,390
2010	1,364
2011	338

Total future minimum lease payments	3,092
Less amount representing interest	(202)

Total obligations under capital leases	2,890
Less current portion	(1,252)

Long-term capital lease obligations, net of current portion	$1,638

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of Statement No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007.

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The estimated fair value of the auction rate preferred securities was computed as disclosed in Note 1. The fair value of the revolving credit note and promissory notes payable was computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of December 31, 2008. The carrying value and estimated fair value of our auction rate preferred securities, revolving credit note and promissory notes payable are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Auction rate preferred securities	$225	$225	$2,000	$2,000
Revolving credit note	$4,050	$4,008	$—	$—
Promissory notes payable	$177	$176	$248	$246

NOTE 9. INCOME TAXES

The components of income tax expense for the years ended December 31, 2008, 2007 and 2006, consisted of the following (in thousands):

	2008	2007	2006
Current:
Federal	$—	$—	$2
State	36	5	12

Total current	36	5	14

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total	$36	$5	$14

Income tax (benefit) expense differs from amounts computed by applying the statutory federal rate of 34.0 percent to pretax loss for the years ended December 31, 2008, 2007, and 2006, as follows (in thousands):

	2008	2007	2006
Computed federal income tax benefit at statutory rate of 34%	$(3,480)	$(2,561)	$(2,639)
State income taxes	36	7	6
Meals and entertainment	30	29	19
Other	(13)	(1)	4
Stock-based compensation	92	79	48
Change in valuation allowance	3,371	2,452	2,576

Total income tax expense	$36	$5	$14

Deferred federal and state income tax assets and liabilities at December 31, 2008 and 2007, consisted of the following temporary differences and carry-forward items (in thousands):

	2008		2007
	Current	Non-current	Current	Non-current
Deferred income tax assets:
Net operating loss carry-forwards	$—	$13,838	$—	$11,567
AMT credit carry-forwards	—	69	—	69
Book depreciation and amortization in excess of tax depreciation and amortization	—	3,583	—	2,738
Reserves, accrued liabilities, and other	1,106	229	995	136
Stock-based compensation	—	1,166	—	625

Total deferred income tax assets	1,106	18,885	995	15,135
Valuation allowance	(1,106)	(18,885)	(995)	(15,135)

Deferred income tax assets	$—	$—	$—	$—

Statement 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We are uncertain whether our deferred tax assets can be realized due to our history of operating losses. Accordingly, a valuation allowance has been recorded to reduce the deferred income tax assets to the amount which management believes is more likely than not to be realized.

The net change in our valuation allowance was an increase of $3.9 million in 2008, $1.7 million in 2007 and $3.6 million in 2006.

As of December 31, 2008, we had net operating loss carry-forwards for federal income tax reporting purposes of approximately $35.6 million that will begin to expire starting in 2018 through 2027 if not utilized. We had state net operating loss carry-forwards of approximately $37.6 million which expire depending on the rules of the various states to which the net operating loss is allocated. Approximately $1.1 million of net operating loss carry-forwards as of December 31, 2008 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

We also have alternate minimum tax credit carry-forwards of approximately $69,000 that have no expiration date.

In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 as of January 1, 2007 and have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

NOTE 10. CAPITAL TRANSACTIONS

Issuances of Common Stock:

During 2008, employees exercised options to purchase 49,000 shares of common stock and we received proceeds of $105,000.

On June 29, 2007, we filed a “shelf registration” on Form S-3 with the SEC. Under the terms of this shelf registration, we could offer from time to time up to $12.0 million in common shares. The registration statement became effective on July 13, 2007. In September of 2007 we sold a total of 2.4 million shares registered under this shelf registration and received gross proceeds of $8.5 million. We also paid placement agency fees and other professional fees totaling $635,000 for a total of $7.9 million in net proceeds. In September 2007, we deregistered the remaining $3.5 million in common shares.

In April 2007, we had a convertible term note outstanding with ComVest. On April 18, 2007, ComVest exercised its right to convert the term note to common stock. We issued 1,126,664 shares of common stock on conversion of approximately $3.4 million in principal amount of the convertible term note and paid, in cash, $15,000 of interest as complete payment and satisfaction of that note. The shares of common stock issued to ComVest were previously registered for resale under a registration statement on Form S-1 filed with the SEC.

During 2007, employees and former employees exercised options to purchase 392,340 shares of common stock and we received proceeds of $921,000.

In March 2007, a warrant holder exercised 164,125 warrants into 36,810 shares of inContact common stock.

In conjunction with the ScheduleQ acquisition that was closed in February 2007, we issued a total of 108,912 shares of our restricted common stock to ScheduleQ stockholders.

In conjunction with the BenchmarkPortal acquisition that was closed in February 2007, we issued a total of 1.5 million shares of our restricted common stock to BenchmarkPortal stockholders.

During May 2006, we sold 1.96 million shares of common stock at $2.30 per share for a total of $4.5 million to two institutional and accredited investors. Net proceeds of the offering after placement fees and expenses were $4.2 million, including $250,000 of sales commissions paid to an investment banking firm.

In conjunction with the 1.96 million shares sold in May 2006, we were required to pay down $1.1 million of the original $4.5 million balance of the convertible note (Note 7).

On June 23, 2006, a registration statement was filed with the SEC on Form S-1 to register for resale the 1.96 million common shares sold in May 2006, the common shares issuable on conversion of the convertible term note issued to ComVest, and the common shares issuable on exercise of the warrant issued to ComVest. The registration statement became effective on July 17, 2006.

During 2006, employees and former employees exercised options to purchase 313,835 shares of common stock and we received proceeds of $749,000.

Preferred Stock

The Board of Directors is authorized to issue shares of our authorized but unissued preferred stock in one or more series. With respect to any series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or any other characteristics, preferences, limitations, rights, privileges, immunities, or terms. There was no preferred stock outstanding at December 31, 2008 or 2007.

Employee Stock Purchase Plan

We adopted the 2005 Employee Stock Purchase Plan (“Purchase Plan”) to promote our operating performance and growth potential by encouraging employees to acquire equity in inContact. The Purchase Plan provides that up to 1,000,000 shares of common stock may be sold to participating employees. It expires at the beginning of 2014. The Compensation Committee of the Board of Directors will administer the Purchase Plan. No employees participated in the plan during 2008, 2007 or 2006 as the plan has not been approved to be rolled out by the Board of Directors.

NOTE 11. STOCK-BASED COMPENSATION

On January 1, 2006, we adopted Statement 123(R), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. Statement 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006.

Statement 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted Statement 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The consolidated financial statements, for the years ended December 31, 2008, 2007 and 2006 reflect the impact of Statement 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of Statement 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of Statement 123(R). As stock-based compensation expense recognized in the results for the year are based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of Statement 123(R), we selected the Black-Scholes model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Volatility is based on historical stock prices over the contractual life of the option. We have issued stock options to employees under share-based compensation plans including the Long-Term Stock Incentive Plan, the 2008 Equity Incentive Plan and those granted by the board of directors and compensation committee. Stock options are issued at the current market price on the date of grant and are generally subject to a three-year vesting period with a contractual term of five years.

Our stock-based compensation primarily consists of the following plans:

Long-Term Stock Incentive Plan: Effective March 11, 1999, we established the Long-Term Stock Incentive Plan (“1999 Plan”). The 1999 Plan provides for a maximum of 1,200,000 shares of our common stock to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under 1999 Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (SAR); and on a limited basis, stock awards. The terms and exercise prices of options is established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2008, incentive stock options to purchase a total of 1,108,484 shares had been granted, and had either been exercised or were outstanding under the 1999 Plan.

2008 Equity Incentive Plan: Effective July 1, 2008, we established the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan provides for a maximum of 1,272,500 shares of our common stock to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the 2008 Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (“SAR”) and restricted stock units (“RSU”). The terms and exercise prices of options is established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2008, incentive stock options and RSUs to purchase a total of 431,150 shares had been granted, and had either been exercised or were outstanding under the 2008 Plan.

Other Options: Our Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees and consultants as compensation and in connection with obtaining financing.

For the years ended December 31, 2008, 2007 and 2006, we allocated stock-based compensation expense (including stock options, warrants, and restricted stock units) to the same departments where cash compensation was allocated as follows (in thousands):

	2008	2007	2006
Costs of revenue	$9	$7	$11
Selling and marketing	513	487	222
General and administrative	947	782	284
Research and development	243	132	41

Total	$1,712	$1,408	$558

As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1.1 million and is expected to be recognized over a weighted average period of 0.8 years.

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions and resulting fair values for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Dividend yield	None	None	None
Volatility	55%	57%	71%
Risk-free interest rate	2.90%	4.36%	4.65%
Expected life (years)	4.4	3.3	3.3
Weighted average fair value of grants	$1.09	$1.61	$1.32
Forfeiture rate	5.3%	5.3%	5.3%

Employee Stock Options

The following tables summarize all stock option activity during the years ended December 31, 2008, 2007 and 2006, (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Balance at January 1, 2006	3,526	$2.37
Granted	366	$2.60
Exercised	(314)	$2.39
Cancelled or expired	(415)	$2.33

Balance at December 31, 2006	3,163	$2.39
Granted	1,853	$3.74
Exercised	(392)	$2.35
Cancelled or expired	(132)	$2.93

Balance at December 31, 2007	4,492	$2.94
Granted	1,043	$2.51
Exercised	(49)	$2.10
Cancelled or expired	(934)	$2.93

Balance at December 31, 2008	4,552	$2.85	4.2

Vested and exercisable at December 31, 2008	2,832	$2.73	3.9

Expected to vest at December 31, 2008	1,514	$3.05	4.8

There is no intrinsic value of our stock options at December 31, 2008 as no options were outstanding with exercises prices less than the closing stock price of $1.28 of inContact common stock at December 31, 2008. We received cash proceeds from the exercise of options of $105,000 in 2008, $921,000 in 2007, and $749,000 in 2006.

A summary of the options outstanding and options exercisable at December 31, 2008 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Vested and Exercisable
Exercise price range	Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$1.11 – $2.00	1,263	3.8 years	$2.00	1,005	$2.00
$2.01 – $2.50	709	4.8 years	$2.38	477	$2.42
$2.51 – $3.00	867	3.8 years	$2.77	467	$2.69
$3.01 – $4.00	1,303	4.6 years	$3.46	632	$3.39
$4.01 – $5.39	410	4.6 years	$4.55	251	$4.69

	4,552	4.2 years	$2.85	2,832	$2.73

A summary of the activity for non-vested share awards for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Options	Weighted-Average Option Fair Value
Balance at January 1, 2006	1,147	$1.05
Granted	366	$1.32
Vested	(566)	$1.09
Cancelled or expired	(150)	$1.28

Balance at December 31, 2006	797	$1.10
Granted	1,853	$1.62
Vested	(444)	$1.14
Cancelled or expired	(86)	$1.57

Balance at December 31, 2007	2,120	$1.53
Granted	1,043	$1.09
Vested	(1,113)	$1.29
Cancelled or expired	(330)	$1.59

Balance at December 31, 2008	1,720	$1.40

Warrants to Purchase Common Shares

In November 2008, we entered into a consulting agreement and issued warrants to purchase a total of 50,000 shares of our common stock at $1.00 per share. The warrants vest evenly over 12 months. The fair market value of the warrants, using the Black-Scholes pricing model, was $24,000 with an assumed expected volatility of 60.85%, a risk-free rate of return of 2.14%, no dividend yield, and an expected life of 4.4 years. The fair value of the warrant is being amortized over the term of the consulting agreement. The warrants expire in November 2013. The warrants were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

In November 2008, we entered into an agreement with a former officer of inContact. Under the agreement, we agreed to issue this former officer warrants to purchase a total of 70,000 shares of our common stock at $1.00 per share. The warrants were fully vested at the time of issuance. The fair market value of the warrants, using the Black-Scholes pricing model, was $33,000 with an assumed expected volatility of 60.85%, a risk-free rate of return of 2.14%, no dividend yield, and an expected life of 4.4 years. The warrants expire in November 2013. The warrants were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

In April 2007, we entered into a consulting agreement and issued warrants to purchase a total of 120,000 shares of our common stock at $4.00 per share with an additional 25,000 shares that could be earned contingent on our shares being accepted for trading on the NASDAQ stock market. The fair market value of the warrants, using the Black-Scholes pricing model, was $159,000 with an assumed expected volatility of 44.71%, a risk-free rate of return of 4.67%, no dividend yield, and an expected life of 2.0 years. The warrants vested in 2007 and expire in April 2009.

In conjunction with the BenchmarkPortal acquisition in February 2007, we entered into a consulting agreement with the founder of BenchmarkPortal and issued warrants to purchase a total of 60,000 shares of our common stock at $2.95 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $68,000 with an assumed expected volatility of 48.63%, a risk-free rate of return of 4.76%, no dividend yield, and an expected life of 3.0 years. This amount is being expensed over the term of the agreement. The warrants vested immediately and expire in February 2010.

In January 2007, we amended the ComVest convertible term note and revolving credit note agreement. In conjunction with this amendment, we issued warrants to ComVest to purchase 55,000 shares of common stock at $2.90 per share. The warrants vested immediately and expire in May 2011. In addition to the warrants, inContact also paid $35,000 in consideration, which was applied to the revolving credit facility. The fair market value of the warrants, using the Black-Scholes model, was $84,000 with an assumed expected volatility of 58.21%, a risk-free rate of return of 4.87%, no dividend yield, and an expected life of 4.3 years. These warrants were included in a registration statement filed with the SEC on Form S-1 to register for resale on April 6, 2007. The registration statement became effective on April 19, 2007.

In May 2006, as part of the ComVest convertible term note and revolving credit note agreement, we issued detachable five-year warrants to ComVest to purchase 330,000 shares of common stock at $2.75 per share. The warrants vested immediately and expire in May 2011. The fair market value of the warrants, using the Black-Scholes model, was $567,000 with an assumed expected volatility of 73.73%, a risk-free rate of return of 4.98%, no dividend yield, and an expected life of 5.0 years. We allocated the proceeds received on the debt financing to the convertible term note, revolving credit note and detachable warrants on a prorated basis based on the fair value of the respective instruments. Based on the relative fair value of the instruments, we allocated $542,000 to the detachable warrants issued to ComVest.

On June 23, 2006, a registration statement was filed with the SEC on Form S-1 to register for resale the 1.96 million common shares sold in May 2006, the common shares issuable on conversion of the convertible term note issued to ComVest Capital, and the common shares issuable on exercise of the warrant issued to ComVest Capital. The registration statement became effective on July 17, 2006.

Warrants to purchase 1.2 million shares of inContact common stock were exercisable at December 31, 2008. The following tables summarize the warrant activity for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Outstanding Warrants	Price Range	Weighted-Average Exercise Price
Balance at January 1, 2006	814	$2.00 – $4.00	$2.38
Cancelled and expired	(10)	2.50	2.50
Issued	330	2.75	2.75

Balance at December 31, 2006	1,134	1.25 – 2.75	2.49
Cancelled and expired	(90)	4.00	4.00
Exercised	(164)	2.76	2.76
Issued	260	2.90 – 4.00	3.53

Balance at December 31, 2007	1,140	2.00 – 4.00	2.56
Issued	120	1.00	1.00

Balance at December 31, 2008	1,260	$1.00 – $4.00	$2.42

A summary of the warrants outstanding and warrants exercisable at December 31, 2008 is as follows (in thousands except per share data):

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Warrants Exercisable at December 31, 2007	Weighted- Average Exercise Price
$1.00 – $2.00	670	2.4 Years	$1.82	628	$1.88
$2.75 – $2.95	445	2.2 Years	$2.80	445	$2.80
$4.00	145	0.3 Years	$4.00	145	$4.00

	1,260	2.1 Years	$2.42	1,218	$2.47

Restricted Stock Units

On November 5, 2008, the Board of Directors of inContact approved a compensation package for the non-employee Directors of inContact. Under the package non-employee directors receive a cash payment of $30,000 paid in 12 monthly installments and an award of 50,000 restricted stock units under inContact’s 2008 Plan. The restricted stock units vest in equal monthly installments over the one-year period following the date of the award; provided, that vesting is accelerated in the event of a greater than 50 percent change in voting control of inContact or membership of the Board of Directors or a disposition of more than 50 percent of the assets of inContact (a “Corporate Event”). Each restricted stock unit represents the right to receive one share of inContact common stock (subject to adjustment in the event of a stock dividend, share combination, recapitalization or similar event as provided in the Plan) upon termination of service as a director for any reason or the occurrence of a Corporate Event. The compensation package also provided for issuances of 15,000 additional restricted stock units to the Chairman of the Board, 10,000 additional restricted stock units to the Chairman of the Audit Committee and 7,000 additional restricted stock units to each of the Chairpersons of the Compensation Committee and Governance Committee. At the time the compensation package was approved, the Board of Directors determined that the 15,000 restricted stock units provided for the Chairman of the Board would not be awarded to the current Chairman as he was a paid consultant to inContact on the award date.

The 224,000 restricted stock units granted on November 5, 2008 were valued at $242,000 based on the closing stock price of inContact common stock on the date of grant and are being expensed over the vesting period on an accelerated basis.

NOTE 12. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $72,000 in 2008, $61,000 in 2007 and $55,000 in 2006 for consulting, marketing, and capital raising activities. We owed the Chairman $6,000 at December 31, 2008 and 2007. The Chairman has also provided his personal guaranty in the amount of up to $250,000 to certain long distance carriers, for which we have agreed to indemnify him for any losses for which he may become liable.

NOTE 13. MAJOR SUPPLIERS

Approximately 63 percent, 63 percent, and 65 percent of our cost of revenue (excluding depreciation and amortization) for the years ended December 31, 2008, 2007 and 2006, respectively, was generated from three telecommunication providers. We owed $2.9 million to these telecommunications providers at December 31, 2008 and $2.3 million at December 31, 2007.

NOTE 14. COMMITMENTS AND CONTINGENCIES

At December 31, 2008 and 2007, we have posted surety bonds aggregating $341,000 in favor of eight municipalities with whom we have contracts to provide long distance services. The municipalities routinely require all telecommunication service providers to maintain such surety bonds.

We have purchase commitments with two national long distance telecommunication providers. One purchase commitment provides for monthly minimums of $50,000 per month through October 2010. We currently exceed our monthly minimum purchase commitment with this carrier. The other purchase commitment is with another carrier that requires a $1.0 million usage commitment through July 2010 that we believe we will meet based on current usage patterns.

Certain customers lists purchased in 2001 through 2003 were financed through loans from various investors. All loans were paid prior to December 31, 2006. As part of the loan agreements, we agreed to pay a percentage of revenue received from the purchased customers to these investors as long as the customers remain with inContact. We paid these investors $648,000 in 2008, $800,000 in 2007 and $1.1 million in 2006.

We are the subject of certain other legal matters considered incidental to our business activities. It is the opinion of management that the ultimate disposition of these matters will not have a material impact on our financial position, liquidity or results of operations.

Operating Leases

We lease executive office space in Midvale, Utah, a suburb of Salt Lake City, Utah. The space consists of approximately 50,000 square feet. The lease requires monthly lease payments of approximately $95,000, which is subject to 3% escalations per year starting in 2009. We record the total rent payable during the lease term on a straight-line basis over the term of the lease and record the difference between the rent paid and the straight-line rent as deferred rent. The lease for this office space expires in June 2013, but we have an option to renew the lease for an additional five years at the end of the lease period.

The following schedule summarizes the future minimum lease payments on operating leases at December 31, 2008 (in thousands):

Year ended December 31,
2009	$1,871
2010	1,213
2011	1,249
2012	1,287
2013	663

Total	$6,283

Rent expense was $1.8 million in 2008, $1.1 million in 2007 and $857,000 in 2006. These amounts are net of sub-lease related income of $0 in 2008, $124,000 in 2007 and $205,000 in 2006.

NOTE 15. SEGMENTS

Effective January 1, 2008, our management changed the way it manages the business and accordingly, we changed the way we report segments to reflect sales based on its two primary segments. The new segments are Software and Telecom, which is different than the previously reported Telecom segment. The Software segment includes all monthly recurring revenue related to the delivery of our software applications plus the associated professional services and setup fees related to the software services product features (referred to as SaaS). The new Software segment no longer includes any telecommunication revenue. During the first three quarters of

2008, we referred to our Software segment as the “SaaS” segment. We subsequently determined in the fourth quarter of 2008 that referring to this segment as the “Software” segment is clearer to our customers, investors and other stakeholders of our business.

Prior to January 1, 2008, we managed and reported its financial results based on two customer segments: inContact and Telecom. The inContact segment included all product revenues from customers using any inContact services as well as their long distance voice and data services. The previous Telecom segment included all voice and data long distance services provided to customers not utilizing any inContact services. We have reclassified amounts previously reported in the 2007 and 2006 segment operating results to conform to our current segmentation.

In February 2007, we closed two acquisitions and the technologies acquired have been added to the Software segment. The BenchmarkPortal acquisition allows us to provide users a hosted process for measuring the effectiveness of agent interactions with clients. The ScheduleQ acquisition allows us to provide our users a hosted solution for automating the scheduling, forecasting and alert notification functions common to most contact center and customer service type operations.

Operating segment revenues and profitability for the year ended December 31, 2008 were as follows (in thousands):

	Year Ended December 31, 2008
	Telecom	Software	Consolidated
Revenue	$59,652	$19,973	$79,625

Costs of revenue (excluding depreciation and amortization shown separately below)	41,224	528	41,752
Selling and marketing	5,235	11,303	16,538
General and administrative	13,123	8,118	21,241
Depreciation and amortization	2,927	3,118	6,045
Research and development	—	3,838	3,838

Loss from operations	$(2,857)	$(6,932)	$(9,789)

Operating segment revenues and profitability for the year ended December 31, 2007 were as follows (in thousands):

	Year Ended December 31, 2007
	Telecom	Software	Consolidated
Revenue	$66,008	$13,474	$79,482

Costs of revenue (excluding depreciation and amortization shown separately below)	43,935	278	44,213
Selling and marketing	6,825	9,288	16,113
General and administrative	11,854	5,407	17,261
Depreciation and amortization	3,504	2,709	6,213
Research and development	—	2,508	2,508

Loss from operations	$(110)	$(6,716)	$(6,826)

Operating segment revenues and profitability for the year ended December 31, 2006 were as follows (in thousands):

	Year Ended December 31, 2006
	Telecom	Software	Consolidated
Revenue	$78,857	$3,943	$82,800

Costs of revenue (excluding depreciation and amortization shown separately below)	53,358	97	53,455
Selling and marketing	8,550	5,498	14,048
General and administrative	11,240	1,824	13,064
Depreciation and amortization	5,683	1,774	7,457
Research and development	—	1,247	1,247

Loss from operations	$26	$(6,497)	$(6,471)

INCONTACT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for uncollectible accounts receivable:	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
Year ended December 31, 2008	$1,779	$900	$808	$1,871
Year ended December 31, 2007	$1,746	$1,028	$995	$1,779
Year ended December 31, 2006	$1,596	$1,095	$945	$1,746