Form 10-Q
period 2009-03-31
inContact, Inc.
filed 2009-05-08
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

Commission File No. 1-33762

inContact, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0528557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7730 S. Union Park Avenue, Suite 500, Midvale, UT 84047

(Address of principal executive offices and Zip Code)

(801) 320-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 6, 2009
Common Stock, $.0001 par value	31,081,896 shares

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,937	$4,096
Restricted cash	80	—
Auction rate preferred securities	—	50
Accounts and other receivables, net of allowance for uncollectible accounts of $1,798 and $1,871, respectively	8,795	8,176
Other current assets	1,375	1,065

Total current assets	14,187	13,387
Restricted cash	165	—
Property and equipment, net	8,599	8,369
Intangible assets, net	3,085	3,484
Goodwill	3,042	2,858
Auction rate preferred securities	100	175
Other assets	495	474

Total assets	$29,673	$28,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,312	$1,246
Trade accounts payable	7,021	7,039
Accrued liabilities	3,017	2,291
Accrued commissions	1,242	1,158
Deferred revenue	879	939

Total current liabilities	13,471	12,673
Long-term debt and capital lease obligations	7,000	5,756
Deferred rent	413	432
Deferred revenue	377	395
Warrants (Note 5)	349	—

Total liabilities	21,610	19,256

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 31,081,896 and 31,065,228 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	3	3
Additional paid-in capital	70,892	70,518
Warrants and options outstanding	718	1,355
Accumulated deficit	(63,500)	(62,335)
Accumulated other comprehensive loss	(50)	(50)

Total stockholders’ equity	8,063	9,491

Total liabilities and stockholders’ equity	$29,673	$28,747

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended March 31,
	2009	2008
Revenue	$21,003	$19,881
Operating expenses:
Costs of revenue (excluding depreciation and amortization shown separately below)	10,225	10,508
Selling and marketing	4,165	4,194
General and administrative	5,693	5,461
Depreciation and amortization	1,257	1,452
Research and development	930	958

Total operating expenses	22,270	22,573

Loss from operations	(1,267)	(2,692)
Other income (expense):
Interest income	—	20
Interest expense	(187)	(55)
Change in fair value of warrants (Note 5)	(236)	—

Total other expense	(423)	(35)

Loss before income taxes	(1,690)	(2,727)
Income tax expense	13	3

Net loss	$(1,703)	$(2,730)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	31,071	31,026

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

			Additional Paid-in Capital	Warrants and Options Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2009	31,065	$3	$70,518	$1,355	$(62,335)	$(50)	$9,491
Cumulative effect of change in accounting principle (Note 5)	—	—	—	(651)	538	—	(113)
Issuance of restricted stock	17	—	29	—	—	—	29
Stock-based compensation	—	—	235	—	—	—	235
Vesting of restricted stock units	—	—	110	—	—	—	110
Vesting of warrants	—	—	—	14	—	—	14
Net loss	—	—	—	—	(1,703)	—	(1,703)

Balance at March 31, 2009	31,082	$3	$70,892	$718	$(63,500)	$(50)	$8,063

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,703)	$(2,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,257	1,452
Amortization of note financing costs	28	7
Stock-based compensation	388	378
Change in fair value of warrants	236	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(619)	1,164
Other current assets	(310)	(52)
Other non-current assets	(28)	(16)
Trade accounts payable	(78)	195
Accrued liabilities	726	962
Accrued commissions	84	(127)
Deferred rent	(19)	—
Deferred revenue	(78)	27

Net cash provided by (used in) operating activities	(116)	1,260

Cash flows from investing activities:
Increase in restricted cash	(245)	—
Contingent purchase price payments	(175)	(173)
Redemption of auction rate preferred securities	125	1,000
Purchases of property and equipment	(867)	(1,078)

Net cash used in investing activities	(1,162)	(251)

Cash flows from financing activities:
Borrowings (payments) under revolving credit facility	1,450	—
Principal payments on long-term debt and capital leases	(331)	(250)
Proceeds from exercise of options and warrants	—	29

Net cash provided by (used in) financing activities	1,119	(221)

Net increase (decrease) in cash and cash equivalents	(159)	788
Cash and cash equivalents at beginning of period	4,096	2,760

Cash and cash equivalents at end of period	$3,937	$3,548

Supplemental cash flow information
Cash paid for interest	$188	$54
Cash paid for taxes	$41	$9
Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on change in fair value of auction rate securities	$—	$110
Property and equipment included in trade accounts payable	$51	$67
Contingent purchase price payments included in accounts payable	$9	$11
Property and equipment and other assets financed through capital leases	$170	$—

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

We changed our name from UCN, Inc. to inContact, Inc. (“inContact”, “we”, “us”, “our”, or the “Company”) on January 1, 2009. The accompanying consolidated financial statements and related footnotes refer to us as inContact for all periods presented. We are incorporated in the state of Delaware.

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2008 Annual Report on Form 10-K.

NOTE 2. REVENUE RECOGNITION

Revenue is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

inContact Suite of Services

Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. Our all-in-one inContact software solution is delivered over our telecommunications and data network. The all-in-one inContact solution includes features such as: skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with the contact handling technology; multimedia contact management (voice, fax, email, chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and on-line training tools. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation, long distance services), we follow the guidance provided in the Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not yet established objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $1.3 million of deferred revenue at both March 31, 2009 and December 31, 2008. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

Traditional Long Distance Services

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

NOTE 3. BASIC AND DILUTED NET LOSS PER COMMON SHARE

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

As a result of incurring a net loss for the three months ended March 31, 2009 and 2008, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had outstanding options, restricted stock units, and warrants to purchase a total of 6,473,125 shares of common stock at March 31, 2009 and 5,222,000 shares of common stock at March 31, 2008.

NOTE 4. RESTRICTED CASH

Beginning January 1, 2009, we were required by an equipment financing company (“Lessor”) to provide a letter of credit equal to 30% of our $550,000 of borrowings made subsequent to that date under the equipment leasing facility with the Lessor. Accordingly, we have classified the associated letter of credit balance of $165,000 as long-term restricted cash in the accompanying balance sheet at March 31, 2009. The remaining $80,000 of current restricted cash is held on deposit for credit card processing.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Auction Rate Preferred Securities

Our auction rate preferred securities (“ARPS”) were our only assets measured at fair value on a recurring basis subject to the disclosure requirements of Statement 157 at March 31, 2009. We classified the investment in ARPS as a Level 3 investment as these securities have significant unobservable inputs. The fair value of the investment in ARPS as of March 31, 2009 was $100,000. We have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2009. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

Warrants

We adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of the requirements of EITF 07-5 can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire our stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the following warrants contained such provisions, thereby concluding they were not indexed to our own stock:

•	Warrants issued to ComVest Capital, LLC (“ComVest”) in conjunction with the Revolving Credit Note and Term Loan Agreement, exercisable for 330,000 shares of our common stock that expire May 23, 2011.

•	Warrants issued to ComVest in conjunction with the an amendment to the Revolving Credit Note and Term Loan Agreement, exercisable for 55,000 shares of our common stock that expire May 23, 2011.

In accordance with EITF 07-5, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $538,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the condensed consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the condensed consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the condensed consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. We measured the estimated fair value of these warrants as of March 31, 2009, and recorded a $236,000 charge to record the liabilities associated with these warrants at their estimated fair values totaling $349,000 as of March 31, 2009. We estimated the fair values of these securities using a Black-Scholes valuation model.

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of March 31, 2009 (in thousands):

Auction rate preferred securities:
Balance at January 1, 2009	$100,000
Total realized and unrealized gains (losses)	—

Balance at March 31, 2009	$100,000

Warrants:
Balance at January 1, 2009	$(113,000)
Total realized and unrealized gains (losses)	(236,000)

Balance at March 31, 2009	$(349,000)

Fair Value Estimates

Our fair value estimates at March 31, 2009 were as follows (in thousands):

	Fair value as of March 31, 2009	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the three months ended March 31, 2009
Assets:
Cash, cash equivalents and restricted cash	$4,182	$4,182	$—	$—	$—
Auction rate preferred securities	100	—	—	100	—

Total	$4,282	$4,182	$—	$100	$—

Liabilities:
Revolving credit note	$5,459	$—	$—	$5,459	$—
Promissory notes	157	—	—	157	—
ComVest warrants	349	—	—	349	(236)

Total	$5,965	$—	$—	$5,965	$(236)

Basis for Valuation

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The estimated fair value of the auction rate preferred securities was computed as described above. The fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of March 31, 2009. The fair value of the ComVest warrants were computed using a Black-Scholes option pricing model. The carrying value and estimated fair value of our auction rate preferred securities, revolving credit note, promissory notes payable , and ComVest warrants are as follows (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Auction rate preferred securities	$100	$100	$225	$225
Revolving credit note	$5,500	$5,459	$4,050	$4,008
Promissory notes	$158	$157	$177	$176
ComVest warrants	$349	$349	$—	$—

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of Statement No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2009 and December 31, 2008.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 consisted of the following (in thousands):

Balance as of January 1, 2009	$2,858
Goodwill adjustment	184

Balance as of March 31, 2009	$3,042

The goodwill adjustment of $184,000 in the first quarter of 2009 was a result of contingent purchase price payments related to acquisitions in previous years. Goodwill from acquisitions is attributable to the Software segment.

Intangible assets consisted of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$15,909	$586	$16,495	$15,647	$848
Technology and patents	10,231	8,856	1,375	10,231	8,755	1,476
Trade names and trade marks	1,194	173	1,021	1,194	152	1,042
Non-compete agreement	333	284	49	333	269	64
Domain name	54	—	54	54	—	54

Total	$28,307	$25,222	$3,085	$28,307	$24,823	$3,484

We recorded amortization expense for intangible assets of $399,000 during the three months ended March 31, 2009 and $834,000 during the three months ended March 31, 2008.

Based on the recorded intangibles at March 31, 2009, estimated amortization expense is expected to be $561,000 during the remainder of 2009, $574,000 in 2010, $555,000 in 2011, $239,000 in 2012, $210,000 in 2013 and $210,000 in 2014.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued payroll and other compensation	$2,242	$1,554
Accrued payphone and carrier charges	254	301
Current portion of operating lease obligations	43	45
Accrued professional fees	313	238
Current portion of deferred rent	49	40
Other	116	113

Total	$3,017	$2,291

NOTE 8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $1.5 million from our Revolving Credit Note with ComVest Capital, LLC (“ComVest”) during the three months ended March 31, 2009. The Revolving Credit Note bears interest at a fixed rate of nine percent (9.0%) and there are no requirements to repay outstanding principal payments until May 2010 unless the outstanding principal under the Revolving Credit Note exceeds the allowed maximum availability at any time, in which case we are obligated to immediately make a payment to ComVest in an amount sufficient to cause the outstanding principal to be equal to or less than the allowed maximum availability. The Revolving Credit Note provides for maximum availability of $7.5 million based on a calculation of 85 percent of billed and 65 percent of unbilled accounts receivable at the measurement date. We are required to make monthly interest payments based on the outstanding balance and the entire outstanding balance is due at maturity. There was $2.0 million of unused commitment at March 31, 2009 under the Revolving Credit Note.

We entered into an equipment leasing facility with an equipment financing company (“Lessor”) in 2008. Under the terms of the leasing facility, the Lessor has agreed to provide us financing of $2.8 million to lease computer related equipment and software for our business operations, which the Lessor will lease to us in the form of a capital lease. The term of the facility is 30 months upon our acceptance of the leased property. The calculated interest rate is subject to change based on changes in the Treasury yield, installation period of the lease and the residual value. We have $2.1 million of capital lease obligations at March 31, 2009 related to this equipment leasing facility. We have utilized the full $2.8 million of the leasing facility at March 31, 2009 to acquire computer related equipment and software. Beginning January 1, 2009, we were required by the Lessor to provide a letter of credit equal to 30% of the $550,000 of additional borrowings made subsequent to that date under the equipment leasing facility. Accordingly, we have classified the associated letter of credit balance of $165,000 as long-term restricted cash on the accompanying balance sheet at March 31, 2009.

We also have $580,000 of capital lease obligations at March 31, 2009 related to equipment leasing facilities entered into during 2007 and 2006.

NOTE 9. CAPITAL TRANSACTIONS

In December 2008, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue as partial consideration for services a total of 100,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing January 1, 2009. We issued 16,668 shares of common stock to this third party during the three months ended March 31, 2009 pursuant to the consulting agreement.

NOTE 10. STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“Statement 123(R)”). Statement 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. As stock-based compensation expense recognized in each period is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We recorded stock-based compensation expense (including stock options, warrants, and restricted stock units) to the same departments where cash compensation was recorded as follows (in thousands):

	Three months ended March 31,
	2009	2008
Costs of revenue	$2	$2
Selling and marketing	62	130
General and administrative	263	212
Research and development	61	34

Total	$388	$378

We selected the Black-Scholes model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Volatility is based on historical stock prices over the expected life of the option.

During the three months ended March 31, 2009, we granted 759,950 stock options, principally to our executive officers, with exercise prices ranging from $1.32 to $2.30 and a weighted-average fair value of $1.06. During the three months ended March 31, 2008, we granted 127,000 stock options with exercise prices ranging from $3.00 to $4.50 and a weighted-average fair value of $1.68.

As of March 31, 2009, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock option plans. The compensation cost is expected to be recognized over a weighted average period of 0.89 years.

NOTE 11. COMPREHENSIVE LOSS

Comprehensive loss includes unrealized losses on auction rate preferred securities. The difference between net loss and comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net loss	$(1,703)	$(2,730)
Unrealized loss on available-for-sale securities	—	(110)

Comprehensive loss	$(1,703)	$(2,840)

NOTE 12. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $6,000 per month during the three months ended March 31, 2009 and 2008 for consulting, marketing, and capital raising activities. We owed the Chairman $6,000 at March 31, 2009 and December 31, 2008. The Chairman has also provided his personal guaranty in the amount of up to $250,000 to certain long distance carriers, for which we have agreed to indemnify him for any losses for which he may become liable.

NOTE 13. SEGMENTS

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications plus the associated professional services and setup fees related to the software services product features. The Telecom segment includes all voice and data long distance services provided to customers. During the first three quarters of 2008, we referred to our Software segment as the “SaaS” segment. We subsequently determined in the fourth quarter of 2008 that referring to this segment as the “Software” segment is clearer to our customers, investors and other stakeholders of our business.

Operating segment revenues and profitability for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Telecom	Software	Consolidated	Telecom	Software	Consolidated
Revenue	$14,176	$6,827	$21,003	$15,511	$4,370	$19,881
Costs of revenue (excluding depreciation and amortization shown separately below)	9,958	267	10,225	10,415	93	10,508
Selling and marketing	1,199	2,966	4,165	1,409	2,785	4,194
General and administrative	3,434	2,259	5,693	3,426	2,035	5,461
Depreciation and amortization	814	443	1,257	713	739	1,452
Research and development	—	930	930	—	958	958

Loss from operations	$(1,229)	$(38)	$(1,267)	$(452)	$(2,240)	$(2,692)

General and administrative expense for the Software segment includes compensation expense of $881,000 for the three months ended March 31, 2009 and $1.1 million for the three months ended March 31, 2008, which is related to the implementation and support of our inContact customers. General and administrative expense for the Telecom segment includes compensation expense of $556,000 for the three months ended March 31, 2009 and $152,000 for the three months ended March 31, 2008, which is related to the support of our telecommunications customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2008 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission.

OVERVIEW

We are principally focused on selling software solutions and telecommunication services to the contact center industry. In 2005, we began the process of transitioning from operating as a telecommunications services provider to operating primarily as a Software-as-a-Service provider focused on the contact center market.

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

We continue to derive the majority of our revenue from long distance telecommunication and related services. As a domestic and international long distance reseller and aggregator, we contract with a number of third party long distance service providers for the right to resell telecommunication services to our customers. The variety of traditional telecommunication services we offer enables our customers to: (1) buy most of the telecommunications services they need from one source, (2) combine those services into a customized package including inContact’s all-in-one, contact center solution, (3) receive one bill for those services, (4) make one call to inContact if service problems or billing issues arise, and (5) depend on our professional team of employees to manage their network and contact center solution, end-to-end, so our users can focus on their business operations.

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

SOURCES OF REVENUE

We derive our revenues from two major business activities: (1) hosting and support of our inContact software suite of services and associated professional services and (2) reselling telecommunication services. Since 2005, our primary business focus has been on selling and marketing our inContact software suite.

Software. Software hosting and support of our inContact suite of services is provided on a monthly basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact suite experience. Our hosting services provide remote management and maintenance of our software and customers’ data. Customers access “hosted” software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our telecommunications and data network is fundamental to our inContact suite and allows us to provide the all-in-one inContact solution.

Telecom. We continue to derive revenue from traditional telecommunications services such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Revenue for the transactional long distance usage is derived based on user specific rate plans and the user’s call usage and is recognized in the period the call is initiated. Users are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, unbilled revenues are accrued for incurred usage to date.

COST OF REVENUE AND OPERATING EXPENSES

Cost of Revenue. Cost of revenue consists almost entirely of payments to third party long distance service providers for the right to resell telecommunication services to our customers. Because historically our primary business was to provide telecommunications services, we continue to report as a Telecom business. Therefore our cost of revenue does not include certain expenses such as professional services and depreciation and amortization.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, product management expenses, and travel costs.

General and Administrative. General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, and other corporate expenses.

Depreciation and Amortization. Depreciation and amortization is a noncash charge that represents a reduction in the value of our property and equipment due to wear and age. This amount also includes amortization of leased property and intangibles, which consists of acquired technology, trade names and customer lists.

Research and Development. Research and development expenses consist primarily of the non-capitalized portion of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, quality assurance, market research and testing.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2009 compared to our condensed consolidated operating results for the three months ended March 31, 2008 (in thousands):

	2009	2008	$ Change	% Change
Revenue	$21,003	$19,881	1,122	6%
Costs of revenue	10,225	10,508	(283)	(3%)
Selling and marketing	4,165	4,194	(29)	(1%)
General and administrative	5,693	5,461	232	4%
Depreciation and amortization	1,257	1,452	(195)	(13%)
Research and development	930	958	(28)	(3%)

Loss from operations	(1,267)	(2,692)
Other expense	(423)	(35)	(388)	1109%

Loss before income taxes	(1,690)	(2,727)
Income tax expense	13	3

Net loss	$(1,703)	$(2,730)

Revenue

Total revenues increased $1.1 million or 6% to $21.0 million during the three months ended March 31, 2009 compared to revenues of $19.9 million during the same period in 2008. The increase relates to an increase of $2.4 million in Software segment revenue due to our focus on sales and marketing efforts on our all-in-one hosted inContact suite. This increase is offset by a decrease of $1.3 million in Telecom segment revenue due to expected attrition.

Cost of revenue

Cost of revenue (excluding depreciation and amortization) decreased $300,000 or 3% to $10.2 million during the three months ended March 31, 2009 compared to $10.5 million during the same period in 2008. Consistent with other telecommunication companies, we do not include depreciation and amortization or professional service costs in our calculation of cost of revenue. Cost of revenue as a percentage of revenue decreased four percentage points to 49% during the three months ended March 31, 2009 compared to 53% during the same period in 2008. This decrease is primarily driven by our transition in sales mix from our lower margin Telecom segment to our higher margin Software segment as a result of increased sales of our hosted inContact suite.

Selling and marketing

Selling and marketing expense remained flat at $4.2 million during the three months ended March 31, 2009 and 2008.

General and administrative

General and administrative expense increased $200,000 or 4% to $5.7 million during the three months ended March 31, 2009 from $5.5 million during the same period in 2008. This increase primarily relates to severance compensation charges for two former executive officers terminated in the first quarter of 2009.

Depreciation and amortization

Depreciation and amortization expense decreased $200,000 or 13% to $1.3 million during the three months ended March 31, 2009 from $1.5 million during the same period in 2008. The decrease is due to a reduction of $416,000 of amortization expense as a result of an intangible asset becoming fully amortized in the fourth quarter of 2008 offset by additional depreciation and amortization as a result of additional equipment purchases and capitalized software.

Research and development

Research and development expense remained relatively flat at $930,000 during the three months ended March 31, 2009 compared to $958,000 during the same period in 2008. During the three months ended March 31, 2009, we capitalized an additional $721,000 of costs related to our internally developed software compared to $440,000 during the same period in 2008.

Other expense

Other expense increased $388,000 to $423,000 during the three months ended March 31, 2009 from $35,000 during the same period in 2008. Of this increase, net interest expense increased $152,000 due to a higher outstanding balance on our revolving credit facility in the first quarter of 2009 as compared to the first quarter of 2008. The remaining $236,000 of the increase is due to the adoption of a new accounting pronouncement on January 1, 2009. This non-cash charge taken in the first quarter of 2009 represents the change in fair value of warrants during the period. See Note 5 to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed explanation of the accounting for this new accounting pronouncement.

SEGMENT REPORTING

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications plus the associated professional services and setup fees related to the software services product features (referred to as SaaS). The Telecom segment includes all voice and data long distance services provided to customers. During the first three quarters of 2008, we referred to our Software segment as the “SaaS” segment. We subsequently determined in the fourth quarter of 2008 that referring to this segment as the “Software” segment is clearer to our customers, investors and other stakeholders of our business.

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008	$ Change	% Change
Revenue	$6,827	$4,370	2,457	56%
Costs of revenue	267	93	174	187%
Selling and marketing	2,966	2,785	181	6%
General and administrative	2,259	2,035	224	11%
Depreciation and amortization	443	739	(296)	(40%)
Research and development	930	958	(28)	(3%)

Income (loss) from operations	$(38)	$(2,240)

The Software segment revenue increased by $2.4 million or 56% to $6.8 million during the three months ended March 31, 2009 from $4.4 million during the same period in 2008. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $349,000 for the first quarter of 2009 compared to $256,000 for the first quarter of 2008.

We continue to focus a significant amount of our resources in expanding our inContact suite of services in the market and supporting new customers. As a result, selling and marketing expenses in the Software segment increased $200,000 or 6% to $3.0 million during the three months ended March 31, 2009 compared to $2.8 million during the same period in 2008. General and administrative expenses increased $200,000 or 11% to $2.2 million during the three months ended March 31, 2009 compared to $2.0 million during the same period in 2008. Depreciation and amortization expense decreased $296,000 or 40% to $443,000 during the three months ended March 31, 2009 from $739,000 during the same period in 2008. The decrease is a result of an intangible asset becoming fully amortized in the fourth quarter of 2008. We also continue to develop the services provided in the Software segment by investing in research and development. During the three months ended March 31, 2009, we spent $930,000 in research and development costs as compared to $958,000 during the same period in 2008 and have capitalized an additional $721,000 of costs incurred during the three months ended March 31, 2009 related to our internally developed software compared to $440,000 during the same period in 2008.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008	$ Change	% Change
Revenue	$14,176	$15,511	(1,335)	(9%)
Costs of revenue	9,958	10,415	(457)	(4%)
Selling and marketing	1,199	1,409	(210)	(15%)
General and administrative	3,434	3,426	8	0%
Depreciation and amortization	814	713	101	14%
Research and development	—	—

Loss from operations	$(1,229)	$(452)

We continue to see decreases in Telecom segment revenue; however, attrition rates are in line with our expectations. Overall Telecom segment revenue decreased $1.3 million or 9% to $14.2 million during the three months ended March 31, 2009 compared to $15.5 million during the same period in 2008. This decrease is due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our inContact suite of services. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 4% and selling and marketing expenses decreased 15% during the three months ended March 31, 2009 compared to the same period in 2008. These decreases were partially offset by an increase of 14% in depreciation and amortization due to additional equipment purchases and capitalized software subsequent to the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit facility, which expires in May 2010. At March 31, 2009, we had $3.9 million of cash and cash equivalents. Cash equivalents are comprised of highly liquid assets with an original maturity at date of purchase of three months or less. In addition to cash and cash equivalents, we have access to additional available borrowings under our revolving credit facility. The revolving credit facility is secured by essentially all our assets. The additional available borrowings under the revolving credit facility are $1.8 million, resulting in total cash and additional availability under the revolving credit facility of $5.7 million at March 31, 2009.

We experienced a net loss of $1.7 million during the three months ended March 31, 2009. Primary expenses affecting operations during this period were non-cash charges related to $1.3 million of depreciation and amortization, $388,000 of stock-based compensation and $236,000 for the change in the fair value of certain warrants.

Our working capital of $716,000 at March 31, 2009 remained essentially unchanged from our working capital of $714,000 at December 31, 2008. The change in working capital caused by an $810,000 increase in accrued liabilities and accrued commissions, a $50,000 liquidation of short-term investments, and a $165,000 reclassification of our cash and cash equivalents to long-term restricted cash was fully offset by a $929,000 increase in accounts receivable and other current assets, a $60,000 decrease in current deferred revenue, and a $159,000 decrease in cash and cash equivalents.

During the three months ended March 31, 2009, we generated $1.1 million of cash from financing activities. We obtained cash from financing activities primarily by borrowing $1.5 million from our revolving credit facility. During the three months ended March 31, 2009, we used $116,000 and $1.2 million of cash in operating and investing activities, respectively. Cash used in investing activities was used to acquire property and equipment and obtain letters of credit as described in Note 4 to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. We had an overall net decrease in cash of $159,000 during the three months ended March 31, 2009. The amount that we have invested in our expansion has provided additional network capacity and additional resources to help grow our inContact suite.

We believe that current economic conditions will impact our access to equity financing through 2009. Accordingly, we expect to rely on internally generated cash, our revolving credit facility and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, and available borrowings under our revolving credit facility will be sufficient to meet our cash requirements during the next twelve months.

FAIR VALUE MEASUREMENTS

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assetsare marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted Statement No. 157, Fair Value Measurements (“Statement 157”), on January 1, 2008. This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. Statement 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Auction Rate Preferred Securities

We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $100,000 at March 31, 2009. In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2009. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we recorded a temporary unrealized decline in fair value of $50,000 for the year ended December 31, 2008, with an offsetting entry to accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because the auction rate preferred securities are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by these underlying marketable securities. In addition, our holdings of auction rate preferred securities represented only 2% of our total cash, cash equivalent, and investment balance at March 31, 2009, which we believe allows us sufficient time for the securities to return to original full value. We will re-evaluate each of these factors as market conditions change in subsequent periods.

Warrants

We adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of the requirements of EITF 07-5 can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire our stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the following warrants contained such provisions, thereby concluding they were not indexed to our own stock:

•	Warrants issued to ComVest Capital, LLC (“ComVest”) in conjunction with the Revolving Credit Note and Term Loan Agreement, exercisable for 330,000 shares of our common stock that expire May 23, 2011.

•	Warrants issued to ComVest in conjunction with the an amendment to the Revolving Credit Note and Term Loan Agreement, exercisable for 55,000 shares of our common stock that expire May 23, 2011.

In accordance with EITF 07-5, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. We measured the fair value of these warrants as of March 31, 2009, and recorded a $236,000 charge to record the liabilities associated with these warrants at their estimated fair values totaling $349,000 as of March 31, 2009. We estimated the fair values of these securities using a Black-Scholes valuation model.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our short-term investments of $100,000 in preferred auction rate securities are rated AAA. While the recent auction failures may limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in the 2008 Annual Report on Form 10-K under Item 1A “Risk Factors,” actual results may differ from those in the forward-looking statements.

ITEM 5.	OTHER INFORMATION

In May 2006 we issued a warrant to purchase 330,000 common shares at a price of $2.75 per share, and in February 2007 we issued an additional warrant to purchase 55,000 common shares at a price of $2.90 per share. These warrants were issued to ComVest Capital, LLC, the lender under our revolving credit facility, and the shares underlying the warrants have been registered for resale through a registration statement on Form S-3 filed under the Securities Act of 1933. The warrants provide for adjustment of the exercise prices in the event we issue additional shares of common stock at prices less than $2.25 per share. As a result of the issuance of warrants and shares to independent consultants, there has been a small reduction in the exercise prices of the warrants held by ComVest Capital. The exercise price of the warrant for the purchase of 330,000 common shares held by ComVest Capital is now $2.7436 per share, and the exercise price of the warrant for the purchase of 55,000 common shares is now $2.893 per share. Under the investor relations consulting agreement we have with a third party, we are obligated to issue an additional 83,332 common shares through the end of June 2010 as services are performed. Assuming the services are performed and shares are issued under the agreement at a price less than $2.25 per share, there would be further insignificant reductions in the exercise prices of the warrants held by ComVest Capital.

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

inContact, INC.

Date: May 8, 2009	By:	/s/ Paul Jarman
Paul Jarman Chief Executive Officer

Date: May 8, 2009	By:	/s/ Gregory Ayers
Gregory Ayers Principal Financial and Accounting Officer