Form 10-Q
period 2009-06-30
inContact, Inc.
filed 2009-08-07
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

☐  Large accelerated filer        ☒  Accelerated filer        ☐  Non-accelerated file        ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 6, 2009
Common Stock, $.0001 par value	31,306,584 shares

ITEM NUMBER AND CAPTION

PART I – FINANCIAL INFORMATION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share and per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,369	$4,096
Restricted cash	80	—
Auction rate preferred securities	—	50
Accounts and other receivables, net of allowance for uncollectible accounts of $1,736 and $1,871, respectively	8,501	8,176
Other current assets	1,369	1,065

Total current assets	14,319	13,387

Restricted cash	165	—
Property and equipment, net	9,095	8,369
Intangible assets, net	2,844	3,484
Goodwill	3,217	2,858
Auction rate preferred securities	100	175
Other assets	468	474

Total assets	$30,208	$28,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	1,439	$1,246
Trade accounts payable	6,798	7,039
Accrued liabilities	2,549	2,291
Accrued commissions	1,211	1,158
Deferred revenue	1,384	939

Total current liabilities	13,381	12,673

Long-term debt and capital lease obligations	7,693	5,756
Deferred rent	394	432
Deferred revenue	301	395
Warrants (Note 5)	489	—

Total liabilities	22,258	19,256

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 31,306,584 and 31,065,228 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3	3
Additional paid-in capital	71,795	70,518
Warrants and options outstanding	700	1,355
Accumulated deficit	(64,498)	(62,335)
Accumulated other comprehensive loss	(50)	(50)

Total stockholders’ equity	7,950	9,491

Total liabilities and stockholders’ equity	$30,208	$28,747

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Revenue:
Software	$7,005	$4,533	$13,832	$8,903
Telecom	14,422	14,752	28,598	30,263

Total revenue	21,427	19,285	42,430	39,166

Costs of revenue:
Software	2,385	2,266	4,556	4,407
Telecom	10,744	10,814	21,380	21,789

Total costs of revenue	13,129	13,080	25,936	26,196

Gross profit	8,298	6,205	16,494	12,970

Operating expenses:
Selling and marketing	4,137	4,511	8,525	8,956
Research and development	1,087	1,195	2,149	2,279
General and administrative	3,723	3,544	7,736	7,472

Total operating expenses	8,947	9,250	18,410	18,707

Loss from operations	(649)	(3,045)	(1,916)	(5,737)

Other income (expense):
Interest income	1	11	1	31
Interest expense	(196)	(113)	(383)	(168)
Change in fair value of warrants (Note 5)	(140)	—	(376)	—

Total other expense	(335)	(102)	(758)	(137)

Loss before income taxes	(984)	(3,147)	(2,674)	(5,874)

Income tax expense	14	3	27	6

Net loss	$(998)	$(3,150)	$(2,701)	$(5,880)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.10)	$(0.09)	$(0.19)

Weighted average common shares outstanding:
Basic and diluted	31,163	31,039	31,117	31,033

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Warrants and Options Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2009	31,065	$3	$70,518	$1,355	$(62,335)	$(50)	$9,491
Cumulative effect of change in accounting principle (Note 5)	—	—	—	(651)	538	—	(113)
Common stock issued for options exercised	192		463				463
Issuance of restricted stock	34	—	74	—	—	—	74
Stock-based compensation	—	—	549	—	—	—	549
Vesting of restricted stock units	—	—	166	—	—	—	166
Vesting of warrants	—	—	—	21	—	—	21
Shares issued due to cashless warrant exercise	15		25	(25)			—
Net loss	—	—	—	—	(2,701)	—	(2,701)

Balance at June 30, 2009	31,306	$3	$71,795	$700	$(64,498)	$(50)	$7,950

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,701)	$(5,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization:
Depreciation of fixed assets	1,275	1,029
Amortization of intangible assets	640	1,634
Amortization of software development costs	458	229
Amortization of note financing costs	55	15
Stock-based compensation	810	685
Change in fair value of warrants	376	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(325)	1,767
Other current assets	(304)	210
Other non-current assets	(7)	(103)
Trade accounts payable	(265)	(740)
Accrued liabilities	258	633
Accrued commissions	53	(169)
Deferred rent	(38)	—
Deferred revenue	351	701

Net cash provided by operating activities	636	11

Cash flows from investing activities:
Increase in restricted cash	(245)	—
Contingent purchase price payments	(354)	(357)
Redemption of auction rate preferred securities	125	1,000
Purchases of property and equipment	(407)	(698)
Capitalized software development costs	(1,648)	(619)

Net cash used in investing activities	(2,529)	(674)

Cash flows from financing activities:
Borrowings under revolving credit facility	3,150	2,000
Payments under revolving credit facility	(750)
Principal payments on long-term debt and capital leases	(697)	(479)
Proceeds from exercise of options and warrants	463	105

Net cash provided by financing activities	2,166	1,626

Net increase in cash and cash equivalents	273	963

Cash and cash equivalents at beginning of period	4,096	2,760

Cash and cash equivalents at end of period	$4,369	$3,723

Supplemental cash flow information
Cash paid for interest	$177	$54
Cash paid for taxes	$41	$9

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on change in fair value of auction rate securities	$—	$110
Property and equipment included in trade accounts payable	$19	$74
Contingent purchase price payments included in accounts payable	$5	$—
Property and equipment and other assets financed through capital leases	$385	$787
Cashless exercise of warrants	$25	$—

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in Exhibit 99.1 to the Current Report on Form 8-K for the year ended December 31, 2008, filed with the SEC on August 7, 2009. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2008 Annual Report on Form 10-K.

Reclassifications

Beginning in the second quarter of 2009, we added the captions “Software revenue”, “Telecom Revenue”, “Software costs of revenue”, “Telecom costs of revenue” and “Gross profit” to our condensed consolidated statements of operations, which previously included single line items for revenue and costs of revenue (excluding depreciation and amortization) and did not include a gross profit subtotal. Also beginning in the second quarter of 2009, we changed our allocation of certain operating costs and expenses within our consolidated statements of operations. Depreciation and amortization expense related to revenue generating assets is included in the captions “Software costs of revenue” and “Telecom costs of revenue.” Depreciation and amortization expense not associated with revenue generating assets is allocated to our other operating expense categories. Depreciation and amortization expense was previously reported separately in the caption “Depreciation and amortization.” In addition, professional service costs and costs associated with providing customer service are included in the caption “Software costs of revenue” and “Telecom costs of revenue” and overhead expenses are included in costs of revenue and each operating expense category. These costs were previously included in “General and administrative expenses.” We believe this change in presentation provides increased transparency and improved comparability of our costs of revenue and operating expenses and that gross profit is a useful, widely accepted measure of profitability and operating performance. These reclassifications had no effect on reported consolidated loss from operations, net loss or per share amounts. Amounts presented for the three and six months ended June 30, 2008 have been reclassified to conform to the current presentation.

The following table provides the amounts reclassified for the three and six months ended June 30, 2008 (in thousands):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Amounts Reclassified
Costs of revenue:
Software	$2,155	$4,203
Telecom	563	1,123
Selling and marketing	225	476
General and administrative	(1,620)	(3,153)
Depreciation and amortization	(1,440)	(2,892)
Research and development	117	243

Total costs of revenue and operating expenses	—	—

Additionally, see Note 13 for reclassifications of costs and expenses within our segments.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following two FASB Staff Positions (“FSPs”) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 were adopted by us on January 1, 2009 and did not have a significant effect on our financial position or results of operations.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for our interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s condensed consolidated financial statements. This disclosure is presented in Note 5.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”), to establish general standards of accounting for and disclosure of subsequent events. FAS 165 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and also modifies the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies). FAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and will be applied prospectively. This disclosure is presented in Note 14.

In June 2009, the FASB issued Statement No. 168, the FASB Accounting Standards Codification (“Codification”). Codification will become the source of authoritative U.S. General Accepted Accounting Principles (“GAAP’) recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority. The Codification becomes effective for interim and annual periods ending after September 15, 2009. We will apply the Codification in the third quarter of fiscal 2009. The adoption of the Codification will not have an effect on our financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

NOTE 2. REVENUE RECOGNITION

Revenue is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

inContact Suite of Services

Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. Our all-in-one inContact software solution is delivered over our telecommunications and data network. The all-in-one inContact solution includes features such as: skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with the contact handling technology; multimedia contact management (voice, fax, email, chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and on-line training tools. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation, long distance services), we follow the guidance provided in the Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not yet established objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $1.7 million of deferred revenue at June 30, 2009 and $1.3 million of deferred revenue at December 31, 2008. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

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

As a result of incurring a net loss for the three and six months ended June 30, 2009 and 2008, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had outstanding options, restricted stock units, and warrants to purchase a total of 6,141,511 shares of common stock at June 30, 2009 and 5,625,000 shares of common stock at June 30, 2008.

NOTE 4. RESTRICTED CASH

Beginning January 1, 2009, we were required by an equipment financing company (“Lessor”) to provide a letter of credit equal to 30% of our $550,000 of borrowings made subsequent to that date under the equipment leasing facility with the Lessor. Accordingly, we have classified the associated letter of credit balance of $165,000 as long-term restricted cash in the accompanying balance sheet at June 30, 2009. The remaining $80,000 of current restricted cash is held on deposit for credit card processing.

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

Auction Rate Preferred Securities

Auction rate preferred securities (“ARPS”) were our only assets measured at fair value on a recurring basis subject to the disclosure requirements of Statement 157 at June 30, 2009. We classified the investment in ARPS as a Level 3 investment as these securities have significant unobservable inputs. The fair value of the investment in ARPS as of June 30, 2009 was $100,000. We have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of June 30, 2009. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

The following were inputs used in our discounted cash flow analysis to value the ARPS:

•	Interest rate earned on ARPS. The fund pays interest at LIBOR plus 1.25%.

•	Bond yield. The bond yield was determined using the AAA bond yield curve.

•

Liquidity discount rate. The liquidity discount represents the amount of additional return management estimates an investor would require in order to purchase preferred shares in this fund over a AAA rated bond.

•	Discount rate. The discount rate was determined using the bond yield plus the liquidity discount rate.

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

In accordance with EITF 07-5, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $538,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the condensed consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the condensed consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the condensed consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. We measured the estimated fair value of these warrants as of June 30, 2009, and recorded a $376,000 charge during the six months ended June 30, 2009 to record the liabilities associated with these warrants at their estimated fair values totaling $489,000 as of that date. We estimated the fair values of these securities using a Black-Scholes valuation model.

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of June 30, 2009 and 2008 (in thousands):

Auction rate preferred securities:
Balance at January 1, 2008	$2,000
Total redemptions	(1,000)
Total realized and unrealized gains (losses)	(110)

Balance at June 30, 2008	$890

Balance at January 1, 2009	$225
Total redemptions	(125)
Total realized and unrealized gains (losses)	—

Balance at June 30, 2009	$100

Warrants:
Balance at January 1, 2009	$113
Total realized and unrealized gains (losses)	376

Balance at June 30, 2009	$489

Fair Value Estimates

Our fair value estimates at June 30, 2009 were as follows (in thousands):

	Fair value as of June 30, 2009	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the six months ended June 30, 2009
Recurring basis:
Assets:
Auction rate preferred securities	$100	$—	$—	$100	$—

Total	$100	$—	$—	$100	$—

Liabilities:
ComVest warrants	$489	$—	$—	$489	$376

Total	$489	$—	$—	$489	$376

Our fair value estimates at December 31, 2008 were as follows (in thousands):

	Fair value as of December 31, 2008	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Auction rate preferred securities	$225	$—	$—	$225

Total	$225	$—	$—	$225

Basis for Valuation

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The estimated fair value of the auction rate preferred securities was computed as described above. The fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of June 30, 2009. The fair value of the ComVest warrants were computed using a Black-Scholes option pricing model. The carrying value and estimated fair value of our auction rate preferred securities, revolving credit note, promissory notes payable , and ComVest warrants are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Auction rate preferred securities	$100	$100	$225	$225
Revolving credit note	$6,450	$6,348	$4,050	$4,008
Promissory notes	$139	$138	$177	$176
ComVest warrants	$489	$489	$—	$—

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of Statement No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 consisted of the following (in thousands):

Balance as of January 1, 2009	$2,858
Goodwill adjustment	359

Balance as of June 30, 2009	$3,217

The goodwill adjustment of $359,000 in the first two quarters of 2009 was a result of contingent purchase price payments related to acquisitions in previous years. Goodwill from acquisitions is attributable to the Software segment.

Intangible assets consisted of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,015	$480	$16,495	$15,647	$848
Technology and patents	10,231	8,957	1,274	10,231	8,755	1,476
Trade names and trade marks	1,194	193	1,001	1,194	152	1,042
Non-compete agreement	333	298	35	333	269	64
Domain name	54	—	54	54	—	54

Total	$28,307	$25,463	$2,844	$28,307	$24,823	$3,484

We recorded amortization expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Amortization expense	241	897	640	1,765

Based on the recorded intangibles at June 30, 2009, estimated amortization expense is expected to be $477,000 during the remainder of 2009, $574,000 in 2010, $555,000 in 2011, $239,000 in 2012, $210,000 in 2013 and $210,000 in 2014.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Accrued payroll and other compensation	$1,788	$1,554
Accrued payphone and carrier charges	231	301
Current portion of operating lease obligations	44	45
Accrued professional fees	260	238
Current portion of deferred rent	58	40
Other	168	113

Total	$2,549	$2,291

NOTE 8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $3.2 million from our Revolving Credit Note with ComVest Capital, LLC (“ComVest”) and paid down $750,000 on the ComVest Revolving Credit Note during the six months ended June 30, 2009. The Revolving Credit Note bears interest at a fixed rate of nine percent (9.0%) and there are no requirements to repay outstanding principal payments until May 2010 unless the outstanding principal under the Revolving Credit Note exceeds the allowed maximum availability at any time, in which case we are obligated to immediately make a payment to ComVest in an amount sufficient to cause the outstanding principal to be equal to or less than the allowed maximum availability. The Revolving Credit Note provides for maximum availability of $7.5 million based on a calculation of 85 percent of billed and 65 percent of earned but unbilled accounts receivable at the measurement date. We are required to make monthly interest payments based on the outstanding balance and the entire outstanding balance is due at maturity. There was $1.0 million of unused commitment at June 30, 2009 under the Revolving Credit Note.

See Note 14 for a description of the payoff of the ComVest Revolving Credit Note subsequent to June 30, 2009.

We entered into an equipment leasing facility with an equipment financing company (“Lessor”) in 2008. Under the terms of the leasing facility, the Lessor has agreed to provide us financing of $2.8 million to lease computer related equipment and software for our business operations, which the Lessor will lease to us in the form of a capital lease. The term of the facility is 30 months upon our acceptance of the leased property. The calculated interest rate is subject to change based on changes in the Treasury yield, installation period of the lease and the residual value. We have $2.1 million of capital lease obligations at June 30, 2009 related to this equipment leasing facility. We have utilized the full $2.8 million of the leasing facility at June 30, 2009 to acquire computer related equipment and software. Beginning January 1, 2009, we were required by the Lessor to provide a letter of credit equal to 30% of the $550,000 of additional borrowings made subsequent to that date under the equipment leasing facility. Accordingly, we have classified the associated letter of credit balance of $165,000 as long-term restricted cash on the accompanying balance sheet at June 30, 2009.

We also have $525,000 of capital lease obligations at June 30, 2009 related to equipment leasing facilities entered into during 2007 and 2006.

NOTE 9. CAPITAL TRANSACTIONS

In December 2008, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue as partial consideration for services a total of 100,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing January 1, 2009. We issued 34,000 shares of common stock to this third party during the six months ended June 30, 2009 pursuant to the consulting agreement.

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

We recorded stock-based compensation expense (including stock options, warrants, and restricted stock units) to the same departments where cash compensation was recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Costs of revenue	$2	$2	$5	$4
Selling and marketing	96	145	157	274
Research and development	75	51	136	87
General and administrative	249	109	512	320

Total	$422	$307	$810	$685

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

During the six months ended June 30, 2009, we granted 882,300 stock options, principally to our executive officers, with exercise prices ranging from $1.32 to $2.63 and a weighted-average fair value of $1.09. During the six months ended June 30, 2008, we granted 679,000 stock options with exercise prices ranging from $2.28 to $4.50 and a weighted-average fair value of $1.31.

As of June 30, 2009, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock option plans. The compensation cost is expected to be recognized over a weighted average period of 1.62 years.

NOTE 11. COMPREHENSIVE LOSS

Comprehensive loss includes unrealized losses on auction rate preferred securities. The difference between net loss and comprehensive loss is as follows (in thousands):

	Six months ended June 30,
	2009	2008
Net loss	$(2,701)	$(5,880)
Unrealized loss on available-for-sale securities	—	(110)

Comprehensive loss	$(2,701)	$(5,990)

NOTE 12. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $6,000 per month during the six months ended June 30, 2009 and 2008 for consulting, marketing, and capital raising activities. We owed the Chairman $6,000 at June 30, 2009 and December 31, 2008. The Chairman has also provided his personal guaranty in the amount of up to $250,000 to certain long distance carriers, for which we have agreed to indemnify him for any losses for which he may become liable.

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

We report financial information for our operating segments under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (“Statement 131”). The method described in Statement 131 for determining what segment information to report is referred to as the management approach. The management approach is based on the way that management organizes the segments within the Company for making operating decisions and assessing performance. Beginning in the second quarter of 2009, in conjunction with the change in our consolidated statements of operations as described above under the heading “Reclassifications,” we reevaluated our approach to how we compile segment financial information for purposes of making operating decisions and assessing performance. As a result, we made changes to the manner in which certain indirect expenses are allocated to our two operating segments: Software and Telecom. Due primarily to this change, beginning in the second quarter of 2009, a larger portion of total indirect expenses are allocated to the Software segment than has historically been allocated to the Software segment since we began disclosing segment financial information. To improve comparability, segment information reported in this Note 13 is reclassified to reflect the impact of changes made in our segmentation on the reporting periods included herein. These reclassifications have no effect on reported consolidated revenue, loss from operations, net loss or per share amounts. These reclassifications also have no effect on reported segment revenues.

Management evaluates segment performance based on operating data (revenue, costs of revenue, and other operating expenses). Management does not evaluate and manage segment performance based on assets.

For segment reporting, we classify operating expenses as either “direct” or “indirect”. Direct expense refers to costs attributable solely to either selling and marketing efforts or research and development efforts. Indirect expense refers to costs that management considers to be overhead in running the business. In evaluating segment performance, management evaluates expenditures for both selling and marketing and research and development efforts at the segment level without the allocation of overhead expenses, such as rent, utilities and depreciation on property and equipment.

The following table provides the amounts reclassified for the Software and Telecom segments for the three and six months ended June 30, 2008 (in thousands):

	Three months ended Jun 30, 2008
	Software	Telecom	Consolidated
Amounts Reclassified
Costs of revenue	$2,155	$563	$2,718
Direct selling and marketing	(223)	223	—
Direct research and development	—	—	—
Depreciation and amortization	(716)	(724)	(1,440)
Indirect	335	(1,613)	(1,278)

Total costs of revenue and operating expenses	1,551	(1,551)	—

	Six months ended June 30, 2008
	Software	Telecom	Consolidated
Amounts Reclassified
Costs of revenue	$4,203	$1,123	$5,326
Direct selling and marketing	(324)	324	—
Direct research and development	—	—	—
Depreciation and amortization	(1,455)	(1,437)	(2,892)
Indirect	935	(3,369)	(2,434)

Total costs of revenue and operating expenses	3,359	(3,359)	—

Operating segment revenues and profitability for the three and six months ended June 30, 2009 and 2008 (as adjusted) were as follows (in thousands):

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$7,005	$14,422	$21,427	$4,533	$14,752	$19,285
Costs of revenue	2,385	10,744	13,129	2,266	10,814	13,080

Gross profit	4,620	3,678	8,298	2,267	3,938	6,205
Gross margin	66%	26%	39%	50%	27%	32%

Operating expenses:
Direct selling and marketing	2,568	1,370	3,938	2,752	1,534	4,286
Direct research and development	942	—	942	1,078	—	1,078
Indirect	2,568	1,499	4,067	2,383	1,503	3,886

Income (loss) from operations	$(1,458)	$809	$(649)	$(3,946)	$901	$(3,045)

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$13,832	$28,598	$42,430	$8,903	$30,263	$39,166
Costs of revenue	4,556	21,380	25,936	4,407	21,789	26,196

Gross profit	9,276	7,218	16,494	4,496	8,474	12,970
Gross margin	67%	25%	39%	50%	28%	33%

Operating expenses:
Direct selling and marketing	5,230	2,874	8,104	5,436	3,044	8,480
Direct research and development	1,872	—	1,872	2,036	—	2,036
Indirect	5,305	3,129	8,434	5,018	3,173	8,191

Income (loss) from operations	$(3,131)	$1,215	$(1,916)	$(7,994)	$2,257	$(5,737)

NOTE 14. SUBSEQUENT EVENTS

On July 16, 2009, we entered into a revolving credit loan agreement with Zions First National Bank (“Zions”). Under the terms of the agreement, Zions has agreed to loan up to $8.5 million under a revolving credit note. The loan is secured by substantially all the assets of inContact. We used a portion of the borrowings from the new loan arrangement with Zions to pay-off the existing ComVest revolving credit loan, totaling approximately $6.5 million.

The interest rate under the Zions revolving credit note is four and five-tenths percent (4.5%) per annum above the ninety day LIBOR rate, from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR rate. Interest under the revolving credit note is paid monthly in arrears, and all principal is due in July 2011. The balance outstanding under the revolving credit note cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85 percent (85%) of eligible billed receivables, and 65 percent (65%) of eligible earned but unbilled receivables.

The revolving credit loan agreement contains certain covenants. Financial covenants include requirements to maintain a minimum adjusted EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization, and other non cash charges, minus capitalized research and development costs) and minimum working capital.

The revolving credit loan agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets. The facility provides for the usual and customary events of default for transactions of this type.

In addition to the Zions revolving credit loan agreement, inContact entered into a commitment agreement with Zions Credit Corporation for an equipment leasing facility of up to $1 million.

Pursuant to FAS 165, we have reviewed all subsequent events and transactions that occurred after our June 30, 2009 unaudited condensed consolidated balance sheets date as of August 7, 2009, our issuance date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2008 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 99.1 to the Current Report on Form 8-K, filed separately with the U.S. Securities and Exchange Commission on August 7, 2009.

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

Software

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

Telecom

We continue to derive revenue from traditional telecommunications services such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Revenue for the transactional long distance usage is derived based on user specific rate plans and the user’s call usage and is recognized in the period the call is initiated. Users are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are accrued for incurred usage to date.

COSTS OF REVENUE AND OPERATING EXPENSES

Costs of Revenue

Costs of revenue consists primarily of payments to third party long distance service providers for resold telecommunication services to our customers. Costs of revenue also includes salaries (including stock-based compensation) and related expenses for our hosting, support and professional services organizations, equipment depreciation relating to our hosting services, and amortization of acquired intangible assets, amortization of capitalized software development costs, and allocated overhead, such as rent, utilities and depreciation on property and equipment. As a result, overhead expenses are included in cost of revenues and each operating expense category. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, expenses, travel costs, and allocated overhead. We intend to continue to invest in sales and marketing. Accordingly, sales and marketing expenses could increase in absolute dollars depending on our investment decisions in line with our ongoing assessment of the market opportunity to support additional growth.

Research and Development

Research and development expenses consist primarily of the non-capitalized portion of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, quality assurance, market research, testing, product management, and allocated overhead. We expect research and development expenses to increase in absolute dollars in the future as we intend to release new features and functionality on a frequent basis, expand our content offerings, upgrade and extend our service offerings, and develop new technologies.

General and Administrative

General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses, and allocated overhead. We expect general and administrative expenses as a percentage of revenue to decrease as we continue to leverage our existing general and administrative personnel and other expenses to support our anticipated growth. General and administrative expenses in absolute dollars may increase or decrease depending upon investments we make to support the size of our business.

RESULTS OF OPERATIONS

Reclassifications

Beginning in the second quarter of 2009, we made a number of reclassifications to our historical consolidated statements of operations. We added the captions “Software revenue”, “Telecom Revenue”, “Software costs of revenue”, “Telecom costs of revenue” and “Gross profit” to our consolidated statements of operations, which previously included single line items for revenue and costs of revenue (excluding depreciation and amortization) and did not include a gross profit subtotal. Also, we changed our allocation of certain operating expenses within our consolidated statements of operations. Depreciation and amortization expense related to revenue generating assets is included in the captions “Software costs of revenue” and “Telecom costs of revenue.” Depreciation and amortization expense not associated with revenue generating assets is allocated to our other operating expense categories. Depreciation and amortization expense was previously reported separately in the caption “Depreciation and amortization.” In addition, professional service costs, costs associated with providing customer service, and overhead expenses have been allocated to “Software costs of revenue” and “Telecom costs of revenue”. These costs were previously included in “General and administrative” expenses. We believe this presentation provides increased transparency and improved comparability of our costs of revenue and operating expenses and that gross profit is a useful, widely accepted measure of profitability and operating performance. These reclassifications had no effect on any reported measures of profit or loss, including our consolidated loss from operations, net loss or per share amounts.

Three Months Ended June 30, 2009 and 2008

The following is a tabular presentation of our condensed consolidated operating results for the three months ended June 30, 2009 compared to our condensed consolidated operating results for the three months ended June 30, 2008, as adjusted (in thousands):

	2009	2008	$ Change	% Change
Revenue	$21,427	$19,285	$2,142	11%
Costs of revenue	13,129	13,080	49	0%

Gross profit	8,298	6,205	2,093
Gross margin	39%	32%
Operating expenses:
Selling and marketing	4,137	4,511	(374)	-8%
Research and development	1,087	1,195	(108)	-9%
General and administrative	3,723	3,544	179	5%

Total operating expenses	8,947	9,250	(303)

Loss from operations	(649)	(3,045)	2,396
Other income (expense)	(335)	(102)	(233)	228%

Loss before income taxes	(984)	(3,147)	2,163
Income tax expense	14	3	11

Net loss	$(998)	$(3,150)	$2,152

Revenue

Total revenues increased $2.1 million or 11% to $21.4 million during the three months ended June 30, 2009 compared to revenues of $19.3 million during the same period in 2008. The increase relates to an increase of $2.5 million in Software segment revenue due to our focus on sales and marketing efforts on our all-in-one hosted inContact suite. This increase is offset by a decrease of $330,000 in Telecom segment revenue due to expected attrition.

Costs of revenue

Costs of revenue remained flat at $13.1 million during the three months ended June 30, 2009 and 2008. Cost of revenue as a percentage of revenue decreased seven percentage points to 61% during the three months ended June 30, 2009 compared to 68% during the same period in 2008. This decrease is primarily driven by our transition in sales mix from our lower margin Telecom segment to our higher margin Software segment as a result of increased sales of our hosted inContact suite.

Selling and marketing

Selling and marketing expense decreased $374,000 or 8% to $4.1 million during the three months ended June 30, 2009 from $4.5 million during the same period in 2008. This decrease is due to reduced commission payments related to legacy Telecom customers. This reduction is also due to reduced marketing efforts.

Research and development

Research and development expense decreased $108,000 or 9% to $1.1 million during the three months ended June 30, 2009 from $1.2 million during the same period in 2008. This decrease primarily relates to increased capitalization of labor costs associated with software development efforts. During the three months ended June 30, 2009, we capitalized an additional $808,000 of costs related to our internally developed software compared to $278,000 during the same period in 2008.

General and administrative

General and administrative expense increased $179,000 or 5% to $3.7 million during the three months ended June 30, 2009 from $3.5 million during the same period in 2008. This increase relates to severance compensation charges for a former officer terminated in the first quarter of 2009.

Other expense

Other expense increased $233,000 to $335,000 during the three months ended June 30, 2009 from $102,000 during the same period in 2008. Of this increase, net interest expense increased $83,000 due to a higher outstanding balance on our revolving credit facility and equipment leasing facilities in the second quarter of 2009 as compared to the second quarter of 2008. The remaining $140,000 of the increase is due to the adoption of a new accounting pronouncement on January 1, 2009. This non-cash charge taken in the second quarter of 2009 represents the change in fair value of warrants during the period. See Note 5 to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed explanation of the accounting for this new accounting pronouncement.

Six Months Ended June 30, 2009 and 2008

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2009 compared to our condensed consolidated operating results for the six months ended June 30, 2008, as adjusted (in thousands):

	2009	2008	$ Change	% Change
Revenue	$42,430	$39,166	$3,264	8%
Costs of revenue	25,936	26,196	(260)	-1%

Gross profit	16,494	12,970	3,524
Gross margin	39%	33%
Operating expenses:
Selling and marketing	8,525	8,956	(431)	-5%
Research and development	2,149	2,279	(130)	-6%
General and administrative	7,736	7,472	264	4%

Total operating expenses	18,410	18,707	(297)

Loss from operations	(1,916)	(5,737)	3,821
Other income (expense)	(758)	(137)	(621)	453%

Loss before income taxes	(2,674)	(5,874)	3,200
Income tax expense	27	6	21

Net loss	$(2,701)	$(5,880)	$3,179

Revenue

Total revenues increased $3.2 million or 8% to $42.4 million during the six months ended June 30, 2009 compared to revenues of $39.2 million during the same period in 2008. The increase relates to an increase of $4.9 million in Software segment revenue due to our focus on sales and marketing efforts on our all-in-one hosted inContact suite. This increase is offset by a decrease of $1.7 million in Telecom segment revenue due to expected attrition.

Costs of revenue

Costs of revenue decreased $260,000 or 1% to $25.9 million during the six months ended June 30, 2009 compared to $26.2 million during the same period in 2008. Cost of revenue as a percentage of revenue decreased six percentage points to 61% during the six months ended June 30, 2009 compared to 67% during the same period in 2008. This decrease is primarily driven by our transition in sales mix from our lower margin Telecom segment to our higher margin Software segment as a result of increased sales of our hosted inContact suite.

Selling and marketing

Selling and marketing expense decreased $431,000 or 5% to $8.5 million during the six months ended June 30, 2009 from $9.0 million during the same period in 2008. This decrease is due to reduced commissions expense related to legacy Telecom customers. This reduction is also due to lower marketing expenses for trade shows and outside advertising.

Research and development

Research and development expense decreased $130,000 or 6% to $2.2 million during the three months ended June 30, 2009 from $2.3 million during the same period in 2008. This decrease primarily relates to increased capitalization of labor costs associated with software development efforts. During the six months ended June 30, 2009, we capitalized an additional $1.6 million of costs related to our internally developed software compared to $619,000 during the same period in 2008.

General and administrative

        General and administrative expense increased $264,000 or 4% to $7.7 million during the six months ended June 30, 2009 from $7.5 million during the same period in 2008. This increased primarily relates to severance compensation charges for two former executive officers terminated in the first quarter of 2009 and additional payroll costs resulting from an increase in headcount.

Other expense

Other expense increased $621,000 to $758,000 during the six months ended June 30, 2009 from $137,000 during the same period in 2008. Of this increase, net interest expense increased $245,000 due to a higher outstanding balance on our revolving credit facility in the first half of 2009 as compared to the first half of 2008. The remaining $376,000 of the increase is due to the adoption of a new accounting pronouncement on January 1, 2009. This non-cash charge taken in the first half of 2009 represents the change in fair value of warrants during the period. See Note 5 to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed explanation of the accounting for this new accounting pronouncement.

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

We report financial information for our operating segments under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (“Statement 131”). The method described in Statement 131 for determining what segment information to report is referred to as the management approach. The management approach is based on the way that management organizes the segments within the Company for making operating decisions and assessing performance. Beginning in the second quarter of 2009, in conjunction with the change in our consolidated statements of operations as described above under the heading “Reclassifications,” we reevaluated our approach to how we compile segment financial information for purposes of making operating decisions and assessing performance. As a result, we made changes to the manner in which certain indirect expenses are allocated to our two operating segments: Software and Telecom. Due primarily to this change, beginning in the second quarter of 2009, a larger portion of total indirect expenses are allocated to the Software segment than has historically been allocated to the Software segment since we began disclosing segment financial information. To improve comparability, segment information reported for the three and six months ended June 30, 2008 is reclassified to reflect the impact of changes made in our segmentation on the reporting periods included herein. These reclassifications have no effect on reported consolidated revenue, loss from operations, net loss or per share amounts. These reclassifications also have no effect on reported segment revenues.

For segment reporting, we classify operating expenses as either “direct” or “indirect”. Direct expense refers to costs attributable solely to either selling and marketing efforts or research and development efforts. Indirect expense refers to costs that management considers to be overhead in running the business. Management evaluates expenditures for both selling and marketing and research and development efforts at the segment level without the allocation of overhead expenses, such as rent, utilities and depreciation on property and equipment.

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and six months ended June 30, 2009 and 2008, as adjusted for 2008 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenue	$7,005	$4,533	$2,472	55%	$13,832	$8,903	$4,929	55%
Costs of revenue	2,385	2,266	119	5%	4,556	4,407	149	3%

Gross profit	4,620	2,267			9,276	4,496
Gross margin	66%	50%			67%	50%

Operating expenses:
Direct selling and marketing	2,568	2,752	(184)	-7%	5,230	5,436	(206)	-4%
Direct research and development	942	1,078	(136)	-13%	1,872	2,036	(164)	-8%
Indirect	2,568	2,383	185	8%	5,305	5,018	287	6%

Loss from operations	$(1,458)	$(3,946)			$(3,131)	$(7,994)

Three Months Ended June 30, 2009 and 2008

The Software segment revenue increased $2.5 million or 55% to $7.0 million during the three months ended June 30, 2009 from $4.5 million during the same period in 2008. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $367,000 for the second quarter of 2009 compared to $218,000 for the second quarter of 2008.

Gross margin increased 16 percentage points to 66% during the three months ended June 30, 2009 compared to 50% during the same period in 2008. At the end of fiscal 2008, certain intangible assets related to previously acquired technology became fully amortized. As a result, we recorded approximately $500,000 less in intangible asset amortization during the three months ended June 30, 2009 than the same period in the previous year. The increase in gross margin is also due to increased revenues in 2009 resulting from the buildup of our sales and marketing infrastructure in previous periods.

Direct selling and marketing expenses in the Software segment decreased $184,000 or 7% to $2.6 million during the three months ended June 30, 2009 compared to $2.7 million during the same period in 2008. This decrease is a result of reduced compensation and marketing expenses. We also continue to develop the services provided in the Software segment by investing in research and development. During the three months ended June 30, 2009, we incurred $942,000 in direct research and development costs compared to $1.1 million during the same period in 2008 and have capitalized an additional $808,000 of costs incurred during the three months ended June 30, 2009 related to our internally developed software compared to $278,000 during the same period in 2008. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $185,000 or 8% to $2.6 million during the three months ended June 30, 2009 compared to $2.4 million during the same period in 2008. This increase is a result of additional expenses resulting from an increase in capital lease obligations and an increase in compensation costs as a result of increased headcount.

Six Months Ended June 30, 2009 and 2008

The Software segment revenue increased by $4.9 million or 55% to $13.8 million during the six months ended June 30, 2009 from $8.9 million during the same period in 2008. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $716,000 for the first half of 2009 compared to $474,000 for the first half of 2008.

Gross margin increased 17 percentage points to 67% during the three months ended June 30, 2009 compared to 50% during the same period in 2008. At the end of fiscal 2008, certain intangible assets related to previously acquired technology became fully amortized. As a result, we recorded approximately $1 million less in intangible asset amortization during the six months ended June 30, 2009 than the same period in the previous year. The increase in gross margin is also due to increased revenues in 2009 resulting from the buildup of our sales and marketing infrastructure in previous periods.

Direct selling and marketing expenses in the Software segment decreased $206,000 or 4% to $5.2 million during the six months ended June 30, 2009 compared to $5.4 million during the same period in 2008. We also continue to develop the services provided in the Software segment by investing in research and development. During the six months ended June 30, 2009, we incurred $1.9 million in direct research and development costs compared to $2.0 million during the same period in 2008 and have capitalized an additional $1.6 million of costs incurred during the six months ended June 30, 2009 related to our internally developed software compared to $619,000 during the same period in 2008. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $287,000 or 6% to $5.3 million during the six months ended June 30, 2009 compared to $5.0 million during the same period in 2008. This increase is a result of additional expenses resulting from an increase in capital lease obligations and an increase in compensation costs as a result of increased headcount.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three and six months ended June 30, 2009 and 2008, as adjusted for 2008 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenue	$14,422	$14,752	$(330)	-2%	$28,598	$30,263	$(1,665)	-6%
Costs of revenue	10,744	10,814	(70)	-1%	21,380	21,789	(409)	-2%

Gross profit	3,678	3,938			7,218	8,474
Gross margin	26%	27%			25%	28%

Operating expenses:
Direct selling and marketing	1,370	1,534	(164)	-11%	2,874	3,044	(170)	-6%
Direct research and development	—	—			—	—
Indirect	1,499	1,503	(4)	0%	3,129	3,173	(44)	-1%

Income from operations	$809	$901			$1,215	$2,257

Three Months Ended June 30, 2009 and 2008

We continue to see decreases in Telecom segment revenue; however, attrition rates are in line with our expectations. Overall Telecom segment revenue decreased $330,000 or 2% to $14.4 million during the three months ended June 30, 2009 compared to $14.7 million during the same period in 2008. This decrease is due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our inContact suite of services. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Direct selling and marketing expenses decreased 11% during the three months ended June 30, 2009 compared to the same period in 2008.

Six Months Ended June 30, 2009 and 2008

We continue to see decreases in Telecom segment revenue; however, attrition rates are in line with our expectations. Overall Telecom segment revenue decreased $1.7 million or 6% to $28.6 million during the six months ended June 30, 2009 compared to $30.3 million during the same period in 2008. This decrease is due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our inContact suite of services. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 2% and direct selling and marketing expenses decreased 6% during the six months ended June 30, 2009 compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit facility. On July 16, 2009, we entered into a revolving credit loan agreement with Zions First National Bank (“Zions”). Under the terms of the agreement, Zions has agreed to loan up to $8.5 million under a revolving credit note. The loan is secured by substantially all the assets of inContact. We used a portion of the borrowings from the new loan arrangement with Zions to pay-off the existing ComVest revolving credit loan, totaling approximately $6.5 million. All outstanding principal under the Zions agreement is due in July 2011.

The Zions revolving credit loan agreement contains certain covenants. Financial covenants include requirements to maintain a minimum adjusted EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization, and other non-cash charges, minus capitalized research and development costs) of $250,000 for the quarter ended September 30, 2009 and $750,000 for each quarter thereafter and minimum working capital of $1 million for the quarter ended December 31, 2009 and each quarter thereafter. We believe we will be in full compliance with all covenants during the next twelve months.

The interest rate under the Zions revolving credit note is four and five-tenths percent (4.5%) per annum above the ninety day LIBOR rate, from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR rate. Interest under the revolving credit note is paid monthly in arrears, and all principal is due in July 2011. The balance outstanding under the revolving credit note cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85 percent (85%) of eligible billed receivables, and 65 percent (65%) of eligible earned but unbilled receivables. In addition, inContact is required to maintain minimum cash balances ranging from $2.75 million to $3.5 million during the term of the note. In the event the Company’s cash balance is less than this range, the advance rate on eligible receivables decreases to 75% of eligible billed accounts receivable.

At June 30, 2009, we had $4.4 million of cash and cash equivalents. Cash equivalents are comprised of highly liquid assets with an original maturity at date of purchase of three months or less. In addition to cash and cash equivalents, we had access to additional available borrowings under our ComVest revolving credit facility. The revolving credit facility was secured by essentially all our assets. The additional available borrowings under the ComVest revolving credit facility were $769,000, resulting in total cash and additional availability under the ComVest revolving credit facility of $5.2 million at June 30, 2009.

We experienced a net loss of $2.7 million during the six months ended June 30, 2009. Significant expenses affecting operations during this period were non-cash charges related to $2.4 million of depreciation and amortization, $810,000 of stock-based compensation and $376,000 for the change in the fair value of certain warrants.

Our working capital of $938,000 at June 30, 2009 represents a $224,000 increase from our working capital of $714,000 at December 31, 2008. The change in working capital was caused by a $629,000 increase in accounts receivable and other current assets, a $241,000 decrease in accounts payable, and a $303,000 increase in cash, restricted cash and short-term investments. These changes are offset by a $193,000 increase in the current portion of long-term debt, a $311,000 increase in accrued liabilities and accrued commissions, and a $445,000 increase in current deferred revenue.

During the six months ended June 30, 2009, we generated $2.2 million of cash from financing activities. We obtained cash from financing activities primarily by borrowing $2.4 million from our revolving credit facility. During the six months ended June 30, 2009, we generated $636,000 of cash from operations and used $2.5 million of cash in operating and investing activities. Cash used in investing activities was used to acquire property and equipment and obtain letters of credit as described in Note 4 to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. We had an overall net increase in cash of $273,000 during the six months ended June 30, 2009. The amount that we have invested in our expansion has provided additional network capacity and additional resources to help grow our inContact suite.

We believe we can rely on internally generated cash, our revolving credit facility and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, and available borrowings under our revolving credit facility will be sufficient to meet our cash requirements during the next twelve months.

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

Auction Rate Preferred Securities

We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $100,000 at June 30, 2009. In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of June 30, 2009. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we recorded a temporary unrealized decline in fair value of $50,000 for the year ended December 31, 2008, with an offsetting entry to accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because the auction rate preferred securities are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by these underlying marketable securities. In addition, our holdings of auction rate preferred securities represented only 3% of our total cash, cash equivalent, and investment balance at June 30, 2009, which we believe allows us sufficient time for the securities to return to original full value. We will re-evaluate each of these factors as market conditions change in subsequent periods.

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

In accordance with EITF 07-5, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. We measured the fair value of these warrants as of June 30, 2009, and recorded a $376,000 charge to record the liabilities associated with these warrants at their estimated fair values totaling $489,000 as of June 30, 2009. We estimated the fair values of these securities using a Black-Scholes valuation model.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of Exhibit 99.1 to the Current Report on Form 8-K, filed separately with the U.S. Securities and Exchange Commission on August 7, 2009. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On May 22, 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. The lawsuit was filed in the Third Judicial District Court for Salt Lake County, Utah, Case No. 090907053. In the lawsuit California College and its affiliates allege that (1) inContact made intentional and/or negligent misrepresentations in connection with the sale of inContact services to California College and California College’s purchase of an outbound call software program from Insidesales.com, Inc, another defendant in the lawsuit, (2) that inContact breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students. On each of the claims for misrepresentation, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. On each of the breach of contract claims pertaining to the inContact service agreement, California College is seeking damages in an amount proven at trial, which amount is not less than $1 million. On each of the breach of contract claims pertaining to the purchase of Insidesales.com software, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. On the interference in business relations claim, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. inContact filed an answer to the complaint denying all of the substantive allegations and intends to defend the claims vigorously. Insidesales.com filed a motion to dismiss the complaint and for a more definite statement of the claims, which is pending. Management believes the claims against inContact are frivolous and without merit.

We are the subject of certain other legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 9, 2009, the stockholders voted on the following matters:

1.	Election of Theodore Stern, Steve Barnett, Paul F. Koeppe, Blake O. Fisher, Jr., Mark J. Emkjer, and Paul Jarman as directors of inContact to serve until their successors are duly elected and qualified;

2.	Approve an amendment to the inContact 2008 Equity Incentive Plan increasing the number of common shares available for awards under the Plan to a total of 2,272,500, and

3.	Ratify the Audit Committee’s appointment of Deloitte & Touche LLP as inContact’s independent registered public accounting firm for the year ending December 31, 2009

Each of the foregoing matters was approved by the stockholders. The number of votes cast on the foregoing matters is as follows:

	For	Against	Abstain
Election of Officers:
Theodore Stern	24,748,215	0	2,901,037
Steve Barnett	25,344,927	0	2,304,325
Paul F. Koeppe	25,345,077	0	2,304,175
Blake O. Fisher, Jr.	25,345,076	0	2,304,176
Mark J. Emkjer	25,345,076	0	2,304,176
Paul Jarman	25,373,238	0	2,276,014

Approve amendment to the 2008 Equity Incentive Plan	9,400,566	2,563,500	10,047

Ratification of selection of Deloitte & Touche, LLP	25,377,504	2,271,695	53

ITEM 6. EXHIBITS

Exhibit No.	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: August 7, 2009	By:	/s/ Paul Jarman
Paul Jarman Chief Executive Officer

Date: August 7, 2009	By:	/s/ Gregory Ayers
Gregory Ayers Principal Financial and Accounting Officer