Form 10-Q
period 2009-09-30
inContact, Inc.
filed 2009-11-06
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 6, 2009
Common Stock, $.0001 par value	31,333,806 shares

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share and per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,218	$4,096
Restricted cash	80	—
Auction rate preferred securities		50
Accounts and other receivables, net of allowance for uncollectible accounts of $1,727 and $1,871, respectively	9,246	8,176
Other current assets	1,475	1,065

Total current assets	15,019	13,387

Restricted cash	166	—
Property and equipment, net	9,443	8,369
Intangible assets, net	2,683	3,484
Goodwill	3,397	2,858
Auction rate preferred securities	75	175
Other assets	563	474

Total assets	$31,346	$28,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,503	$1,246
Trade accounts payable	6,578	7,039
Accrued liabilities	3,068	2,291
Accrued commissions	1,184	1,158
Deferred revenue	1,448	939

Total current liabilities	13,781	12,673

Long-term debt and capital lease obligations	8,614	5,756
Deferred rent	380	432
Deferred revenue	209	395
Warrants (Note 5)	543	—

Total liabilities	23,527	19,256

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 31,328,251 and 31,065,228 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3	3
Additional paid-in capital	72,217	70,518
Warrants and options outstanding	700	1,355
Accumulated deficit	(65,051)	(62,335)
Accumulated other comprehensive loss	(50)	(50)

Total stockholders’ equity	7,819	9,491

Total liabilities and stockholders’ equity	$31,346	$28,747

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Revenue:
Software	$7,357	$5,037	$21,189	$13,940
Telecom	13,590	14,766	42,188	45,029

Total revenue	20,947	19,803	63,377	58,969

Costs of revenue:
Software	2,430	2,243	6,986	6,650
Telecom	9,824	10,584	31,204	32,373

Total costs of revenue	12,254	12,827	38,190	39,023

Gross profit	8,693	6,976	25,187	19,946

Operating expenses:
Selling and marketing	4,583	4,404	13,108	13,360
Research and development	1,331	1,166	3,480	3,445
General and administrative	3,123	3,297	10,859	10,769

Total operating expenses	9,037	8,867	27,447	27,574

Loss from operations	(344)	(1,891)	(2,260)	(7,628)

Other income (expense):
Interest income	1	10	2	41
Interest expense	(144)	(155)	(527)	(323)
Change in fair value of warrants (Note 5)	(54)	—	(430)	—

Total other expense	(197)	(145)	(955)	(282)

Loss before income taxes	(541)	(2,036)	(3,215)	(7,910)
Income tax expense	12	3	39	9

Net loss	$(553)	$(2,039)	$(3,254)	$(7,919)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.07)	$(0.10)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	31,316	31,065	31,184	31,044

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Warrants and Options	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Outstanding	Deficit	Loss	Total
Balance at January 1, 2009	31,065	$3	$70,518	$1,355	$(62,335)	$(50)	$9,491
Cumulative effect of change in accounting principle (Note 5)	—	—	—	(651)	538	—	(113)
Common stock issued for options exercised	197		476				476
Issuance of restricted stock	51	—	129	—	—	—	129
Stock-based compensation	—	—	879	—	—	—	879
Vesting of restricted stock units	—	—	190	—	—	—	190
Vesting of warrants	—	—	—	21	—	—	21
Shares issued due to cashless warrant exercise	15		25	(25)			—
Net loss	—	—	—	—	(3,254)	—	(3,254)

Balance at September 30, 2009	31,328	$3	$72,217	$700	$(65,051)	$(50)	$7,819

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,254)	$(7,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization:
Depreciation of fixed assets	2,081	1,577
Amortization of intangible assets	801	2,565
Amortization of software development costs	738	359
Amortization of note financing costs	88	23
Stock-based compensation	1,219	1,029
Change in fair value of warrants	430	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,070)	773
Other current assets	(410)	201
Other non-current assets	(29)	(159)
Trade accounts payable	(458)	(978)
Accrued liabilities	777	1,191
Accrued commissions	26	(188)
Deferred rent	(52)	—
Deferred revenue	323	751

Net cash provided by (used in) operating activities	1,210	(775)

Cash flows from investing activities:
Increase in restricted cash	(246)	—
Contingent purchase price payments	(544)	(530)
Redemption of auction rate preferred securities	150	1,000
Purchase of intangible asset	—	(52)
Purchases of property and equipment	(697)	(614)
Capitalized software development costs	(2,588)	(1,096)

Net cash used in investing activities	(3,925)	(1,292)

Cash flows from financing activities:
Borrowings under revolving credit facility	6,270	4,000
Payments under revolving credit facility	(2,750)	—
Principal payments on long-term debt and capital leases	(1,068)	(659)
Debt financing fees	(91)	—
Proceeds from exercise of options and warrants	476	105

Net cash provided by financing activities	2,837	3,446

Net increase in cash and cash equivalents	122	1,379
Cash and cash equivalents at beginning of period	4,096	2,760

Cash and cash equivalents at end of period	$4,218	$4,139

Supplemental cash flow information
Cash paid for interest	$448	$324
Cash paid for taxes	$41	$9

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on change in fair value of auction rate securities	$—	$50
Property and equipment included in trade accounts payable	$29	$118
Property and equipment and other assets financed through capital leases	$606	$1,108
Cashless exercise of warrants	$25	$—

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in Exhibit 99.1 to the Current Report on Form 8-K for the year ended December 31, 2008, filed with the SEC on August 7, 2009. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2008 Annual Report on Form 10-K.

Reclassifications

Beginning in the second quarter of 2009, we added the captions “Software revenue”, “Telecom Revenue”, “Software costs of revenue”, “Telecom costs of revenue” and “Gross profit” to our condensed consolidated statements of operations, which previously included single line items for revenue and costs of revenue (excluding depreciation and amortization) and did not include a gross profit subtotal. Also beginning in the second quarter of 2009, we changed our allocation of certain operating costs and expenses within our consolidated statements of operations. Depreciation and amortization expense related to revenue generating assets is included in the captions “Software costs of revenue” and “Telecom costs of revenue.” Depreciation and amortization expense not associated with revenue generating assets is allocated to our other operating expense categories. Depreciation and amortization expense was previously reported separately in the caption “Depreciation and amortization.” In addition, professional service costs and costs associated with providing customer service are included in the caption “Software costs of revenue” and “Telecom costs of revenue” and overhead expenses are included in costs of revenue and each operating expense category. These costs were previously included in “General and administrative expenses.” We believe this change in presentation provides increased transparency and improved comparability of our costs of revenue and operating expenses and that gross profit is a useful, widely accepted measure of profitability and operating performance. These reclassifications had no effect on reported consolidated loss from operations, net loss or per share amounts. Amounts presented for the three and nine months ended September 30, 2008 have been reclassified to conform to the current presentation.

The following table provides the amounts reclassified for the three and nine months ended September 30, 2008 (in thousands):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Amounts Reclassified
Costs of revenue:
Software	$2,093	$6,296
Telecom	492	1,615
Selling and marketing	364	840
General and administrative	(1,460)	(4,613)
Depreciation and amortization	(1,609)	(4,501)
Research and development	120	363

Total costs of revenue and operating expenses	—	—

Additionally, see Note 13 for reclassifications of costs and expenses within our segments.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following two FASB Staff Positions intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

Accounting Standards Codification (“ASC”) 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with ASC 820 (formerly SFAS No. 157) when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820-10-65-4 were adopted by us on January 1, 2009 and did not have a significant effect on our financial position or results of operations.

ASC 825-10-65-1 , Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10-65-1 were effective beginning in our interim period ending on June 30, 2009. As ASC 825-10-65-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of ASC 825-10-65-1 is not expected to affect the Company’s condensed consolidated financial statements. This disclosure is presented in Note 5.

In May 2009, the FASB issued ASC 855-10, Subsequent Events , to establish general standards of accounting for and disclosure of subsequent events. ASC 855-10 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and also modifies the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies). ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009, and will be applied prospectively. This disclosure is presented in Note 14.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, the FASB Accounting Standards Codification. The Accounting Stadards Codification will become the source of authoritative U.S. General Accepted Accounting Principles (“GAAP’) recognized by the FASB to be applied by nongovernmental entities. Once the Accounting Standards Codification is in effect, all of its content will carry the same level of authority. The Accounting Standards Codification became effective for interim and annual periods ending after September 15, 2009. We have applied the Accounting Standards Codification in the third quarter of fiscal 2009. The adoption of the Accounting Standards Codification does not have an effect on our financial position and results of operations. However, because the Accounting Standards Codification completely replaces existing standards, it affects the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 (previously exposed for comments as proposed FSP FAS 157-f) to provide guidance on measuring the fair value of liabilities under ASC 820. ASU 2009-05 clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use a valuation technique in a manner consistent with the principles in ASC 820. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. We do not expect the adoption of ASU 2009-05 to have a significant impact on our consolidated financial statements and footnote disclosures.

In September 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (formerly EITF 08-1, Revenue Arrangements with Multiple Deliverables). ASU 2009-13, which supersedes Accounting Standards Codification (“ASC”) 605-25, applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. Specifically, ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. Although ASU 2009-13 retains the criteria from ASC 605-25 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We are still evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements.

NOTE 2. REVENUE RECOGNITION

Revenue is recognized in accordance with ASC 605-10-S99, Revenue Recognition (formerly SEC Staff Accounting Bulletin Topic 13, Revenue Recognition), when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

inContact Suite of Services

Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. Our all-in-one inContact software solution is delivered over our telecommunications and data network. The all-in-one inContact solution includes features such as: skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with the contact handling technology; multimedia contact management (voice, fax, email, chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and on-line training tools. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation, long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements (formerly the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). ASC 605-25 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not yet established objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $1.7 million of deferred revenue at September 30, 2009 and $1.3 million of deferred revenue at December 31, 2008. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

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

As a result of incurring a net loss for the three and nine months ended September 30, 2009 and 2008, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had outstanding options, restricted stock units, and warrants to purchase a total of 6,072,000 shares of common stock at September 30, 2009 and 5,817,000 shares of common stock at September 30, 2008.

NOTE 4. RESTRICTED CASH

Beginning January 1, 2009, we were required by an equipment financing company (“Lessor”) to provide a letter of credit equal to 30% of our $550,000 of borrowings made subsequent to that date under the equipment leasing facility with the Lessor. Accordingly, we have classified the associated letter of credit balance of $166,000 as long-term restricted cash in the accompanying balance sheet at September 30, 2009. The remaining $80,000 of current restricted cash is held on deposit for credit card processing.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted ASC 820-10, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurement), on January 1, 2008. This standard defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Auction Rate Preferred Securities

Auction rate preferred securities (“ARPS”) were our only assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at September 30, 2009. We classified the investment in ARPS as a Level 3 investment as these securities have significant unobservable inputs. The fair value of the investment in ARPS as of September 30, 2009 was $75,000. We have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of September 30, 2009. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

Warrants

We adopted ASC 815-40, Contracts in an Entity’s Own Equity (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock) effective January 1, 2009. The adoption of the requirements of ASC 815-40 can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire our stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the following warrants contained such provisions, thereby concluding they were not indexed to our own stock:

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

In accordance with ASC 815-40, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $538,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the condensed consolidated balance sheet before initial adoption of ASC 815-40 and the amounts recognized in the condensed consolidated balance sheet upon the initial application of ASC 815-40. The amounts recognized in the condensed consolidated balance sheet as a result of the initial application of ASC 815-40 on January 1, 2009 were determined based on the amounts that would have been recognized if ASC 815-40 had been applied from the issuance date of the warrants. We measured the estimated fair value of these warrants as of September 30, 2009, and recorded a $430,000 charge during the nine months ended September 30, 2009 to record the liabilities associated with these warrants at their estimated fair values totaling $543,000 as of that date. We estimated the fair values of these securities using a Black-Scholes valuation model.

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of September 30, 2009 and 2008 (in thousands):

Auction rate preferred securities:
Balance at January 1, 2009	$225
Total redemptions	(150)
Total realized and unrealized gains (losses)	—

Balance at September 30, 2009	$75

Balance at January 1, 2008	$2,000
Total redemptions	(1,000)
Total realized and unrealized gains (losses)	(50)

Balance at September 30, 2008	$950

Warrants:
Balance at January 1, 2009	113
Total change in fair value	430

Balance at September 30, 2009	$543

Fair Value Estimates

Our fair value estimates at September 30, 2009 were as follows (in thousands):

	Fair value	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the nine months ended September 30, 2009
Assets:
Auction rate preferred securities	$75	$—	$—	$75	$—

Total	$75	$—	$—	$75	$—

Liabilities:
ComVest warrants	$543	$—	$—	$543	$(430)

Total	$543	$—	$—	$543	$(430)

Our fair value estimates at December 31, 2008 were as follows (in thousands):

	Fair value	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the year ended December 31, 2008
Assets:
Auction rate preferred securities	$225	$—	$—	$225	$(50)

Total	$225	$—	$—	$225	$(50)

Basis for Valuation

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments. The estimated fair value of the auction rate preferred securities was computed as described above. The fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of September 30, 2009. The fair value of the ComVest warrants were computed using a Black-Scholes option pricing model. The carrying value and estimated fair value of our auction rate preferred securities, revolving credit note, promissory notes payable , and ComVest warrants are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Auction rate preferred securities	$75	$75	$225	$225
Revolving credit note	$7,570	$6,942	$4,050	$4,008
Promissory notes	$119	$119	$177	$176
ComVest warrants	$543	$543	$—	$—

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825-10, Financial Instruments, (formerly Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments). The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 consisted of the following (in thousands):

Balance as of January 1, 2009	$2,858
Goodwill adjustment	539

Balance as of September 30, 2009	$3,397

The goodwill adjustment of $539,000 in the first three quarters of 2009 was a result of contingent purchase price payments related to acquisitions in previous years. Goodwill from acquisitions is attributable to the Software segment.

Intangible assets consisted of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,040	$455	$16,495	$15,647	$848
Technology and patents	10,231	9,058	1,173	10,231	8,755	1,476
Trade names and trade marks	1,194	213	981	1,194	152	1,042
Non-compete agreement	333	313	20	333	269	64
Domain name	54	—	54	54	—	54

Total	$28,307	$25,624	$2,683	$28,307	$24,823	$3,484

Amortization expense was $161,000 for the three months ended September 30, 2009 and $931,000 for the three months ended September 30, 2008. Amortization expense was $801,000 for the nine months ended September 30, 2009 and $2.6 million for the nine months ended September 30, 2008. Based on the recorded intangibles at September 30, 2009, estimated amortization expense is expected to be $133,000 during the remainder of 2009, $574,000 in 2010, $555,000 in 2011, $239,000 in 2012, $210,000 in 2013 and $210,000 in 2014.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued payroll and other compensation	$2,231	$1,554
Accrued payphone and carrier charges	251	301
Current portion of operating lease obligations	44	45
Accrued professional fees	268	238
Current portion of deferred rent	67	40
Other	207	113

Total	$3,068	$2,291

NOTE 8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”). Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $8.5 million under a revolving credit note. The Revolving Credit Agreement is secured by substantially all the assets of inContact. We used a portion of the borrowings from the Revolving Credit Agreement with Zions to pay-off the existing ComVest revolving credit loan, totaling approximately $6.5 million.

The interest rate under the Zions Revolving Credit Agreement is four and five-tenths percent (4.5%) per annum above the ninety day LIBOR rate, from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR rate. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2011. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85 percent (85%) of eligible billed receivables, and 65 percent (65%) of eligible earned but unbilled receivables.

The Revolving Credit Agreement contains certain covenants. Financial covenants include requirements to maintain a minimum adjusted EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization, and other non cash charges, minus capitalized research and development costs) and minimum working capital.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets. The facility provides for the usual and customary events of default for transactions of this type.

We drew $3.2 million from our Revolving Credit Note with ComVest Capital, LLC (“ComVest”) and paid back $750,000 on the ComVest Revolving Credit Note during the nine months ended September 30, 2009. We also drew $3.0 million from our Revolving Credit Agreement with Zions and paid down $2.0 million on the Zions Revolving Credit Agreement during the nine months ended September 30, 2009. As noted above, we paid off the ComVest revolving credit loan on July 16, 2009.

In addition to the Zions revolving credit loan agreement, inContact entered into a commitment agreement with Zions Credit Corporation for an equipment leasing facility of up to $1 million.

We entered into an equipment leasing facility with an equipment financing company (“Lessor”) in 2008. Under the terms of the leasing facility, the Lessor has agreed to provide us financing of $2.8 million to lease computer related equipment and software for our business operations, which the Lessor will lease to us in the form of a capital lease. The term of the facility is 30 months upon our acceptance of the leased property. The calculated interest rate is subject to change based on changes in the Treasury yield, installation period of the lease and the residual value. We have utilized the full $2.8 million of the leasing facility at September 30, 2009 to acquire computer related equipment and software. We have $1.9 million of capital lease obligations at September 30, 2009 related to this equipment leasing facility. Beginning January 1, 2009, we were required by the Lessor to provide a letter of credit equal to 30% of the $550,000 of additional borrowings made subsequent to that date under the equipment leasing facility. Accordingly, we have classified the associated letter of credit balance of $166,000 as long-term restricted cash on the accompanying balance sheet at September 30, 2009.

We also have $439,000 of capital lease obligations at September 30, 2009 related to equipment leasing facilities entered into during 2007 and 2006.

NOTE 9. CAPITAL TRANSACTIONS

In December 2008, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue as partial consideration for services a total of 100,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing January 1, 2009. We issued 51,000 shares of common stock to this third party during the nine months ended September 30, 2009 pursuant to the consulting agreement.

NOTE 10. STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with ASC 718-10, Stock Compensation (formerly Statement of Financial Accounting Standards No. 123(R), Share-Based Payment). ASC 718-10 requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. As stock-based compensation expense recognized in each period is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We recorded stock-based compensation expense (including stock options, warrants, and restricted stock units) to the same departments where cash compensation was recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Costs of revenue	$16	$2	$21	$6
Selling and marketing	79	176	236	450
Research and development	78	57	214	144
General and administrative	236	109	748	429

Total	$409	$344	$1,219	$1,029

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

During the nine months ended September 30, 2009, we granted 919,538 stock options, principally to our executive officers, with exercise prices ranging from $1.32 to $3.80 and a weighted-average fair value of $1.00. During the nine months ended September 30, 2008, we granted 903,250 stock options with exercise prices ranging from $2.00 to $4.50 and a weighted-average fair value of $1.21.

As of September 30, 2009, there was $911,000 of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock option plans. The compensation cost is expected to be recognized over a weighted average period of 1.49 years.

NOTE 11. COMPREHENSIVE LOSS

Comprehensive loss includes unrealized losses on auction rate preferred securities. The difference between net loss and comprehensive loss is as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Net loss	$(3,254)	$(7,919)
Unrealized loss on available-for-sale securities	—	(50)

Comprehensive loss	$(3,254)	$(7,969)

NOTE 12. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $6,000 per month during the nine months ended September 30, 2009 and 2008 for consulting, marketing, and capital raising activities. We owed the Chairman $6,000 at September 30, 2009 and December 31, 2008. The Chairman has also provided his personal guaranty in the amount of up to $250,000 to certain long distance carriers, for which we have agreed to indemnify him for any losses for which he may become liable.

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

We report financial information for our operating segments under the provisions of ASC 280-10, Segment Reporting (formerly Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information). The method described in ASC 280-10 for determining what segment information to report is referred to as the management approach. The management approach is based on the way that management organizes the segments within the business for making operating decisions and assessing performance. Beginning in the second quarter of 2009, in conjunction with the change in our consolidated statements of operations as described above under the heading “Reclassifications,” we reevaluated our approach to how we compile segment financial information for purposes of making operating decisions and assessing performance. As a result, we made changes to the manner in which certain indirect expenses are allocated to our two operating segments: Software and Telecom. Due primarily to this change, beginning in the second quarter of 2009, a larger portion of total indirect expenses are allocated to the Software segment than has historically been allocated to the Software segment since we began disclosing segment financial information. To improve comparability, segment information reported in this Note 13 is reclassified to reflect the impact of changes made in our segmentation on the reporting periods included herein. These reclassifications have no effect on reported consolidated revenue, loss from operations, net loss or per share amounts. These reclassifications also have no effect on reported segment revenues.

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

The following table provides the amounts reclassified for the Software and Telecom segments for the three and nine months ended September 30, 2008 (in thousands):

	Three months ended September 30, 2008
	Software	Telecom	Consolidated
Amounts Reclassified
Costs of revenue	$2,093	$492	$2,585
Direct selling and marketing	(244)	244	—
Direct research and development	—	—	—
Depreciation and amortization	(869)	(740)	(1,609)
Indirect	609	(1,585)	(976)

Total costs of revenue and operating expenses	$1,589	$(1,589)	$—

	Nine months ended September 30, 2008
	Software	Telecom	Consolidated
Amounts Reclassified
Costs of revenue	6,296	1,615	$7,911
Direct selling and marketing	(568)	568	—
Direct research and development	—	—	—
Depreciation and amortization	(2,324)	(2,177)	(4,501)
Indirect	1,544	(4,954)	(3,410)

Total costs of revenue and operating expenses	$4,948	$(4,948)	$—

Operating segment revenues and profitability for the three and nine months ended September 30, 2009 and 2008 (as adjusted) are as follows (in thousands):

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$7,357	$13,590	$20,947	$5,037	$14,766	$19,803
Costs of revenue	2,430	9,824	12,254	2,243	10,584	12,827

Gross profit	4,927	3,766	8,693	2,794	4,182	6,976
Gross margin	67%	28%	41%	55%	28%	35%

Operating expenses:
Direct selling and marketing	3,116	1,220	4,336	2,489	1,551	4,040
Direct research and development	1,155	—	1,155	1,046	—	1,046
Indirect	2,465	1,081	3,546	2,356	1,425	3,781

Income (loss) from operations	$(1,809)	$1,465	$(344)	$(3,097)	$1,206	$(1,891)

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$21,189	$42,188	$63,377	$13,940	$45,029	$58,969
Costs of revenue	6,986	31,204	38,190	6,650	32,373	39,023

Gross profit	14,203	10,984	25,187	7,290	12,656	19,946
Gross margin	67%	26%	40%	52%	28%	34%

Operating expenses:
Direct selling and marketing	8,346	4,094	12,440	7,925	4,595	12,520
Direct research and development	3,027	—	3,027	3,082	—	3,082
Indirect	7,770	4,210	11,980	7,374	4,598	11,972

Income (loss) from operations	$(4,940)	$2,680	$(2,260)	$(11,091)	$3,463	$(7,628)

NOTE 14. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, Subsequent Events (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events), we have reviewed all subsequent events and transactions that occurred after our September 30, 2009 unaudited condensed consolidated balance sheets date as of November 6, 2009, our issuance date.

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

COSTS OF REVENUE AND OPERATING EXPENSES

Costs of Revenue

Costs of revenue consist primarily of payments to third party long distance service providers for resold telecommunication services to our customers. Costs of revenue also include salaries (including stock-based compensation) and related expenses for our hosting, support and professional services organizations, equipment depreciation relating to our hosting services, and amortization of acquired intangible assets, amortization of capitalized software development costs, and allocated overhead, such as rent, utilities and depreciation on property and equipment. As a result, overhead expenses are included in costs of revenue and each operating expense category. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services.

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

Three Months Ended September 30, 2009 and 2008

The following is a tabular presentation of our condensed consolidated operating results for the three months ended September 30, 2009 compared to our condensed consolidated operating results for the three months ended September 30, 2008, as adjusted (in thousands):

	2009	2008	$ Change	% Change
Revenue	$20,947	$19,803	$1,144	6%
Costs of revenue	12,254	12,827	(573)	-4%

Gross profit	8,693	6,976	1,717
Gross margin	41%	35%
Operating expenses:
Selling and marketing	4,583	4,404	179	4%
Research and development	1,331	1,166	165	14%
General and administrative	3,123	3,297	(174)	-5%

Total operating expenses	9,037	8,867	170

Loss from operations	(344)	(1,891)	1,547
Other expense	(197)	(145)	(52)	36%

Loss before income taxes	(541)	(2,036)	1,495
Income tax expense	12	3	9

Net loss	$(553)	$(2,039)	$1,486

Revenue

Total revenues increased $1.1 million or 6% to $20.9 million during the three months ended September 30, 2009 compared to revenues of $19.8 million during the same period in 2008. The increase relates to an increase of $2.3 million in Software segment revenue due to our focus on sales and marketing efforts on our all-in-one hosted inContact suite. This increase is offset by a decrease of $1.2 million in Telecom segment revenue due to expected attrition and a change in the pricing structure for short-duration calls related to certain of our customers.

Costs of revenue

Costs of revenue decreased $573,000 or 4% to $12.2 million during the three months ended September 30, 2009 compared to costs of revenue of $12.8 million during the same period in 2008. Cost of revenue as a percentage of revenue decreased six percentage points to 59% during the three months ended September 30, 2009 compared to 65% during the same period in 2008. This decrease is primarily driven by our transition in sales mix from our lower margin Telecom segment to our higher margin Software segment as a result of increased sales of our hosted inContact suite.

Selling and marketing

Selling and marketing expense increased $179,000 or 4% to $4.6 million during the three months ended September 30, 2009 from $4.4 million during the same period in 2008. This increase is due to increased efforts to create lead generation opportunities for our Software segment.

Research and development

Research and development expense increased $165,000 or 14% to $1.3 million during the three months ended September 30, 2009 from $1.2 million during the same period in 2008. This increase primarily relates to increased headcount to accelerate the development and delivery of new products in our Software segment. During the three months ended September 30, 2009, we capitalized an additional $861,000 of costs related to our internally developed software compared to $258,000 during the same period in 2008 as a result of our increased efforts in research and development activities on behalf of personnel that qualify for capitalization under GAAP.

General and administrative

General and administrative expense decreased $174,000 or 5% to $3.1 million during the three months ended September 30, 2009 from $3.3 million during the same period in 2008. This decrease primarily relates to a decrease of $152,000 in bad debt expense due to less than expected write-offs of uncollectible accounts.

Other expense

Other income (expense) increased $52,000 or 36% to $197,000 during the three months ended September 30, 2009 from $145,000 during the same period in 2008. This increase is primarily due to the adoption of a new accounting pronouncement on January 1, 2009. We recorded a non-cash charge of $54,000 in the third quarter of 2009 representing the change in fair value of warrants during the period. See Note 5 to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed explanation of the accounting for this new accounting pronouncement.

Nine Months Ended September 30, 2009 and 2008

The following is a tabular presentation of our condensed consolidated operating results for the nine months ended September 30, 2009 compared to our condensed consolidated operating results for the nine months ended September 30, 2008, as adjusted (in thousands):

	2009	2008	$ Change	% Change
Revenue	$63,377	$58,969	$4,408	7%
Costs of revenue	38,190	39,023	(833)	-2%

Gross profit	25,187	19,946	5,241
Gross margin	40%	34%
Operating expenses:
Selling and marketing	13,108	13,360	(252)	-2%
Research and development	3,480	3,445	35	1%
General and administrative	10,859	10,769	90	1%

Total operating expenses	27,447	27,574	(127)

Loss from operations	(2,260)	(7,628)	5,368
Other expense	(955)	(282)	(673)	239%

Loss before income taxes	(3,215)	(7,910)	4,695
Income tax expense	39	9	30

Net loss	$(3,254)	$(7,919)	$4,665

Revenue

Total revenues increased $4.4 million or 7% to $63.4 million during the nine months ended September 30, 2009 compared to revenues of $59.0 million during the same period in 2008. The increase relates to an increase of $7.2 million in Software segment revenue due to our focus on sales and marketing efforts on our all-in-one hosted inContact suite. This increase is offset by a decrease of $2.8 million in Telecom segment revenue due to expected attrition.

Costs of revenue

Costs of revenue decreased $833,000 or 2% to $38.2 million during the nine months ended September 30, 2009 compared to $39.0 million during the same period in 2008. Costs of revenue as a percentage of revenue decreased six percentage points to 60% during the nine months ended September 30, 2009 compared to 66% during the same period in 2008. This decrease is primarily driven by our transition in sales mix from our lower margin Telecom segment to our higher margin Software segment as a result of increased sales of our hosted inContact suite.

Selling and marketing

Selling and marketing expense decreased $252,000 or 2% to $13.1 million during the nine months ended September 30, 2009 from $13.4 million during the same period in 2008. This decrease is due to reduced commissions expense related to legacy Telecom customers.

Research and development

Research and development expense remained relatively flat at $3.5 million during the nine months ended September 30, 2009 and 2008. During the nine months ended September 30, 2009, we capitalized an additional $2.4 million of costs related to our internally developed software compared to $877,000 during the same period in 2008 as a result of our increased efforts in research and development activities on behalf of personnel that qualify for capitalization under GAAP.

General and administrative

General and administrative remained relatively flat at approximately $10.8 million during the nine months ended September 30, 2009 and 2008.

Other expense

Other expense increased $673,000 to $955,000 during the nine months ended September 30, 2009 from $282,000 during the same period in 2008. Of this increase, net interest expense increased $243,000 due to a higher outstanding balance on our revolving credit facility in the first three quarters of 2009 as compared to the first three quarters of 2008. The remaining $430,000 of the increase is due to the adoption of a new accounting pronouncement on January 1, 2009. This non-cash charge taken in 2009 represents the change in fair value of warrants during the period. See Note 5 to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed explanation of the accounting for this new accounting pronouncement.

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

We report financial information for our operating segments under the provisions of ASC 280-10, Segment Reporting (formerly Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information). The method described in ASC 280-10 for determining what segment information to report is referred to as the management approach. The management approach is based on the way that management organizes the segments within the business for making operating decisions and assessing performance. Beginning in the second quarter of 2009, in conjunction with the change in our consolidated statements of operations as described above under the heading “Reclassifications,” we reevaluated our approach to how we compile segment financial information for purposes of making operating decisions and assessing performance. As a result, we made changes to the manner in which certain indirect expenses are allocated to our two operating segments: Software and Telecom. Due primarily to this change, beginning in the second quarter of 2009, a larger portion of total indirect expenses are allocated to the Software segment than has historically been allocated to the Software segment since we began disclosing segment financial information. To improve comparability, segment information reported for the three and nine months ended September 30, 2008 is reclassified to reflect the impact of changes made in our segmentation on the reporting periods included herein. These reclassifications have no effect on reported consolidated revenue, loss from operations, net loss or per share amounts. These reclassifications also have no effect on reported segment revenues.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and nine months ended September 30, 2009 and 2008, as adjusted for 2008 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenue	$7,357	$5,037	$2,320	46%	$21,189	$13,940	$7,249	52%
Costs of revenue	2,430	2,243	187	8%	6,986	6,650	336	5%

Gross profit	4,927	2,794			14,203	7,290
Gross margin	67%	55%			67%	52%

Operating expenses:
Direct selling and marketing	3,116	2,489	627	25%	8,346	7,925	421	5%
Direct research and development	1,155	1,046	109	10%	3,027	3,082	(55)	-2%
Indirect	2,465	2,356	109	5%	7,770	7,374	396	5%

Loss from operations	$(1,809)	$(3,097)			$(4,940)	$(11,091)

Three Months Ended September 30, 2009 and 2008

The Software segment revenue increased $2.4 million or 46% to $7.4 million during the three months ended September 30, 2009 from $5.0 million during the same period in 2008. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $412,000 for the third quarter of 2009 compared to $243,000 for the third quarter of 2008.

Gross margin increased 12 percentage points to 67% during the three months ended September 30, 2009 compared to 55% during the same period in 2008. At the end of fiscal 2008, certain intangible assets related to previously acquired technology became fully amortized. As a result, we recorded approximately $549,000 less in intangible asset amortization during the three months ended September 30, 2009 than the same period in the previous year. The increase in gross margin is also due to increased Software segment revenues in 2009 resulting from the buildup of our sales and marketing infrastructure in previous periods.

Direct selling and marketing expenses in the Software segment increased $627,000 or 25% to $3.1 million during the three months ended September 30, 2009 compared to $2.5 million during the same period in 2008. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the Software segment by investing in research and development. During the three months ended September 30, 2009, we incurred $1.2 million in direct research and development costs compared to $1.1 million during the same period in 2008 and have capitalized an additional $861,000 of costs incurred during the three months ended September 30, 2009 related to our internally developed software compared to $258,000 during the same period in 2008. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $109,000 or 5% to $2.5 million during the three months ended September 30, 2009 compared to $2.4 million during the same period in 2008. This increase is a result of additional expenses resulting from an increase in capital lease obligations and an increase in compensation costs as a result of increased headcount.

Nine Months Ended September 30, 2009 and 2008

The Software segment revenue increased by $7.2 million or 52% to $21.2 million during the nine months ended September 30, 2009 from $13.9 million during the same period in 2008. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $1.1 million for the first three quarters of 2009 compared to $717,000 for the first three quarters of 2008.

Gross margin increased 15 percentage points to 67% during the nine months ended September 30, 2009 compared to 52% during the same period in 2008. At the end of fiscal 2008, certain intangible assets related to previously acquired technology became fully amortized. As a result, we recorded approximately $1.4 million less in intangible asset amortization during the nine months ended September 30, 2009 than the same period in the previous year. The increase in gross margin is also due to increased Software segment revenues in 2009 resulting from the buildup of our sales and marketing infrastructure in previous periods.

Direct selling and marketing expenses in the Software segment increased $421,000 or 5% to $8.3 million during the nine months ended September 30, 2009 compared to $7.9 million during the same period in 2008. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the Software segment by investing in research and development. During the nine months ended September 30, 2009, we incurred $3.0 million in direct research and development costs compared to $3.1 million during the same period in 2008 and have capitalized an additional $2.4 million of costs incurred during the nine months ended September 30, 2009 related to our internally developed software compared to $877,000 during the same period in 2008. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $396,000 or 5% to $7.8 million during the nine months ended September 30, 2009 compared to $7.4 million during the same period in 2008. This increase is a result of additional expenses resulting from an increase in capital lease obligations and an increase in compensation costs as a result of increased headcount.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three and nine months ended September 30, 2009 and 2008, as adjusted for 2008 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenue	$13,590	$14,766	$(1,176)	-8%	$42,188	$45,029	$(2,841)	-6%
Costs of revenue	9,824	10,584	(760)	-7%	31,204	32,373	(1,169)	-4%

Gross profit	3,766	4,182			10,984	12,656
Gross margin	28%	28%			26%	28%

Operating expenses:
Direct selling and marketing	1,220	1,551	(331)	-21%	4,094	4,595	(501)	-11%
Direct research and development	—	—			—	—
Indirect	1,081	1,425	(344)	-24%	4,210	4,598	(388)	-8%

Income from operations	$1,465	$1,206			$2,680	$3,463

Three Months Ended September 30, 2009 and 2008

We continue to see decreases in Telecom segment revenue; however, attrition rates are in line with our expectations. Overall Telecom segment revenue decreased $1.2 million or 8% to $13.6 million during the three months ended September 30, 2009 compared to $14.8 million during the same period in 2008. This decrease is due to the expected attrition and a change in the pricing structure for short-duration calls related to certain of our customers. With the decline in revenues from the Telecom segment, we reduced operating costs in the segment as well. Direct selling and marketing expenses decreased 21% during the three months ended September 30, 2009 compared to the same period in 2008 and Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, decreased 24% during the three months ended September 30, 2009 compared to the same period in 2008. As a result, we increased our income from operations in the Telecom segment by $259,000 for the three months ended September 30, 2009 over the same period in 2008.

Nine Months Ended September 30, 2009 and 2008

We continue to see decreases in Telecom segment revenue; however, attrition rates are in line with our expectations. Overall Telecom segment revenue decreased $2.8 million or 6% to $42.2 million during the nine months ended September 30, 2009 compared to $45.0 million during the same period in 2008. This decrease is due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our inContact suite of services. With the decline in revenues from the Telecom segment, we reduced operating costs in the segment as well. Direct selling and marketing expenses decreased 11% during the nine months ended September 30, 2009 compared to the same period in 2008 and Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, decreased 8% during the nine months ended September 30, 2009 compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit facility. On July 16, 2009, we entered into a revolving credit loan agreement (the “Revolving Credit Agreement”) with Zions First National Bank (“Zions”). Under the terms of the Revolving Credit Agreement, Zions has agreed to loan up to $8.5 million under a revolving credit note. The loan is secured by substantially all the assets of inContact. We used a portion of the borrowings from the new loan arrangement with Zions to pay-off the existing ComVest revolving credit loan, totaling approximately $6.5 million. All outstanding principal under the Zions agreement is due in July 2011.

The Zions Revolving Credit Agreement contains certain covenants. Financial covenants include requirements to maintain a minimum adjusted EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization, and other non-cash charges, minus capitalized research and development costs) of $250,000 for the quarter ended September 30, 2009 and $750,000 for each quarter thereafter and minimum working capital of $1.0 million as of December 31, 2009 and the end of each quarter thereafter. For the three months ended September 30, 2009, our minimum adjusted EBITDA was $318,000.

The interest rate under the Zions revolving credit note is four and five-tenths percent (4.5%) per annum above the ninety day LIBOR rate, from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR rate. Interest under the revolving credit note is paid monthly in arrears, and all principal is due in July 2011. The balance outstanding under the revolving credit note cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85 percent (85%) of eligible billed receivables, and 65 percent (65%) of eligible earned but unbilled receivables. In addition, inContact is required to maintain minimum cash balances ranging from $2.75 million to $3.5 million during the term of the note. In the event our cash balance is less than this range, the advance rate on eligible receivables decreases to 75% of eligible billed accounts receivable.

At September 30, 2009, we had $4.2 million of cash and cash equivalents. Cash equivalents are comprised of highly liquid assets with an original maturity at date of purchase of three months or less. In addition to cash and cash equivalents, we had access to additional available borrowings under our Zions revolving credit facility. The revolving credit facility is secured by essentially all our assets. The additional available borrowings under the Zions revolving credit facility were $930,000, resulting in total cash and additional availability under the Zions revolving credit facility of $5.1 million at September 30, 2009.

We experienced a net loss of $3.3 million during the nine months ended September 30, 2009. Significant expenses affecting operations during this period were non-cash charges related to $3.6 million of depreciation and amortization, $1.2 million of stock-based compensation and $430,000 for the change in the fair value of certain warrants.

Our working capital of $1.2 million at September 30, 2009 represents a $524,000 increase from our working capital of $714,000 at December 31, 2008. The change in working capital was caused by a $1.5 million increase in accounts receivable and other current assets, a $461,000 decrease in accounts payable, and a $152,000 increase in cash, restricted cash and short-term investments. These changes are offset by a $257,000 increase in the current portion of long-term debt, an $803,000 increase in accrued liabilities and accrued commissions, and a $509,000 increase in current deferred revenue.

During the nine months ended September 30, 2009, we generated $2.8 million of cash from financing activities. We obtained cash from financing activities primarily by borrowing a net $3.5 million from our revolving credit facility. During the nine months ended September 30, 2009, we generated $1.2 million of cash from operations and used $3.9 million of cash in investing activities. Cash used in investing activities was used to pay for capitalized software costs, acquire property and equipment and obtain letters of credit as described in Note 4 to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. We had an overall net increase in cash of $122,000 during the nine months ended September 30, 2009. The amount that we have invested in our expansion has provided additional network capacity and additional resources to help grow our inContact sales.

We believe we can rely on internally generated cash, our revolving credit facility and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, and available borrowings under our revolving credit facility will be sufficient to meet our cash requirements during the next twelve months.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. In October of 2009, we took measures to reduce operating expenses, including headcount reductions. We believe the savings generated by these measures will accelerate the growth in cash generated from operations.

FAIR VALUE MEASUREMENTS

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted ASC 820-10, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurement), on January 1, 2008. This standard defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Auction Rate Preferred Securities

We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $75,000 at September 30, 2009. In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under ASC 820-10. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of September 30, 2009. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we recorded a temporary unrealized decline in fair value of $50,000 for the year ended December 31, 2008, with an offsetting entry to accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because the auction rate preferred securities are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by these underlying marketable securities. In addition, our holdings of auction rate preferred securities represented only 3% of our total cash, cash equivalent, and investment balance at September 30, 2009, which we believe allows us sufficient time for the securities to return to original full value. We will re-evaluate each of these factors as market conditions change in subsequent periods.

Warrants

We adopted ASC 815-40, Contracts in an Entity’s Own Equity (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock) effective January 1, 2009. The adoption of the requirements of ASC 815-40 can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire our stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the following warrants contained such provisions, thereby concluding they were not indexed to our own stock:

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

In accordance with ASC 815-40, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. We measured the fair value of these warrants as of September 30, 2009, and recorded a $430,000 charge to record the liabilities associated with these warrants at their estimated fair values totaling $543,000 as of September 30, 2009. We estimated the fair values of these securities using a Black-Scholes valuation model.

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

Our short-term investments of $75,000 in preferred auction rate securities are rated AAA. While the recent auction failures may limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended September 30, 2009, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part II, Item 1, of our report on Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009.

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

inContact, INC.

Date: November 6, 2009	By:	/S/ PAUL JARMAN
Paul Jarman
Chief Executive Officer

Date: November 6, 2009	By:	/S/ GREGORY AYERS
Gregory Ayers
Principal Financial and Accounting Officer