Form 10-K
period 2009-12-31
inContact, Inc.
filed 2010-03-12
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $61,715,782.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 4, 2010 was 34,833,158.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2010 annual meeting of inContact, Inc.’s shareholders.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.inContact.com as soon as reasonably practicable after electronically filing such materials with the SEC. They may also be obtained by writing to inContact, Inc., 7730 So Union Park Avenue, Suite 500, Midvale, Utah 84047. In addition, copies of these reports may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

PART I

ITEM 1.	BUSINESS

Overview

What We Do

inContact, Inc. (“inContact”, “we”, “us”, “our”, or the “Company”) began in 1997 as a reseller of telecommunications services and has evolved to become a leading provider of end-to-end, cloud computing (also referred to as Software as a Service or SaaS) contact center services and network connectivity. “Cloud computing” is a metaphor used in the industry to refer to computing, data storage and deliver of technology services through the Internet (“cloud”), which includes software-as-a-service (“SaaS”). We strive to deliver the most proven solutions quickly and with ease, helping our customers reduce the cost and improve the quality of every user interaction.

In 2005 we began offering cloud-based call center solutions to the call-center market. Our dynamic technology platform provides our customers a solution without the costs and complexities of legacy systems. Our proven delivery model provides cost savings and removes the complexities of deploying and maintaining a premised-based solution, while providing flexibility to change with business needs.

We provide software which includes automatic call distribution (“ACD”) with skills-based routing, interactive voice response (“IVR”) with speech recognition, computer telephony integration (“CTI”) capabilities, reporting, work force optimization, e-learning, call center agent hiring and customer feedback measurement tools. Taken together, the inContact solution creates an integrated solution for call centers, including those with distributed workforces – either at-home or multi-site.

We operated under the name UCN, Inc. from July 2004 to January 1, 2009, when we changed our name to inContact, Inc. In the fourth quarter of 2003, we entered into agreements with MyACD, Inc., a private Utah corporation, that allowed us to use and evaluate the call routing and functions of MyACD software that operated on and through the voice over internet protocol (“VOIP”) software and systems we acquired in 2002. After working with the MyACD software for over a year, we determined to focus on developing and delivering software-based switching and management solutions for call centers. To that end we exercised an option to purchase MyACD and completed the acquisition of MyACD as a subsidiary in January 2005. As an addition to our call center service, in February 2007 we acquired BenchmarkPortal, Inc., a company that provided call center survey and evaluation services, and ScheduleQ, LLC, a company that provided workforce management tools and services.

The Evolution of the Contact Center Industry

Most major businesses use contact centers to interact with their customers. Most interactions today are voice, but interactions by e-mail, chat, text and other online media are slowly becoming more common. The total contact center agents is 6.6 million in North America and over 13.5 million worldwide. Contact center technologies have existed for approximately 30 years. During that time, contact centers have purchased call control software and equipment for on-site installation, commonly referred to as “premise-based” equipment. Typically, contact center operations find they have to deal with multiple vendors and engage expensive systems integration expertise, especially when trying to operate multiple locations.

Over the past ten years, significant focus has been placed on managing, improving and optimizing contact centers and employee (referred to as “agent”) performance and quality. A number of management solutions known as Workforce Optimization (“WFO”) technologies have been developed to address this demand.

Contact centers are constantly under pressure to balance expense with quality or produce a better user interaction experience for a lower price. Businesses look at their cost per user contact and consider policies, processes, or technologies that optimize user interactions. They look for ways to reduce the number of interactions or consider options such as automating interactions or moving their interactions to less expensive overseas agents. Approximately 75% of a contact center’s expense goes to employing agents. However, deploying WFO technologies can significantly reduce call center agent costs, according to analyst reports.

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

Emergence of the Cloud Computing or SaaS Model

Another trend is the adoption of cloud computing technologies for the delivery of “on-demand” software or SaaS that enables subscribers to access a wide variety of application services that are developed specifically for delivery over the Internet on an as-needed basis. Purchasing cloud computing applications offers advantages to businesses over traditional software licensing and delivery models, including the following:

•	Operational expense rather than a capital expense;

•	Low up-front expenditure reduces risk and is especially appealing in a tougher economic climate;

•	The ability to use at-home workers because the software is delivered over the Internet and can be accessed from any location;
•	Continued access to state-of-the-art technology and avoidance of technology lock-in with no need to install and manage third-party hardware and software in-house; and

•	Ability to scale as business needs change.

This type of lower cost subscription service is particularly attractive for start-up companies and medium-sized businesses. However, the model also is becoming increasingly appealing to larger organizations as they seek to reduce significant hardware and software expenses, while maintaining or improving call center functionality and capacity. Analysts agree that SaaS solutions are growing. DMG Consulting forecasts that the hosted contact center infrastructure market will grow by 35% in 20101, and Gartner predicts that by 2013, at least 75% of customer service centers will use some SaaS application as part of the contact center solution2.

For companies selling software application services under the cloud computing model, such as inContact, sales generally result in lower initial revenues than traditional software licensing and delivery models. However, because customers generally subscribe to this kind of product for a period of time, future revenues are more predictable than traditional software sales models where license revenue may be recognized in the quarter when signed. As a result of our use of the cloud model, we depend on monthly recurring revenues from our customers, which provides us with a much more predictable and stable revenue stream than if we sold our inContact suite as a premise-based product.

[1]	2009 Hosted Contact Center Infrastructure Market Report, DMG Consulting LLC, 23 September 2009.

[2]	Magic Quadrant for CRM Customer Service Contact Centers, Michael Maoz, 3 April 2009.

The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Prospectus) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

Products and Solutions

inContact Suite of Services

Over the past several years, we have transitioned from a telecommunications long-distance reseller and aggregator into an industry leader for call center platforms. We have made a number of strategic acquisitions that we believe have positioned us at the forefront of the rapidly emerging hosted contact center software market. We built our all-in-one contact center solution around the strategic acquisition of an automated call distribution solution, which is now the backbone of our inContact suite of services. Later, via acquisition, we added two components to our inContact application consisting of a workforce management product and a user satisfaction measurement tool, ECHO®.

The inContact suite is a complete multi-tenant, call center solution delivered on a complete time division multiplexing (“TDM”) and VoIP telecommunications network. The features of inContact help our customers reduce costs and improve the quality of every user interaction. The network allows the solution to be well suited for any business and is especially adept at handling at-home agents. As a suite of on-demand contact-handling applications, our customers are able to choose a single vendor for delivering comprehensive contact center functions without a significant up front expense, maintenance costs, or sacrificing the features demanded to accomplish their goals.

Our inContact solution is delivered as a suite of specialized contact center functionality working together for our customers:

•

inContact ACD™: The goal of an Automatic Call Distributor (“ACD”) is to get callers to the right agent as quickly as possible. inContact provides advanced contact handling and routing functionality along with the management services required for our customers to monitor and manage the process. The inContact ACD includes skills-based routing, universal contact queues, automatic call back, and inbound/outbound call blending. Dynamic connections with the database enhance the call routing even further by leveraging real-time data for routing decisions to improve the caller experience. ACD is also capable of aggregating multiple call center sites into a single entity for improved management and reporting of large, complex contact center operations.

•

inContact CTI™: Computer Telephony Integration (“CTI”) leverages the customer database to deliver a caller experience based on data relevant to the caller. inContact CTI integrates with customer data servers to provide agents with pre-populated customer data that reduce contact handling times. The inContact CTI can also link Interactive Voice Response applications with transaction databases, enabling caller self-service and reducing the need for agents where appropriate.

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

•

inContact Integrations: inContact was designed from the ground up to be open and integrate with various hardware and software solutions already in place at our customer sites. inContact can overlay an existing private branch exchange (“PBX”), while communicating hand-in-hand with the customer relationship management (“CRM”) solutions used by our customers.

•

inContact ECHO® : inContact ECHO gathers the opinion of the user and presents the analysis of the feedback directly to supervisors and agents to identify gaps in service and processes. Most companies try to gather user feedback, but many find it difficult to translate user opinion into meaningful data that promotes better service delivery. inContact ECHO is an essential component of the suite to close the loop between offering service and evaluating the results of the service for continuous improvement.

•

inContact Hiring™: inContact Hiring helps reduce attrition by assessing contact center candidates for skills, personality traits, and cognitive abilities essential to the job. Screening these candidates with inContact Hiring improves the interview-to-offer ratio and decreases terminations and attrition.

•

inContact Workforce Management™: inContact Workforce Management (“WFM”) helps our customers forecast demand, workforce scheduling, analyze and optimize staffing and report real-time adherence in their contact centers. inContact WFM includes analysis to predict service levels, abandon rates and queue times as well as a break/lunch optimization wizard to improve staffing efficiency. In addition, agents can review their schedule, set up schedule preferences, request time off, and swap shifts with other agents on their own.

•

inContact eLearning™: inContact eLearning provides targeted, prioritized training, communications and testing directly to the agent’s desktop during dips in call volumes with RightTime™ technology. Our customers experience reduced call escalations and minimized cost per call with better trained agents.

•

inContact Network Connectivity: inContact runs a national carrier-class telecommunications network providing both TDM and VoIP connectivity as well as toll-free and local-number services. All incoming calls are handled on the inContact network that was designed from the ground up to support a broad range of software applications. Outgoing calls are routed through a portfolio of partners specially selected for call-quality as well as low-cost services to benefit our customers.

•

Professional Services: We offer professional support services from contact center experts who help customers establish, set up and optimize their contact centers for user satisfaction and revenue optimization. Our contact center experts assist customers in customizing detailed call routing and call distribution mapping to ensure calls are routed in the most effective and efficient manner possible using the inContact suite of services to their maximum potential needed by each unique contact center

The inContact product suite includes features that were available previously only by purchasing and integrating expensive, premise-based equipment that is difficult to manage and maintain and that requires a very substantial installation investment. These systems are also difficult to scale and manage for multi-site contact centers or contact centers with home-based agents. This large investment is difficult to justify for small and less sophisticated contact centers. Our inContact suite provides a solution to the problems faced by contact centers of all sizes and meets the needs of even the most complicated and advanced contact centers.

Long Distance Products and Services

Our telecommunications network is the backbone of the inContact suite of services as our customers’ long distance services are managed through our inContact suite and calls are routed across our network. Prior to 2005, we focused on selling traditional telecommunications long distance and related services. Long distance and related services remain the majority of our revenue. If we are successful in our marketing and development strategy, long distance services will diminish in importance; long distance, however, will be a service included in a majority of our inContact suite sales because the long distance facilitates delivery of the inContact software products.

As a domestic and international long distance reseller and aggregator, we contract with a number of third party long distance service providers for the right to resell telecommunication services to our customers. Our primary providers are Qwest, Verizon, and Global Crossing. The variety of traditional telecommunication services we offer enables our customers to: (1) buy most of the telecommunications services they need from one source, (2) combine those services into a customized package including our all-in-one, contact center solution, (3) receive one bill for those services, (4) call us at a single point of contact if service problems or billing issues arise, and (5) depend on our professional team of employees to manage their network and contact center solution, end-to-end, so our customers can focus on their business operations.

The contracts with our third party long distance service providers are standard and customary in the industry and designate inContact as the point of contact for all customer service calls. These agreements stand for one to three years and are generally renewable at the end of each contract term, when rates are often renegotiated on the basis of prevailing rates in the industry. Together, Qwest, Verizon and Global Crossing accounted for approximately 40% of our cost of revenues in 2009, 50% in 2008 and 54% in 2007.

We also acquire, from our third party long distance service providers, dedicated long distance service, toll-free 800/888/877/866 services, dedicated data transmission service and calling cards. These services and fees are billed to us as stated in our contracts with our providers and are payable on the same terms as switched long distance service.

We maintain a call center in Midvale, Utah for receiving customer service and billing inquiries. Our customer service personnel are available during extended business hours and also provide emergency service 24 hours a day, seven days a week. We place a high priority on customer service since we believe it is a primary factor in acquiring and retaining customers.

Market Opportunity

Many businesses need to manage a large volume of telephone traffic with users and business contacts. With the traditional premise-based hardware and software solutions, the business owner: (1) purchases a system from an equipment provider, (2) installs the system on site, (3) purchases long distance service from a provider and (4) attaches one to the other. This separation between call management and call delivery has resulted in a fragmented market served by multiple vendors that offer either:

•

High-end, onsite, hardware and software solutions, designed to improve worker productivity, for which the return on investment is lengthy and often hard to justify, except for contact center operations that are large enough to afford the significant investment needed to purchase the costly equipment, software and technical expertise; or

•

Less expensive hardware and software solutions that are more affordable to the small and mid-sized contact center market, which have few features, little flexibility and limit the business’s ability to improve worker productivity.

Our strategy is to develop and deploy an all-in-one contact management solution that is scalable to the business’s call traffic, enables a distributed workforce, improves worker productivity, offers the features found in the high-end hardware and software solutions, and is affordable to contact centers of all sizes.

Based on our analysis of the contact center market, we are confident that there is tremendous opportunity for us to grow in the mid-market and enterprise-sized contact center segment of the market, which represents approximately 72% of the three million agents in North America. For several years we have been preparing for when the following would happen:

•	SaaS acceptance: As noted earlier, analysts agree that contact centers use of SaaS solutions is growing.

•

At-home and virtual workers: Public and private sectors are leveraging the benefits of at-home workers to lower costs, reduce environmental impact and improve the quality and reach of the available labor pool. The concept of at-home workers is fast gaining popularity in the U.S. as VoIP and web-based applications make the deployment of at-home agents viable.

•

Adjacent market interest accelerating: Customer relationship management (“CRM”), professional services, integrators and consulting firms are converging on cloud computing interoperability. This awareness is generating significant opportunities for inContact to partner with other companies.

We believe that these elements are merging with the current economic slowdown to create a window of opportunity for us. The 2008 to 2009 economic slowdown should favor the adoption of lower cost cloud based contact center solutions. In tough economic conditions, companies are more favorable to operational expenditures (as opposed to capital expenditures required with premise-based solutions) and outsourced services.

We believe inContact continues to be the only cloud-based provider to the contact center market that offers both telecommunications services with contact handling and performance management optimization. We believe the trend in the mid-size contact center market is for companies to prefer purchasing all-in-one solutions over purchasing multiple point solutions. These companies are looking for software available in a “suite” that they believe will save money, reduce implementation and integration complexity, and allow them to focus on dealing with one vendor. We have a proven and robust offering, and we believe that mid-market customers who are already sold on the cloud or SaaS models will lean towards inContact as the right vendor.

We also have a competitive advantage over premise-based players when it comes to developing new partnerships with adjacent market technology and service providers. Partnerships benefit inContact because they introduce us to new sales channels and they add scalability to our sales, implementation, professional services, and support operations. Partner companies are finding us appealing to work with for the following reasons:

•	our inContact suite is easy to integrate with;

•	our direct sales presence give partners regional presence; and

•	our strength and experience with the cloud computing model attracts new partners wanting to capitalize on the momentum in this software market.

Other competitors sell through a complex network of regionally based resellers, which makes it more difficult for partnering companies to do business with them.

Marketing

We believe we have the talent, focus and discipline in our marketing organization to successfully execute our marketing plan. The first element of the plan is to drive prospects into our sales funnel. We achieve this via effective outbound marketing events (webinars, advertising, regional events and shows) and the acquisition of lists and other leads from trusted sources.

Secondly, we will continue to drive awareness of the Company and our inContact suite of services via the web, partners, industry analysts, the press, advertising direct to the public and investor relations activities. This includes using print media and exposure of industry coverage with a focused press release schedule.

Our current marketing efforts are focused on: (1) elevating the inContact brand to a position of industry leadership in cloud-based platforms, (2) identifying, attracting and pre-qualifying prospective leads that can be converted to new sales opportunities, and (3) expanding partner support and integration offerings to enable joint marketing and selling with key partners.

We market and distribute our services through several channels including: (1) strategic marketing partnerships, (2) direct sales, (3) inside sales and (4) other independent sales partners. We engage independent telecommunications agents around the country who sell primarily to commercial and business customers and are responsible for a substantial amount of annual U.S. telecommunication sales. This channel also helps to identify opportunities to sell our inContact suite of services, but separate inContact sales representatives sell our inContact software solutions.

The marketing and sales of our inContact suite continue to be our core focus for growing revenues and building corporate value. Our marketing strategy includes the following:

•	Target mid-market and enterprise organizations with an emphasis on at-home agents and multi-site centers.

•	Deliver a clear market message outlining several primary benefits:

•	Lower total cost of ownership while simultaneously increasing customer satisfaction levels;

•	Return on investment from our multi-tenant, cloud-based deployment model;

•	Flexible deployment of at-home and distributed workforces; and

•	inContact as an upgrade to installed premise-based legacy systems, able to run right on top of that existing system.

•	Leverage key partnerships with staffing, CRM, consulting and other companies in the contact center market to facilitate sales of our inContact suite of services.

•	Increase our focus on retaining and growing our Telecom segment revenue and gross margin dollars to fund our Software segment growth and improve our network and VoIP products.

•	Continue to further differentiate the Company by creating policies and processes that make us easy to do business with.

•	Establish cost controls resulting in positive cash flow while still creating velocity in our sales process and achieving the scale needed to be a market leader.

•	Scale the business through the development of people and processes.

Technology and Research and Development

Technology

We believe that our application enables us to develop functionality and deliver it to customers more efficiently than traditional premise or enterprise software vendors. We do not provide software that must be written to different operating systems, database and hardware platforms, or that is dependent upon a customers’ unique systems environment. Rather, we have optimized our service to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, usability and functionality of our service and applications drive our technology decisions and product direction.

We build our service as a highly scalable, multi-tenant application written in C#, Microsoft.Net and SQL server. We use commercially available hardware and a combination of proprietary and commercially available software to provide our service. Our core ACD server is commercially available hardware and runs a proprietary software engine. We have other custom-built core services such as voice-stream session management, database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our service.

Our service treats all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our service across our customer base. In addition, because we do not have to manage many distinct applications with their own custom business logic and database schemas, we believe we can scale our business faster than traditional software vendors, even those that have modified their products to be accessible over the Internet. This allows us to focus the majority of our resources on building new functionality to deliver to our entire customer base rather than on maintaining an infrastructure to support each of their distinct applications.

The infrastructure of our inContact suite and VoIP technologies has both system redundancy within the applications as well as geographical redundancy with data centers in Los Angeles, California and Dallas, Texas. Full backups of all our core customer data are performed weekly and differential backups are performed nightly. Transaction log backups take place every 30 minutes. We use secure sockets layer (“SSL”) encryption to protect sensitive areas of our customer information and service-oriented websites. Remote access to our systems is made possible through a 168-bit encrypted Virtual Private Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local computers are scanned for viruses on a real-time basis and report to a central server. We believe our backup, maintenance and security systems are adequate for preserving the delivery of service to our customers and operation of our business without significant outages or interruptions. However, an unforeseen or catastrophic event is always possible and could have a significant impact on our business.

Research and Development

We incurred research and development expenses of $4.8 million in 2009, $4.3 million in 2008 and $2.8 million in 2007 primarily related to the development of our inContact product suite. We continue to invest a significant portion of our revenue in research and development to leverage our strategic position as a technology provider. Our research and development efforts are focused on improving the features, functionality and security of our existing service offerings as well as developing new proprietary services. In addition, from time to time, we supplement our internal research and development activities with outside development resources and acquired technology. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based upon a single version of our applications. We are able to upgrade all of our customers at the same time with each release. As a result, we do not have to maintain multiple versions of our applications and are able to maintain relatively low research and development expenses as compared to enterprise or premises software vendors. Another contributor to our advantage is the diverse technical and communications expertise in our research and development group as it is composed of numerous professionals with backgrounds in software, hardware and telecommunications. This group is structured as product-centric teams each of which follows formal development processes for enhancements, new feature developments, release management and quality assurance.

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

The majority of our patent applications concern our inContact application platform infrastructure. The following are our registered trademarks in the U.S. and elsewhere:

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

Government Regulation

General

Telecommunications services are subject to government regulation at both the federal and state levels in the United States. A specific form of Internet-based telephony called “interconnected Voice over Internet Protocol” (“interconnected VoIP”) is also subject to certain analogous regulations at the federal and, increasingly, state level. We believe we are in compliance with the laws and regulations applicable to our business.

The Telecommunications Act of 1996, or (“Telecom Act”), enacted major revisions to the Communications Act of 1934, one of which established the framework for competition for local exchange and other communications services. Among other things, the Telecom Act preempts state and local governments from prohibiting any entity from providing telecommunications service (terms defined in the Telecom Act). At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of these services. As a result, our communications services are subject to both federal and state regulation. Violation of such laws and regulations are subject to enforcement actions that may include monetary penalties.

The Federal Communications Commission (“FCC”) has jurisdiction over all telecommunications service and interconnected VoIP providers (as defined in the Telecom Act and FCC regulations) that provide interstate or international communications services and certain local exchange services used to originate and terminate such services. All but a few state regulatory commissions exercise jurisdiction over intrastate interexchange telecommunications services, and all state regulatory commissions exercise jurisdiction over local exchange services; at present, a small handful of states exercise jurisdiction over certain elements of interconnected VoIP services. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a significant effect on our business, operating results and financial condition. Our Internet protocol or IP-enabled communications services are currently subject to a lesser degree of regulatory oversight. However, as set forth below, application of additional regulations to IP-enabled services or specific forms thereof, is increasingly possible as these services continue to gain acceptance in the marketplace.

The following summarizes important, but not all, present and proposed federal and state regulations and laws that could have an impact on our operations. Federal and state regulations are subject to judicial proceedings and to legislative and administrative proposals that could affect how we and others in this industry operate. The outcome of such proceedings or proposals and their impact on us or others in the industry cannot be predicted at this time but changes resulting from future legislative, regulatory or judicial decisions may have a material adverse impact on our business.

Federal Regulation of Internet Telephony and other IP-Enabled Services

The use of the Internet to provide telephone service is quickly maturing past its infancy and incubation stage. Therefore, as state and federal regulators continue to extend public interest regulations to forms of VoIP telephony, the lines between traditional and enhanced communications will continue to blur. To the extent VoIP telephony and other forms of IP-enabled communications become subject to regulation, certain cost benefits of IP-based services, which we currently take advantage of in our network, may erode.

In the United States, the types of Internet-related communications services that we currently provide constitute “information services” or “enhanced services” as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the FCC or any state agency. At this time, with the exception of the service described in the following paragraphs, it cannot be predicted whether other types of Internet-related or “IP-enabled” communications services will be actively regulated in the future.

The increase in VoIP services provided by pure play VoIP providers, such as Vonage, cable television and other companies, and the increased number of traditional telephone companies entering the retail VoIP space has prompted a need to determine whether VoIP should be subject to the same regulatory and financial constraints as wireline telephone service.

The FCC has not as yet decided whether to classify all IP-enabled or VoIP communications services as unregulated information services or as regulated telecommunications services. Instead, the FCC has engaged in a piecemeal approach over the past several years, imposing increasing regulations on interconnected VoIP services, a sub class of VoIP service that connects to the Public Switched Telephone Network (PSTN). Taken together, these incremental increases in regulatory oversight of interconnected VoIP have blurred the once clear distinction between these services and traditional wireline telecommunications. This uncertainty has spawned disputes, litigation, and varied interpretations that have created further inconsistencies within the industry. These uncertainties will likely remain unless and until the FCC definitely determines where to draw the regulatory lines between VoIP, interconnected VOIP and other IP-enabled services.

The FCC has determined that interconnected VoIP services–which enable users to place calls to and receive calls from the PSTN–should be subject to many of the requirements applicable to traditional telephone services, while other forms of IP-enabled services (such as peer-to-peer services that do not make use of traditional telephone numbers) have been left largely unregulated.

The FCC has subjected interconnected VoIP services to regulations concerning emergency communications (E911), telecommunications relay services for hearing-impaired individuals (TRS), customer privacy (CPNI) and the facilitation of wiretaps and government surveillance (CALEA). In addition, the FCC ruled that providers of interconnected VoIP services must contribute to the Federal universal service fund (USF) regime.

The FCC has also increasingly classified IP services as telecommunications, further narrowing the range of IP-enabled services considered to be non-regulated “information services.” The FCC first ruled that the use of “IP-in-the-middle” to provide prepaid calling card services does not convert those services from telecommunications to enhanced services and, therefore, such services are subject to intrastate access charges and USF contributions.

In recent years, the FCC has taken a broader view of what constitutes an “IP-in-the-Middle” service offering. In April 2008, the FCC imposed a forfeiture totaling $828,613.44 on an IP-transport company, Compass Global, arguing that, even though Compass Global’s VoIP call transport service did not provide “end-to-end” connectivity, the service was nevertheless “identical” to AT&T’s IP-in-the-middle service previous determined to be telecommunications, and that the use of IP-in-the-middle for voice traffic does not standing alone prevent the service from being classified as a “telecommunications service.”

In January 2009, the FCC initiated an investigation into how Comcast provisions VoIP services over its network. In response to the FCC’s investigation of the Comcast’s network management practices (i.e,. “network neutrality”), Comcast asserted that the VoIP service it offers its customers is distinct from other interconnected VoIP services that traverse the company’s separate high-speed broadband network. The FCC informed Comcast that if the company provides VoIP through facilities separate from the public Internet, Comcast’s VoIP service may be considered analogous to AT&T’s “IP-in-the-Middle” service.

Based on the nature of the IP-enabled services we currently provide, we do not believe the FCC decisions to date will have a significant impact on our business, operating results, financial condition or future prospects. Nonetheless, we acknowledge that the regulatory classification of many IP-enabled services remains uncertain, and the growth in VoIP communication services may cause federal and state regulatory agencies to re-examine their treatment of IP-based communications services and take action that could significantly affect our business.

Petitions to Forbear Allowing VoIP Providers to Claim Access Charge Exemption

Feature Group IP filed a petition with the FCC in October 2007, asking the FCC to forbear from applying access charges to “voice-embedded Internet communications.” The FCC denied the petition in January 2009. The FCC determined that Feature Group IP’s request did not meet the FCC’s criteria for forbearance because exempting VoIP traffic would create a regulatory void and significant uncertainty. The FCC felt that this would result in a wholly different intercarrier compensation regime and was, therefore, not something that should be decided in a forbearance request. In February 2009, Feature Group IP filed a motion for reconsideration of the FCC’s decision. The Motion remains pending. Should the FCC grant the motion and consider the issues presented in the petition, any resulting determination changing the status quo could impact the application of access charges to interconnected VoIP services and the cost structure for the services we provide to customers.

Notwithstanding the Feature Group IP decision, the applicability of access charges to interconnected VoIP and IP-enabled services remains uncertain as these issues are ripe for consideration in the FCC’s pending intercarrier compensation rulemaking proceedings.

Detariffing

In accordance with the FCC’s Detariffing Orders, our rates, terms and conditions for international and domestic interstate services are no longer set forth in tariffs filed with the FCC, but are instead determined by contracts between us and our users. Nonetheless, we remain subject to the FCC’s general requirements that rates must be just and reasonable, and not unreasonably discriminatory, and are also subject to the FCC’s jurisdiction over complaints regarding our services. We post inContact Inc.’s tariffs setting forth the terms, conditions and rates governing our interstate interexchange telecommunications service on our website at www.inContact.com.

CPNI Regulations

On April 2, 2007, the FCC issued an Order strengthening its rules governing a carrier’s duty to protect the privacy of its customers’ proprietary network information (CPNI). The Order responds to the growing practice of “pretexting”, whereby third parties, most notably data brokers, illegally obtain CPNI information from carriers through unauthorized access or misrepresentation.

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

All carriers, including interconnected VoIP service providers, are required to follow these new regulations by undertaking reasonable precautions to protect against unauthorized access to CPNI. Importantly, unlike the prior CPNI Rules, which merely required carriers to maintain a copy of their annual CPNI Officer Certification in their files, all carriers are now required to annually file their CPNI Officer Certifications with the FCC. We have implemented internal processes in order to be compliant with the CPNI rules.

International Telecommunications Services—Section 214

Every telecommunications service provider defined as a “common carrier” under Federal law must obtain a Section 214 License before it can provision service between the United States and a foreign country. We have obtained, and continue to maintain in good standing, our authorization under Section 214 of the Communications Act of 1934. Pursuant to this license, we are authorized to provide international telecommunications services.

Communications Assistance for Law Enforcement Act (“CALEA”) Requirements

Pursuant to FCC regulations enacting the CALEA, all affected carriers must build and configure their telecommunications services, networks and equipment to ensure that authorized law enforcement agencies have the requisite access to lawfully intercept communications and call-identifying information. On May 5, 2006, the FCC extended CALEA regulations to all interconnected VoIP providers and facilities-based broadband internet access providers.

Under the FCC’s CALEA rules, regulated service providers must establish policies and procedures for complying with CALEA. These policies and procedures include requirements addressing employee supervision and control and the maintenance of secure and accurate records when responding to an appropriate legal authorization for electronic surveillance.

We are required to file with the FCC the current policies and procedures we use to comply with this requirement. We have filed our policies and procedures with the FCC and implemented internal processes to effectuate them.

Taxes, Regulatory Fees and Intercarrier Compensation

We are subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, USF contributions and regulatory fees, and numerous public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. Recently, an increasing number of state and local taxing authorities have imposed taxes on interconnected VoIP and IP-enabled service providers either by broadly interpreting existing telecommunications tax rules or adopting new taxes for IP services. In the absence of definitive rules from the FCC regarding the regulatory classification of interconnected VoIP and other IP services, we anticipate more jurisdictions will attempt to expand their taxing authority to these services.

On November 5, 2008, the FCC released a Further Notice of Proposed Rulemaking soliciting comments on three related proposals for the reform of the current intercarrier compensation system and the Federal USF regime. The proposals suggest a unified methodology and mechanisms to prevent arbitrage. If enacted, the proposals would dramatically impact intercarrier compensation rates as well as USF support mechanisms. Several proposals also classify interconnected VoIP as an “information service” effectively exempting the service from certain regulatory obligations including the payment of access charges.

These intercarrier compensation reform proposals were pushed heavily by former Chairman Kevin Martin, who retired from the Commission on January 21, 2009. While the Further Notice of Proposed Rulemaking remains outstanding, it is unlikely that these proposals will be adopted in their entirety following his departure.

The FCC is considering all of these proposals, as well as others, in its pending intercarrier compensation rulemaking proceedings. We cannot predict the outcome of those proceedings or the effect that the implementation of any portion of the pending proposals may have on our business or results of operations, although significant changes to the current rules governing intercarrier compensation could affect our collection and payment of reciprocal compensation and access fees.

State Regulation of Internet Telephone Services

State regulatory authorities also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services. However, to date, state regulation has remained minimal in the face of the FCC’s reluctance to clarify the scope of state jurisdiction. However, some state regulators, faced with shrinking USF revenues, support for emergency services, and consumer protection concerns have attempted to impose some regulation of instate interconnected VoIP services. Many of these attempts have been overturned by federal courts on the grounds that the FCC’s Vonage Preemption Order preempts state regulation of interconnected VoIP services.

The Kansas Corporation Commission (KCC) imposed USF contribution obligations on interconnected VoIP providers in 2008. This regulation became effective January 2009. The law has yet to be challenged by an interconnected VoIP service provider. The KCC, however, preemptively filed a petition for declaratory ruling in June 2009 that state universal service funds may assess nomadic VoIP intrastate revenues. In August 2009, the FCC issued a public notice seeking comments on the petition. A multitude of comments were filed, but the petition remains pending before the FCC. Resolution of the petition and states’ rights to assess instate universal service fees on nomadic interconnected VoIP services could impact our business to the extent it requires us to pay fees that we cannot pass through to customers. However, to the extent that we have the ability to pass any increase in fees through to customers and remain competitive, we expect the impact would not be significant.

The result of the imposition of state universal service contribution obligations on interconnected VoIP services has yielded a complicated and oftentimes conflicting approach to the regulation of VoIP telephony service. The willingness of both state and federal authorities to expand certain, traditional public interest regulations to VoIP telephony may signal an end to the incubation period during which most IP-enabled services were free from government regulation. The implications of an expansive patchwork of state and federal regulations may carry significant consequences for new and existing VoIP service providers, further eroding the lines between traditional and enhanced communications.

Other General Regulations

The regulatory scheme for competitive telecommunications market will continue to evolve and can be expected to change the competitive environment for communications in general. It is not possible to predict how such evolution and changes will affect, if at all, our business or the industry in general.

Competition

The majority of market share in the contact center infrastructure market and in the workforce optimization software market is still held by traditional premise-based equipment providers. The premise-based method of selling solutions, via onsite equipment and software, is now being challenged by cloud-based providers. However, market share among the group of cloud-based providers is fragmented and still small (less than two percent).

We believe that today there is no clear cloud-based contact center market leader. However, we believe we currently have the largest market share and the most momentum of the cloud-based providers. Because of our diligent efforts over the past several years and our experience with approximately 600 implementations, we believe we are in a position to capitalize on the market fragmentation and become the clear leader in the cloud-based market for contact center software.

Employees

As of December 31, 2009, we employed a total of 286 full time and 6 part time persons. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

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

We report financial information for our operating segments based on the way that management organizes the segments within the business for making operating decisions and assessing performance. Beginning in the second quarter of 2009, in conjunction with the change in our consolidated statements of operations as described in notes to the financial statements under the heading “Reclassifications,” we reevaluated our approach to how we compile segment financial information for purposes of making operating decisions and assessing performance. As a result, we made changes to the manner in which certain indirect expenses are allocated to our two operating segments: Software and Telecom. Due primarily to this change, beginning in the second quarter of 2009, a larger portion of total indirect expenses are allocated to the Software segment than has historically been allocated to the Software segment since we began disclosing segment financial information. To improve comparability, segment information reported is reclassified to reflect the impact of changes made in our segmentation on the reporting periods included herein. These reclassifications have no effect on reported consolidated revenue, loss from operations, net loss or per share amounts. These reclassifications also have no effect on reported segment revenues.

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

Our net loss applicable to common stockholders was $2.9 million, $10.3 million and $7.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Continued losses will diminish the working capital we have available to pursue development of our business. A majority of the loss in 2009 is attributable to noncash costs such as depreciation and amortization of $4.9 million and stock-based compensation, including the change in value of warrants, of $2.0 million. Much of the loss in 2008 is attributable to our decision to spend substantial amounts in developing and marketing our inContact suite of services as well as noncash costs, such as depreciation and amortization of $6.0 million and warrant and stock-based compensation totaling $1.7 million. Sales within the Software segment continue to improve, but we have not achieved positive annual operating results and whether inContact will ultimately achieve positive results and cash flow should be considered a substantial risk with respect to our business.

We may not be able to secure additional financing on favorable terms, or at all, to meet our long-term capital needs.

We may determine that additional capital would be helpful in responding to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, fund expansion, respond to competitive pressures, acquire complementary businesses, products and technologies, or for other reasons. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding to pursue our business objectives. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

The stability and growth of our revenues depends on our ability to attract and retain on-going customers

The revenue model for companies selling software under the cloud computing model, such as inContact, is to attract and retain customers who purchase services under contracts providing for monthly or periodic charges. Our ability to increase and maintain revenue depends substantially on the efficacy of our call center and call routing solutions and maintaining customer satisfaction. Our failure to deliver services our customers need and want, and to keep our customers satisfied, would adversely affect our results or operations.

We have a lengthy product sales cycle which has contributed and may continue to contribute to the variability of quarterly operating results

We have experienced a lengthy initial sales and eventual “turn-up” cycle for services in our Software segment, averaging approximately five to eight months. The lengthy sales cycle is one of the factors that has caused and may continue to cause our revenues and operating results to vary significantly from quarter to quarter. As our inContact suite of services are relatively new in the marketplace, we must provide a significant amount of education to prospective customers about the use and benefits of our products which can cause potential customers to take many months to make these decisions. The length of the sales cycle can also be affected by other factors over which we have little or no control, including customer budgetary constraints, timing of customer budget cycles, and concerns by the customer about the introduction of new products by us or by our competitors. As a result, sales cycles for customer orders vary substantially from customer to customer. Excessive delay in sales could be material and adversely affect our business, financial condition or results of operations.

Our quarterly results of operations may fluctuate in the future.

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	changes in the mix of revenue between our segments because the overall operating margin is significantly higher for the Software segment than for the Telecom segment;

•	the timing and success of new product introductions and enhancements or product initiation by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	the purchasing and budgeting cycles of our customers; and

•	general economic, industry and market conditions.

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

Our costs of revenues from period to period are affected by the pricing for long distance service we can obtain from the wholesale providers of these services. We must price our services at levels that are competitive, so costs of revenues affect the rates we offer to customers and our resulting revenues. This industry has a history of downward pressure on long distance service rates as a result of competition among providers. To acquire and retain customers, we offer these services at prices that are competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to users, which will reduce revenues. On the other hand, higher prices charged by our providers will increase our costs of revenues and cut into operating results, unless we raise prices to our customers, which may be difficult for us to do if our competitors are not subject to the same upward pricing pressures or choose not to increase prices notwithstanding such pressure. To make up for potential reductions in either revenues or overall operating results, we have moved to being a cloud computing provider of enhanced connectivity and call management services, which are not subject to these rate changes and have much higher margins. Sales of cloud computing products still make up a smaller portion of our revenues. We may not be successful in making these new services a major component of our revenue mix and improve our overall operating margins.

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

Our inContact suite is provided to customers through a dedicated network of equipment we own connected through leased telecommunications lines with capacity dedicated to us that is based on Internet protocol. Communication initiated by the user is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network because it lowers our cost of providing the service from using traditional transmission methods.

We lease telecommunication lines and space at co-location facilities for our equipment, which represents the backbone of our dedicated network, from third-party suppliers. If any of these suppliers is unable or unwilling to provide or expand their current levels of service to us, the services we offer to customers would be adversely affected. We may not be able to obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. Any resulting disruptions in the services we offer that are provided over our dedicated network would likely result in customer dissatisfaction and adversely affect our operations. Furthermore, pricing increases by any of the suppliers we rely on for the dedicated network could adversely affect our results of operations if we are unable to pass pricing increases through to our customers.

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

If there are interruptions or delays in our hosting services through third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with customers and subject us to liability.

We provide our hosting services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California and Texas. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our customers’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our customers to lose access to the services they are purchasing from us. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our customers’ service to their customers. Any interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. This in turn could reduce our revenue, subject us to liability and cause us to issue credits or pay penalties or cause customers to fail to continue service, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

If the security of our customers’ confidential information contained in our systems or stored by use of our software is breached or otherwise subjected to unauthorized access, our hosting service or our software may be perceived as not being secure and customers may curtail or stop using our hosting service and our solutions.

Our hosting systems and our software store and transmit proprietary information and critical data belonging to our customers and their users. Any accidental or willful security breaches or other unauthorized access could expose us to a risk of information loss, litigation and other possible liabilities. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our clients’ data, our relationships with customers and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we and our third-party hosting co-location facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

A fundamental requirement for online communications is the secure transmission of confidential information over public networks. Our failure to protect this confidential information could result in liability.

If outside unfriendly parties succeed in penetrating our network security or otherwise misappropriate our customer information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card or banking information, impersonation or other similar fraud claims, as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in litigation and adverse publicity, which could have a material adverse effect on our reputation, business, and results of operations.

Our growth and results of operations are unknown, which means an investment in us has greater risk.

It is not possible to predict with any certainty the growth of our business over the next year. Our ability to continue our growth and improve upon results of operations will depend on a number of factors, including our ability to promote and gain market acceptance of cloud computing, to maintain and expand our independent agent network, to fund maintenance and expansion of infrastructure to service our customers, to meet existing and emerging competition, and to maintain sufficient operating margins despite pricing pressures. Furthermore, the growth and development of our business may be harmed if we are unable to adapt and expand our systems, procedures, and controls to support and manage our growth. All of these factors indicate there could be fluctuations in our results of operations and volatility in our stock price that could expose an investor to greater risk.

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

Our software products may contain undetected errors or defects that may result in product failures, slow response times, or otherwise cause our products to fail to perform in accordance with customer expectations. Because our customers use our products for important aspects of their business, any errors or defects in, or other performance problems with, our products could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales, or our existing customers could elect to not renew or to delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts and an increase in collection cycles for accounts receivable. Clients also may make warranty claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a customer may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect. We do not currently maintain any warranty reserves. inContact has had no significant warranty costs in their historical experience.

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

We provide service level commitments to our customers, which could cause us to issue credits for future services if the stated service levels are not met for a given period and could significantly harm our revenue.

Our customer agreements provide service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future services. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. In light of our historical experience with meeting our service level commitments, we do not currently have any reserves on our balance sheet for these commitments. The failure to meet this level of service availability may require us to credit qualifying customers for the value of an entire month of their subscription fees, not just the value of the subscription fee for the period of the downtime. As a result, a failure to deliver services for a relatively short duration could cause us to issue these credits to all qualifying customers. Any extended service outages could harm our reputation, revenue and operating results.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

Increasing our customer base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations. We plan to continue to expand our direct sales force and engage additional third-party channel partners. This expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel. We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our solutions for their users, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

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

We lease executive office space in Midvale, Utah, a suburb of Salt Lake City. The space consists of approximately 50,000 square feet. The lease provides for monthly lease payment of approximately $101,000, which is subject to 3% escalations per year. The lease for this office space expires in June 2013, but we have an option to renew the lease for an additional five years at the end of the lease period.

We also lease office space and related equipment switching space in Los Angeles, California and Dallas, Texas.

ITEM 3.	LEGAL PROCEEDINGS

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. The lawsuit was filed in the Third Judicial District Court for Salt Lake County, Utah, Case No. 090907053. In the lawsuit California College and its affiliates allege that (1) inContact made intentional and/or negligent misrepresentations in connection with the sale of inContact services to California College and California

College’s purchase of an outbound call software program from Insidesales.com, Inc, another defendant in the lawsuit, (2) that inContact breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students. On each of the claims for misrepresentation, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. On each of the breach of contract claims pertaining to the inContact service agreement, California College is seeking damages in an amount proven at trial, which amount is not less than $1 million. On each of the breach of contract claims pertaining to the purchase of Insidesales.com software, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. On the interference in business relations claim, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and us. Furthermore, Insidesales.com and inContact have filed cross-claims against one another alleging breach of contract with respect to a sales agent agreement between them and that inContact is obligated to indemnify Insidesales.com for any loss arising from the claims made by California College. inContact has denied all of the substantive allegations of the complaint and cross-claim and intends to defend the claims vigorously. Management believes the claims against inContact are without merit.

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Price, Stockholder Matters, and Unregistered Sales

Our common stock trades on The NASDAQ Capital Market under the symbol “SaaS”. The following table presents the high and low closing sales prices per share of our common stock as reported on The NASDAQ Capital Market for the four calendar quarters of 2009 and 2008.

Calendar Quarter Ended:	High	Low
March 31, 2009	$2.35	$1.18
June 30, 2009	$3.04	$1.98
September 30, 2009	$3.86	$2.79
December 31, 2009	$3.02	$2.17

Calendar Quarter Ended:	High	Low
March 31, 2008	$4.65	$2.20
June 30, 2008	$3.37	$2.00
September 30, 2008	$2.33	$1.25
December 31, 2008	$1.54	$0.75

As of March 4, 2010, we had approximately 2,972 holders of record of our common stock. Since inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Telecom Index for the five fiscal years ending December 31, 2009. The stock price information shown on the graph below is not necessarily indicative of future price performance.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,250,782		$2.11	902,482
Equity compensation plans not approved by security holders	2,795,062	(1)	$2.92	N/A

Total	5,045,844		$2.56	902,482

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the Board of Directors and warrants issued to third parties.

Repurchases of Common Stock

There were no repurchases of equity securities by us during the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2009. The consolidated statements of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of inContact. The following selected financial data should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data (in thousands-except per share data):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Revenue	$84,183	$79,625	$79,482	$82,800	$81,587
Net loss	$(2,922)	$(10,304)	$(7,537)	$(7,775)	$(8,147)
Net loss applicable to common stockholders	$(2,922)	$(10,304)	$(7,537)	$(7,775)	$(8,185)
Net loss per share:
Basic and diluted	$(0.09)	$(0.33)	$(0.26)	$(0.32)	$(0.40)
Cash dividends per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data (in thousands):

	As of December 31,
	2009	2008	2007	2006	2005
Total assets	$38,929	$28,747	$31,368	$25,959	$35,643
Long-term obligations	$9,475	$6,583	$918	$6,569	$5,758

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of inContact, Inc.’s financial condition, cash flows and results of operations. MD&A is organized as follows:

Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Consolidated Results of Operations. This section provides an analysis of our consolidated results of operations for the three years ended December 31, 2009.

Segment Results of Operations. This section provides an analysis of our segment results of operations for the three years ended December 31, 2009.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2009, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2009. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements. This section provides a tabular presentation of our outstanding contractual obligations that existed as of December 31, 2009.

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

Overview

We began in 1997 as a reseller of telecommunications services and have evolved to become a leading provider of end-to-end, cloud computing contact center services and network connectivity. We strive to deliver the most proven solutions quickly and with ease, helping our customers reduce the cost and improve the quality of every user interaction.

In 2005 we began offering cloud computing call center solutions to the call-center market. Our dynamic technology platform provides our customers a solution without the costs and complexities of legacy systems. Our proven delivery model provides cost savings and removes the complexities of deploying and maintaining a premised-based solution, while providing flexibility to change with business needs.

We provide software which includes automatic call distribution (“ACD”) with skills-based routing, interactive voice response (“IVR”) with speech recognition, computer telephony integration (“CTI”) capabilities, reporting, work force optimization, e-learning, call center agent hiring and customer feedback measurement tools. Taken together, the inContact cloud-based platform creates an integrated solution for call centers, including those with distributed workforces – either at-home or multi-site.

Our inContact Suite

Over the past several years, we have transitioned from a telecommunications long distance reseller and aggregator into a value-added, SaaS company focused on the contact center market. We have made a number of strategic acquisitions that we believe have positioned us at the forefront of the rapidly emerging hosted contact center software market. We began building our all-in-one contact center solution with the 2005 acquisition of an automated call distribution solution, which is now the backbone of our inContact suite of services. In 2007, we added two components to our inContact application consisting of a workforce management product and a user satisfaction measurement tool, ECHO®.

Long Distance

Long distance telecommunication and related services remain the majority of our revenue. As a domestic and international long distance reseller and aggregator, we contract with a number of third party long distance service providers for the right to resell telecommunication services to our customers. The variety of traditional telecommunication services we offer enables our customers to: (1) buy most of the telecommunications services they need from one source, (2) combine those services into a customized package including inContact’s all-in-one, contact center solution, (3) receive one bill for those services, (4) call a single point of contact if service problems or billing issues arise, and (5) depend on our professional team of employees to manage their network and contact center solution, end-to-end, so our customers can focus on their business operations.

We offer our customers a set of traditional connectivity products, which include the dedicated voice T1 product, the Intelligent-T™, VoIP connectivity services and our switched 1+ services. In addition to long distance, toll-free, and other traditional telephone services, these connectivity options enable our customers to connect to our VoIP Network and the complete set of inContact suite of services we have available. Our customers publish toll free and local inbound numbers to their users enabling inbound calls to be handled directly or through the inContact suite embedded in the VoIP Network. Our distribution channels pursue multiple marketing avenues, including using independent agents, value-added resellers and direct and inside sales forces.

Trends in Our Business

The focus of our business operations has shifted dramatically the past three years, resulting in increased revenues from cloud computing sales of our inContact suite, and we expect that our Software segment revenues will continue to grow as a result of our continued emphasis on this segment of our business. Since 2005 when we began a concerted effort to focus our business on developing and marketing our inContact suite, we have seen continued attrition in our traditional pure telecommunication long distance business.

We expect costs of revenue to continue to decrease as a percentage of sales as we continue to shift our revenues more heavily towards the Software segment. Our annual costs of revenue as a percentage of sales were 68% in fiscal 2007, 66% in fiscal 2008 and 59% in fiscal 2009.

We recently began emphasizing the use of partner relationships in our business. Partnerships benefit inContact because they introduce us to new sales channels and they add scalability to our sales, implementation, professional services, and support operations. Partner companies are finding us appealing to work with for the following reasons:

•	our inContact suite is easily integrated;

•	our direct sales presence give partners regional presence; and

•	our strength and experience with the SaaS model attracts new partners wanting to capitalize on the momentum in this software market.

Due to the turmoil in the credit industry and the downturn in the economy in general, we believe more contact centers are going to limit their up-front capital expenditures, including purchases of premise-based equipment. We believe this will accelerate the adoption of the cloud computing model by contact centers, which in turn will make our hosted inContact product suite more appealing to the contact center market.

We have experienced a trend in the telecommunication industry to increase costs associated with short duration calls. A short duration call is defined as a call lasting only six seconds or less. Typically a large volume of short duration calls will burden most telephony switches. As a result, most carriers have applied surcharges to those calls. We have passed these surcharges on to our customers that have a large number of short duration calls. Although we are uncertain what impact this will have on our long distance customer base, it does have the potential to increase attrition in our long distance segment as customers seek a safe haven from these surcharges until the industry as a whole adjusts.

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

Results of 2009 versus 2008

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2009 compared to our condensed operating results for the year ended December 31, 2008, as adjusted (in thousands):

	2009	2008	$ Change	% Change
Revenue	$84,183	$79,625	4,558	6%
Costs of revenue	50,015	52,664	(2,649)	(5%)

Gross profit	34,168	26,961	7,207

Gross margin	41%	34%
Operating expenses:
Selling and marketing	17,355	17,618	(263)	(1%)
Research and development	4,845	4,324	521	12%
General and administrative	13,737	14,808	(1,071)	(7%)

Total operating expenses	35,937	36,750	(813)

Loss from operations	(1,769)	(9,789)	8,020
Other expense	(1,091)	(479)	612	128%

Loss before income taxes	(2,860)	(10,268)	7,408
Income tax expense	(62)	(36)	26

Net loss	$(2,922)	$(10,304)	$7,382

Revenue: Total revenues increased $4.6 million to $84.2 million during 2009 compared to revenues of $79.6 million during 2008. The increase is due to an increase of $9.1 million in Software segment revenue as a result of increased focus on our sales and marketing efforts on our all-in-one hosted inContact suite. This increase is offset by a decrease of $4.6 million in Telecom segment revenue due to expected attrition.

Costs of revenue and gross margin: Costs of revenue decreased $2.6 million or 5% to $50.0 million during 2009 compared to $52.7 million during 2008. As a result, our gross margin increased seven percentage points to 41% during 2009 from 34% during 2008. The increase in gross margin is primarily driven by our transition in sales mix from our Telecom segment that has lower margins to our Software segment as a result of increased sales of our hosted inContact suite, which has much higher margins.

Selling and marketing: Selling and marketing expense decreased $263,000 or 1% to $17.3 million during 2009 from $17.6 million during 2008. This decrease is primarily due to reduced commissions expense related to legacy Telecom customers.

Research and development: Research and development expense increased $521,000 or 12% to $4.8 million during 2009 compared to $4.3 million during 2008. The increase is due to an increase in compensation expense related to the addition of new employees in our research and development department as we continue to develop new products and enhance existing products for our inContact suite of services in an effort to maintain our leadership position in the industry.

General and administrative: General and administrative expense decreased $1.1 million or 7% to $13.7 million during 2009 compared to $14.8 million during 2008. The decrease is primarily due to our efforts to reduce overhead costs, lower stock based compensation and accounting and legal costs of $600,000 incurred in the first half of 2008.

Other expense: Other expense increased $612,000 or 128% to $1.1 million during 2009 compared to $479,000 during 2008. Of this increase, net interest expense increased $183,000 due to a higher outstanding balance on our revolving credit facility during 2009 as compared to 2008. The remaining $429,000 of the increase is primarily due to the adoption of new accounting guidance on January 1, 2009. This non-cash charge incurred in 2009 represents the change in fair value of warrants during the period. See Note 8 to the accompanying notes to the consolidated financial statements for a more detailed explanation of the accounting for this new accounting guidance.

Results of 2008 versus 2007

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2008, as adjusted, compared to our condensed operating results for the year ended December 31, 2007, as adjusted (in thousands):

	2008	2007	$ Change	% Change
Revenue	$79,625	$79,482	143	0%
Costs of revenue	52,664	53,702	(1,038)	(2%)

Gross profit	26,961	25,780	1,181

Gross margin	34%	32%
Operating expenses:
Selling and marketing	17,618	16,889	729	4%
Research and development	4,324	2,819	1,505	53%
General and administrative	14,808	12,898	1,910	15%

Total operating expenses	36,750	32,606	4,144

Loss from operations	(9,789)	(6,826)	(2,963)
Other expense	(479)	(706)	(227)	(32%)

Loss before income taxes	(10,268)	(7,532)	(2,736)
Income tax expense	(36)	(5)	31

Net loss	$(10,304)	$(7,537)	$(2,767)

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

Costs of revenue and gross margin: Cost of revenue decreased $1.0 million or 2% to $52.7 million during 2008 compared to $53.7 million during 2007. As a result, gross margin increased two percentage points to 34% during 2008 compared to 32% during 2007. The increase in gross margin is primarily driven by our transition in sales mix from our Telecom segment that has lower margins to our Software segment as a result of increased sales of our hosted inContact suite, which has much higher margins.

Selling and marketing: Selling and marketing expense increased $729,000 or 4% to $17.7 million during 2008 from $16.9 million during 2007. This increase is due to an overall increase in the number of sales and lead generation activities related to promoting the inContact suite in the market. As previously noted, we continue to focus our marketing efforts on promoting our inContact suite of services.

Research and development: Research and development expense increased $1.5 million or 53% to $4.3 million during 2008 compared to $2.8 million during 2007. The increase is due to an increase in compensation expense related to the addition of new employees in our research and development department as we continue to develop new products and enhance existing products for our inContact suite of services.

General and administrative: General and administrative expense increased $1.9 million or 15% to $14.8 million during 2008 compared to $12.9 million during 2007. The increase is primarily due to additional rent and maintenance costs of $1.0 million primarily related to the new corporate headquarters we moved into in at the end of 2007, which affected subsequent quarters, and accounting and legal costs of $600,000 incurred in the first half of 2008.

Other expense: Other expense decreased $227,000 or 32% to $479,000 during 2008 compared to $706,000 during 2007. Other expense consists of net interest expense in 2008 and 2007. The decrease is due to paying off the outstanding balance of our revolving credit facility in the third quarter of 2007 and the conversion of the ComVest Convertible Term Note in April 2007, thereby reducing the amount of debt on which interest is incurred. The decrease was partially offset by interest expense incurred from drawing a total of $4.0 million from our revolving credit facility in the second and third quarters of 2008.

Segment Reporting

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications plus the associated professional services and setup fees related to the software services product features (referred to as cloud computing or SaaS). The Telecom segment includes all voice and data long distance services provided to customers. During the first three quarters of 2008, we referred to our Software segment as the “SaaS” segment. We subsequently determined in the fourth quarter of 2008 that referring to this segment as the “Software” segment is clearer to our customers, investors and other stakeholders of our business.

We report financial information for our operating segments based on the way that management organizes the segments within the business for making operating decisions and assessing performance. Beginning in the second quarter of 2009, in conjunction with the change in the presentation of our consolidated statements of operations as described above under the heading “Reclassifications”, we reevaluated our approach to how we compile segment financial information for purposes of making operating decisions and assessing performance. As a result, we made changes to the manner in which certain indirect expenses are allocated to our two operating segments: Software and Telecom. Primarily due to this change, beginning in the second quarter of 2009, a larger portion of total indirect expenses are allocated to the Software segment than has historically been allocated to the Software segment since we began disclosing segment financial information. To improve comparability, segment information reported for the years ended December 31, 2008 and 2009 is reclassified to reflect the impact of changes made in our segmentation on the reporting periods included herein. These reclassifications have no effect on reported consolidated revenue, loss from operations, net loss or per share amounts. These reclassifications also have no effect on reported segment revenues.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment condensed operating results for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008(1)	2007(1)	$ Change	% Change	$ Change	% Change
Revenue	$29,103	$19,972	$13,474	9,131	46%	6,498	48%
Costs of revenue	9,681	9,187	7,434	494	5%	1,753	24%

Gross profit	19,422	10,785	6,040

Gross margin	67%	54%	45%

Operating expenses:
Direct selling and marketing	11,322	10,560	8,276	762	7%	2,284	28%
Direct research and development	4,188	3,838	2,508	350	9%	1,330	53%
Indirect	10,178	10,100	7,128	78	1%	2,972	42%

Loss from operations	$(6,266)	$(13,713)	$(11,872)

(1)	As previously discussed, we changed the way we report our segments. Accordingly, we have reclassified amounts previously reported in the 2008 and 2007 segment operating results to conform to our current presentation.

Results of 2009 versus 2008

The Software segment revenue increased by $9.1 million or 46% to $29.1 million during 2009 from $20 million during 2008. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $1.5 million for 2009 compared to $1.0 million for 2008.

Gross margin increased 13 percentage points to 67% in 2009 compared to 54% in 2008. At the end of fiscal 2008, certain intangible assets related to previously acquired technology became fully amortized. As a result, we recorded approximately $1.6 million less in intangible asset amortization during 2009 as compared to 2008. The increase in gross margin is also due to increased Software segment revenues in 2009 resulting from the buildup of our sales and marketing infrastructure in previous periods.

Direct selling and marketing expenses in the Software segment increased $762,000 or 7% to $11.3 million in 2009 compared to $10.6 million during 2008. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the Software segment by investing in research and development. During 2009 we incurred $4.2 million in direct research and development costs compared to $3.8 million during 2008 and have capitalized an additional $3.6 million of costs incurred during 2009 related to our internally developed software compared to $1.8 million during 2008. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, remained relatively constant during 2009 and 2008.

Results of 2008 versus 2007

The Software segment revenue increased by $6.5 million or 48% to $20.0 million during 2008 from $13.5 million during 2007. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market.

We focused a significant amount of our resources in expanding our inContact suite of services in the market and supporting new customers. As a result, selling and marketing expenses in the Software segment increased

$2.3 million or 28% to $10.6 million during 2008 compared to $8.3 million during 2007. We also continue to develop the services provided in the Software segment by investing in research and development. During 2008, we spent $3.8 million in research and development costs as compared to $2.5 million during 2007 and have capitalized an additional $1.5 million of costs incurred during 2008 related to our internally developed software. Indirect expenses increased $3.0 million or 42% to $10.1 million in 2008 from $7.1 million during 2007 due to increases in overhead costs such as rent and compensation.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed operating results for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008(1)	2007(1)	$ Change	% Change	$ Change	% Change
Revenue	$55,080	$59,653	$66,008	(4,573)	(8%)	(6,355)	(10%)
Costs of revenue	40,334	43,477	46,268	(3,143)	(7%)	(2,791)	(6%)

Gross profit	14,746	16,176	19,740

Gross margin	27%	27%	30%

Operating expenses:
Direct selling and marketing	5,123	5,978	7,837	(855)	(14%)	(1,859)	(24%)
Direct research and development	—	—	—	—	0%	—	0%
Indirect	5,126	6,274	6,856	(1,148)	(18%)	(582)	(8%)

Income from operations	$4,497	$3,924	$5,047

(1)	As previously discussed, we changed the way we report our segments. Accordingly, we have reclassified amounts previously reported in the 2008 and 2007 segment operating results to conform to our current presentation.

Results of 2009 versus 2008

We continue to see decreases in Telecom segment revenue as we focus our efforts on the software segment. Overall Telecom segment revenue decreased $4.6 million or 8% to $55.1 million during 2009 from $59.7 million in 2008. This decrease is due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our inContact suite of services. With the decline in revenues from the Telecom segment, we reduced operating costs in the segment as well. Direct selling and marketing expenses decreased 14% during 2009 compared to 2008 and indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, decreased 18% during 2009 compared to 2008.

Results of 2008 versus 2007

We continue to see decreases in the Telecom segment as we focus our efforts on the software segment. Overall Telecom segment revenue decreased $6.3 million or 10% to $59.7 million during 2008 compared to $66.0 million during 2007. This decrease is due to the expected attrition of our Telecom customers as we focused our selling and marketing efforts on our inContact suite of services. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 6% and selling and marketing expenses decreased 24% during 2008 compared to 2007.

Liquidity and Capital Resources

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2011. At December 31, 2009, we had $10.9 million of cash and cash equivalents. In addition to our $10.9 million of cash and cash equivalents, subject to meeting covenant requirements, we have access to additional available borrowings under our revolving credit note with Zions First National Bank (“Zions”) entered into in July 2009. The available borrowings under the revolving credit note are $900,000, resulting in total cash and additional availability under the revolving credit note of $11.8 million at December 31, 2009. The balance of our revolving credit note at December 31, 2009 was $7.3 million. In January 2010, we paid $7.0 million of the $7.3 million balance.

We experienced a net loss of $2.9 million during the year ended December 31, 2009. Significant non-cash expenses affecting operations during 2009 were $4.9 million of depreciation and amortization, $1.6 million of stock-based compensation and $383,000 for the change in the fair value of certain warrants. Our operating activities provided cash flows of $2.2 million during 2009.

Our working capital of $8.8 million at December 31, 2009 increased significantly from $714,000 in 2008. The increase is primarily due to proceeds of $7.9 million from the sale of stock in December 2009 and positive cash flows from operations.

In February 2010, we entered into an equipment leasing facility with Zions. Under the terms of the leasing facility, Zions has agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year “London InterBank Offered Rate (LIBOR),” plus 4.5%

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. In October of 2009, we took measures to reduce operating expenses, including headcount reductions. We believe the savings generated by these measures will accelerate the growth in cash generated from operations. We expect to rely on internally generated cash, our revolving credit facility and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, and available borrowings under our revolving credit note will be sufficient to meet our cash requirements during the next twelve months and beyond.

Revolving Credit Note

On July 16, 2009, we entered into a revolving credit loan agreement (the “Revolving Credit Agreement”) with Zions. Under the terms of the Revolving Credit Agreement, Zions has agreed to loan up to $8.5 million under a revolving credit note. The loan is secured by substantially all the assets of inContact. We used a portion of the borrowings from the new loan arrangement with Zions to pay off the existing ComVest revolving credit loan, totaling approximately $6.5 million. All outstanding principal under the Zions agreement is due in July 2011. The amount outstanding at December 31, 2009 was $7.3 million. In January 2010, we paid $7.0 million of the outstanding balance at December 31, 2009.

The Zions Revolving Credit Agreement contains certain covenants. Financial covenants include requirements to maintain a minimum adjusted EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization, and other non-cash charges, minus capitalized software development costs) of $250,000 for the quarter ended September 30, 2009 and $750,000 for each quarter thereafter and minimum working capital of $1.0 million as of December 31, 2009 and the end of each quarter thereafter. In February 2010, we amended the adjusted EBITDA financial covenants with Zions. The amended financial covenants require that we maintain a minimum EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges) of $1.0 million for each quarter during 2010 and $1.5 million for each quarter thereafter. We believe the amendments will be less restrictive for us because capitalized software development costs are no longer included in the calculation.

The interest rate under the Zions revolving credit note is 90 day LIBOR plus 4.5%, adjusted as of the date of any change in the 90 LIBOR. Interest under the revolving credit note is paid monthly in arrears, and all principal is due in July 2011. The balance outstanding under the revolving credit note cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned but unbilled receivables. In addition, inContact is required to maintain minimum cash balances ranging from $2.75 million to $3.5 million during the term of the note. In the event our cash balance is less than this range, the advance rate on eligible receivables decreases to 75% of eligible billed accounts receivable.

Cash Flows

In summary, our cash flows for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash from operating activities	$2,159	$(511)	$(806)
Net cash used in investing activities	$(5,461)	$(1,340)	$(5,688)
Net cash provided by financing activities	$10,058	$3,187	$4,695

During the year ended December 31, 2009, we generated $2.2 million of cash from operating activities and received $10.1 million from financing activities. Cash from financing activities was generated primarily from the sale of common stock resulting in net proceeds of $7.9 million from the sale of stock and net borrowings of $3.2 million from the revolving credit facility. During the year ended December 31, 2009, we used $5.4 million in investing activities. Cash used in investing activities was primarily used for capitalized software development and other property and equipment. We had an overall net increase in cash of $6.8 million during the year ended December 31, 2009. The amount that we have invested in our expansion has provided additional network capacity and additional resources to help grow our inContact suite.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table discloses aggregate information about our material contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of December 31, 2009 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit note and notes payable (1)	$7,370	$85	$7,285	$—	$—
Capital lease payments	3,161	1,901	1,260	—	—
Operating leases	5,943	1,496	4,117	330	—
Purchase commitments (2)	2,300	1,175	1,125	—	—

Total contractual obligations	$18,774	$4,657	$13,787	$330	$—

(1)	Interest payments are excluded because the interest owed is primarily based on the balance of our revolving credit note, which will fluctuate based on payments and draws made by the Company.
(2)	Our purchase commitments are with national long distance telecommunication providers. We have one purchase commitment that provides for a monthly minimum of $50,000 per month through October 2010. We exceeded our monthly minimum with this carrier in 2009. We have a commitment with another carrier that requires an annual usage commitment of $675,000 through August 2012 that we feel we will meet based on our current usage patterns.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted “Accounting Standards Codification (ASC) Topic” 820-10, Fair Value Measurements and Disclosures, on January 1, 2008. This guidance defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Auction Rate Preferred Securities

Auction rate preferred securities (“ARPS”) were our only assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2009. We classified the investment in ARPS as a Level 3 investment as these securities have significant unobservable inputs. The fair value of the investment in ARPS as of December 31, 2009 was $125,000. We determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2009. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of when the security will be redeemed by the issuer. The securities were redeemed by the issuer in February 2010 for $125,000. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

Warrants

Effective January 1, 2009, we adopted newly promulgated accounting guidance related to whether a derivative instrument is indexed to an entity’s own stock (“new derivative accounting guidance”). The application of the new derivative accounting guidance can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire our stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the 385,000 warrants, expiring in May 2011, issued to ComVest Capital in conjunction with the Revolving Credit Note and Term Loan Agreement contained such provisions, and concluded they were not indexed to our own stock.

Accordingly, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $538,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the condensed consolidated balance sheet before initial adoption of the new derivative accounting guidance and the amounts recognized in the consolidated balance sheet upon the initial application of the new derivative accounting guidance. The amounts recognized in the consolidated balance sheet as a result of the initial application of the new derivative accounting guidance on January 1, 2009 were determined based on the amounts that would have been recognized if the new derivative accounting guidance had been applied from the issuance date of the warrants. We measured the estimated fair value of these warrants as of December 31, 2009, and recorded a $383,000 charge during the year ended December 31, 2009 to record the liabilities associated with these warrants at their estimated fair values totaling $496,000 as of that date. We estimated the fair values of these securities using a Black-Scholes valuation model.

Critical Accounting Estimates

Revenue Recognition: Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service that is provided for the customer as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features, such as skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with the contact handling technology; multimedia contact management (voice, fax, e-mail and chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and online training tools. Monthly recurring charges are generally billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation, long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers are not permitted to take possession of our hosted software. ASC 605-25 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not established objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $1.2 million of deferred revenue at December 31, 2009 and $1.3 million of deferred revenue at December 31, 2008. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

•

Traditional long distance services. Revenue is derived from traditional telecommunications services, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact application and allows us to provide the all-in-one inContact solution. Revenue for the transactional long distance usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, unbilled revenues are accrued for incurred usage to date.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable is composed of billed amounts as well as unbilled amounts for which revenue has been earned and recognized. The allowance for doubtful accounts, an estimate of the amount of accounts receivable outstanding of which management believes may be uncollectible, is determined each month principally based on the aging of receivables. Management reviews the current trends and aged receivables periodically and adjusts the estimated bad debt expense to accrue for doubtful accounts as needed. An account is written off by management when deemed uncollectible, although collection efforts may continue.

Long-Lived Assets: We estimate the useful lives of long-lived assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. Depreciation and amortization expense is generally computed using the straight-line method over the estimated useful lives. Long-lived assets consist of property and equipment (computer equipment, software, furniture and equipment). We evaluate the carrying value of long-lived assets when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values.

Intangible Assets: We estimate the useful lives of intangibles, (which include acquired customer lists, patents and acquired technology), in order to determine the amount of amortization expense to be recorded during any reporting period. We use an accelerated method to amortize customer lists acquired after 2004. Other intangibles are amortized using the straight-line method. We test intangible assets for impairment annually or when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection.

Goodwill: We evaluate goodwill for impairment, at a minimum, on an annual basis on September 30 of each year and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The fair values are estimated using a market-based valuation approach utilizing a multiple of revenues. Determining fair value requires the exercise of significant judgments, including judgments about relevant revenue multiples of comparable companies. We have two reporting units (identified as our segments, Telecom and Software). All of the goodwill of $3.6 million relates to the Software reporting unit. Therefore, only the carry value of the Software reporting unit was evaluated. If the carrying value of the Software reporting unit exceeds its fair value, goodwill is considered impaired in the amount that that the goodwill balances exceed the calculated fair value. At September 30, 2009, the fair value of the Software reporting unit exceeded its carrying value by approximately eight times so no impairment charge was recorded during the year ended December 31, 2009. There were no events or circumstances from the date of our assessment through December 31, 2009 that would impact this assessment.

Income Taxes: All income tax amounts reflect the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the expected future income tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. A valuation allowance is provided to offset deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. To date, a valuation allowance has been recorded to eliminate the deferred income tax assets. Significant judgment is required in making this assessment, and it is difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

The amounts relating to taxes also consider the ultimate resolution of revenue agent reviews based on estimates and assumptions. We believe we have adequately accounted for our uncertain tax positions; however, tax audits, changes in tax laws and other unforeseen matters may result in us owing additional taxes. Management believes that our tax positions comply with applicable tax law and that we have adequately provided for these matters. However, to the extent the final tax outcome of these matters is different than our recorded amounts, we may be required to adjust our tax amounts resulting in additional income tax expense or benefit in future periods.

Off -balance Sheet Arrangements: We have no off-balance sheet arrangements. However, we have purchase commitments with two national long distance telecommunication providers and our operating leases (Note 14).

Stock-based Compensation: We account for stock-based compensation in accordance with ASC 718-10, Compensation—Stock Compensation. ASC 718-10 requires measurement of compensation cost for equity-based awards (i.e., stock options, warrants and restricted stock units) at fair value on date of grant and recognition of the fair value of compensation for awards expected to vest over the requisite service period.

We utilize the graded-vesting method, rather than a straight-line method, for recognizing compensation expense as management believes this graded-vesting method more closely matches the expense to associated services. Under this method, nearly 60% of the compensation cost is expensed in the first year of a typical three-year vesting term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from these estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (Note 11).

Recent Accounting Pronouncements

See Note 1 of our notes to consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are invested with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.

Interest rates on some of our outstanding leases and revolving credit facility are variable so market fluctuations in interest rate may increase our interest expense.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The consolidated financial statements of inContact appear at the end of this report beginning with the index to financial statements on page F-1 (See Item 15), and are incorporated herein.

Supplementary Financial Information—(Unaudited)

Selected quarterly financial data for the years ended December 31, 2009 and 2008 are as follows (in thousands, except per share data):

	Quarter
2009	1st	2nd	3rd	4th
Revenues	$21,003	$21,427	$20,947	$20,806
Gross Profit	8,196	8,298	8,693	8,981
Net income (loss)	(1,703)	(998)	(553)	332
Basic net income (loss) per share	$(0.05)	$(0.03)	$(0.02)	$0.01
Diluted net income (loss) per share	$(0.05)	$(0.03)	$(0.02)	$0.01

	Quarter
2008	1st	2nd	3rd	4th
Revenues	$19,881	$19,285	$19,803	$20,656
Gross Profit	6,765	6,205	6,976	7,015
Net loss	(2,730)	(3,150)	(2,039)	(2,385)
Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.07)	$(0.08)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this report, inContacts management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, inContact’s disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is presented at the end of this report before the consolidated financial statements and after the Index to Financial Statements on page F-1 (see Item 15).

Report of Independent Registered Public Accounting Firm

The report called for by Item 308(b) of Regulation S-K is presented at the end of this report before the consolidated financial statements and after the Index to Financial Statements on page F-1 (see Item 15).

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, our code of ethics and background of the directors appearing under the captions “Election of Directors” “Section 16(a) Filing Compliance,” “The Board and its Committees,” and “Corporate Governance Guidelines and Code of Ethics” in inContact’s Proxy Statement for the 2010 annual meeting of Shareholders is hereby incorporated by reference. The following information on our executive officers is presented below pursuant to General Instructions G(3) of Form 10-K.

Executive Officers of inContact

The executive officers of inContact are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors’ meetings, as appropriate. We have employed each of the executive officers in the position or positions indicated in the list and pertinent notes below.

At March 9, 2010, the following were executive officers of inContact:

Name	Age	Position	Since
Paul Jarman (1)	40	Director and Chief Executive Officer	1997
Gregory S. Ayers (2)	48	Executive Vice President and Chief Financial Officer	2009
Scott Welch (3)	45	Executive Vice President and Chief Operating Officer	2004
Frank Maylett (4)	47	Executive Vice President of Sales	2008

(1)	Paul Jarman has served as an officer of inContact during the past seven years. He has served as President since December 2002 and as Chief Executive Officer since January 2005. Prior to December 2002, he served as an Executive Vice President. Mr. Jarman is one of the original founders of inContact.
(2)	Gregory S. Ayers was elected and has served as an Executive Vice President and Chief Financial Officer of inContact since March 2009. Mr. Ayers was a self-employed financial consultant for a year prior to March 2009. Mr. Ayers served as Chief Financial Officer for two years at ZARS Pharma.
(3)	Scott Welch was elected Executive Vice President and Chief Operating Officer of inContact in September 2004, and began his association with inContact in September 2003 as Chief Information Officer. Before joining inContact, Mr. Welch served as Vice President of Information Technology at Access Long Distance.
(4)	Frank Maylett was elected Executive Vice President of Sales of inContact in May 2008. Prior to joining inContact, Mr. Maylett spent two years at Brocade as the global sales manager.

ITEM 11.	Executive Compensation

Information appearing under the captions “Board Compensation” and “Executive Compensation” in the 2010 Proxy Statement (other than the “Compensation Committee Report”) is hereby incorporated by reference.

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

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and “Executive Compensation” and information regarding director independence appearing under the caption “The Board and its Committees” in the 2010 Proxy Statement is hereby incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

Information appearing under the captions “Accountant Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2010 Proxy Statement is hereby incorporated by reference.

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
2.1

Agreement and Plan of Acquisition for BenchmarkPortal, Inc. dated January 12, 2007(1)

Including all exhibits except for:

Exhibit A—Articles of Merger;

Exhibit E—Unaudited Financial Statements of BenchmarkPortal, Inc.

The Disclosure Schedule of BenchmarkPortal, Inc.

2.2	Articles of Merger for BenchmarkPortal, Inc., dated February 9, 2007(1)

3.1	Certificate of Incorporation, as amended(2)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004(3)

3.3	Amendment to the Certificate of Incorporation dated October 14, 2008(4)

3.4	ByLaws(5)

10.1	Long-Term Stock Incentive Plan(5)

10.2	2005 Employee Stock Purchase Plan(3)

10.3	Form of Stock Option Agreement used prior to June 1999(6)

10.4	Form of Stock Option Agreement used after June 1999(6)

10.5	License and Transfer Agreement dated October 1, 2003 between Ion Group L.C. And MyACD, Inc.(3)

10.6	Form of Securities Purchase Agreement dated November 14, 2005(7)

10.7	Form of Registration Rights Agreement dated November 14, 2005(7)
10.8	Form of Warrant dated November 14, 2005(7)

Exhibit No.	Title of Document

10.9	Form of Securities Purchase Agreement dated December 22, 2005(8)

10.10	Form of Registration Rights Agreement dated December 22, 2005(8)

10.11	Form of Warrant dated December 22, 2005(8)

10.12	Revolving Credit and Term Loan Agreement between inContact and ComVest dated May 5, 2006(9)

10.13	Form of Revolving Credit Note – inContact/ComVest(9)

10.14	Form of Convertible Term Loan – inContact/ComVest(9)

10.15	Form of Collateral Agreement – inContact/ComVest(9)

10.16	Form of Guaranty Agreement – inContact/ComVest(9)

10.17	Form of Warrant – inContact/ ComVest(9)

10.18	Form of Registration Rights Agreement – inContact/ComVest(9)

10.19	Form of Securities Purchase Agreement for May 2006 Offering(10)

10.20	Form of Registration Rights Agreement for May 2006 Offering(10)

10.21

Purchase Option Agreement between inContact, ScheduleQ and ScheduleQ Members dated October 19, 2006(11)

Excluding:

Exhibit A—Earnout Terms

Exhibit B—Form of Promissory Note

Exhibit C—Form of Employment Agreement with Andrew Judkins

Exhibit D—Form of Service Agreement with Joey Skinner

Exhibit E—Terms of David Southern Service Agreement

10.22	Amendment No. 1 dated January 26, 2007, to the Revolving Credit and Term Loan Agreement with ComVest Capital dated as of May 5, 2006, and the related Term Note(12)

10.23	Form of Warrant covering 55,000 shares issued to ComVest Capital on February 9, 2007(12)

10.24	Form of Stock Option Agreement for awards granted under the Annual Executive Stock Option Plan(13)

10.25	Form of Placement Agency Agreement dated September 11, 2007(14)

10.26	Form of Subscription Agreement dated September 11, 2007(14)

10.27	Lease Agreement for Office Space at 7730 So Union Park Avenue, Midvale, Utah 84047(15)

10.28	Form of Notice of Restricted Stock Unit Grant to Non-Employee Directors(16)

10.29	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors(16)

10.30	Master Lease Agreement No. MCC1058 dated April 1, 2008(17)

10.31	2008 Equity Incentive Plan(18)

10.32	Revolving Credit Loan Agreement between inContact and Zions dated July 16, 2009(20)

10.33	Form of Securities Purchase Agreement dated December 21, 2009(21)

10.34	Form of Registration Rights Agreement dated December 21, 2009(21)
14.1	Code of Ethics(19)

21.1	List of Subsidiaries(15)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on February 13, 2007, and are incorporated herein by this reference.
(2)	This document was filed as an exhibits to the annual report on Form 10-KSB for 2003 filed by inContact with the Securities and Exchange Commission on March 30, 2004, and is incorporated herein by this reference.
(3)	These documents were filed as exhibits to the annual report on Form 10-K for 2004 filed by inContact with the Securities and Exchange Commission on March 30, 2005, and are incorporated herein by this reference.
(4)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on November 10, 2008, and is incorporated herein by this reference.
(5)	These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by inContact with the Securities and Exchange Commission on August 3, 1999, and are incorporated herein by this reference.
(6)	These documents were filed as exhibits to the Registration Statement on Form SB-2, File No. 108655, initially filed by inContact with the Securities and Exchange Commission on September 9, 2003, and are incorporated herein by this reference.
(7)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on November 15, 2005, and are incorporated herein by this reference.
(8)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on December 23, 2005, and are incorporated herein by this reference.
(9)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on May 5, 2006, and are incorporated herein by this reference. Each of the form documents were signed and exchanged by inContact and ComVest Capital on May 23, 2006.
(10)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on May 24, 2006, and are incorporated herein by this reference. inContact entered into the Securities Purchase Agreement and Registration Rights Agreement pertaining to the purchase of 1,086,957 shares with CCM Master Qualified Fund, Ltd. on May 19, 2006, and with Crestview Capital Master, LLC pertaining to the purchase of 869,570 shares on May 22, 2006.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on October 24, 2006, and is incorporated herein by this reference.
(12)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on January 31, 2007, and are incorporated herein by this reference.
(13)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on March 13, 2007, and is incorporated herein by this reference.
(14)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on September 11, 2007, and are incorporated herein by this reference.
(15)	This document was filed as an exhibit to the annual report on Form 10-K for 2007 filed by inContact with the Securities and Exchange Commission on April 1, 2008, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on November 10, 2008, and are incorporated herein by this reference.
(17)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on April 11, 2008, and is incorporated herein by this reference.
(18)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 6, 2008, and is incorporated herein by this reference.
(19)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 12, 2007, and is incorporated herein by this reference.
(20)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on July 21, 2009, and is incorporated herein by this reference.
(21)	These documents were filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on December 21, 2009, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCONTACT, INC.

Date: March 12, 2010	By:	/S/ PAUL JARMAN
Paul Jarman Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2010	By:	/S/ GREGORY AYERS
Greg Ayers Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2010	By:	/S/ THEODORE STERN, DIRECTOR
Theodore Stern, Director

Date: March 12, 2010	By:	/S/ STEVE M. BARNETT, DIRECTOR
Steve M. Barnett, Director

Date: March 12, 2010	By:	/S/ PAUL JARMAN, DIRECTOR
Paul Jarman, Director

Date: March 12, 2010	By:	/S/ BLAKE O. FISHER, DIRECTOR
Blake O. Fisher, Director

Date: March 12, 2010	By:	/S/ PAUL F. KOEPPE, DIRECTOR
Paul F. Koeppe, Director

Date: March 12, 2010	By:	/S/ MARK J. EMKJER, DIRECTOR
Mark J. Emkjer, Director

INCONTACT, INC.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of their assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

We have audited the internal control over financial reporting of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule. .

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

We have audited the accompanying consolidated balance sheets of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of inContact, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2008 the Company adopted the provisions of Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 12, 2010

INCONTACT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,852	$4,096
Restricted cash	80	—
Auction rate preferred securities	125	50
Accounts and other receivables, net of allowance for uncollectible accounts of $1,371 and $1,871 respectively	9,165	8,176
Other current assets	1,584	1,065

Total current assets	21,806	13,387
Restricted cash	166	—
Property and equipment, net	10,378	8,369
Intangible assets, net	2,501	3,484
Goodwill	3,577	2,858
Auction rate preferred securities	—	175
Other assets	501	474

Total assets	$38,929	$28,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,844	$1,246
Trade accounts payable	6,120	7,039
Accrued liabilities	2,773	2,291
Accrued commissions	1,136	1,158
Current portion of deferred revenue	1,085	939

Total current liabilities	12,958	12,673
Long-term debt and capital lease obligations	8,476	5,756
Deferred rent	369	432
Deferred revenue	134	395
Warrant liability	496	—

Total liabilities	22,433	19,256

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,776,823 and 31,065,228 shares issued and outstanding as of December 31, 2009 and 2008, respectively	3	3
Additional paid-in capital	81,212	71,873
Accumulated deficit	(64,719)	(62,335)
Accumulated other comprehensive loss	—	(50)

Total stockholders’ equity	16,496	9,491

Total liabilities and stockholders’ equity	$38,929	$28,747

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
Revenue:
Software	$29,103	$19,972	$13,474
Telecom	55,080	59,653	66,008

Total revenue	84,183	79,625	79,482

Costs of Revenue:
Software	9,681	9,187	7,434
Telecom	40,334	43,477	46,268

Total costs of revenue	50,015	52,664	53,702

Gross Profit	34,168	26,961	25,780

Operating expenses:
Selling and marketing	17,355	17,618	16,889
Research and development	4,845	4,324	2,819
General and administrative	13,737	14,808	12,898

Total operating expenses	35,937	36,750	32,606

Loss from operations	(1,769)	(9,789)	(6,826)
Other income (expense):
Interest income	4	45	55
Interest expense	(666)	(524)	(761)
Change in fair value of warrants	(383)	—	—
Other income (expense)	(46)	—	—

Total other expense	(1,091)	(479)	(706)

Loss before income taxes	(2,860)	(10,268)	(7,532)
Income tax expense	(62)	(36)	(5)

Net loss	$(2,922)	$(10,304)	$(7,537)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.33)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	31,335	31,049	28,603

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2007	25,385	$3	$51,339	$(44,494)	$—	$6,848
Common stock issued for options exercised	392	—	921	—	—	921
Stock-based compensation	—	—	1,408	—	—	1,408
Shelf registration, net of issuance costs	2,430	—	7,867	—	—	7,867
Warrant issued for consulting agreement	—	—	68	—	—	68
Warrant issued to lender to approve the BenchmarkPortal, Inc. acquisition	—	—	84	—	—	84
Warrant issued with investor relations agreement	—	—	159	—	—	159
Shares issued due to cashless warrant exercise	37	—	—	—	—	—
Issuance of common shares in conjunction with BenchmarkPortal, Inc. acquisition	1,536	—	4,500	—	—	4,500
Issuance of common shares in conjunction with ScheduleQ, LLC acquisition	109	—	330	—	—	330
Conversion of convertible term note	1,127	—	3,380	—	—	3,380
Expiration of warrants	—	—	—	—	—	—
Net loss and total comprehensive loss	—	—	—	(7,537)	—	(7,537)

Balance at December 31, 2007	31,016	$3	$70,056	$(52,031)	$—	$18,028
Common stock issued for options exercised	49	—	105	—	—	105
Stock-based compensation	—	—	1,576	—	—	1,576
Issuance of restricted stock units	—	—	99	—	—	99
Warrant issued with consulting agreement	—	—	4	—	—	4
Warrant issued with mutual release agreement	—	—	33	—	—	33
Comprehensive loss:
Net loss	—	—	—	(10,304)	—
Unrealized loss on available for sale securities	—	—	—	—	(50)
Total comprehensive loss						(10,354)

Balance at December 31, 2008	31,065	$3	$71,873	$(62,335)	$(50)	$9,491
Cumulative effect of change in accounting principle	—	—	(651)	538	—	(113)
Common stock issued for options and warrants exercised	215	—	484	—	—	484
Stock-based compensation	—	—	1,425	—	—	1,425
Issuance of restricted stock for services	68	—	175	—	—	175
Issuance of common stock, net of issuance costs	3,429	—	7,885	—	—	7,885
Vesting of warrant issued for services	—	—	21	—	—	21
Comprehensive loss:
Net loss	—	—	—	(2,922)	—
Unrealized gain on available for sale securities	—	—	—	—	50
Total comprehensive loss						(2,872)

Balance at December 31, 2009	34,777	$3	$81,212	$(64,719)	$—	$16,496

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(2,922)	$(10,304)	$(7,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,850	2,163	1,787
Amortization of software development costs	1,102	500	426
Amortization of intangible assets	983	3,382	4,000
Amortization of note financing costs	91	108	166
Stock-based compensation	1,425	1,675	1,408
Warrants and stock issued for services	196	37	227
Change in fair value of warrants	383	—	—
Loss on disposal of property and equipment	66	25	42
Changes in operating assets and liabilities:
Accounts and other receivables, net	(989)	1,811	(405)
Other current assets	(461)	(88)	(311)
Other non-current assets	(26)	(158)	150
Trade accounts payable	(821)	(777)	(977)
Accrued liabilities	482	171	96
Accrued commissions	(22)	(312)	21
Deferred rent	(63)	432	—
Deferred revenue	(115)	824	101

Net cash provided by (used in) operating activities	2,159	(511)	(806)

Cash flows from investing activities:
Gross (increase)/decrease in restricted cash	(246)	—	10
Acquisition costs associated with ScheduleQ, LLC	—	—	(35)
Acquisition of BenchmarkPortal, Inc.	—	—	(500)
Acquisition costs associated with BenchmarkPortal, Inc.	—	—	(224)
Contingent purchase price payments	(719)	(703)	(533)
Purchase of auction rate preferred securities	—	—	(2,000)
Proceeds from sale of auction rate preferred securities	150	1,725	—
Purchases of intangible assets	—	(52)	—
Capitalized software development costs	(3,622)	(1,827)	(1,128)
Purchases of property and equipment	(1,024)	(483)	(1,278)

Net cash used in investing activities	(5,461)	(1,340)	(5,688)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,399	—	8,502
Offering costs payments	(514)	—	(635)
Proceeds from exercise of options and warrants	484	105	921
Payments of long-term debt assumed in acquisition of ScheduleQ, LLC	—	—	(256)
Principal payments on long-term debt and capital leases	(1,440)	(968)	(504)
Debt financing fees	(91)	—	—
Borrowings under the revolving credit notes	12,420	6,500	505
Payments under the revolving credit notes	(9,200)	(2,450)	(3,838)

Net cash provided by financing activities	10,058	3,187	4,695

Net increase (decrease) in cash and cash equivalents	6,756	1,336	(1,799)
Cash and cash equivalents at the beginning of the year	4,096	2,760	4,559

Cash and cash equivalents at the end of the year	$10,852	$4,096	$2,760

(continued)

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year ended December 31,
	2009	2008	2007
Supplemental cash flow information:
Cash paid for interest	$610	$514	$518
Cash paid for taxes	$50	$12	$11
Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on change in fair value of auction rate securities	$50	$(50)	$—
Property and equipment included in trade accounts payable	5	103	134
Property and equipment and other assets financed with capital leases	1,479	2,310	1,024
Issuance of common stock related to acquisition of BenchmarkPortal, Inc.	—	—	4,500
Issuance of long-term debt related to the acquisition of BenchmarkPortal, Inc.	—	—	100
Conversion of convertible term note	—	—	3,380
Issuance of common stock related to the ScheduleQ, LLC acquisition	—	—	330
Issuance of long-term debt related to the acquisition of ScheduleQ, LLC	—	—	302
Assumption of long-term debt issued in the acquisition of ScheduleQ, LLC	—	—	256
Expiration of warrants	—	—	72
Cashless warrant exercise	—	—	89
Contingent purchase price payments to BenchmarkPortal stockholders included in accounts payable	—	—	56
Fee charged by lender for approval of BenchmarkPortal acquisition applied to revolving credit facility	—	—	40
Fee charged by lender for modification of certain debt covenants applied to revolving credit facility	—	—	35
Issuance of warrants for acquisition approval	—	—	84
Issuance of warrants for consulting agreement	—	4	68
Issuance of warrants for mutual release agreement	—	33	—
Issuance of warrants for investor relations agreement	—	—	159

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

We provide cloud computing call center applications through our inContact® suite, an advanced contact handling and performance management software application. “Cloud computing” is a term used in the industry to refer to computing, data storage and delivery of technology services through the Internet, which includes software-as-a-service (“SaaS’). Our services provide a variety of connectivity options for carrying inbound calls to our inContact suite or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of telecommunications services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the telecommunications services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of inContact and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Reclassifications

Beginning in the second quarter of 2009, we added the captions “Software revenue”, “Telecom revenue”, “Software costs of revenue”, “Telecom costs of revenue” and “Gross profit” to our condensed consolidated statements of operations, which previously included single line items for revenue and costs of revenue (excluding depreciation and amortization) and did not include a gross profit subtotal. Also beginning in the second quarter of 2009, we changed our allocation of certain operating costs and expenses within our condensed consolidated statements of operations. Depreciation and amortization expense related to revenue generating assets is included in the captions “Software costs of revenue” and “Telecom costs of revenue.” Depreciation and amortization expense not associated with revenue generating assets is allocated to our other operating expense categories. Depreciation and amortization expense was previously reported separately in the caption “Depreciation and amortization.” In addition, professional service costs and costs associated with providing customer service are included in the caption “Software costs of revenue” and “Telecom costs of revenue” and overhead expenses are included in costs of revenue and each operating expense category. These costs were previously included in “General and administrative expenses.” We believe this change in presentation provides increased transparency and improved comparability of our costs of revenue and operating expenses and that gross profit is a useful, widely accepted measure of profitability and operating performance. These reclassifications had no effect on reported consolidated loss from operations, net loss or per share amounts. Amounts presented for the years ended December 31, 2008 and 2007 have been reclassified to conform to the current presentation. Accordingly, the column headings for 2008 and 2007 are denoted “as adjusted.”

Warrants and options outstanding in the consolidated balance sheet as of December 31, 2008 and the consolidated statements of stockholders’ equity for the years ended December 31, 2008 and 2007 were combined

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with additional paid-in capital. Warrants and options outstanding had been used to record charges related to unvested warrants.

In the consolidated statements of cash flows, prior years’ depreciation and amortization have been reclassified into three separate line items, and capitalized software development costs, previously included with purchases of property and equipment, have been presented in a separate line item to conform to the current presentation.

Cash Flow Presentation Corrections

Borrowings and payments under the revolving credit notes and proceeds from the issuance of common stock, net of offering costs were previously reported net as a single line item within the statements of cash flows, rather than as separate line items as required by ASC 230, Statement of Cash Flow. The presentation in 2008 and 2007 has been corrected in the accompanying financial statements to present borrowings and payments under the revolving credit note and proceeds from issuance of common stock on a gross basis, rather than a net basis, to conform with this requirement. The change in presentation had no effect on net cash provided by financing activities and does not affect the Company’s consolidated balance sheets or statements of operations. Accordingly, the Company’s historical net loss, loss per share, total assets and cash and cash equivalents remain unchanged.

Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include unbilled revenue, the allowance for doubtful accounts, attrition rates used to determine the amortization rate and estimated useful lives of customer lists acquired and fair value calculations of the warrant liability and stock-based compensation.

Cash and Cash Equivalents

Cash and cash equivalents include money market funds, overnight deposits and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash consists of a letter of credit (Note 7) and cash held on deposit for credit card processing.

Auction Rate Preferred Securities(“ARPS”)

Investments in ARPS totaled $125,000 at December 31, 2009. In February 2010, these securities were redeemed by the issuer at par for $125,000; thus, the securities are included as a current asset on the Consolidated Balance Sheet at December 31, 2009. ARPS are similar in nature to auction rate securities in that they are long-term bonds or preferred stocks that are intended to act like short-term debt. Interest rates for these investments reset in Dutch auctions held daily, weekly or monthly which historically provided liquidity for these

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments as determined by the purchaser. Our ARPS are classified as available-for-sale securities and reflected at fair value.

We adopted the provisions of Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, effective January 1, 2008. We utilized unobservable (Level 3) inputs in determining the fair value of our ARPS, which totaled $125,000 and $225,000 at December 31, 2009 and 2008, respectively. Prior to 2008, due to the auction process which took place every seven to 30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under ASC 820. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2009 and 2008. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and recorded a temporary unrealized decline in fair value of $50,000 for the year ended December 31, 2008, with an offsetting entry to accumulated other comprehensive loss. During 2009, $150,000 of the $275,000 securities at December 31, 2008 were redeemed and the remaining $125,000 were redeemed in February 2010. Therefore, the remaining securities fair value was determined to approximate par and we recorded an unrealized gain of $50,000 for the year ended December 31, 2009, with an offsetting entry to accumulated other comprehensive income.

Accounts and Other Receivables and Allowance for Uncollectible Accounts

Accounts and other receivables are composed of billed amounts as well as unbilled amounts for which revenue has been earned and recognized, net of an allowance for uncollectible amounts. Finance charges are assessed to accounts once the amount owed is past due based on their specific terms. The allowance for uncollectible accounts is estimated by management and is based on specific information about customer accounts, past loss experience and general economic conditions. An account is written off by management when deemed uncollectible, although collections efforts may continue.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Category	Estimated Useful Lives
Computer equipment	3 to 5 years
Computer software	3 years
Internal-use software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of 7 years or remainder of lease term

The Company leases office space under an operating lease agreement with an original lease period of 66 months. The lease agreement contains rent holidays and rent escalation provisions. The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as deferred rent.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the carrying value of property and equipment, whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Measurement of the amount of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. We did not record any impairment charges in relation to long-lived property and equipment during the years ended December 31, 2009, 2008 or 2007.

Capitalized Software Costs

We capitalize certain costs incurred for the development of internal use software, which are included as capitalized software in property and equipment in the consolidated balance sheet. These costs include the costs associated with coding, software configuration, upgrades, and enhancements. These costs, net of accumulated amortization, totaled $5.3 million and $2.8 million as of December 31, 2009 and 2008, respectively. Amortization of capitalized software costs was $1,102,000 in 2009, $500,000 in 2008 and $426,000 in 2007.

Intangible Assets

Intangible assets consist of customer lists, patents, technology, trademarks, domain names and non-compete agreements. We estimate the useful lives of our acquired customer lists based on estimated attrition rates. Customer lists are generally amortized using an accelerated method over 24 to 120 months. Patents, technology and non-compete agreements are amortized on a straight-line basis over their estimated useful lives, which range from 24 to 96 months. Trademarks have indefinite lives, with the exception of one trademark that has a useful life of 15 years.

We review our finite-lived intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of an intangible asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future net cash flows. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of our long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset, and from cash flows generated from customer lists. We did not record any impairment charges in relation to long-lived intangible assets during the years ended December 31, 2009, 2008 or 2007.

Goodwill and Indefinite-lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment as of the end of the third quarter, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit by using a market-based valuation approach utilizing a multiple of revenues. Determining fair value requires the exercise of significant judgments, including judgments about relevant revenue multiples of comparable companies. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Upon completion of the impairment test as of September 30, 2009, no indication of goodwill impairment existed. There were no events or circumstances from the date of assessment through December 31, 2009 that would impact this assessment.

Off -Balance Sheet Arrangements

We have no off-balance sheet arrangements. However, we have purchase commitments with two national long distance telecommunication providers and our operating leases (Note 14).

Revenue Recognition

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service that is provided for the customer as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features, such as skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with the contact handling technology; multimedia contact management (voice, fax, e-mail and chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and online training tools. Monthly recurring charges are generally billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers are not permitted to take possession of our hosted software. ASC 605-25 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not established objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $1.2 million of deferred revenue at December 31, 2009 and $1.3 million of deferred revenue at December 31, 2008. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

•

Traditional long distance services. Revenue is derived from traditional telecommunications services, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact application and allows us to provide the all-in-one inContact solution. Revenue for the transactional long distance usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are accrued for incurred usage to date.

Advertising Costs

We advertise our services through the web, partners and trade journals. Costs associated with these advertising efforts are expensed as incurred in selling and marketing expenses, and were approximately $46,000 in 2009, $250,000 in 2008, and $381,000 in 2007.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718-10, Compensation—Stock Compensation. ASC 718-10 requires measurement of compensation cost for equity-based awards (i.e., stock options, warrants and restricted stock units) at fair value on date of grant and recognition of the fair value of compensation for awards expected to vest over the requisite service period.

We utilize the graded-vesting method, rather than the straight-line method, for recognizing compensation expense as management believes the graded-vesting method more closely matches the expense to associated services. Under this method, nearly 60% of the compensation cost is expensed in the first year of a typical three-year vesting term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results may differ substantially from these estimates (Note 11).

Operating Leases

We lease office space under an operating lease agreement. The lease agreement contains rent holidays and rent escalation provisions. We record the total rent payable during the lease term on a straight-line basis over the term of the lease and record the difference between the rent paid and the straight-line rent as deferred rent.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, we recognize a liability or asset for the income tax consequences of all net operating loss and tax credit carryforwards and temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. At December 31, 2009 and 2008, we have a full valuation allowance against our deferred tax assets. Significant judgment is required in making this assessment, and it is difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Comprehensive Loss

Comprehensive loss is reported in the consolidated statement of shareholders’ equity as a component of retained earnings and consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net loss. The only other item aside from net loss included in comprehensive loss is the unrealized gain on ARPS.

Net Loss Per Common Share

Basic net loss per common share (“Basic LPS”) excludes dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted LPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. All stock options are excluded from the Diluted LPS computation, because they are antidilutive. Therefore, Diluted LPS equals Basic LPS for all years presented in our consolidated statements of operations.

Fair Value Measurements

Effective January 1, 2008, we adopted the Fair Value Measurements and Disclosures provisions of ASC 820, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs (Note 8).

Liquidity

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2011. At December 31, 2009, we had $10.9 million of cash and cash equivalents. In addition to our $10.9 million of cash and cash equivalents, we have access to additional available borrowings under our revolving credit facility, subject to meeting our covenant requirements. The available borrowings under the revolving credit facility at December 31, 2009 are $900,000 resulting in total cash and additional availability under the revolving credit note of $11.8 million at December 31, 2009. The balance of our

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revolving credit note at December 31, 2009 was $7.3 million. In January 2010, we paid $7.0 million of the $7.3 million balance. The revolving credit note is secured by substantially all our assets.

In February 2010, we entered into an equipment leasing facility with Zions. Under the terms of the leasing facility, Zions has agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%.

We believe that existing cash and cash equivalents, cash from operations, and available borrowings under our revolving credit note and equipment leasing facility will be sufficient to meet our cash requirements during the next twelve months and beyond.

Recent Accounting Pronouncements

In April 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in Note 8.

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes between events requiring recognition in the financial statements from those that may require disclosure in the financial statements. This guidance is effective for interim and annual periods after June 15, 2009. We adopted this guidance for the quarter ended June 30, 2009.

In June 2009, the FASB issued an update of ASC 105, Generally Accepted Accounting Principles, changing the accounting for securitizations and special-purpose entities. ASC 105 enhances disclosure requirements related to the transfers of financial assets, including securitization transactions, and the continuing risk exposures related to transferred financial assets. The concept of a “qualifying special-purpose entity” is eliminated and the requirements for derecognizing financial assets have been modified. ASC 105 modifies the criteria which determine whether an entity should be consolidated. ASC 105 enhances the disclosure requirements related to an entity’s involvement with variable interest entities and any changes to the related risk exposure. ASC 105 will be effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this new guidance will have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued an update of ASC 105, which establishes the FASB Accounting Standards Codification™, or Codification, which supersedes all existing accounting standard documents and has become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification is considered non-authoritative. We have conformed the references in the notes to our financial statements to the new Codification.

In September 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB EITF (formerly EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU 2009-13, which supersedes ASC 605-25, applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Specifically, ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. Although ASU 2009-13 retains the criteria from ASC 605-25 when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We are evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements.

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

In addition to the amounts paid at closing of the BenchmarkPortal acquisition, we agreed to pay contingent purchase price payments to BenchmarkPortal stockholders in the following amounts:

•

$2.0 million of additional contingent purchase price cash payments to BenchmarkPortal stockholders in 36 equal monthly installments of $55,556, subject to adjustment if monthly recurring revenue during the payout period from customers’ accounts acquired in the transaction does not remain at certain levels which are adjusted for estimated attrition; and

•

Up to an additional $7.0 million maximum contingent quarterly earnout to BenchmarkPortal stockholders paid on a variable percentage of recurring revenue from the sale of Echo services in excess of $900,000 per quarter during the four-year period after the acquisition.

BenchmarkPortal stockholders earned total contingent purchase price payments of $682,000 in 2009, $678,000 in 2008 and $571,000 in 2007, which have been recorded as additional goodwill.

In addition to the amounts paid at closing of the ScheduleQ acquisition, we agreed to pay contingent purchase price payments to ScheduleQ stockholders over a term of 48 months based on the number of licenses sold by us, with a minimum aggregate earnout payment of $101,000 and a maximum of $982,000.

Former ScheduleQ stockholders earned total contingent purchase price payments of $37,000 in 2009, $25,000 in 2008 and $18,000 in 2007, which have been recorded as additional goodwill.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.	ACCOUNTS AND OTHER RECEIVABLES

The accounts and other receivables balances consisted of the following (in thousands):

	December 31,
	2009	2008
Billed	$3,931	$3,496
Earned but unbilled	6,586	6,539
Other	19	12

	10,536	10,047
Less: allowance for uncollectible accounts	(1,371)	(1,871)

Total	$9,165	$8,176

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Computer and office equipment	$10,809	$8,908
Computer software	3,972	3,912
Internally developed software	7,741	4,151
Furniture and fixtures	1,114	984

	23,636	17,955
Less: accumulated depreciation and amortization	(13,258)	(9,586)

Total	$10,378	$8,369

Total depreciation and amortization expense of property and equipment was approximately $4.0 million in 2009, $2.7 million in 2008 and $2.2 million in 2007.

Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31, 2009	December 31, 2008
Gross	$6,626	$5,269
Less: accumulated depreciation and amortization	(3,575)	(1,984)

Total	$3,051	$3,285

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 consisted of the following (in thousands):

Balance as of January 1, 2008	$2,155
Goodwill adjustment	703

Balance as of December 31, 2008	$2,858
Goodwill adjustment	719

Balance as of December 31, 2009	$3,577

The goodwill adjustment of $703,000 in 2008 and $719,000 in 2009 was a result of contingent purchase price payments related to the BenchmarkPortal and ScheduleQ acquisitions discussed in Note 2.

Intangible assets consisted of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,087	$408	$16,495	$15,647	$848
Technology and patents	10,231	9,158	1,073	10,231	8,755	1,476
Tradenames and trademarks	1,194	233	961	1,194	152	1,042
Non-compete agreement	333	328	5	333	269	64
Domain name	54	—	54	54	—	54

Total	$28,307	$25,806	$2,501	$28,307	$24,823	$3,484

We recorded amortization expense for intangible assets of approximately $1.0 million in 2009, $3.4 million in 2008 and $4.0 million in 2007.

Based on the recorded intangibles at December 31, 2009, estimated amortization expense is expected to be $563,000 in 2010, $545,000 in 2011, $238,000 in 2012, $210,000 in 2013, $210,000 in 2014 and $681,000 thereafter.

NOTE 6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Accrued payphone and carrier charges	$261	$301
Accrued payroll and other compensation	1,879	1,554
Current portion of operating lease obligations	40	45
Accrued professional fees	231	238
Current portion of deferred rent	76	40
Other	286	113

Total	$2,773	$2,291

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Revolving credit note with Zions First National Bank, with maximum availability of $8.5 million, bearing interest at the 90 day LIBOR plus 4.5% (4.75% at December 31, 2009), requirement to repay outstanding principal balance in July 2011	$7,270	$—
Revolving credit note with ComVest Capital, LLC, with maximum availability of $7.5 million, bearing interest at a fixed 9.0 percent per annum	—	4,050
Promissory notes payable to former ScheduleQ, LLC shareholders, interest imputed at 9.0 percent per annum, payable monthly, secured by the software code acquired and any improvements thereto. Principal payments due monthly, final principal payment due February 15, 2011	100	177
Capital leases	3,006	2,890

Total debt	10,376	7,117
Debt discount related to revolving credit note	(56)	(115)

Net total debt	$10,320	$7,002

Current portion of long-term debt	$85	$77
Current portion of capital lease obligations	1,802	1,252
Current portion of debt discount	(43)	(83)

Total current portion	$1,844	$1,246

Long-term portion of long-term debt	$7,285	$4,150
Long-term portion of capital lease obligations	1,203	1,638
Long-term portion of debt discount	(12)	(32)

Total long-term portion	$8,476	$5,756

Revolving Credit Notes

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”). Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $8.5 million under a revolving credit note. The Revolving Credit Agreement is secured by substantially all the assets of inContact. We used a portion of the borrowings from the Revolving Credit Agreement with Zions to pay off the existing ComVest Capital, LLC (“ComVest”) revolving credit loan, totaling approximately $6.5 million on July 16, 2009.

The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $8.5 million or (b) the sum of (85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables. There was $900,000 of unused commitment at December 31, 2009 under the Revolving Credit Agreement.

The Revolving Credit Agreement contains certain covenants. Financial covenants include requirements to maintain a minimum adjusted EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization, and other noncash charges, minus capitalized internally developed software costs) and minimum working capital. We were in compliance with all financial covenants related to the Revolving Credit Note at December 31, 2009.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

The outstanding draws from our Revolving Credit Note with ComVest as of December 31, 2008 was $4.1 million. The Revolving Credit Note bore interest at a fixed rate of 9% and there were no requirements to repay outstanding principal payments until May 2010. The Revolving Credit Note provided for maximum availability of $7.5 million based on a calculation of 85% of billed and 65% of unbilled accounts receivable at the measurement date. We were required to make monthly interest payments based on the outstanding balance and the entire outstanding balance was due at maturity. As noted above, we paid off and closed the ComVest Revolving Credit Note in July 2009.

Long-term debt maturities, excluding capital lease payments, consisted of the following as of December 31, 2009 (in thousands):

Year ended December 31,
2010	$85
2011	7,285

Total	$7,370

Capital Lease Obligations

In addition to the Zions revolving Credit Loan Agreement, in 2009 we entered into a commitment agreement with Zions Credit Corporation for an equipment leasing facility of up to $1 million. We had utilized the entire $1 million of the leasing facility as of December 31, 2009. The calculated interest rate is subject to change based on the three year LIBOR. The final lease payments will be in December 2012.

We entered into an equipment leasing facility with an equipment financing company (“Lessor”) in 2008. Under the terms of the leasing facility, the Lessor agreed to provide us financing of $2.8 million to lease computer related equipment and software for our business operations, which the Lessor will lease to us in the form of a capital lease. The term of the facility is 30 months upon our acceptance of the leased property. The calculated interest rate is subject to change based on changes in the Treasury yield, installation period of the lease and the residual value. We utilized the full $2.8 million of the leasing facility at December 31, 2009 to acquire computer related equipment and software. We have $1.6 million of capital lease obligations at December 31, 2009 related to this equipment leasing facility. Beginning January 1, 2009, we were required by the Lessor to provide a letter of credit equal to 30% of the $550,000 of additional borrowings made subsequent to that date under the equipment leasing facility. Accordingly, we have classified the associated letter of credit balance of $166,000 as long-term restricted cash on the accompanying balance sheet at December 31, 2009. The final lease payments are due in September 2011 under this equipment leasing facility.

We also have $353,000 of capital lease obligations related to equipment leasing facilities entered into during 2007 and 2006.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule shows the future minimum lease payments under capital leases at December 31, 2009 (in thousands):

Year ended December 31,
2010	$1,901
2011	871
2012	389

Total future minimum lease payments	3,161
Less amount representing interest	(156)

Total obligations under capital leases	3,005
Less current portion	(1,802)

Long-term capital lease obligations, net of current portion	$1,203

NOTE 8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted ASC 820-10 on January 1, 2008. This guidance defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Auction Rate Preferred Securities

ARPS were our only assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2009. We classified the investment in ARPS as a Level 3 investment as these securities have significant unobservable inputs. The fair value of the investment in ARPS as of December 31, 2009 was $125,000. We have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2009. This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of when the security will be redeemed by the issuer, which was February 2010. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

The following were inputs used in our discounted cash flow analysis to value the ARPS:

•	Interest rate earned on ARPS—the fund pays interest at LIBOR plus 1.25%.

•	Bond yield—determined using the AAA bond yield curve.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Liquidity discount rate—represents the amount of additional return management estimates an investor would require in order to purchase preferred shares in this fund over a AAA rated bond.

•	Discount rate—determined using the bond yield plus the liquidity discount rate.

The ARPS was redeemed by the issuer in February 2010 for $125,000.

Warrants

Effective January 1, 2009, we adopted newly promulgated accounting guidance related to whether a derivative instrument is indexed to an entity’s own stock (“new derivative accounting guidance”). The application of the new derivative accounting guidance can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire our stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the 385,000 warrants, expiring in May 2011, issued to ComVest Capital in conjunction with the Revolving Credit Note and Term Loan Agreement contained such provisions, and concluded they were not indexed to our own stock.

Accordingly, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $538,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the condensed consolidated balance sheet before initial adoption of the new derivative accounting guidance and the amounts recognized in the consolidated balance sheet upon the initial application of the new derivative accounting guidance. The amounts recognized in the consolidated balance sheet as a result of the initial application of the new derivative accounting guidance on January 1, 2009 were determined based on the amounts that would have been recognized if the new derivative accounting guidance had been applied from the issuance date of the warrants. We measured the estimated fair value of these warrants as of December 31, 2009, and recorded a $383,000 charge during the year ended December 31, 2009 to record the liabilities associated with these warrants at their estimated fair values totaling $496,000 as of that date. We estimated the fair values of these securities using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model were as follows: a volatility rate of 94%, a risk-free interest rate of .5%, an expected life of 1.4 years and no dividend yield.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the year for all financial assets and liabilities categorized as Level 3 as of December 31, 2009 and 2008 (in thousands):

Auction rate preferred securities:
Balance at January 1, 2009	$225
Total redemptions	(150)
Total realized and unrealized gains (losses)	50

Balance at December 31, 2009	$125

Balance at January 1, 2008	$2,000
Total redemptions	(1,725)
Total realized and unrealized gains (losses)	(50)

Balance at December 31, 2008	$225

Warrants:
Balance at January 1, 2009	113
Total change in fair value	383

Balance at December 31, 2009	$496

Fair Value Estimates

Our fair value estimates at December 31, 2009 were as follows (in thousands):

	Fair value	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the year ended December 31, 2009
Assets:
Auction rate preferred securities	$125	$—	$—	$125	$50

Total	$125	$—	$—	$125	$50

Liabilities:
ComVest warrants	$496	$—	$—	$496	$(383)

Total	$496	$—	$—	$496	$(383)

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our fair value estimates at December 31, 2008 were as follows (in thousands):

	Fair value	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the year ended December 31, 2008
Assets:
Auction rate preferred securities	$225	$—	$—	$225	$(50)

Total	$225	$—	$—	$225	$(50)

Basis for Valuation

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments. The estimated fair value of the ARPS was computed as described above. The fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of December 31, 2009. The fair value of the ComVest warrants were computed using a Black-Scholes option pricing model. The carrying value and estimated fair value of our auction rate preferred securities, revolving credit note, promissory notes payable and ComVest warrants are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Auction rate preferred securities	$125	$125	$225	$225
Revolving credit note	$7,270	$7,270	$4,050	$4,008
Promissory notes	$100	$100	$177	$176
ComVest warrants	$496	$496	$—	$—

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825-10, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	INCOME TAXES

The components of income tax expense for the years ended December 31, 2009, 2008 and 2007, consisted of the following (in thousands):

	2009	2008	2007
Current:
Federal	$—	$—	$—
State	62	36	5

Total current	62	36	5

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total	$62	$36	$5

Income tax (benefit) expense differs from amounts computed by applying the statutory federal rate of 34.0 percent to pretax loss for the years ended December 31, 2009, 2008, and 2007, as follows (in thousands):

	2009	2008	2007
Computed federal income tax benefit at statutory rate of 34%	$(972)	$(3,480)	$(2,561)
State income taxes	33	36	7
Meals and entertainment	51	30	29
Other	13	(13)	(1)
Stock-based compensation	108	92	79
Change in valuation allowance	829	3,371	2,452

Total income tax expense	$62	$36	$5

Deferred federal and state income tax assets and liabilities at December 31, 2009 and 2008, consisted of the following temporary differences and carry-forward items (in thousands):

	2009		2008
	Current	Non-current	Current	Non-current
Deferred income tax assets:
Net operating loss carry-forwards	$—	$14,642	$—	$13,838
AMT credit carry-forwards	—	69	—	69
Property and equipment, and intangible assets	—	2,898	—	3,583
Reserves, accrued liabilities, and other	1,217	131	1,106	229
Stock-based compensation	—	1,829	—	1,166

Total deferred income tax assets	1,217	19,569	1,106	18,885
Valuation allowance	(1,217)	(19,569)	(1,106)	(18,885)

Deferred income tax assets	$—	$—	$—	$—

We establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We are uncertain whether our deferred tax assets can be realized due to our history of

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating losses. Accordingly, a valuation allowance has been recorded at December 31, 2009 and 2008 to reduce the deferred income tax assets to the amount which management believes is more likely than not to be realized.

The net change in our valuation allowance was an increase of $795,000 in 2009, $3.9 million in 2008 and $1.7 million in 2007.

As of December 31, 2009, we had net operating loss carry-forwards for federal income tax reporting purposes of approximately $37.8 million that will begin to expire starting in 2018 through 2029 if not utilized. We had state net operating loss carry-forwards of approximately $39.4 million which expire depending on the rules of the various states to which the net operating losses are allocated. Approximately $1.2 million of net operating loss carry-forwards as of December 31, 2009 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized. We also have alternate minimum tax credit carry-forwards of approximately $69,000 that have no expiration date. Utilization of our net operating loss and tax credit carryforwards are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of a portion of the net operating loss and credit carry-forwards before they are fully utilized.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

NOTE 10.	CAPITAL TRANSACTIONS

Issuances of Common Stock:

In December 2009, we sold 3.4 million shares of common stock at $2.45 per share for a total of $8.4 million to an investment fund and accredited investors. Net proceeds of the offering, after placement fees and expenses of $514,000, were $7.9 million. The stock was unregistered as of December 31, 2009.

In December 2008, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue as partial consideration for services a total of 100,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing January 1, 2009. We issued 68,000 shares of common stock to this third party during the year ended December 31, 2009 at prices ranging from $1.65 to $3.82 pursuant to the consulting agreement.

We received proceeds of $484,000 from the exercise of 215,000 options and warrants during the year ended December 31, 2009. During 2008, employees exercised options to purchase 49,000 shares of common stock and we received proceeds of $105,000.

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

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2007, a warrant holder converted 164,125 warrants into 36,810 shares of inContact common stock.

In conjunction with the ScheduleQ acquisition that was closed in February 2007, we issued a total of 108,912 shares of our restricted common stock to ScheduleQ stockholders.

In conjunction with the BenchmarkPortal acquisition that was closed in February 2007, we issued a total of 1.5 million shares of our restricted common stock to BenchmarkPortal stockholders.

Preferred Stock

The Board of Directors is authorized to issue shares of our authorized but unissued preferred stock in one or more series. With respect to any series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or any other characteristics, preferences, limitations, rights, privileges, immunities or terms. There was no preferred stock outstanding at December 31, 2009 or 2008.

Employee Stock Purchase Plan

We adopted the 2005 Employee Stock Purchase Plan (“Purchase Plan”) to promote our operating performance and growth potential by encouraging employees to acquire equity in inContact. The Purchase Plan provides that up to 1,000,000 shares of common stock may be sold to participating employees. It expires at the beginning of 2014. The Compensation Committee of the Board of Directors will administer the Purchase Plan. No employees participated in the plan during 2009, 2008 or 2007 as the plan has not been implemented.

NOTE 11.	STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense using the graded-vesting method over the period in which the award is expected to vests. Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the results for the year is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

We recognize the estimated compensation cost of service-based awards, net of estimated forfeitures, over the vesting term. We recognize the estimated compensation cost of performance-based awards, net of estimated forfeitures. The awards are earned upon attainment of identified performance goals, some of which contain discretionary metrics. As such, these awards are revalued based on our traded stock price at the end of each reporting period. If the discretion is removed, the award will be classified as a fixed equity award. The fair value of the awards will be based on the measurement date, which is the date the award becomes fixed. The awards will be subsequently amortized over the remaining performance period.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We utilize the Black-Scholes model to determine the estimated fair value for grants of stock options and warrants. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term, expected dividend yield, the risk-free interest rate and the price volatility of the underlying stock. The expected dividend yield is based on our historical dividend rates. Risk-free interest rates are based on U.S. treasury rates. Volatility is based on historical stock prices over a period equal to the estimated life of the option. We have issued stock options to employees under share-based compensation plans including the Long-Term Stock Incentive Plan, the 2008 Equity Incentive Plan and those granted by the board of directors and compensation committee. Stock options are issued at the current market price on the date of grant and are generally subject to a three-year vesting period with a contractual term of five years.

The grant date fair value of the restricted stock and restricted stock unit awards was estimated using the closing market price of the Company’s common stock on the grant date, with the compensation expense amortized over the vesting period of the restricted stock awards, net of estimated forfeitures.

Our stock-based compensation primarily consists of the following plans:

2008 Equity Incentive Plan: Effective July 1, 2008, we established the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan provides for a maximum of 2,272,500 shares of our common stock to be awarded to participants and their beneficiaries. In 2009, the Board of Directors authorized an additional 1,000,000 shares of common stock to be awarded under the 2008 Plan. The Compensation Committee (the “Committee”), as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the 2008 Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (“SAR”) and restricted stock units (“RSU”). The terms and exercise prices of options are established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2009, incentive stock options and RSUs to purchase a total of 1,506,699 shares had been granted, and had either been exercised or were outstanding under the 2008 Plan.

Long-Term Stock Incentive Plan: Effective March 11, 1999, we established the Long-Term Stock Incentive Plan (“1999 Plan”). The 1999 Plan provides for a maximum of 1,200,000 shares of our common stock to be awarded to participants and their beneficiaries. A Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under 1999 Plan. The Committee may grant incentive stock options; non-qualified options; SARs; and on a limited basis, stock awards. The terms and exercise prices of options are established by the Committee; except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2009, incentive stock options to purchase a total of 1,063,319 shares had been granted, and had either been exercised or were outstanding under the 1999 Plan.

Other Options: Our Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees and consultants as compensation and in connection with obtaining financing.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009, 2008 and 2007, we allocated stock-based compensation expense (including stock options, warrants and restricted stock units) to the same departments where the cash compensation was charged as follows (in thousands):

	2009	2008	2007
Costs of revenue	$32	$50	$58
Selling and marketing	254	513	487
General and administrative	1,013	906	730
Research and development	322	243	133

Total	$1,621	$1,712	$1,408

Employee Stock Options

As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1.0 million and is expected to be recognized over a weighted average period of 1.5 years.

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Dividend yield	None	None	None
Volatility	66%	55%	57%
Risk-free interest rate	1.67%	2.90%	4.36%
Expected life (years)	4.6	4.4	3.3

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize all stock option activity during the years ended December 31, 2009, 2008 and 2007, (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at January 1, 2007	3,163	$2.39
Granted	1,853	$3.74
Exercised	(392)	$2.35
Cancelled or expired	(132)	$2.93

Balance at December 31, 2007	4,492	$2.94
Granted	1,043	$2.51
Exercised	(49)	$2.10
Cancelled or expired	(934)	$2.93

Balance at December 31, 2008	4,552	$2.85
Granted	1,092	$1.99
Exercised	(201)	$2.41
Cancelled or expired	(728)	$3.04

Balance at December 31, 2009	4,715	$2.64	3.7	$2,412

Vested and exercisable at December 31, 2009	2,888	$2.82	3.4	$1,142

Expected to vest at December 31, 2009	1,827	$2.35	4.1	$1,270

We received cash proceeds from the exercise of options of $484,000 in 2009, $105,000 in 2008, and $921,000 in 2007. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $78,000, $42,000 and $600,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

A summary of the options outstanding and options exercisable at December 31, 2009 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Vested and Exercisable
Exercise price range	Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$1.11 - $2.00	1,754	3.8 years	$1.89	857	$2.00
$2.01 - $2.50	751	3.8 years	$2.36	492	$2.41
$2.51 - $3.00	792	3.4 years	$2.72	438	$2.73
$3.01 - $4.00	1,154	3.8 years	$3.45	868	$3.42
$4.01 - $5.39	264	3.5 years	$4.64	233	$4.69

	4,715	3.7 years	$2.64	2,888	$2.82

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity for non-vested share awards for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Options	Weighted-Average Option Fair Value
Balance at January 1, 2007	797	$1.10
Granted	1,853	$1.62
Vested	(444)	$1.14
Cancelled or expired	(86)	$1.57

Balance at December 31, 2007	2,120	$1.53
Granted	1,043	$1.09
Vested	(1,113)	$1.29
Cancelled or expired	(330)	$1.59

Balance at December 31, 2008	1,720	$1.40
Granted	1,092	$1.37
Vested	(625)	$1.43
Cancelled or expired	(360)	$1.43

Balance at December 31, 2009	1,827	$1.35

Warrants to Purchase Common Shares

In November 2008, we entered into a consulting agreement and issued warrants to purchase a total of 50,000 shares of our common stock at $1.00 per share. The warrants vest evenly over 12 months. 25,000 of the warrants vested and the remaining 25,000 were cancelled during 2009 upon cancellation of the agreement. We recognized expense of $20,808 and $4,385 during the years ended December 31, 2009 and 2008, respectively, related to the issued warrants. The warrants were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

In November 2008, we entered into a mutual release agreement with a former officer of inContact. Under the agreement, we agreed to issue this former officer warrants to purchase a total of 70,000 shares of our common stock at $1.00 per share. The warrants were fully vested at the time of issuance. The fair market value of the warrants, using the Black-Scholes pricing model, was $33,000 with an assumed expected volatility of 60.85%, a risk-free rate of return of 2.14%, no dividend yield and an expected life of 4.4 years. The warrants expire in November 2013. The warrants were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

In April 2007, we entered into a consulting agreement and issued warrants to purchase a total of 120,000 shares of our common stock at $4.00 per share with an additional 25,000 shares that could be earned contingent on our shares being accepted for trading on the NASDAQ stock market. The fair market value of the warrants, using the Black-Scholes pricing model, was $159,000 with an assumed expected volatility of 44.71%, a risk-free rate of return of 4.67%, no dividend yield and an expected life of two years. The warrants vested in 2007 and expired in April 2009.

In conjunction with the BenchmarkPortal acquisition in February 2007, we entered into a consulting agreement with the founder of BenchmarkPortal and issued warrants to purchase a total of 60,000 shares of our common stock at $2.95 per share. The fair market value of the warrants, using the Black-Scholes pricing model, was $68,000 with an assumed expected volatility of 48.63%, a risk-free rate of return of 4.76%, no dividend yield

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and an expected life of three years. This amount is being expensed over the term of the agreement. The warrants vested immediately and expire in February 2010.

In January 2007 in conjunction with the Benchmark Portal Acquisition, we amended the ComVest convertible term note and revolving credit note agreement. In conjunction with this amendment, we issued warrants to ComVest to purchase 55,000 shares of common stock at $2.90 per share. The warrants vested immediately and expire in May 2011. The fair market value of the warrants, using the Black-Scholes model, was $84,000 with an assumed expected volatility of 58.21%, a risk-free rate of return of 4.87%, no dividend yield and an expected life of 4.3 years. These warrants were included in a registration statement filed with the SEC on Form S-1 to register for resale on April 6, 2007. The registration statement became effective on April 19, 2007. As noted in Note 8, these warrants are included as a liability in the consolidated balance sheet under warrant liability.

Warrants to purchase 1.1 million shares of inContact common stock were exercisable at December 31, 2009. The following tables summarize the warrant activity for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Outstanding Warrants	Range of Exercise Prices	Weighted-Average Exercise Price
Balance at January 1, 2007	1,134	$1.25 - $2.75	$2.49
Cancelled and expired	(90)	4.00	4.00
Exercised	(164)	2.76	2.76
Issued	260	2.90 - 4.00	3.53

Balance at December 31, 2007	1,140	2.00 - 4.00	2.56
Issued	120	1.00	1.00

Balance at December 31, 2008	1,260	1.00 - 4.00	2.42
Cancelled and expired	(170)	1.00 - 4.00	3.56
Exercised	(25)	1.00	1.00

Balance at December 31, 2009	1,065	$1.00 - $2.95	$2.27

A summary of the warrants outstanding and exercisable at December 31, 2009 is as follows (in thousands except per share data):

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Warrants Outstanding and Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$1.00 - $2.00	620	1.3 Years	$1.89
$2.75 - $2.95	445	1.2 Years	$2.80

	1,065	1.2 Years	$2.27

Restricted Stock Units

On November 5, 2008, the Board of Directors of inContact approved an annual compensation package for the non-employee Directors of inContact. Under the package non-employee directors receive a cash payment of $30,000 per year paid in monthly installments and an award on November 5 of each year commencing in 2008 of

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

50,000 restricted stock units under inContact’s 2008 Plan. The restricted stock units vest in equal monthly installments over the one-year period following the date of the award; provided, that vesting is accelerated in the event of a greater than 50 percent change in voting control of inContact or membership of the Board of Directors or a disposition of more than 50 percent of the assets of inContact (a “Corporate Event”). Each restricted stock unit represents the right to receive one share of inContact common stock (subject to adjustment in the event of a stock dividend, share combination, recapitalization or similar event as provided in the Plan) upon termination of service as a director for any reason or the occurrence of a Corporate Event. The compensation package also provides for annual issuances of 15,000 additional restricted stock units to the Chairman of the Board, 10,000 additional restricted stock units to the Chairman of the Audit Committee and 7,000 additional restricted stock units to each of the Chairpersons of the Compensation Committee and Governance Committee. At the time the compensation package was approved, the Board of Directors determined that the 15,000 restricted stock units provided for the Chairman of the Board would not be awarded to the current Chairman so long as he remains a paid consultant to inContact on the annual award date.

During the years ended December 31, 2009 and 2008, we granted 106,740 and 224,000 restricted stock units, respectively. The grants were valued at $215,000 and $242,000, respectively, based on the closing stock price of inContact common stock on the date of grant. The compensation is being expensed over the vesting period using the graded-vesting method. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2009 and 2008 was $2.01 and $1.08, respectively. The total fair value of restricted stock units vested during 2009 and 2008 was approximately $281,000 and $40,000, respectively. Total compensation costs related to nonvested restricted stock awards expected to be recognized was $69,000 as of December 31, 2009. The compensation cost is expected to be recognized over the weighted average period of ..5 years.

NOTE 12.	RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $72,000 in 2009, $72,000 in 2008 and $61,000 in 2007 for consulting, marketing and capital raising activities. We owed the Chairman $6,000 at December 31, 2009 and 2008. The Chairman has also provided his personal guaranty in the amount of up to $250,000 to certain long distance carriers, for which we have agreed to indemnify him for any losses for which he may become liable.

NOTE 13.	MAJOR SUPPLIERS

Approximately 40 percent, 50 percent, and 54 percent of our costs of revenue for the years ended December 31, 2009, 2008 and 2007, respectively, was generated from three telecommunication providers. We owed $2.5 million to these telecommunications providers at December 31, 2009 and $2.9 million at December 31, 2008.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

We have purchase commitments with two national long distance telecommunication providers. One purchase commitment provides for monthly minimums of $50,000 per month through October 2010. We currently exceed our monthly minimum purchase commitment with this carrier. The other purchase commitment is with another carrier that requires an annual $675,000 usage commitment through August 2012; we believe we will meet this commitment based on current usage patterns.

Certain customer lists purchased in 2001 through 2003 were financed through loans from various investors. All loans were paid prior to December 31, 2006. As part of the loan agreements, we agreed to pay a percentage

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of revenue received from the purchased customers to these investors as long as the customers remain with inContact. We paid these investors $523,000 in 2009, $648,000 in 2008 and $800,000 in 2007.

Litigation

In May 2009, the Company was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College allege that (1) the Company made intentional and/or negligent misrepresentations in connection with the sale of the Company’s services from Insidesales.com, Inc, another defendant in the lawsuit, (2) that the Company breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of the Company interfered with prospective economic business relations of California College with respect to enrolling students. California College is seeking damages, in an amount to be proven at trial, in excess of $20 million. Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and us. Furthermore, Insidesales.com and inContact have filed cross-claims against one another alleging breach of contract with respect to a sales agent agreement between them and that the Company is obligated to indemnify Insidesales.com for any loss arising from the claims made by California College. The Company has denied all of the substantive allegations of the complaint and cross-claim and intends to defend the claims vigorously. Management believes the claims against the Company are without merit.

We are the subject of certain other legal matters considered incidental to our business activities. It is the opinion of management that the ultimate disposition of these matters will not have a material impact on our financial position, liquidity or results of operations.

Operating Leases

We lease executive office space in Midvale, Utah, a suburb of Salt Lake City, Utah. The space consists of approximately 50,000 square feet. The lease requires monthly lease payments of approximately $101,000, which is subject to 3% escalations per year. The lease for this office space expires in June 2013 and we have an option to renew the lease for an additional five years at the end of the lease period.

The following schedule summarizes the future minimum lease payments on operating leases at December 31, 2009 (in thousands):

Year ended December 31,
2010	$1,496
2011	1,543
2012	1,593
2013	981
2014	330

Total	$5,943

Rent expense was $1.7 million in 2009, $1.8 million in 2008 and $1.1 million in 2007. These amounts are net of sub-lease related income of $0 in 2009 and 2008 and $124,000 in 2007.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.	SEGMENTS

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees related to the software services product features. The Telecom segment includes all voice and data long distance services provided to customers. During the first three quarters of 2008, we referred to our Software segment as the “SaaS” segment. We subsequently determined in the fourth quarter of 2008 that referring to this segment as the “Software” segment is clearer to our customers, investors and other stakeholders of our business.

We report financial information for our operating segments based on the way that management organizes the segments within the business for making operating decisions and assessing performance. Beginning in the second quarter of 2009, in conjunction with the change in our consolidated statements of operations described in Note 1 under the heading “Reclassifications,” we reevaluated our approach to how we compile segment financial information for purposes of making operating decisions and assessing performance. As a result, we made changes to the manner in which certain indirect expenses are allocated to our two operating segments: Software and Telecom. Due primarily to this change, beginning in the second quarter of 2009, a larger portion of total indirect expenses are allocated to the Software segment than has historically been allocated to the Software segment since we began disclosing segment financial information. To provide for comparability, segment information reported in this Note 15 has been reclassified to reflect the impact of changes made in our segments for the reporting periods included herein. These reclassifications have no effect on reported consolidated revenue, loss from operations, net loss or per share amounts. These reclassifications also have no effect on reported segment revenues.

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

Operating segment revenues and profitability for the year ended December 31, 2009 were as follows (in thousands):

	Year Ended December 31, 2009
	Software	Telecom	Consolidated
Revenue	$29,103	$55,080	$84,183
Costs of revenue	9,681	40,334	50,015

Gross profit	19,422	14,746	34,168
Gross margin	67%	27%	41%
Operating expenses:
Direct selling and marketing	11,322	5,123	16,445
Direct research and development	4,188	—	4,188
Indirect	10,178	5,126	15,304

Income (loss) from operations	$(6,266)	$4,497	$(1,769)

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating segment revenues and profitability for the year ended December 31, 2008 (as adjusted) were as follows (in thousands):

	Year Ended December 31, 2008
	Software	Telecom	Consolidated
Revenue	$19,972	$59,653	$79,625
Costs of revenue	9,187	43,477	52,664

Gross profit	10,785	16,176	26,961
Gross margin	54%	27%	34%
Operating expenses:
Direct selling and marketing	10,560	5,978	16,538
Direct research and development	3,838	—	3,838
Indirect	10,100	6,274	16,374

Income (loss) from operations	$(13,713)	$3,924	$(9,789)

Operating segment revenues and profitability for the year ended December 31, 2007 (as adjusted) were as follows (in thousands):

	Year Ended December 31, 2007
	Software	Telecom	Consolidated
Revenue	$13,474	$66,008	$79,482
Costs of revenue	7,434	46,268	53,702

Gross profit	6,040	19,740	25,780
Gross margin	45%	30%	32%
Operating expenses:
Direct selling and marketing	8,276	7,837	16,113
Direct research and development	2,508	—	2,508
Indirect	7,128	6,856	13,984

Income (loss) from operations	$(11,872)	$5,047	$(6,825)

NOTE 16.	SUBSEQUENT EVENTS

In January 2010, we paid $7.0 million of the outstanding revolving credit facility, which had been $7.3 million at December 31, 2009. In February 2010, we amended the adjusted EBITDA financial covenants with Zions. The amended financial covenants require that we maintain a minimum EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges) of $1.0 million for each quarter during 2010 and $1.5 million for each quarter thereafter. We believe the amendments will be less restrictive for us because capitalized software development costs are no longer included in the calculation.

In February 2010, we entered into an equipment leasing facility with Zions. Under the terms of the leasing facility, Zions has agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%.

INCONTACT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for uncollectible accounts receivable:	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
Year ended December 31, 2009	$1,871	$375	$875	$1,371
Year ended December 31, 2008	$1,779	$900	$808	$1,871
Year ended December 31, 2007	$1,746	$1,028	$995	$1,779