Form 10-Q
period 2010-03-31
inContact, Inc.
filed 2010-05-07
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 3, 2010
Common Stock, $.0001 par value	34,991,236 shares

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$10,628	$10,852
Restricted cash	80	80
Auction rate preferred securities	—	125
Accounts and other receivables, net of allowance for uncollectible accounts of $1,335 and $1,371 respectively	8,818	9,165
Other current assets	1,848	1,584

Total current assets	21,374	21,806

Restricted cash	166	166
Property and equipment, net	10,282	10,378
Intangible assets, net	2,355	2,501
Goodwill	3,780	3,577
Other assets	455	501

Total assets	$38,412	$38,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,650	$1,844
Trade accounts payable	6,678	6,120
Accrued liabilities	2,237	2,773
Accrued commissions	1,114	1,136
Current portion of deferred revenue	958	1,085

Total current liabilities	12,637	12,958

Long-term debt and capital lease obligations	6,648	8,476
Deferred rent	349	369
Deferred revenue	78	134
Warrant liability	312	496

Total liabilities	20,024	22,433

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,871,661 and 34,776,823 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	81,602	81,212
Accumulated deficit	(63,217)	(64,719)

Total stockholders’ equity	18,388	16,496

Total liabilities and stockholders’ equity	$38,412	$38,929

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended March 31,
	2010	2009
		(as adjusted)
Revenue:
Software	$8,330	$6,827
Telecom	12,791	14,176

Total revenue	21,121	21,003

Costs of revenue:
Software	2,722	2,171
Telecom	9,116	10,636

Total costs of revenue	11,838	12,807

Gross profit	9,283	8,196

Operating expenses:
Selling and marketing	4,135	4,388
Research and development	1,128	1,062
General and administrative	2,619	4,013

Total operating expenses	7,882	9,463

Income (loss) from operations	1,401	(1,267)
Other income (expense):
Interest expense	(69)	(187)
Change in fair value of warrants	184	(236)

Total other income (expense)	115	(423)

Income (loss) before income taxes	1,516	(1,690)
Income tax expense	(14)	(13)

Net income (loss)	$1,502	$(1,703)

Net income (loss) per common share:
Basic	$0.04	$(0.05)
Diluted	$0.04	$(0.05)

Weighted average common shares outstanding:
Basic	34,823	31,071
Diluted	35,993	31,071

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2010	34,777	$3	$81,212	$(64,719)	$16,496
Common stock issued for options exercised	78	—	172	—	172
Issuance of restricted stock for services	17	—	51	—	51
Stock-based compensation	—	—	167	—	167
Net income	—	—	—	1,502	1,502

Balance at March 31, 2010	34,872	$3	$81,602	$(63,217)	$18,388

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,502	$(1,703)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	806	643
Amortization of software development costs	377	215
Amortization of intangible assets	146	399
Amortization of note financing costs	14	28
Stock-based compensation	167	359
Warrants and stock issued for services	51	29
Change in fair value of warrants	(184)	236
Changes in operating assets and liabilities:
Accounts and other receivables, net	347	(619)
Other current assets	(264)	(310)
Other non-current assets	41	(28)
Trade accounts payable	422	(78)
Accrued liabilities	(536)	726
Accrued commissions	(22)	84
Deferred rent	(20)	(19)
Deferred revenue	(183)	(78)

Net cash provided by (used in) operating activities	2,664	(116)

Cash flows from investing activities:
Gross (increase)/decrease in restricted cash	—	(245)
Contingent purchase price payments	(207)	(175)
Proceeds from sale of auction rate preferred securities	125	125
Capitalized software development costs	(862)	(721)
Purchases of property and equipment	(85)	(146)

Net cash used in investing activities	(1,029)	(1,162)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	172	—
Principal payments on long-term debt and capital lease obligations	(531)	(331)
Borrowings under the revolving credit notes	5,500	2,200
Payments under the revolving credit notes	(7,000)	(750)

Net cash (used in) provided by financing activities	(1,859)	1,119

Net decrease in cash and cash equivalents	(224)	(159)
Cash and cash equivalents at the beginning of the period	10,852	4,096

Cash and cash equivalents at the end of the period	$10,628	$3,937

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in trade accounts payable	$145	$51
Contingent purchase price payments included in trade accounts payable	$52	$9
Property and equipment and other assets financed through capital leases	$—	$170

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) is incorporated in the state of Delaware. We provide cloud computing call center applications through our inContact® suite, an advanced contact handling and performance management software application. “Cloud computing” is a term used in the industry to refer to computing, data storage and delivery of technology services through the Internet, which includes software-as-a-service (“SaaS”). Our services provide a variety of connectivity options for carrying inbound calls to our inContact suite or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of telecommunications services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to customers. These services and products allow customers to buy only the telecommunications services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2010. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2009 Annual Report on Form 10-K.

Reclassifications

Beginning in the second quarter of 2009, we added the captions “Software revenue,” “Telecom revenue,” “Software costs of revenue,” “Telecom costs of revenue” and “Gross profit” to our condensed consolidated statements of operations, which previously included single line items for revenue and costs of revenue (excluding depreciation and amortization) and did not include a gross profit subtotal. Also beginning in the second quarter of 2009, we changed our allocation of certain operating costs and expenses within our condensed consolidated statements of operations. Depreciation and amortization expense related to revenue generating assets is included in the captions “Software costs of revenue” and “Telecom costs of revenue.” Depreciation and amortization expense not associated with revenue generating assets is allocated to our other operating expense categories. Depreciation and amortization expense was previously reported separately in the caption “Depreciation and amortization.” In addition, professional service costs and costs associated with providing customer service are included in the caption “Software costs of revenue” and “Telecom costs of revenue” and overhead expenses are included in costs of revenue and each operating expense category. These costs were previously included in “General and administrative expenses.” We believe this change in presentation provides increased transparency and improved comparability of our costs of revenue and operating expenses and that gross profit is a useful, widely accepted measure of profitability and operating performance. These reclassifications had no effect on reported consolidated loss from operations, net loss or per share amounts. Amounts presented for the three months ended March 31, 2009 have been reclassified to conform to the current presentation. Accordingly, the column heading for 2009 is denoted “as adjusted.”

In the condensed consolidated statements of cash flows, prior years’ depreciation and amortization have been separated into three separate line items (depreciation of property and equipment, amortization of software development costs and amortization of intangible assets), and capitalized software development costs, previously included with purchases of property and equipment, have been presented in a separate line item to conform to the current presentation.

Cash Flow Presentation Correction

        Borrowings and payments under the revolving credit notes were previously reported net as a single line item within the statements of cash flows, rather than as separate line items as required by ASC 230, Statement of Cash Flows. The presentation for the three months ended March 31, 2009 has been corrected in the accompanying condensed consolidated financial statements to present borrowings and payments under the revolving credit notes on a gross basis, rather than a net basis, to conform with this requirement. The change in presentation had no effect on net cash provided by (used in) financing activities and does not affect the Company’s condensed consolidated balance sheets or statements of operations. Accordingly, the Company’s historical net loss, loss per share, total assets and cash and cash equivalents remain unchanged.

Recent Accounting Pronouncements

In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. The guidance addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We are evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Adoption of the updated guidance did not have a significant impact on the Company’s consolidated results of operations or financial condition.

NOTE 2. REVENUE RECOGNITION

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service that is provided for the customer as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with contact handling technology; multimedia contact management (voice, fax, e-mail and chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and online training tools. Monthly recurring charges are generally billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers are not permitted to take possession of our hosted software. ASC 605-25 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not established objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $1.0 million of deferred revenue at March 31, 2010 and $1.2 million of deferred revenue at December 31, 2009. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

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

NOTE 3. BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share is computed by dividing the net income or loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing the net income or loss by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock equivalents, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, warrants and restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share for the three month periods ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Numerator:
Net income (loss)	$1,502	$(1,703)

Denominator:
Basic weighted average shares outstanding	34,823	31,071
Effect of dilutive securities:
Stock warrants	264	—
Stock options	588	—
Restricted stock units	318	—

Diluted weighted average shares outstanding	35,993	31,071

Net income (loss) per share
Basic	$0.04	$(0.05)
Diluted	$0.04	$(0.05)

Potentially dilutive securities representing approximately 2.5 million shares of common stock at March 31, 2010 were excluded from the computation of diluted earnings per common share because their effect would have been antidulitive.

As a result of incurring a net loss for the three months ended March 31, 2009, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 6.5 million shares of common stock at March 31, 2009.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The accounting guidance for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The guidance is applicable whenever assets and liabilities are measured and included in the financial statements at fair value. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Auction Rate Preferred Securities

Auction Rate Preferred Securities (“ARPS”) were our only assets measured at fair value on a recurring basis subject to the guidance at December 31, 2009. We classified the investment in ARPS as a Level 3 investment as these securities had significant unobservable inputs. The fair value of the investment in ARPS as of December 31, 2009 was $125,000, calculated utilizing a discounted cash flow analysis. In February 2010, all of the remaining ARPS were redeemed by the issuer and we received cash proceeds of $125,000.

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

Accordingly, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. We measured the estimated fair value of these warrants as of March 31, 2010, and recorded a $184,000 gain during the three months ended March 31, 2010, to record the liabilities associated with these warrants at their estimated fair values totaling $312,000 as of that date as compared to estimated fair values of $496,000 at December 31, 2009. We estimated the fair values of these securities using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model at March 31, 2010 were as follows: a volatility rate of 65%, a risk-free interest rate of 0.41%, an expected life of 1.15 years and no dividend yield.

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2010.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at (in thousands):

	Level 1	Level 2	Level 3	Fair value at March 31, 2010
Liabilities:
ComVest warrants	$—	$—	$312	$312

	Level 1	Level 2	Level 3	Fair value at December 31, 2009
Assets:
Auction rate preferred securities	$—	$—	$125	$125
Liabilities:
ComVest warrants	$—	$—	$496	$496

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects activity for the quarter for all financial assets and liabilities categorized as Level 3 as of March 31, 2010 and 2009 (in thousands):

Auction rate preferred securities:
Balance at January 1, 2009	$225
Total redemptions	(125)

Balance at March 31, 2009	$100

Balance at January 1, 2010	$125
Total redemptions	(125)

Balance at March 31, 2010	$—

Warrants:
Balance at January 1, 2009	(113)
Total change in fair value	(236)

Balance at March 31, 2009	$(349)

Balance at January 1, 2010	(496)
Total change in fair value	184

Balance at March 31, 2010	$(312)

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables and trade accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The estimated fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model and approximated the carrying amount as the individual notes bear interest at market interest rates.

NOTE 5. GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 consisted of the following (in thousands):

Balance as of January 1, 2010	$3,577
Goodwill adjustment	203

Balance as of March 31, 2010	$3,780

The goodwill adjustment of $203,000 in the first quarter of 2010 was a result of contingent purchase price payments related to acquisitions in previous years. Goodwill from acquisitions is attributable to the Software segment.

Intangible assets consisted of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,107	$388	$16,495	$16,087	$408
Technology and patents	10,231	9,260	971	10,231	9,158	1,073
Tradenames and trademarks	1,194	252	942	1,194	233	961
Non-compete agreement	333	333	—	333	328	5
Domain name	54	—	54	54	—	54

Total	$28,307	$25,952	$2,355	$28,307	$25,806	$2,501

Amortization expense was $146,000 and $399,000 during the three months ended March 31, 2010 and 2009, respectively.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued payphone and carrier charges	$334	$261
Accrued payroll and other compensation	1,379	1,879
Current portion of operating lease obligations	40	40
Accrued professional fees	222	231
Current portion of deferred rent	85	76
Other	177	286

Total	$2,237	$2,773

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $5.5 million from our revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and paid down $7.0 million on the Revolving Credit Agreement during the three months ended March 31, 2010. The balance of our Revolving Credit Agreement was $5.8 million at March 31, 2010. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2011. There was $2.7 million of unused commitment at March 31, 2010 under the Revolving Credit Agreement.

In February 2010, we amended the adjusted EBITDA financial covenants related to the Zions Revolving Credit Agreement. The amended financial covenants require that we maintain a minimum EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges) of $1.0 million for each quarter during 2010 and $1.5 million for each quarter thereafter. We believe the amendments will be less restrictive for us because capitalized software development costs are no longer included in the calculation.

We have $2.6 million of capital lease obligations at March 31, 2010 related to equipment leasing facilities entered into during prior years.

In February 2010, we entered into an additional equipment leasing facility with Zions. Under the terms of the leasing facility, Zions has agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%. We had not utilized the additional equipment leasing facility at March 31, 2010.

NOTE 8. CAPITAL TRANSACTIONS

In December 2008, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue as partial consideration for services a total of 100,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing January 1, 2009. We issued 16,667 shares of common stock valued at $51,000 to this third party during the three months ended March 31, 2010 pursuant to the consulting agreement.

During the three months ended March 31, 2010, $172,000 was received from the exercise of 78,000 options.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. STOCK-BASED COMPENSATION

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

We recorded stock-based compensation expense (including stock options, warrants, restricted stock units and restricted stock) to the same departments where cash compensation was recorded as follows (in thousands):

	Three months ended March 31,
	2010	2009
Costs of revenue	$31	$(84)
Selling and marketing	59	62
Research and development	(122)	61
General and administrative	250	349

Total	$218	$388

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

The grant date fair value of the restricted stock and restricted stock unit awards was calculated using the closing market price of the Company’s common stock on the grant date, with the compensation expense amortized over the vesting period of the restricted stock awards, net of estimated forfeitures.

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the quarters ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Dividend yield	None	None
Volatility	71%	74%
Risk-free interest rate	1.97%	1.74%
Expected life (years)	4.0	4.7

During the three months ended March 31, 2010, we granted 459,000 stock options with exercise prices ranging from $2.76 to $3.42 and a weighted-average fair value of $1.75. During the three months ended March 31, 2009, we granted 760,000 stock options, principally to our executive officers, with exercise prices ranging from $1.32 to $2.30 and a weighted-average fair value of $1.06.

As of March 31, 2010, there was $1.6 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.3 years.

NOTE 11. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $6,000 per month during the three months ended March 31, 2010 and 2009 for consulting, marketing and capital raising activities. We owed the Chairman $6,000 at March 31, 2010 and December 31, 2009. The Chairman has also provided his personal guaranty in the amount of up to $250,000 to certain long distance carriers, for which we have agreed to indemnify him for any losses for which he may become liable.

NOTE 12. SEGMENTS

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees related to the software services product features. The Telecom segment includes all voice and data long distance services provided to customers.

We report financial information for our operating segments based on the way that management organizes the segments within the business for making operating decisions and assessing performance. Beginning in the second quarter of 2009, in conjunction with the change in our consolidated statements of operations described in Note 1 under the heading “Reclassifications,” we reevaluated our approach to how we compile segment financial information for purposes of making operating decisions and assessing performance. As a result, we made changes to the manner in which certain indirect expenses are allocated to our two operating segments: Software and Telecom. Due primarily to this change, beginning in the second quarter of 2009, a larger portion of total indirect expenses are allocated to the Software segment than has historically been allocated to the Software segment since we began disclosing segment financial information. To provide for comparability, segment information reported in this Note 11 has been reclassified to reflect the impact of changes made in our segments for the reporting periods included herein. These reclassifications have no effect on reported consolidated revenue, loss from operations, net loss or per share amounts. These reclassifications also have no effect on reported segment revenues.

Management evaluates segment performance based on operating data (revenue, costs of revenue, and other operating expenses). Management does not evaluate and manage segment performance based on assets.

For segment reporting, we classify operating expenses as either “direct” or “indirect.” Direct expense refers to costs attributable solely to either selling and marketing efforts or research and development efforts. Indirect expense refers to costs that management considers to be overhead in running the business. In evaluating segment performance, management evaluates expenditures for both selling and marketing and research and development efforts at the segment level without the allocation of overhead expenses, such as rent, utilities and depreciation on property and equipment.

Operating segment revenues and profitability for the three months ended March 31, 2010 and 2009 (as adjusted) were as follows (in thousands):

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$8,330	$12,791	$21,121	$6,827	$14,176	$21,003
Costs of revenue	2,722	9,116	11,838	2,171	10,636	12,807

Gross profit	5,608	3,675	9,283	4,656	3,540	8,196
Gross margin	67%	29%	44%	68%	25%	39%
Operating expenses:
Direct selling and marketing	2,936	964	3,900	2,662	1,504	4,166
Direct research and development	966	—	966	930	—	930
Indirect	2,184	832	3,016	2,737	1,630	4,367

Income (loss) from operations	$(478)	$1,879	$1,401	$(1,673)	$406	$(1,267)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2009 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission.

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

We provide software which includes automatic call distribution with skills-based routing, interactive voice response with speech recognition, computer telephony integration capabilities, reporting, work force optimization, e-learning, call center agent hiring and customer feedback measurement tools. Taken together, the inContact cloud-based platform creates an integrated solution for call centers, including those with distributed workforces – either at-home or multi-site.

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

Selling and Marketing

        Selling and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, expenses, travel costs and allocated overhead. We intend to continue to invest in selling and marketing. Accordingly, selling and marketing expenses could increase in absolute dollars depending on our investment decisions in line with our ongoing assessment of the market opportunity to support additional growth.

Research and Development

Research and development expenses consist primarily of the non-capitalized portion of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, quality assurance, market research, testing, product management, and allocated overhead. We expect research and development expenses to increase in absolute dollars in the future as we intend to release new features and functionality on a frequent basis, expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and Administrative

General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We expect general and administrative expenses as a percentage of revenue to decrease as we continue to leverage our existing general and administrative personnel and other expenses to support our anticipated growth. General and administrative expenses in absolute dollars may increase or decrease depending upon investments we make to support the size of our business.

RESULTS OF OPERATIONS

Reclassifications

Beginning in the second quarter of 2009, we made a number of reclassifications to our historical consolidated statements of operations. We added the captions “Software revenue,” “Telecom Revenue,” “Software costs of revenue,” “Telecom costs of revenue” and “Gross profit” to our consolidated statements of operations, which previously included single line items for revenue and costs of revenue (excluding depreciation and amortization) and did not include a gross profit subtotal. Also, we changed our allocation of certain operating expenses within our consolidated statements of operations. Depreciation and amortization expense related to revenue generating assets is included in the captions “Software costs of revenue” and “Telecom costs of revenue.” Depreciation and amortization expense not associated with revenue generating assets is allocated to our other operating expense categories. Depreciation and amortization expense was previously reported separately in the caption “Depreciation and amortization.” In addition, professional service costs, costs associated with providing customer service, and overhead expenses have been allocated to “Software costs of revenue” and “Telecom costs of revenue.” These costs were previously included in “General and administrative” expenses. We believe this presentation provides increased transparency and improved comparability of our costs of revenue and operating expenses and that gross profit is a useful, widely accepted measure of profitability and operating performance. These reclassifications had no effect on any reported measures of profit or loss, including our consolidated loss from operations, net loss or per share amounts.

Three Months Ended March 31, 2010 and 2009

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2010 compared to our condensed consolidated operating results for the three months ended March 31, 2009 (as adjusted) (in thousands):

	2010	2009	$ Change	% Change
Revenue	$21,121	$21,003	118	1%
Costs of revenue	11,838	12,807	(969)	(8)%

Gross profit	9,283	8,196	1,087

Gross margin	44%	39%
Operating expenses:
Selling and marketing	4,135	4,388	(253)	(6)%
Research and development	1,128	1,062	66	6%
General and administrative	2,619	4,013	(1,394)	(35)%

Total operating expenses	7,882	9,463	(1,581)

Income (loss) from operations	1,401	(1,267)	2,668
Other income (expense)	115	(423)	538	127%

Income (loss) before income taxes	1,516	(1,690)	3,206
Income tax expense	(14)	(13)	(1)

Net income (loss)	$1,502	$(1,703)	$3,205

Revenue

Total revenues increased $118,000 or 1% to $21.1 million during the three months ended March 31, 2010 compared to revenues of $21 million during the same period in 2009. The increase relates to an increase of $1.5 million in Software segment revenue due to our focus on sales and marketing efforts on our all-in-one hosted inContact suite. This increase is offset by a decrease of $1.4 million in Telecom segment revenue due to expected attrition of our telecom-only customers and a loss of revenue from low-margin customers that we purposely moved off our network in the third quarter of 2009.

Costs of revenue and gross margin

Costs of revenue decreased $1 million or 8% to $11.8 million during the three months ended March 31, 2010 compared to $12.8 million during the same period of 2009. As a result, our gross margin increased five percentage points to 44% during the three months ended March 31, 2010 from 39% during the three months ended March 31, 2009. The increase in gross profit is primarily driven by our transition in sales mix from our Telecom segment that has lower margins to our Software segment, which has much higher margins, and the increase in gross margin for the Telecom segment.

Selling and marketing

Selling and marketing expense decreased $253,000 or 6% to $4.1 million during the three months ended March 31, 2010 from $4.4 million during the same period in 2009. This decrease is primarily due to reduced commissions expense related to legacy Telecom customers and reduced labor costs from our efforts in the fourth quarter of 2009 to reduce costs.

Research and development

Research and development expense remained relatively flat at $1.1 million for the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010, we capitalized an additional $862,000 of costs related to our internally developed software compared to $721,000 during the same period in 2009.

General and administrative

General and administrative expense decreased $1.4 million or 35% to $2.7 million during the three months ended March 31, 2010 compared to $4.0 million during the same period in 2009. The decrease is primarily due to our efforts to reduce overhead costs in the fourth quarter of 2009 and severance compensation charges for a former executive officer in the first quarter of 2009, resulting in reduced labor costs. Also, there was a decrease in facility and equipment rent and stock based compensation.

Other income (expense)

Other income increased $538,000 to $115,000 during the three months ended March 31, 2010 from an expense of $423,000 during the same period in 2009. Net interest expense decreased $118,000 for the first quarter of 2010 compared to the comparable period in 2009 due to a lower outstanding balance on our revolving credit agreement in 2010 as compared to 2009. The remaining increase of $420,000 is due to the change in fair value of our warrant liability (“Warrants”). During the three months ended March 31, 2010, the fair value of Warrants decreased $184,000 and the fair value of Warrants increased $236,000 during the three months ended March 31, 2009.

Income taxes

Income taxes consist of state income taxes and remained relatively flat for the quarter ended March 31, 2010 as compared to comparable period of 2009. Income tax expense did not increase significantly as a result of our net income for the three months ended March 31, 2010 because of our net operating loss carry-forwards.

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

We report financial information for our operating segments based on the way that management organizes the segments within the business for making operating decisions and assessing performance. Beginning in the second quarter of 2009, in conjunction with the change in our consolidated statements of operations described in Note 1 under the heading “Reclassifications,” we reevaluated our approach to how we compile segment financial information for purposes of making operating decisions and assessing performance. As a result, we made changes to the manner in which certain indirect expenses are allocated to our two operating segments: Software and Telecom. Due primarily to this change, beginning in the second quarter of 2009, a larger portion of total indirect expenses are allocated to the Software segment than has historically been allocated to the Software segment since we began disclosing segment financial information. To provide for comparability, segment information reported has been reclassified to reflect the impact of changes made in our segments for the reporting periods included herein. These reclassifications have no effect on reported consolidated revenue, loss from operations, net loss or per share amounts. These reclassifications also have no effect on reported segment revenues.

For segment reporting, we classify operating expenses as either “direct” or “indirect.” Direct expense refers to costs attributable solely to either selling and marketing efforts or research and development efforts. Indirect expense refers to costs that management considers to be overhead in running the business. Management evaluates expenditures for both selling and marketing and research and development efforts at the segment level without the allocation of overhead expenses, such as compensation, rent, utilities and depreciation on property and equipment.

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009 (1)	$ Change	% Change
Revenue	$8,330	$6,827	1,503	22%
Costs of revenue	2,722	2,171	551	25%

Gross profit	5,608	4,656

Gross margin	67%	68%

Operating expenses:
Direct selling and marketing	2,936	2,662	274	10%
Direct research and development	966	930	36	4%
Indirect	2,184	2,737	(553)	(20)%

Loss from operations	$(478)	$(1,673)

(1)	As previously discussed, we changed the way we report our segments. Accordingly, we have reclassified amounts previously reported in the 2009 segment operating results to conform to our current presentation.

The Software segment revenue increased by $1.5 million or 22% to $8.3 million during the three months ended March 31, 2010 from $6.8 million during the same period in 2009. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $436,000 for the first quarter of 2010 compared to $349,000 for the first quarter of 2009.

Gross margin decreased one percentage point to 67% in 2010 compared to 68% in 2009. The decrease in gross margin is primarily attributable to an increase in stock compensation as a result of recapturing stock compensation expense from forfeitures during the three months ended March 31, 2009.

Direct selling and marketing expenses in the Software segment increased $274,000 or 10% to $2.9 million during the three months ended March 31, 2010 compared to $2.7 million during the same period in 2009. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the Software segment by investing in research and development. During the three months ended March 31, 2010 we incurred $1 million in direct research and development costs compared to $930,000 during the same period in 2009 and have capitalized an additional $862,000 of costs incurred during the three months ended March 31, 2010 related to our internally developed software compared to $721,000 during the three months ended March 31, 2009. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased $553,000 or 20% to $2.2 million during the three months ended March 31, 2010 from $2.7 million for the same period in 2009. This decrease primarily relates to our efforts to reduce overhead costs in the fourth quarter of 2009 and severance compensation charges for an executive officer terminated in the first quarter of 2009.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009 (1)	$ Change	% Change
Revenue	$12,791	$14,176	(1,385)	(10)%
Costs of revenue	9,116	10,636	(1,520)	(14)%

Gross profit	3,675	3,540

Gross margin	29%	25%

Operating expenses:
Direct selling and marketing	964	1,504	(540)	(36)%
Direct research and development	—	—	—	0%
Indirect	832	1,630	(798)	(49)%

Income from operations	$1,879	$406

(1)	As previously discussed, we changed the way we report our segments. Accordingly, we have reclassified amounts previously reported in the 2009 segment operating results to conform to our current presentation.

We continue to see decreases in Telecom segment revenue as we focus our efforts on the software segment. Overall Telecom segment revenue decreased $1.4 million or 10% to $12.8 million during three months ended March 31, 2010 from $14.2 million for the same period in 2009. This decrease is due to the expected attrition of our telecom-only customers as we focus our efforts on our inContact suite of services and a loss of revenue from low-margin customers that we purposely moved off our network in the third quarter of 2009. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 14% due to continued improvement in carrier rates, and a reduction in the low-margin business mentioned previously. Selling and marketing expenses decreased 36% during the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to a decrease in commissions as we continue to focus more on our selling and marketing efforts of the Software segment. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased 49% during the three months ended March 31, 2010 compared to the same period in 2009. The reduction of indirect expenses is primarily due to our efforts to reduce costs in the fourth quarter of 2009 and more indirect costs being allocated to the Software segment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2011. At March 31, 2010, we had $10.6 million of cash and cash equivalents. In addition to our $10.6 million of cash and cash equivalents, subject to meeting covenant requirements, we have access to additional available borrowings under our revolving credit note with Zions entered into in July 2009. The available borrowings under the revolving credit note are $2.7 million at March 31, 2010, resulting in total cash and additional availability under the revolving credit note of $13.3 million at March 31, 2010. The balance of our revolving credit note at March 31, 2010 was $5.8 million. In April 2010, we paid $5.5 million of the $5.8 million balance.

We generated net income of $1.5 million during the three months ended March 31, 2010. Additionally, significant non-cash expenses affecting operations during the three months ended March 31, 2010 were $1.3 million of depreciation and amortization and $218,000 of stock-based compensation offset by a non-cash gain of $184,000 for the change in the fair value of certain warrants. Our operating activities provided cash flows of $2.7 million during the three months ended March 31, 2010.

        In February 2010, we entered into an equipment leasing facility with Zions. Under the terms of the leasing facility, Zions has agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year “London InterBank Offered Rate (LIBOR),” plus 4.5%. We had not utilized the additional equipment leasing facility at March 31, 2010.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. In October of 2009, we took measures to reduce operating expenses, including headcount reductions to accelerate the growth in cash generated from operations. Due in part to these measures, cash generated from operations was $2.7 million during the three months ended March 31, 2010. We believe the savings generated by these measures will continue to generate cash from operations. We expect to rely on internally generated cash, our revolving credit facility and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our revolving credit note and available borrowings under our equipment leasing facility will be sufficient to meet our cash requirements during at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are invested with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.

Interest rates on our new leasing facility and revolving credit facility are variable so market fluctuations in interest rate may increase our interest expense.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

During the quarter ended March 31, 2010, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part I, Item 3 of our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2010.

ITEM 1A. RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in the 2009 Annual Report on Form 10-K under Item 1A “Risk Factors,” actual results may differ from those in the forward-looking statements.

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

inContact, INC.

Date: May 7, 2010	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: May 7, 2010	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Principal Financial and Accounting Officer