Form 10-Q
period 2010-06-30
inContact, Inc.
filed 2010-08-06
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2010
Common Stock, $0.0001 par value	35,061,338 shares

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$10,180	$10,852
Restricted cash	80	80
Auction rate preferred securities	—	125
Accounts and other receivables, net of allowance for doubtful accounts of $1,161 and $1,371, respectively	9,151	9,165
Other current assets	1,829	1,584

Total current assets	21,240	21,806

Restricted cash	166	166
Property and equipment, net of accumulated depreciation of $15,573 and $13,258, respectively	10,916	10,378
Intangible assets, net	2,215	2,501
Goodwill	3,860	3,577
Other assets	387	501

Total assets	$38,784	$38,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,575	$6,120
Accrued liabilities	2,177	2,773
Accrued commissions	1,023	1,136
Current portion of deferred revenue	870	1,085
Current portion of long-term debt and capital lease obligations	1,610	1,844

Total current liabilities	12,255	12,958

Long-term debt and capital lease obligations	6,905	8,476
Deferred rent	330	369
Deferred revenue	40	134
Warrant liability	160	496

Total liabilities	19,690	22,433

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,061,338 and 34,776,823 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	3	3
Preferred Stock, 15,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	82,371	81,212
Accumulated deficit	(63,280)	(64,719)

Total stockholders’ equity	19,094	16,496

Total liabilities and stockholders’ equity	$38,784	$38,929

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenue:
Software	$8,327	$7,005	$16,657	$13,832
Telecom	12,117	14,422	24,908	28,598

Total net revenue	20,444	21,427	41,565	42,430

Costs of revenue:
Software	2,954	2,385	5,677	4,556
Telecom	8,769	10,744	17,885	21,380

Total costs of revenue	11,723	13,129	23,562	25,936

Gross profit	8,721	8,298	18,003	16,494

Operating expenses:
Selling and marketing	4,617	4,137	8,753	8,525
Research and development	1,275	1,087	2,403	2,149
General and administrative	2,980	3,723	5,599	7,736

Total operating expenses	8,872	8,947	16,755	18,410

Income (loss) from operations	(151)	(649)	1,248	(1,916)
Other income (expense):
Interest income	1	1	1	1
Interest expense	(48)	(196)	(116)	(383)
Other expense	(3)	—	(3)	—
Change in fair value of warrants	152	(140)	336	(376)

Total other income (expense)	102	(335)	218	(758)

Income (loss) before income taxes	(49)	(984)	1,466	(2,674)
Income tax expense	14	14	27	27

Net income (loss)	$(63)	$(998)	$1,439	$(2,701)

Net income (loss) per common share:
Basic	$(0.00)	$(0.03)	$0.04	$(0.09)
Diluted	$(0.00)	$(0.03)	$0.04	$(0.09)

Weighted average common shares outstanding:
Basic	34,960	31,163	34,892	31,117
Diluted	34,960	31,163	35,949	31,117

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2009	34,777	$3	$81,212	$(64,719)	$16,496
Common stock issued for options exercised	251	—	583	—	583
Issuance of restricted stock for services	33	—	96	—	96
Stock-based compensation	—	—	480	—	480
Net income	—	—	—	1,439	1,439

Balance at June 30, 2010	35,061	$3	$82,371	$(63,280)	$19,094

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,439	$(2,701)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,538	1,275
Amortization of software development costs	777	458
Amortization of intangible assets	286	640
Amortization of note financing costs	47	55
Stock-based compensation	576	810
Change in fair value of warrants	(336)	376
Loss on disposal of property	6	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	14	(325)
Other current assets	(245)	(304)
Other non-current assets	85	(7)
Trade accounts payable	409	(265)
Accrued liabilities	(596)	258
Accrued commissions	(113)	53
Deferred rent	(39)	(38)
Deferred revenue	(309)	351

Net cash provided by operating activities	3,539	636

Cash flows from investing activities:
Gross (increase) in restricted cash	—	(245)
Contingent purchase price payments	(273)	(354)
Redemption of auction rate preferred securities	125	125
Capitalized software development costs	(1,796)	(1,648)
Purchases of property and equipment	(368)	(407)

Net cash used in investing activities	(2,312)	(2,529)

Cash flows from financing activities:
Borrowings under the revolving credit notes	11,000	3,150
Payments under the revolving credit notes	(12,500)	(750)
Principal payments on long-term debt and capital leases	(982)	(697)
Proceeds from exercise of options and warrants	583	463

Net cash (used in) provided by financing activities	(1,899)	2,166

Net increase (decrease) in cash and cash equivalents	(672)	273
Cash and cash equivalents at beginning of period	10,852	4,096

Cash and cash equivalents at end of period	$10,180	$4,369

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in trade accounts payable	$41	$19
Contingent purchase price payments included in accounts payable	$66	$5
Property and equipment and other assets financed through capital leases	$659	$385
Cashless exercise of warrants	$—	$25

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. The results of operations for the three and six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2009 Annual Report on Form 10-K. The only component of comprehensive income is net income.

Recent Accounting Pronouncements

In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. The guidance addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not anticipate the adoption of this guidance will have a significant impact on the timing or amount of revenue recognized as we anticipate to still only have one unit of accounting for our inContact suite of services arrangements that have professional services (see Note 2).

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

Revenue is determined and recognized based on the type of service that is provided for the customer as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with contact handling technology; multimedia contact management (voice, fax, e-mail and chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and online training tools. Monthly recurring charges are generally billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers do not have the right to take possession of our hosted software. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. ASC 605-25 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not established stand alone value for our professional services (the delivered element) nor objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $910,000 of deferred revenue at June 30, 2010 and $1.2 million of deferred revenue at December 31, 2009. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

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

NOTE 3. BASIC AND DILUTED NET INCOME OR LOSS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six month periods ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(63)	$(998)	$1,439	$(2,701)

Denominator:
Basic weighted average shares outstanding	34,960	31,163	34,892	31,117
Effect of dilutive securities:
Stock warrants	—	—	234	—
Stock options	—	—	504	—
Restricted stock units	—	—	319	—

Diluted weighted average shares outstanding	34,960	31,163	35,949	31,117

Net income (loss) per share
Basic	$(0.00)	$(0.03)	$0.04	$(0.09)
Diluted	$(0.00)	$(0.03)	$0.04	$(0.09)

Potentially dilutive securities representing approximately 2.5 million shares of common stock at June 30, 2010 were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. As a result of incurring a net loss for the three months ended June 30, 2010, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.

As a result of incurring a net loss for the three and six months ended June 30, 2009, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 6.1 million shares of common stock at June 30, 2009.

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

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2010.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

The following table represents the fair value hierarchy for liabilities, which we measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
ComVest warrants	$—	$—	$160	$160

The following table represents the fair value hierarchy for assets and liabilities, which we measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Auction rate preferred securities	$—	$—	$125	$125
Liabilities:
ComVest warrants	$—	$—	$496	$496

Recurring Level 3 Activity

The tables below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

The following table presents the activity for items measured at fair value on recurring basis categorized as Level 3 for the three months ended June 30, 2010 and 2009 (in thousands):

	Auction Rate Preferred Securities	Warrants
Balance at March 31, 2009	$100	$(349)
Total change in fair value	—	(140)
Total redemptions	—	—

Balance at June 30, 2009	$100	$(489)

Balance at March 31, 2010	$—	$(312)
Total change in fair value	—	152
Total redemptions	—	—

Balance at June 30, 2010	$—	$(160)

The following table presents the activity for items measured at fair value on recurring basis categorized as Level 3 for the six months ended June 30, 2010 and 2009 (in thousands):

	Auction Rate Preferred Securities	Warrants
Balance at December 31, 2008	225	(113)
Total change in fair value	—	(376)
Total redemptions	(125)	—

Balance at June 30, 2009	$100	$(489)

Balance at December 31, 2009	125	(496)
Total change in fair value	(125)	336
Total redemptions	—	—

Balance at June 30, 2010	$—	$(160)

Auction Rate Preferred Securities

Auction Rate Preferred Securities (“ARPS”) were our only assets measured at fair value on a recurring basis at December 31, 2009. We classified the investment in ARPS as a Level 3 investment as these securities had significant unobservable inputs. The fair value of the investment in ARPS as of December 31, 2009 was $125,000, calculated utilizing a discounted cash flow analysis. In February 2010, all of the remaining ARPS were redeemed by the issuer and we received cash proceeds of $125,000.

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

Accordingly, on January 1, 2009, we began recognizing the warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. We measured the estimated fair value of these warrants as of June 30, 2010, and recorded a $336,000 gain during the six months ended June 30, 2010, to record the liabilities associated with these warrants at their estimated fair values totaling $160,000 as of that date as compared to estimated fair values of $496,000 at December 31, 2009. We estimated the fair values of these securities using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model at June 30, 2010 were as follows: a volatility rate of 57%, a risk-free interest rate of 0.32%, an expected life of 0.9 years and no dividend yield.

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

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 consisted of the following (in thousands):

Balance as of December 31, 2010	$3,577
Goodwill adjustment	283

Balance as of June 30, 2010	$3,860

The goodwill adjustment of $283,000 in the first two quarters of 2010 was a result of contingent purchase price payments related to acquisitions in previous years. Goodwill from acquisitions is attributable to the Software segment.

Intangible assets consisted of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross assets	Accumulated amortization	Intangible assets, net	Gross assets	Accumulated amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,126	$369	$16,495	$16,087	$408
Technology and patents	10,231	9,361	870	10,231	9,158	1,073
Trade names and trade marks	1,194	272	922	1,194	233	961
Non-compete agreement	333	333	—	333	328	5
Domain name	54	—	54	54	—	54

Total	$28,307	$26,092	$2,215	$28,307	$25,806	$2,501

We recorded amortization expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Amortization expense	140	241	286	640

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued payroll and other compensation	$1,433	$1,879
Accrued payphone and carrier charges	215	261
Current portion of operating lease obligations	40	40
Accrued professional fees	254	231
Current portion of deferred rent	94	76
Other	141	286

Total	$2,177	$2,773

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $11.0 million from our revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and paid down $12.5 million on the Revolving Credit Agreement during the six months ended June 30, 2010. The balance of our Revolving Credit Agreement was $5.8 million at June 30, 2010. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2012. There was $2.7 million of unused commitment at June 30, 2010 under the Revolving Credit Agreement.

In August 2010, we amended the adjusted EBITDA financial covenants related to the Zions Revolving Credit Agreement. The amended financial covenants require that we maintain a minimum EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges) of $350,000 for the third quarter 2010, $450,000 for the fourth quarter 2010, $900,000 for the first quarter 2011 and $1.5 million for each quarter thereafter.

We have $2.1 million of capital lease obligations at June 30, 2010 related to equipment leasing facilities entered into prior to December 31, 2009.

In February 2010, we entered into an additional equipment leasing facility with Zions Credit Corporation (“Zions Credit”). Under the terms of the leasing facility, Zions Credit has agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions Credit will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%. We have $159,000 of capital lease obligations related to this leasing facility at June 30, 2010.

In June 2010, we entered into a capital lease obligation for certain software licensing, which will require three annual payments beginning in July 2010, totaling $536,000. We have recorded $500,000 of capital lease obligations related to this lease at June 30, 2010.

NOTE 8. CAPITAL TRANSACTIONS

In December 2008, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue as partial consideration for services a total of 100,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing January 1, 2009. We issued 33,000 shares of common stock valued at $96,000 to this third party during the six months ended June 30, 2010 pursuant to the consulting agreement.

During the six months ended June 30, 2010, we received proceeds of $583,000 from the exercise of 251,000 options.

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

NOTE 10. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense using the graded-vesting method over the period in which the award is expected to vest. Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the results for the year is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

We recorded stock-based compensation expense (including stock options, warrants, restricted stock units and restricted stock) to the same departments where cash compensation was recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Costs of revenue	$71	$2	$102	$5
Selling and marketing	73	96	132	157
Research and development	94	75	(28)	136
General and administrative	120	249	370	512

Total	$358	$422	$576	$810

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
Dividend yield	None	None
Volatility	74%	67%
Risk-free interest rate	2.02%	1.79%
Expected life (years)	4.0	4.5

During the six months ended June 30, 2010, we granted 757,000 stock options, principally to our executive officers, with exercise prices ranging from $2.48 to $3.42 and a weighted-average fair value of $1.71. During the six months ended June 30, 2009, we granted 882,300 stock options, principally to our executive officers, with exercise prices ranging from $1.32 to $2.63 and a weighted-average fair value of $1.09.

As of June 30, 2010, there was $1.7 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.3 years.

We amended the inContact 2008 Equity Incentive Plan increasing the number of common shares available for awards from 2,272,500 to 3,272,500 in June 2010.

NOTE 12. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $6,000 per month during the six months ended June 30, 2010 and 2009 for consulting, marketing, and capital raising activities. We owed the Chairman $6,000 at June 30, 2010 and December 31, 2009. The Chairman has also provided his personal guaranty in the amount of up to $250,000 to certain long distance carriers, for which we have agreed to indemnify him for any losses for which he may become liable.

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

Operating segment revenues and profitability for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$8,327	$12,117	$20,444	$7,005	$14,422	$21,427
Costs of revenue	2,954	8,769	11,723	2,385	10,744	13,129

Gross profit	5,373	3,348	8,721	4,620	3,678	8,298

Gross margin	65%	28%	43%	66%	26%	39%
Operating expenses:
Direct selling and marketing	3,591	784	4,375	2,568	1,370	3,938
Direct research and development	1,117	—	1,117	942	—	942
Indirect	2,543	837	3,380	2,568	1,499	4,067

Total operating expenses	7,251	1,621	8,872	6,078	2,869	8,947

Income (loss) from operations	$(1,878)	$1,727	$(151)	$(1,458)	$809	$(649)

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$16,657	$24,908	$41,565	$13,832	$28,598	$42,430
Costs of revenue	5,677	17,885	23,562	4,556	21,380	25,936

Gross profit	10,980	7,023	18,003	9,276	7,218	16,494

Gross margin	66%	28%	43%	67%	25%	39%
Operating expenses:
Direct selling and marketing	6,527	1,749	8,276	5,230	2,874	8,104
Direct research and development	2,083	—	2,083	1,872	—	1,872
Indirect	4,727	1,669	6,396	5,305	3,129	8,434

Total operating expenses	13,337	3,418	16,755	12,407	6,003	18,410

Income (loss) from operations	$(2,357)	$3,605	$1,248	$(3,131)	$1,215	$(1,916)

NOTE 14. SUBSEQUENT EVENTS

In July 2010, we granted 112,179 restricted stock units to our Board of Directors. The grants were valued at $280,000 based on the average closing stock price of inContact common stock for the five days prior to the date of grant.

In July 2010, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue as partial consideration for services a total of 24,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 12-month period commencing July 1, 2010.

In August 2010, we amended the adjusted EBITDA financial covenants with Zions and changed the maturity date of the Revolving Credit Agreement to July 2012. The amended financial covenants require that we maintain a minimum EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges) of $350,000 for the third quarter 2010, $450,000 for the fourth quarter 2010, $900,000 for the first quarter 2011 and $1.5 million for each quarter thereafter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2009 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission on March 12, 2010.

OVERVIEW

We began in 1997 as a reseller of telecommunications services and have evolved to become a leading provider of end-to-end, cloud computing contact center services and network connectivity. We strive to deliver the most proven solutions quickly and with ease, helping our customers reduce the cost and improve the quality of every user interaction.

In 2005, we began offering cloud computing call center solutions to the call-center market. Our dynamic technology platform provides our customers a solution without the costs and complexities of legacy systems. Our proven delivery model provides cost savings and removes the complexities of deploying and maintaining a premised-based solution, while providing flexibility to change with business needs.

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

SOURCES OF REVENUE

We derive our revenues from two major business activities: (1) hosting and support of our inContact suite and associated professional services and (2) reselling telecommunication services. Since 2005, our primary business focus has been on selling and marketing our inContact suite.

Software

Software hosting and support of our inContact suite is provided on a monthly basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact suite experience. Our hosting services provide remote management and maintenance of our software and customers’ data. Customers access “hosted” software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our telecommunications and data network is fundamental to our inContact suite and allows us to provide the all-in-one inContact solution.

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

Selling and Marketing

Selling and marketing expenses consist primarily of salaries (including stock-based compensation) and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, expenses, travel costs and allocated overhead. We intend to continue to invest in selling and marketing. Accordingly, selling and marketing expenses could increase in absolute dollars depending on our investment decisions in line with our ongoing assessment of the market opportunity to support additional growth.

Research and Development

Research and development expenses consist primarily of the non-capitalized portion of salary (including stock-based compensation) and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, quality assurance, market research, testing, product management, and allocated overhead. We expect research and development expenses to increase in absolute dollars in the future as we intend to release new features and functionality on a frequent basis, expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and Administrative

General and administrative expenses consist primarily of salary (including stock-based compensation) and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We expect general and administrative expenses as a percentage of revenue to decrease as we continue to leverage our existing general and administrative personnel and other expenses to support our anticipated growth. General and administrative expenses in absolute dollars may increase or decrease depending upon investments we make to support the size of our business.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

The following is a tabular presentation of our condensed consolidated operating results for the three months ended June 30, 2010 compared to our condensed consolidated operating results for the three months ended June 30, 2009 (in thousands):

	2010	2009	$ Change	% Change
Revenue	$20,444	$21,427	$(983)	-5%
Costs of revenue	11,723	13,129	(1,406)	-11%

Gross profit	8,721	8,298	423

Gross margin	43%	39%
Operating expenses:
Selling and marketing	4,617	4,137	480	12%
Research and development	1,275	1,087	188	17%
General and administrative	2,980	3,723	(743)	-20%

Total operating expenses	8,872	8,947	(75)

Loss from operations	(151)	(649)	498

Other income (expense)	102	(335)	437	-130%

Loss before income taxes	(49)	(984)	935
Income tax expense	14	14	—

Net loss	$(63)	$(998)	$935

Revenue

Total revenues decreased $983,000 or 5% from $21.4 million during the three months ended June 30, 2009 compared to revenues of $20.4 million during the same period in 2010. The decrease relates to a decrease of $2.3 million in Telecom segment revenue due to anticipated attrition. The decrease is offset by an increase of $1.3 million in Software revenue related to our increased sales and marketing efforts of our inContact suite.

Costs of revenue and gross margin

Costs of revenue decreased $1.4 million or 11% to $11.7 million during the three months ended June 30, 2010 compared to $13.1 million during the same period of 2009. As a result, our gross margin increased four percentage points to 43% during the three months ended June 30, 2010 from 39% during the same period of 2009. The increase in gross profit is primarily driven by our transition in sales mix from our Telecom segment that has lower margins to our Software segment, which has much higher margins, and the increase in gross margin for the Telecom segment due to the termination of low-margin Telecom customers that we purposely moved off our network in the third quarter of 2009.

Selling and marketing

Selling and marketing expense increased $480,000 or 12% to $4.6 million during the three months ended June 30, 2010 from $4.1 million during the same period in 2009. This increase is a result of our increased selling and marketing efforts during the three months ended June 30, 2010, compared to the same period in 2009. The increase in our selling and marketing efforts was offset by reduced commissions expense related to legacy Telecom.

Research and development

Research and development expense increased $188,000 or 17% to $1.3 million during the three months ended June 30, 2010 from $1.1 million during the same period in 2009. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies. In addition, during the three months ended June 30, 2010, we capitalized $934,000 of costs related to our internally developed software compared to $808,000 during the same period in 2009.

General and administrative

General and administrative expense decreased $743,000 or 20% to $3.0 million during the three months ended June 30, 2010 compared to $3.7 million during the same period in 2009. The decrease is primarily due to a reduction of overhead costs in the fourth quarter of 2009. Also, facility and equipment rent and stock based compensation decreased.

Other expense

Other income increased $437,000 to $102,000 during the three months ended June 30, 2010 from an expense of $335,000 during the same period in 2009. Net interest expense decreased $148,000 for the second quarter of 2010 compared to the comparable period in 2009 due to a lower outstanding balance on our revolving credit agreement in 2010 as compared to 2009. The remaining increase of $290,000 primarily relates to the change in fair value of our warrant liability. During the three months ended June 30, 2010, the fair value of our warrant liability decreased $152,000 and the fair value of our warrant liability increased $140,000 during the three months ended June 30, 2009.

Income taxes

Income taxes consist of state income taxes and remained relatively flat for the quarter ended June 30, 2010 as compared to comparable period of 2009. We do not have any federal tax expense due to net operating loss (“NOL”) carry-forwards that offset any tax expense for the period. We also have a full valuation allowance on all deferred tax assets.

Six Months Ended June 30, 2010 and 2009

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2010 compared to our condensed consolidated operating results for the six months ended June 30, 2009, as adjusted (in thousands):

	2010	2009	$ Change	% Change
Revenue	$41,565	$42,430	$(865)	-2%
Costs of revenue	23,562	25,936	(2,374)	-9%

Gross profit	18,003	16,494	1,509

Gross margin	43%	39%
Operating expenses:
Selling and marketing	8,753	8,525	228	3%
Research and development	2,403	2,149	254	12%
General and administrative	5,599	7,736	(2,137)	-28%

Total operating expenses	16,755	18,410	(1,655)

Income (loss) from operations	1,248	(1,916)	3,164

Other income (expense)	218	(758)	976	-129%

Income (loss) before income taxes	1,466	(2,674)	4,140
Income tax expense	27	27	—

Net income (loss)	$1,439	$(2,701)	$4,140

Revenue

Total revenues decreased $865,000 or 2% from $42.4 million during the six months ended June 30, 2009 compared to revenues of $41.6 million during the same period in 2010. The decrease relates to a decrease of $3.7 million in Telecom segment revenue due to anticipated attrition. The decrease is offset by an increase of $2.8 million in Software revenue related to our increased sales and marketing efforts of our inContact suite

Costs of revenue and gross margin

Costs of revenue decreased $2.4 million or 9% to $23.6 million during the six months ended June 30, 2010 compared to $25.9 million during the same period of 2009. As a result, our gross margin increased four percentage points to 43% during the six months ended June 30, 2010, from 39% during the same period of 2009. The increase in gross profit is primarily driven by our transition in sales mix from our Telecom segment that has lower margins to our Software segment, which has much higher margins, and the increase in gross margin for the Telecom segment due to the termination of low-margin Telecom customers that we purposely moved off our network in the third quarter of 2009

Selling and marketing

Selling and marketing expense increased $228,000 or 3% to $8.8 million during the six months ended June 30, 2010 from $8.5 million during the same period in 2009. This increase is a result of our increased selling and marketing efforts during the six months ended June 30, 2010, compared to the same period in 2009. The increase in our selling and marketing efforts was offset by reduced commissions expense related to legacy Telecom customers.

Research and development

Research and development expense increased $254,000 or 12% to $2.4 million during the six months ended June 30, 2010 from $2.2 million during the same period in 2009. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies. In addition, during the six months ended June 30, 2010, we capitalized $1.8 million of costs related to our internally developed software compared to $1.6 million during the same period in 2009.

General and administrative

General and administrative expense decreased $2.1 million or 28% to $5.6 million during the six months ended June 30, 2010 compared to $7.7 million during the same period in 2009. The decrease is primarily due to a reduction of overhead costs in the fourth quarter of 2009. Also, facility and equipment rent and stock based compensation decreased.

Other expense

Other income increased $976,000 to $218,000 during the six months ended June 30, 2010 from an expense of $758,000 during the same period in 2009. Net interest expense decreased $267,000 for the six months ended June 30, 2010 compared to the comparable period in 2009 due to a lower outstanding balance on our revolving credit agreement in 2010 as compared to 2009. The remaining increase of $710,000 primarily relates to the change in fair value of our warrant liability. During the six months ended June 30, 2010, the fair value of our warrant liability decreased $336,000 and the fair value of our warrant liability increased $376,000 during the six months ended June 30, 2009.

Income taxes

Income taxes consist of state income taxes and remained relatively flat for the six months ended June 30, 2010 as compared to comparable period of 2009. Income tax expense did not increase significantly as a result of our net income for the six months ended June 30, 2010 because of our NOL carry-forwards that offset any federal tax expense and the majority of state tax expenses. We also have a full valuation allowance on all deferred tax assets.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and six months ended June 30, 2010 and 2009, (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$8,327	$7,005	$1,322	19%	$16,657	$13,832	$2,825	20%
Costs of revenue	2,954	2,385	569	24%	5,677	4,556	1,121	25%

Gross profit	5,373	4,620			10,980	9,276

Gross margin	65%	66%			66%	67%
Operating expenses:
Direct selling and marketing	3,591	2,568	1,023	40%	6,527	5,230	1,297	25%
Direct research and development	1,117	942	175	19%	2,083	1,872	211	11%
Indirect	2,543	2,568	(25)	-1%	4,727	5,305	(578)	-11%

Loss from operations	$(1,878)	$(1,458)			$(2,357)	$(3,131)

Three Months Ended June 30, 2010 and 2009

The Software segment revenue increased $1.3 million or 19% to $8.3 million during the three months ended June 30, 2010 from $7.0 million during the same period in 2009. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $437,000 for the second quarter of 2010 compared to $367,000 for the second quarter of 2009.

Gross margin decreased one percentage point to 65% in 2010 compared to 66% in 2009. The decrease in gross margin is primarily attributable to an increase in capitalized software depreciation and an increase in personnel costs to help support the growth in the software segment.

Direct selling and marketing expenses in the Software segment increased $1.0 million or 40% to $3.6 million during the three months ended June 30, 2010 compared to $2.6 million during the same period in 2009. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships and our efforts to increase our selling and marketing efforts during 2010 as compared to 2009. We also continue to develop the services provided in the Software segment by investing in research and development. During the three months ended June 30, 2010 we incurred $1.1 million in direct research and development costs compared to $942,000 during the same period in 2009 and have capitalized an additional $934,000 of costs incurred during the three months ended June 30, 2010 related to our internally developed software compared to $808,000 during the three months ended June 30, 2009. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on certain property and equipment, remained relatively flat at approximately $2.5 million during the three months ended June 30, 2010 and 2009.

Six Months Ended June 30, 2010 and 2009

The Software segment revenue increased by $2.8 million or 20% to $16.6 million during the six months ended June 30, 2010 from $13.8 million during the same period in 2009. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $874,000 for the first half of 2010 compared to $716,000 for the first half of 2009.

Gross margin decreased one percentage point to 66% in 2010 compared to 67% in 2009. The decrease in gross margin is primarily attributable to an increase in capitalized software depreciation and an increase in personnel costs to help support the growth in the software segment.

Direct selling and marketing expenses in the Software segment increased $1.3 million or 25% to $6.5 million during the six months ended June 30, 2010 compared to $5.2 million during the same period in 2009. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships and our efforts to increase our selling and marketing efforts during 2010 as compared to 2009. We also continue to develop the services provided in the Software segment by investing in research and development. During the six months ended June 30, 2010 we incurred $2.1 million in direct research and development costs compared to $1.9 million during the same period in 2009 and have capitalized an additional $1.8 million of costs incurred during the six months ended June 30, 2010 related to our internally developed software compared to $1.6 million during the six months ended June 30, 2009. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased $578,000 or 11% to $4.7 million during the six months ended June 30, 2010 from $5.3 million for the same period in 2009. This decrease primarily relates to our efforts to reduce overhead costs in the fourth quarter of 2009 and severance compensation charges for an executive officer terminated in the first quarter of 2009.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three and six months ended June 30, 2010 and 2009, (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$12,117	$14,422	$(2,305)	-16%	$24,908	$28,598	$(3,690)	-13%
Costs of revenue	8,769	10,744	(1,975)	-18%	17,885	21,380	(3,495)	-16%

Gross profit	3,348	3,678			7,023	7,218

Gross margin	28%	26%			28%	25%
Operating expenses:
Direct selling and marketing	784	1,370	(586)	-43%	1,749	2,874	(1,125)	-39%
Direct research and development	—	—			—	—
Indirect	837	1,499	(662)	-44%	1,669	3,129	(1,460)	-47%

Income from operations	$1,727	$809			$3,605	$1,215

Three Months Ended June 30, 2010 and 2009

We continue to see decreases in Telecom segment revenue as we focus our efforts on the software segment. Overall Telecom segment revenue decreased $2.3 million or 16% to $12.1 million during the three months ended June 30, 2010 compared to $14.4 million during the same period in 2009. This decrease is due to the expected attrition of our telecom-only customers as we focus our efforts on our inContact suite of services and a loss of revenue from low-margin customers that we purposely moved off our network in the third quarter of 2009. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 18% due to continued improvement in carrier rates, and a reduction in the low-margin business mentioned previously. Selling and marketing expenses decreased 43% during the three months ended June 30, 2010 as compared to the same period in 2009, primarily due to a decrease in commissions as we continue to focus more on our selling and marketing efforts of the Software segment. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased 44% during the three months ended June 30, 2010 compared to the same period in 2009. The reduction of indirect expenses is primarily due to our efforts to reduce costs in the fourth quarter of 2009 and more indirect costs being allocated to the Software segment.

Six Months Ended June 30, 2010 and 2009

We continue to see decreases in Telecom segment revenue as we focus our efforts on the software segment. Overall Telecom segment revenue decreased $3.7 million or 13% to $24.9 million during the six months ended June 30, 2010 compared to $28.6 million during the same period in 2009. This decrease is due to the expected attrition of our telecom-only customers as we focus our efforts on our inContact suite of services and a loss of revenue from low-margin customers that we purposely moved off our network in the third quarter of 2009. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 16% due to continued improvement in carrier rates, and a reduction in the low-margin business mentioned previously. Selling and marketing expenses decreased 39% during the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to a decrease in commissions as we continue to focus more on our selling and marketing efforts of the Software segment. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased 47% during the six months ended June 30, 2010 compared to the same period in 2009. The reduction of indirect expenses is primarily due to our efforts to reduce costs in the fourth quarter of 2009 and more indirect costs being allocated to the Software segment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2012. At June 30, 2010, we had $10.2 million of cash and cash equivalents. In addition to our $10.2 million of cash and cash equivalents, subject to meeting covenant requirements, we have access to additional available borrowings under our revolving credit note with Zions entered into in July 2009. The available borrowings under the revolving credit note are $2.7 million at June 30, 2010, resulting in total cash and additional availability under the revolving credit note of $12.9 million at June 30, 2010. The balance of our revolving credit note at June 30, 2010 was $5.8 million. In July 2010, we paid $4.0 million of the $5.8 million balance.

We generated net income of $1.4 million during the six months ended June 30, 2010. Additionally, significant non-cash expenses affecting operations during the six months ended June 30, 2010 were $2.6 million of depreciation and amortization and $576,000 of stock-based compensation offset by a non-cash gain of $336,000 for the change in the fair value of certain warrants. Our operating activities provided cash flows of $3.5 million during the six months ended June 30, 2010.

In February 2010, we entered into an equipment leasing facility with Zions Credit. Under the terms of the leasing facility, Zions Credit has agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions Credit will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year “London InterBank Offered Rate (LIBOR),” plus 4.5%. We had utilized $159,000 of this equipment leasing facility at June 30, 2010.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. In October of 2009, we took measures to reduce operating expenses, including headcount reductions to accelerate the growth in cash generated from operations. Due in part to these measures, cash generated from operations was $3.5 million during the six months ended June 30, 2010. We believe the savings generated by these measures will continue to generate cash from operations. We expect to rely on internally generated cash, our revolving credit facility and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our revolving credit note and available borrowings under our equipment leasing facility will be sufficient to meet our cash requirements during at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our Consolidated Audited Financial Statements and Notes thereto, which are both presented in our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

During the six months ended June 30, 2010, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part I, Item 3 of our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2010.

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

In July 2010, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue, as partial consideration for services, a total of 24,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 12-month period commencing July 1, 2010. The shares will be issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 5.	OTHER INFORMATION

On June 28, 2010, the Board of Directors approved an annual Director compensation plan, which applies to each of the directors, except Paul Jarman, who is our Chief Executive Officer. The terms of the plan are as follows:

•	Cash compensation of $50,000 per year paid in equal monthly installments commencing July 1 of each year; and

•

Equity compensation paid through an annual award of restricted stock units under inContact’s 2008 Equity Incentive Plan, in number equal to $50,000 divided by the fair market value of inContact’s common stock as determined under the 2008 Equity Incentive Plan on July 1 of each annual period, which is the grant date (fair market value is equal to the average closing price of a share of common stock reported on Nasdaq for the five trading days immediately preceding the date of grant);

•	Restricted stock unit awards vest in equal monthly installments over the one-year period commencing on the grant date;

•

Each restricted stock unit represents the right to receive one share of inContact common stock (subject to adjustment in the event of a stock dividend, share combination, recapitalization or similar event) upon termination of service as a Director for any reason, a greater than 50 percent change in voting control or membership of the Board of Directors, or a disposition of more than 50 percent of inContact’s assets; and

•

Each director serving as a chairperson of the Audit Committee, Compensation Committee, or Corporate Governance and Nominating Committee shall receive additional equity compensation paid through an annual award of restricted stock units under inContact’s 2008 Equity Incentive Plan (with the same vesting and other terms described above), in number equal to $10,000 divided by the fair market value of inContact’s common stock as determined under the 2008 Equity Incentive Plan on July 1 of each annual period, which is the grant date.

As a result of the adoption of the foregoing plan, the following restricted stock unit awards were granted July 1, 2010, based on a fair market value of $2.50 per common share:

Name	No. of Restricted Stock Units	Value of Restricted Stock Units (1)
Theodore Stern	20,032	$50,000
Steve Barnett	24,038	$60,000
Paul F. Koeppe	24,038	$60,000
Blake O. Fisher, Jr.	24,038	$60,000
Mark J. Emkjer	20,032	$50,000

(1)	This column represents the aggregate grant date fair value of restricted stock units calculated in accordance with ASC Topic 718 and do not correspond to the actual value that may be realized by the Directors.

On June 28, 2010, the Board of Directors also approved an arrangement to engage the consulting services of Theodore Stern, who serves as Chairman of the Board, and in consideration of such services, pay to him a fee of $7,000 per month plus office expenses of $500 per month.

On August 3, 2010, inContact, Inc. modified certain terms of that revolving credit loan agreement dated July 16, 2009 with Zions (“Modification”). The Modification extended the maturity date of the revolving credit loan agreement to July 1, 2012.

On August 3, 2010, inContact, Inc. also amended certain terms of that revolving credit loan agreement dated July 16, 2009, as amended by that certain amendment to revolving credit loan agreement dated February 22, 2010, with Zions (“Second Amendment”). The Second Amendment deleted the “Minimum Adjusted EBITDA” covenant and replaced it with the following “Minimum EBITDA” covenant:

Borrower shall maintain a minimum EBITDA, measured as of the last day of each quarter, as follows:

Period Ending	Amount
September 30, 2010	$350,000.00
December 31, 2010	$450,000.00
March 31, 2011	$900,000.00
June 30, 2011 and thereafter	$1,500,000.00

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

10.1	Note Modification Agreement and Allonge

10.2	Second Amendment to Loan Agreement

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: August 6, 2010	By:	/s/ Paul Jarman
Paul Jarman Chief Executive Officer

Date: August 6, 2010	By:	/s/ Gregory Ayers
Gregory Ayers Principal Financial and Accounting Officer