Form 10-Q
period 2010-09-30
inContact, Inc.
filed 2010-11-05
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

☐	Large accelerated filer	☒	Accelerated filer

☐	Non-accelerated file	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2010
Common Stock, $0.0001 par value	35,129,337 shares

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,887	$10,852
Restricted cash	80	80
Auction rate preferred securities	—	125
Accounts and other receivables, net of allowance for doubtful accounts of $1,124 and $1,371, respectively	9,993	9,165
Other current assets	2,141	1,584

Total current assets	21,101	21,806
Restricted cash	166	166
Property and equipment, net of accumulated depreciation of $16,750 and $13,258, respectively	10,911	10,378
Intangible assets, net	2,076	2,501
Goodwill	3,937	3,577
Other assets	362	501

Total assets	$38,553	$38,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,847	$6,120
Accrued liabilities	2,596	2,773
Accrued commissions	995	1,136
Current portion of deferred revenue	950	1,085
Current portion of long-term debt and capital lease obligations	1,330	1,844

Total current liabilities	12,718	12,958

Long-term debt and capital lease obligations	7,152	8,476
Deferred rent	309	369
Deferred revenue	21	134
Warrant liability	77	496

Total liabilities	20,277	22,433

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,098,338 and 34,776,823 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	3	3
Preferred Stock, 15,000,000 shares authorized; no shares issued and outstanding as of September 30, 2010 and December 31, 2009		—
Additional paid-in capital	82,872	81,212
Accumulated deficit	(64,599)	(64,719)

Total stockholders’ equity	18,276	16,496

Total liabilities and stockholders’ equity	$38,553	$38,929

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net revenue:
Software	$8,279	$7,357	$24,936	$21,189
Telecom	12,002	13,590	36,910	42,188

Total net revenue	20,281	20,947	61,846	63,377

Costs of revenue:
Software	3,029	2,430	8,706	6,986
Telecom	8,444	9,824	26,329	31,204

Total costs of revenue	11,473	12,254	35,035	38,190

Gross profit	8,808	8,693	26,811	25,187

Operating expenses:
Selling and marketing	5,120	4,583	13,873	13,108
Research and development	1,503	1,331	3,906	3,480
General and administrative	3,490	3,123	9,089	10,859

Total operating expenses	10,113	9,037	26,868	27,447

Income (loss) from operations	(1,305)	(344)	(57)	(2,260)

Other income (expense):
Interest income	—	1	1	2
Interest expense	(82)	(144)	(198)	(527)
Other expense	(1)	—	(4)	—
Change in fair value of warrants	83	(54)	419	(430)

Total other income (expense)	—	(197)	218	(955)

Income (loss) before income taxes	(1,305)	(541)	161	(3,215)
Income tax expense	14	12	41	39

Net income (loss)	$(1,319)	$(553)	$120	$(3,254)

Net income (loss) per common share:
Basic	$(0.04)	$(0.02)	$0.00	$(0.10)
Diluted	$(0.04)	$(0.02)	$0.00	$(0.10)

Weighted average common shares outstanding:
Basic	35,069	31,316	34,951	31,184
Diluted	35,069	31,316	35,912	31,184

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009	34,777	$3	$81,212	$(64,719)	$16,496
Common stock issued for options and warrants exercised	283	—	645	—	645
Issuance of restricted stock for services	38	—	109	—	109
Stock-based compensation	—	—	906	—	906
Net income	—	—	—	120	120

Balance at September 30, 2010	35,098	$3	$82,872	$(64,599)	$18,276

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$120	$(3,254)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	2,257	2,081
Amortization of software development costs	1,267	801
Amortization of intangible assets	425	738
Amortization of note financing costs	72	88
Stock-based compensation	1,015	1,219
Change in fair value of warrants	(419)	430
Loss on disposal of property	8	—
Interest accretion	5	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(828)	(1,070)
Other current assets	(356)	(410)
Other non-current assets	110	(29)
Trade accounts payable	717	(458)
Accrued liabilities	(204)	777
Accrued commissions	(141)	26
Deferred rent	(33)	(52)
Deferred revenue	(248)	323

Net cash from operating activities	3,767	1,210

Cash flows from investing activities:
Gross increase in restricted cash	—	(246)
Contingent purchase price payments	(353)	(544)
Redemption of auction rate preferred securities	125	150
Capitalized software development costs	(2,584)	(2,588)
Purchases of property and equipment	(627)	(697)

Net cash from investing activities	(3,439)	(3,925)

Cash flows from financing activities:
Borrowings under the revolving credit notes	16,000	6,270
Payments under the revolving credit notes	(17,500)	(2,750)
Principal payments on long-term debt and capital leases	(1,438)	(1,068)
Debt financing fees	—	(91)
Proceeds from exercise of options and warrants	645	476

Net cash from financing activities	(2,293)	2,837

Net increase (decrease) in cash and cash equivalents	(1,965)	122
Cash and cash equivalents at beginning of period	10,852	4,096

Cash and cash equivalents at end of period	$8,887	$4,218

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in trade accounts payable	$8	$29
Contingent purchase price payments included in accounts payable	$63	$—
Property and equipment and other assets financed through capital leases	$1,067	$606
Cashless exercise of warrants	$—	$25

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2009 Annual Report on Form 10-K. The only component of comprehensive income is net income.

Recent Accounting Pronouncements

In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. The guidance addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not anticipate the adoption of this guidance will have a significant impact on the timing or amount of revenue recognized as we anticipate to still only have one unit of accounting for our arrangements that have both our inContact suite of services and professional services (see Note 2).

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

Revenue is determined and recognized based on the type of service that is provided for the customer as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with contact handling technology; multimedia contact management (voice, fax, e-mail and chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and online training tools. Monthly recurring charges are generally billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers do not have the right to take possession of our hosted software. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. ASC 605-25 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not established stand alone value for our professional services (the delivered element) nor objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $971,000 of deferred revenue at September 30, 2010 and $1.2 million of deferred revenue at December 31, 2009. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

•

Traditional telecom services. Revenue is derived from traditional telecommunications services, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact application and allows us to provide the all-in-one inContact solution. Revenue for the transactional long distance usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are accrued for incurred usage to date.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(1,319)	$(553)	$120	$(3,254)

Denominator:
Basic weighted average shares outstanding	35,069	31,316	34,951	31,184
Effect of dilutive securities:
Stock warrants	—	—	186	—
Stock options	—	—	368	—
Restricted stock units	—	—	407	—

Diluted weighted average shares outstanding	35,069	31,316	35,912	31,184

Net income (loss) per share:
Basic	$(0.04)	$(0.02)	$0.00	$(0.10)
Diluted	$(0.04)	$(0.02)	$0.00	$(0.10)

Potentially dilutive securities representing approximately 2.6 million shares of common stock at September 30, 2010 were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. As a result of incurring a net loss for the three months ended September 30, 2010, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.

As a result of incurring a net loss for the three and nine months ended September 30, 2009, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 6.1 million shares of common stock at September 30, 2009.

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

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2010.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

The following table represents the fair value hierarchy for liabilities, which we measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
ComVest warrants	$—	$—	$77	$77

The following table represents the fair value hierarchy for assets and liabilities, which we measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Auction rate preferred securities	$—	$—	$125	$125
Liabilities:
ComVest warrants	$—	$—	$496	$496

Recurring Level 3 Activity

The tables below provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

The following table presents the activity for items measured at fair value on a recurring basis categorized as Level 3 for the three months ended September 30, 2010 and 2009 (in thousands):

	Auction Rate Preferred Securities	Warrants
Balance at June 30, 2009	$100	$(489)
Total redemptions	$(25)	—
Total change in fair value	—	(54)

Balance at September 30, 2009	$75	$(543)

Balance at June 30, 2010	$—	$(160)
Total change in fair value	—	83

Balance at September 30, 2010	$—	$(77)

The following table presents the activity for items measured at fair value on a recurring basis categorized as Level 3 for the nine months ended September 30, 2010 and 2009 (in thousands):

	Auction Rate Preferred Securities	Warrants
Balance at December 31, 2008	225	(113)
Total change in fair value	—	(430)
Total redemptions	(150)	—

Balance at September 30, 2009	$75	$(543)

Balance at December 31, 2009	125	(496)
Total change in fair value	—	419
Total redemptions	(125)	—

Balance at September 30, 2010	$—	$(77)

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

Accordingly, on January 1, 2009, we began recognizing the warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. We measured the estimated fair value of these warrants as of September 30, 2010, and recorded a $419,000 gain during the nine months ended September 30, 2010, to record the liabilities associated with these warrants at their estimated fair values totaling $77,000 as of that date as compared to estimated fair values of $496,000 at December 31, 2009. We estimated the fair values of these securities using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model at September 30, 2010 were as follows: a volatility rate of 47%, a risk-free interest rate of 0.19%, an expected life of 0.6 years and no dividend yield.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts and other receivables and trade accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The estimated fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model and approximated the carrying amount as the individual notes bear interest at market interest rates.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 consisted of the following (in thousands):

Balance as of December 31, 2009	$3,577
Goodwill adjustment	360

Balance as of September 30, 2010	$3,937

The goodwill adjustment of $360,000 in the first three quarters of 2010 was a result of contingent purchase price payments related to acquisitions in previous years. Goodwill from acquisitions is attributable to the Software segment.

Intangible assets consisted of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross assets	Accumulated amortization	Intangible assets, net	Gross assets	Accumulated amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,144	$351	$16,495	$16,087	$408
Technology and patents	10,231	9,462	769	10,231	9,158	1,073
Trade names and trade marks	1,194	292	902	1,194	233	961
Non-compete agreement	333	333	—	333	328	5
Domain name	54	—	54	54	—	54

Total	$28,307	$26,231	$2,076	$28,307	$25,806	$2,501

We recorded amortization expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Amortization expense	139	161	425	801

Based on the recorded intangibles at September 30, 2010, estimated amortization expense is expected to be $139,000 during the remainder of 2010, $545,000 in 2011, $238,000 in 2012, $210,000 in 2013, $210,000 in 2014 and $140,000 in 2015.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued payroll and other compensation	$1,811	$1,879
Accrued payphone and carrier charges	188	261
Current portion of operating lease obligations	40	40
Accrued professional fees	275	231
Current portion of deferred rent	103	76
Other	179	286

Total	$2,596	$2,773

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $16.0 million from our revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and paid down $17.5 million on the Revolving Credit Agreement during the nine months ended September 30, 2010. The balance of our Revolving Credit Agreement was $5.8 million at September 30, 2010. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2012. There was $2.7 million of unused commitment at September 30, 2010 under the Revolving Credit Agreement.

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

We have $1.7 million of capital lease obligations at September 30, 2010 related to equipment leasing facilities entered into prior to December 31, 2009.

In February 2010, we entered into an additional equipment leasing facility with Zions Credit Corporation (“Zions Credit”). Under the terms of the leasing facility, Zions Credit has agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions Credit will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%. We have $731,000 of capital lease obligations related to this leasing facility at September 30, 2010.

In June 2010, we entered into a capital lease obligation for certain software licensing, which will require three annual payments beginning in July 2010, totaling $536,000. The balance of the capital lease obligations related to this lease was $342,000 at September 30, 2010.

NOTE 8. CAPITAL TRANSACTIONS

In December 2008, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue as partial consideration for services a total of 100,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing January 1, 2009. In July 2010, we entered into another consulting agreement with the third party to provide investor relations services, which was subsequently amended in August 2010. Under the agreement, we agreed to issue as partial consideration for services a total of 36,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing July 1, 2010. We issued 38,000 shares of common stock valued at $109,000 to this third party during the nine months ended September 30, 2010 pursuant to the consulting agreements.

During the nine months ended September 30, 2010, we received proceeds of $645,000 from the exercise of 281,000 options and 2,000 warrants.

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

We classified stock-based compensation expense (including stock options, warrants, restricted stock units and restricted stock) as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Costs of revenue	$64	$16	$166	$21
Selling and marketing	50	79	182	236
Research and development	80	78	52	214
General and administrative	245	236	615	748

Total	$439	$409	$1,015	$1,219

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

The grant date fair value of the restricted stock and restricted stock unit awards was calculated using the average closing stock price of inContact common stock for the five days prior to the date of grant, with the compensation expense amortized over the vesting period of the restricted stock awards, net of estimated forfeitures.

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Dividend yield	None	None
Volatility	74%	67%
Risk-free interest rate	1.90%	1.79%
Expected life (years)	4.0	4.5

During the nine months ended September 30, 2010, we granted 900,000 stock options, principally to our executive officers, with exercise prices ranging from $2.25 to $3.42 and a weighted-average fair value of $1.63. During the nine months ended September 30, 2009, we granted 919,538 stock options, principally to our executive officers, with exercise prices ranging from $1.32 to $3.80 and a weighted-average fair value of $1.00.

In July 2010, we granted 112,179 restricted stock units to our Board of Directors. The grants were valued at $280,000 based on the average closing stock price of inContact common stock for the five days prior to the date of grant.

As of September 30, 2010, there was $1.5 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock option plans. The compensation cost is expected to be recognized over a weighted average period of 1.05 years.

The shareholders approved and we amended the inContact 2008 Equity Incentive Plan increasing the number of common shares available for awards from 2,272,500 to 3,272,500 in June 2010. We reestablished the ability for employees to participate in the 2005 Employee Stock Purchase Plan (“Purchase Plan”), which has been dormant for several years, commencing on October 1, 2010. Each participating period is three months in length. The purchase price a participant pays for the shares is equal to 85% of the closing market bid price of the common stock on the first business day or the last business day of each participating period, whichever is lower. The Purchase Plan provides that up to 1,000,000 shares of common stock may be sold to participating employees.

NOTE 11. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $58,500 and $54,000 during the nine months ended September 30, 2010 and 2009, respectively, for consulting, marketing and capital raising activities. We owed the Chairman $7,500 and $6,000 at September 30, 2010 and December 31, 2009, respectively. The Chairman has also provided his personal guaranty in the amount of up to $250,000 to certain long distance carriers, for which we have agreed to indemnify him for any losses for which he may become liable.

NOTE 12. SEGMENTS

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees related to the software services product features. The Telecom segment includes all voice, data and long distance services provided to customers.

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

Operating segment revenues and profitability for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$8,279	$12,002	$20,281	$7,357	$13,590	$20,947
Costs of revenue	3,029	8,444	11,473	2,430	9,824	12,254

Gross profit	5,250	3,558	8,808	4,927	3,766	8,693
Gross margin	63%	30%	43%	67%	28%	41%

Operating expenses:
Direct selling and marketing	4,001	859	4,860	3,116	1,220	4,336
Direct research and development	1,343	—	1,343	1,155	—	1,155
Indirect	2,981	929	3,910	2,465	1,081	3,546

Total operating expenses	8,325	1,788	10,113	6,736	2,301	9,037

Income (loss) from operations	$(3,075)	$1,770	$(1,305)	$(1,809)	$1,465	$(344)

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$24,936	$36,910	$61,846	$21,189	$42,188	$63,377
Costs of revenue	8,706	26,329	35,035	6,986	31,204	38,190

Gross profit	16,230	10,581	26,811	14,203	10,984	25,187
Gross margin	65%	29%	43%	67%	26%	40%

Operating expenses:
Direct selling and marketing	10,528	2,608	13,136	8,346	4,094	12,440
Direct research and development	3,426	—	3,426	3,027	—	3,027
Indirect	7,708	2,598	10,306	7,770	4,210	11,980

Total operating expenses	21,662	5,206	26,868	19,143	8,304	27,447

Income (loss) from operations	$(5,432)	$5,375	$(57)	$(4,940)	$2,680	$(2,260)

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

Selling and Marketing

Selling and marketing expenses consist primarily of salaries (including stock-based compensation) and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, expenses, travel costs and allocated overhead. We believe it is important to continue investing in selling and marketing to strengthen partner relationships and create lead generation opportunities. Accordingly, selling and marketing expenses could increase in absolute dollars depending on our investment decisions in line with our ongoing assessment of the market opportunity to support additional growth.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

The following is a tabular presentation of our condensed consolidated operating results for the three months ended September 30, 2010 compared to our condensed consolidated operating results for the three months ended September 30, 2009 (in thousands):

	2010	2009	$ Change	% Change
Net revenue	$20,281	$20,947	$(666)	-3%
Costs of revenue	11,473	12,254	(781)	-6%

Gross profit	8,808	8,693	115
Gross margin	43%	41%
Operating expenses:
Selling and marketing	5,120	4,583	537	12%
Research and development	1,503	1,331	172	13%
General and administrative	3,490	3,123	367	12%

Total operating expenses	10,113	9,037	1,076

Loss from operations	(1,305)	(344)	(961)
Other income (expense)	—	(197)	197	-100%

Loss before income taxes	(1,305)	(541)	(764)
Income tax expense	14	12	2

Net loss	$(1,319)	$(553)	$(766)

Revenue

Total revenues decreased $666,000 or 3% to $20.3 million during the three months ended September 30, 2010 compared to revenues of $20.9 million during the same period in 2009. The decrease relates to a decrease of $1.6 million in Telecom segment revenue due to anticipated attrition. The decrease is offset by an increase of $922,000 in Software revenue related to our increased sales and marketing efforts for our inContact suite of services.

Costs of revenue

Costs of revenue decreased $781,000 or 6% to $11.5 million during the three months ended September 30, 2010 compared to costs of revenue of $12.3 million during the same period in 2009. As a result, our gross margin increased two percentage points to 43% during the three months ended September 30, 2010 from 41% during the same period of 2009. The increase in gross profit is primarily driven by our transition in sales mix from our Telecom segment that has lower margins to our Software segment, which has much higher margins, and higher gross margin for the Telecom segment in the third quarter 2010 compared to 2009 due to the termination of low-margin Telecom customers that we purposely moved off our network in the third quarter of 2009.

Selling and marketing

Selling and marketing expense increased $537,000 or 12% to $5.1 million during the three months ended September 30, 2010 from $4.6 million during the same period in 2009. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships and our increased efforts to create lead generation opportunities for our Software segment. The increase in our selling and marketing efforts was partially offset by reduced commissions expense related to legacy Telecom.

Research and development

Research and development expense increased $172,000 or 13% to $1.5 million during the three months ended September 30, 2010 from $1.3 million during the same period in 2009. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies. In addition, during the three months ended September 30, 2010, we capitalized $787,000 of costs related to our internally developed software compared to $941,000 during the same period in 2009.

General and administrative

General and administrative expense increased $367,000 or 12% to $3.5 million during the three months ended September 30, 2010 from $3.1 million during the same period in 2009. This increase is primarily related to an increase in sales and use taxes associated with previous years and increased software costs.

Other expense

Other income was $0 during the three months ended September 30, 2010 compared to an expense of $197,000 during the same period in 2009. Net interest expense decreased $62,000 for the third quarter of 2010 compared to the comparable period in 2009 due to a lower outstanding balance on our revolving credit agreement in 2010 as compared to 2009. The remaining increase of $135,000 primarily relates to the change in fair value of our warrant liability. During the three months ended September 30, 2010, the fair value of our warrant liability decreased $83,000 and the fair value of our warrant liability increased $54,000 during the three months ended September 30, 2009.

Income taxes

Income taxes consist of state income taxes and remained relatively flat for the quarter ended September 30, 2010 as compared to comparable period of 2009. We do not have any federal tax expense due to net operating loss (“NOL”) carry-forwards that offset any tax expense for the period. We also have a full valuation allowance on all deferred tax assets.

Nine Months Ended September 30, 2010 and 2009

The following is a tabular presentation of our condensed consolidated operating results for the nine months ended September 30, 2010 compared to our condensed consolidated operating results for the nine months ended September 30, 2009 (in thousands):

	2010	2009	$ Change	% Change
Net revenue	$61,846	$63,377	$(1,531)	-2%
Costs of revenue	35,035	38,190	(3,155)	-8%

Gross profit	26,811	25,187	1,624
Gross margin	43%	40%
Operating expenses:
Selling and marketing	13,873	13,108	765	6%
Research and development	3,906	3,480	426	12%
General and administrative	9,089	10,859	(1,770)	-16%

Total operating expenses	26,868	27,447	(579)

Loss from operations	(57)	(2,260)	2,203
Other income (expense)	218	(955)	1,173	-123%

Income (loss) before income taxes	161	(3,215)	3,376
Income tax expense	41	39	2

Net income (loss)	$120	$(3,254)	$3,374

Revenue

Total revenues decreased $1.5 million or 2% to $61.9 million during the nine months ended September 30, 2010 compared to revenues of $63.4 million during the same period in 2009. The decrease relates to a decrease of $5.3 million in Telecom segment revenue due to anticipated attrition. The decrease is offset by an increase of $3.8 million in Software revenue related to our increased sales and marketing efforts for our inContact suite of services.

Costs of revenue

Costs of revenue decreased $3.2 million or 8% to $35.0 million during the nine months ended September 30, 2010 compared to $38.2 million during the same period of 2009. As a result, our gross margin increased three percentage points to 43% during the nine months ended September 30, 2010, from 40% during the same period of 2009. The increase in gross profit is primarily driven by our transition in sales mix from our Telecom segment that has lower margins to our Software segment, which has much higher margins, and a higher gross margin for the Telecom segment in the nine months ended September 30, 2010 compared to 2009 due to the termination of low-margin Telecom customers that moved off our network in the third quarter of 2009.

Selling and marketing

Selling and marketing expense increased $765,000 or 6% to $13.9 million during the nine months ended September 30, 2010 from $13.1 million during the same period in 2009. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships and our increased selling and marketing efforts during the nine months ended September 30, 2010, compared to the same period in 2009. The increase in our selling and marketing efforts was offset by reduced commissions expense related to legacy Telecom customers.

Research and development

Research and development expense increased $426,000 or 12% to $3.9 million during the nine months ended September 30, 2010 from $3.5 million during the same period in 2009. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies. In addition, during the nine months ended September 30, 2010 and 2009, we capitalized $2.6 million of costs related to our internally developed software.

General and administrative

General and administrative expense decreased $1.8 million or 16% to $9.1 million during the nine months ended September 30, 2010 compared to $10.9 million during the same period in 2009. The decrease is primarily due to a reduction of overhead costs in the fourth quarter of 2009. Also, facility and equipment rent and stock based compensation decreased.

Other expense

Other income increased $1.2 million to $218,000 during the nine months ended September 30, 2010 from an expense of $955,000 during the same period in 2009. Net interest expense decreased $329,000 for the nine months ended September 30, 2010 compared to the comparable period in 2009 due to a lower outstanding balance on our revolving credit agreement in 2010 as compared to 2009. The remaining increase of $844,000 primarily relates to the change in fair value of our warrant liability. During the nine months ended September 30, 2010, the fair value of our warrant liability decreased $419,000 and the fair value of our warrant liability increased $430,000 during the nine months ended September 30, 2009.

Income taxes

Income taxes consist of state income taxes and remained relatively flat for the nine months ended September 30, 2010 as compared to the comparable period of 2009. Income tax expense did not increase significantly as a result of our net income for the nine months ended September 30, 2010 because of our NOL carry-forwards that offset any federal tax expense and the majority of state tax expenses. We also have a full valuation allowance on all deferred tax assets.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net revenue	$8,279	$7,357	$922	13%	$24,936	$21,189	$3,747	18%
Costs of revenue	3,029	2,430	599	25%	8,706	6,986	1,720	25%

Gross profit	5,250	4,927			16,230	14,203
Gross margin	63%	67%			65%	67%

Operating expenses:
Direct selling and marketing	4,001	3,116	885	28%	10,528	8,346	2,182	26%
Direct research and development	1,343	1,155	188	16%	3,426	3,027	399	13%
Indirect	2,981	2,465	516	21%	7,708	7,770	(62)	-1%

Loss from operations	$(3,075)	$(1,809)			$(5,432)	$(4,940)

Three Months Ended September 30, 2010 and 2009

The Software segment revenue increased $922,000 or 13% to $8.3 million during the three months ended September 30, 2010 from $7.4 million during the same period in 2009. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $431,000 for the third quarter of 2010 compared to $412,000 for the third quarter of 2009.

Gross margin decreased four percentage points to 63% in 2010 compared to 67% in 2009. The decrease in gross margin is primarily attributable to an increase in capitalized software development amortization and an increase in personnel costs to help support the growth in the software segment.

Direct selling and marketing expenses in the Software segment increased $885,000 or 28% to $4.0 million during the three months ended September 30, 2010 compared to $3.1 million during the same period in 2009. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships and our efforts to increase our selling and marketing efforts during 2010 as compared to 2009. We also continue to develop the services provided in the Software segment by investing in research and development. During the three months ended September 30, 2010 we incurred $1.3 million in direct research and development costs compared to $1.2 million during the same period in 2009 and have capitalized an additional $787,000 of costs incurred during the three months ended September 30, 2010 related to our internally developed software compared to $941,000 during the three months ended September 30, 2009. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on certain property and equipment, increased $516,000 or 21% to $3.0 million during the three months ended September 30, 2010 compared to $2.5 million during the same period in 2009. This increase is a result of additional expenses related to sales and use taxes associated with previous years and increased software costs to update the Company’s operating software in addition to more indirect costs being allocated to the Software segment.

Nine Months Ended September 30, 2010 and 2009

The Software segment revenue increased by $3.8 million or 18% to $25.0 million during the nine months ended September 30, 2010 from $21.2 million during the same period in 2009. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $1.3 million for the first three quarters of 2010 compared to $1.1 million for the first three quarters of 2009.

Gross margin decreased two percentage points to 65% in 2010 compared to 67% in 2009. The decrease in gross margin is primarily attributable to an increase in capitalized software depreciation and an increase in personnel costs to help support the growth in the software segment.

Direct selling and marketing expenses in the Software segment increased $2.2 million or 26% to $10.5 million during the nine months ended September 30, 2010 compared to $8.3 million during the same period in 2009. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the Software segment by investing in research and development. During the nine months ended September 30, 2010, we incurred $3.4 million in direct research and development costs compared to $3.0 million during the same period in 2009 and have capitalized an additional $2.6 million of costs incurred during the nine months ended September 30, 2010 and 2009 related to our internally developed software. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, remained relatively flat at approximately $7.7 million during the nine months ended September 30, 2010 and 2009.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net revenue	$12,002	$13,590	$(1,588)	-12%	$36,910	$42,188	$(5,278)	-13%
Costs of revenue	8,444	9,824	(1,380)	-14%	26,329	31,204	(4,875)	-16%

Gross profit	3,558	3,766			10,581	10,984
Gross margin	30%	28%			29%	26%

Operating expenses:
Direct selling and marketing	859	1,220	(361)	-30%	2,608	4,094	(1,486)	-36%
Direct research and development	—	—			—	—
Indirect	929	1,081	(152)	-14%	2,598	4,210	(1,612)	-38%

Income from operations	$1,770	$1,465			$5,375	$2,680

Three Months Ended September 30, 2010 and 2009

We continue to see decreases in Telecom segment revenue as we focus our efforts on the software segment. Overall Telecom segment revenue decreased $1.6 million or 12% to $12.0 million during the three months ended September 30, 2010 compared to $13.6 million during the same period in 2009. This decrease is due to the expected attrition of our telecom-only customers as we focus our efforts on our inContact suite of services and a loss of revenue from low-margin customers that moved off our network in the third quarter of 2009. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 14% due to continued improvement in carrier rates, and a reduction in the low-margin business mentioned previously. Selling and marketing expenses decreased 30% during the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to a decrease in commissions as we continue to focus more on our selling and marketing efforts of the Software segment. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased 14% during the three months ended September 30, 2010 compared to the same period in 2009. Indirect expenses are allocated based on the ratio of direct expenses between the two segments resulting in a smaller allocation to the Telecom segment.

Nine Months Ended September 30, 2010 and 2009

We continue to see decreases in Telecom segment revenue as we focus our efforts on the software segment. Overall Telecom segment revenue decreased $5.3 million or 13% to $36.9 million during the nine months ended September 30, 2010 compared to $42.2 million during the same period in 2009. This decrease is due to the expected attrition of our telecom-only customers as we focus our efforts on our inContact suite of services and a loss of revenue from low-margin customers that we purposely moved off our network in the third quarter of 2009. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 16% due to continued improvement in carrier rates, and a reduction in the low-margin business mentioned previously. Selling and marketing expenses decreased 36% during the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to a decrease in commissions as we continue to focus more on our selling and marketing efforts of the Software segment. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased 38% during the nine months ended September 30, 2010 compared to the same period in 2009. The reduction of indirect expenses is primarily due to our efforts to reduce costs in the fourth quarter of 2009 and more indirect costs being allocated to the Software segment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2012. At September 30, 2010, we had $8.9 million of cash and cash equivalents. In addition to our $8.9 million of cash and cash equivalents, subject to meeting covenant requirements, we have access to additional available borrowings under our revolving credit note with Zions entered into in July 2009. The available borrowings under the revolving credit note are $2.7 million at September 30, 2010, resulting in total cash and additional availability under the revolving credit note of $11.6 million at September 30, 2010. The balance of our revolving credit note at September 30, 2010 was $5.8 million. In October 2010, we paid $3.0 million of the $5.8 million balance at September 30, 2010.

We generated net income of $120,000 during the nine months ended September 30, 2010. Additionally, significant non-cash expenses affecting operations during the nine months ended September 30, 2010 were $4.0 million of depreciation and amortization and $1.0 million of stock-based compensation offset by a non-cash gain of $419,000 for the change in the fair value of certain warrants. Our operating activities provided cash flows of $3.8 million during the nine months ended September 30, 2010.

In February 2010, we entered into an equipment leasing facility with Zions Credit. Under the terms of the leasing facility, Zions Credit has agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions Credit will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year “London InterBank Offered Rate (LIBOR),” plus 4.5%. We had utilized $731,000 of this equipment leasing facility at September 30, 2010.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. In October of 2009, we took measures to reduce operating expenses, including headcount reductions to accelerate the growth in cash generated from operations. Due in part to these measures, cash generated from operations was $3.8 million during the nine months ended September 30, 2010. We believe the savings generated by these measures will continue to generate cash from operations. We expect to rely on internally generated cash, our revolving credit facility and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our revolving credit note and available borrowings under our equipment leasing facility will be sufficient to meet our cash requirements during at least the next twelve months.

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

Interest rates on our new leasing facility and revolving credit facility are variable so market fluctuations in interest rate may increase our interest expense

ITEM 4. CONTROLS AND PROCEDURES

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

During the nine months ended September 30, 2010, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part I, Item 3 of our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2010.

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

In August 2010, we amended a consulting agreement with a third party to provide investor relations services. Under the amended agreement, we agreed to issue, as partial consideration for services, a total of 12,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 6-month period commencing July 1, 2011. The shares will be issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

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

inContact, INC.

Date: November 5, 2010	By:	/s/ Paul Jarman
Paul Jarman Chief Executive Officer

Date: November 5, 2010	By:	/s/ Gregory S. Ayers
Gregory S. Ayers Principal Financial and Accounting Officer