Form 10-K
period 2010-12-31
inContact, Inc.
filed 2011-03-11
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $71,580,766.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of February 28, 2011 was 35,720,566.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2010. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

•	The highly competitive and evolving nature of the industry in which we compete;

•	Rapid technological changes;

•	Failure by us to implement our strategies;

•	Our ability to keep pace with changing customer needs;

•	Financial difficulties experienced by any of our top customers;

•	Our debt and debt service requirements that restrict our operating and financial flexibility, and impose interest and financing costs;

•	Our ability to attract and retain key personnel;

•	General economic conditions; and

•	Possible terrorist attacks and ongoing military action throughout the world.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.inContact.com as soon as reasonably practicable after electronically filing such materials with the SEC. They may also be obtained by writing to inContact, Inc., 7730 S. Union Park Avenue, Suite 500, Midvale, Utah 84047. In addition, copies of these reports may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

PART I

ITEM 1.	BUSINESS

Overview

What We Do

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) began in 1997 as a reseller of telecommunications services and has evolved to become a leading provider of cloud-based contact center solutions. “Cloud-based” is a term used to refer to on-demand computing, data storage and delivery of technology services through the Internet (“cloud”), which includes software-as-a-service (“SaaS”). inContact helps call centers in North America, Europe and the Philippines create effective customer experiences through its powerful portfolio of cloud-based call center call routing, self service and agent optimization solutions. The Company’s services and solutions enable call centers to operate more efficiently, optimize the cost and quality of every customer interaction, create new pathways to profit and ensure ongoing customer-centric business improvement and growth.

In 2005 we began offering cloud-based call center solutions to the call center market. Our dynamic technology platform provides our customers a solution without the costs and complexities of premise-based systems. Our proven delivery model provides compelling cost savings by removing the complexities of deploying and maintaining a premise-based solution, while providing flexibility to change with business needs.

The inContact portfolio includes automatic call distribution (“ACD”) with skills-based routing, interactive voice response (“IVR”) with speech recognition, computer telephony integration (“CTI”) capabilities, reporting and analytics, workforce optimization, e-learning, call center agent hiring and customer feedback measurement tools. The inContact solution creates a comprehensive integrated solution for call centers, including those with distributed workforces – either at-home or multi-site.

We operated under the name UCN, Inc. from July 2004 to January 1, 2009, when we changed our name to inContact, Inc. In the fourth quarter of 2003, we entered into agreements with MyACD, Inc., a private Utah corporation, that allowed us to use and evaluate the call routing and functions of MyACD software that operated on and through the voice over internet protocol (“VOIP”) software and systems we acquired in 2002. After working with the MyACD software for over a year, we determined to focus on developing and delivering software-based switching and management solutions for call centers. To that end we exercised an option to purchase MyACD and completed the acquisition of MyACD as a subsidiary in January 2005. Since then we have continued to innovate our portfolio and expanded it to obtain the comprehensive cloud-based solution we now offer.

The Evolution of the Contact Center Industry

Most major businesses use contact centers to interact with their customers. Most interactions today are voice, but interactions by e-mail, chat, text and other online media are slowly becoming more common. The total number of contact center agents in North America is approximately 6.6 million and over 13.5 million worldwide. Contact center technologies have existed for approximately 30 years and the global market for contact center solutions is more than $8 billion.

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

A recent industry trend is home-shoring, which utilizes at-home agents. This strategy is more expensive than outsourcing offshore, but less expensive than using facility-based agents and many contact centers believe it improves quality. However, many contact centers are delaying at-home initiatives over concerns of up-front expenses involved to purchase and deploy technologies in support of the project, concerns over security, or concerns over the quality and productivity of the at-home agents. The inContact suite empowers businesses to address these concerns.

In addition, the rise of self service applications in the contact center, combined with the growing use of multi-channel communications via email, chat, web and social media has given customers more power and necessitates that companies provide service as a key differentiator. inContact’s portfolio is designed to address the multi-channel contact center and these major trends create a favorable buying climate for the Company’s solutions.

The Power of the Cloud Model

In its August 2010 report, Needham & Company stated, “SaaS is currently the highest profile and most important trend in software. It is a clear game changer, ultimately providing a compelling business case for customers.” SaaS enables subscribers to access a wide variety of application services that are developed specifically for delivery over the Internet on an as-needed basis. Purchasing cloud-based applications offers advantages to businesses over traditional software licensing and delivery models, including the following:

•	Operational expense rather than a capital expense;

•	Overlay existing infrastructure without additional investment;

•	Low up-front expenditure reduces risk and is especially appealing in a tougher economic climate;

•	Remove complexity of day-to-day management;

•	Ability to use at-home workers because the software is delivered over the Internet and can be accessed from any location;

•	Continued access to state-of-the-art technology and avoidance of technology lock-in with no need to install and manage third-party hardware and software in-house

•	Ability to scale as business needs change; and

•	Instant built-in scalability, redundancy, security, hosting and IT expertise.

This type of lower cost subscription service is particularly attractive for start-up companies and medium-sized businesses. However, the model also is becoming increasingly appealing to larger organizations as they seek to reduce significant hardware and software expenses, while maintaining or improving call center functionality and capacity. The demand for SaaS solutions is growing. DMG Consulting forecasts that the hosted contact center infrastructure market will grow by 35% in 20101 and Gartner predicts that by 2013, at least 75% of customer service centers will use some SaaS application as part of the contact center solution2.

[1]	2009 Hosted Contact Center Infrastructure Market Report, DMG Consulting LLC, 23 September 2009.

[2]	Quadrant for CRM Customer Service Contact Centers, Michael Maoz, 3 April 2009.

The Gartner Report(s) described herein, (the “Gartner Report(s)”) represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Prospectus) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

For companies selling software application services under the cloud-based model, such as inContact, sales generally result in lower initial revenues than traditional software licensing and delivery models. However, because customers generally subscribe to this kind of product for a period of time, future revenues are more predictable than traditional software sales models where license revenue may be recognized in the quarter when signed. As a result of our use of the cloud model, we depend on monthly recurring revenues from our customers, which provides us with a much more predictable and stable revenue stream than if we sold our inContact suite as a premise-based product.

Products and Services

The inContact Suite

The inContact suite is a complete multi-tenant, call center solution delivered on a complete time division multiplexing (“TDM”) and VoIP telecommunications network. The inContact suite helps our customers reduce costs and improve the quality of every user interaction. The network allows the solution to be well suited for any business and is especially adept at handling at-home agents. Our inContact solution is delivered as a suite of on-demand contact-handling applications, which allows our customers to choose a single vendor for delivering comprehensive contact center functionality without significant up front expense, maintenance costs, or sacrificing the features demanded to accomplish their goals.

Our inContact solution is delivered as a suite of specialized contact center functionality working together for our customers:

•

inContact ACD™: The goal of an Automatic Call Distributor is to get callers to the right agent as quickly as possible. inContact provides advanced contact handling and routing functionality along with the management services required for our customers to monitor and manage the process. The inContact ACD includes skills-based routing, universal contact queues, automatic call back, and inbound/outbound call blending. Dynamic connections with the database enhance the call routing even further by leveraging real-time data for routing decisions to improve the caller experience. ACD is also capable of aggregating multiple call center sites into a single entity for improved management and reporting of large, complex contact center operations.

•

inContact CTI™: Computer Telephony Integration leverages the customer database to deliver a caller experience based on data relevant to the caller. inContact CTI integrates with customer data servers to provide agents with pre-populated customer data that reduce contact handling times. The inContact CTI can also link Interactive Voice Response applications with transaction databases, enabling caller self-service and reducing the need for agents where appropriate.

•

inContact IVR™: inContact Interactive Voice Response is a mature IVR that delivers a typical initial caller experience. IVR is the key to good self-service and assists the caller to get to the appropriate live-agent service. inContact IVR is unique because of the robust drag-and-drop utility that is used to create specialized call flows that are unique to each customer. Customers can retain control and develop the call flows for themselves or engage our professional services team to create a tailor made solution to create unique workflows.

•

inContact Integrations: inContact was designed from the ground up to be open and integrate with various hardware and software solutions already in place at our customers’ sites. inContact can overlay an existing private branch exchange (“PBX”), while communicating hand-in-hand with the customer relationship management (“CRM”) solutions used by our customers.

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

•

inContact Hiring™: inContact Hiring helps reduce employee attrition by assessing contact center candidates for skills, personality traits, and cognitive abilities essential to the job. Screening these candidates with inContact Hiring improves the interview-to-offer ratio and decreases terminations and attrition.

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

•

inContact Quality Monitoring™: inContact’s Quality Management Software provides insights into agent performance and customer satisfaction. It works by scoring agent performance against objectives that a customer can define and monitor. The Quality Management scorecard then provides specific details about each agent’s performance that can be used to guide training and coaching programs.

•

InContact Screen Recording™: inContact Screen Recording provides compliance level screen recording functionality for all voice channel interactions. It captures and stores recordings for quick playback to meet legal and regulatory requirements. The inContact ACD communicates directly with the screen recording gateway server located on the customer premise to initiate the start and stop of screen recording activity of the agent desktop.

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

The inContact suite includes features that were available previously only by purchasing and integrating expensive, premise-based equipment that is difficult to manage and maintain and that requires a substantial installation investment. These systems are also difficult to scale and manage for multi-site contact centers or contact centers with home-based agents. This large investment is difficult to justify for small and less sophisticated contact centers. Our inContact suite provides a solution to the problems faced by contact centers of all sizes and meets the needs of even the most complicated and advanced contact centers.

Telecom Products and Services

Our telecommunications network is the backbone of the inContact suite as our customers’ long distance services are managed through our inContact suite and calls are routed across our network. Prior to 2005, we focused on selling traditional telecommunications long distance and related services. Long distance and related services still remains the majority of our revenue. If we are successful in our marketing and development strategy, long distance services will continue to diminish in importance; long distance, however, will continue to be a service included in our inContact suite because the long distance services facilitate delivery of the inContact suite.

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

Market Opportunity

Many businesses need to manage a large volume of telephone traffic with users and business contacts. With the traditional premise-based hardware and software solutions, the business: (1) purchases a system from an equipment provider, (2) installs the system on site, (3) purchases long distance service from a provider and (4) attaches one to the other. This separation between call management and call delivery has resulted in a fragmented market served by multiple vendors that offer either:

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

Based on our analysis of the contact center market, we are confident that there is tremendous opportunity for us to grow in the mid-market and enterprise-sized contact center segment of the market, which represents approximately 72% of the approximately 6.6 million agents in North America. For several years we have been preparing for when the following would happen:

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

•

Adjacent market interest accelerating: Customer relationship management software vendors, professional services, integrators and consulting firms are converging on cloud-based interoperability. This awareness is generating significant opportunities for inContact to partner with other companies.

In today’s challenging economy, we believe companies are more favorable to operational expenditures (as opposed to capital expenditures required with premise-based solutions) and outsourced services.

We believe inContact continues to be the only cloud-based provider to the contact center market that offers both telecommunications services with contact handling and performance management optimization. We believe the trend in the mid-size contact center market is for companies to prefer purchasing all-in-one solutions over purchasing multiple point solutions. These companies are looking for software available in a suite that they believe will save money, reduce implementation and integration complexity, and allow them to focus on dealing with one vendor.

We also have a competitive advantage over premise-based players when it comes to developing referral relationships with adjacent market technology and service providers. These relationships benefit inContact because they introduce us to new sales channels and they add scalability to our sales, implementation, professional services, and support operations. These companies are finding us appealing to work with for the following reasons:

•	Our inContact suite is easy to integrate with;

•	Our direct sales presence gives companies a regional presence; and

•	Our strength and experience with the cloud-based model attracts new companies wanting to capitalize on the momentum in this software market.

Other competitors sell through a complex network of regionally based resellers, which makes it more difficult for companies to do business with them.

International

In September 2010, inContact expanded its operations into the Philippines and Europe. This international development will support the Company’s growth in three areas:

•	Help retain current customers with worldwide operations, as well as expanding our revenue with them;

•	Provide additional sales opportunities with more enterprise companies that have call centers worldwide; and

•	Allow us to take advantage of the customer and partner interest we are receiving for cloud-based contact center applications abroad.

We are entering these new markets with channel sales partners in these regions to maximize revenue potential while leveraging sales costs.

The Philippines is one of the fastest growing markets for business process outsourcing (“BPO”) in the world. The BPO market is projected to be $9 billion in 2010. Due to the rapid growth of this market, and the absence of a viable cloud-based solution, we selected this gateway to Asia as the first location for our international expansion. The interest in and adoption of cloud-based solutions is also on the rise in Europe, as evidenced by our early success in that market since we opened our London office to serve the European market. For some time, a number of our US-based customers have asked us to establish a presence in Europe to support their global business strategies. The timing to do so now was ideal, coinciding with the launch of our patent-pending international voice gateway technology, which significantly differentiates inContact in the market.

Marketing

Marketing continues to be a strategic growth engine for inContact. In 2010, we dramatically increased our marketing activities to accelerate sales growth. We are expanding recognition of the inContact brand and driving demand for our market-leading products through the following key strategies:

•	Build a strong consistent, recognizable brand across the contact center industry and consistently promote and communicate our value proposition;

•	Develop customer references to support the story;

•	Expand our PR presence and extend our relationships with key industry analysts;

•	Leverage social media;

•	Increase scale and impact of demand generation programs; and

•	Nurture leads for more effective conversion to qualified opportunities

The key audiences for our message include contact center operations management, IT management and C-level executives. Our current marketing efforts are focused on: (1) elevating the inContact brand to a position of industry leadership in cloud-based platforms, (2) identifying, attracting and pre-qualifying prospective leads that can be converted to new sales opportunities, and (3) expanding partner support and integration offerings to enable joint marketing and selling with key partners.

We market and distribute our services through several channels including: (1) strategic marketing partnerships, (2) direct sales, (3) inside sales and (4) other independent sales partners. We also engage independent telecommunications agents around the country who sell primarily to business customers and are responsible for a substantial amount of annual U.S. telecommunication sales. This channel also helps to identify sales opportunities for our inContact suite of services.

Technology and Research and Development

Technology

We believe that our cloud-based technology platform enables us to develop functionality and deliver it to customers more efficiently than traditional premise or enterprise software vendors. We do not provide software that must be written to different operating systems, database and hardware platforms, or that is dependent upon a customer’s unique systems environment. Rather, we have optimized our inContact suite to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, usability and functionality of our inContact suite drive our technology decisions and product direction.

We build our inContact suite as a highly scalable, multi-tenant application written in C#, Microsoft.Net and SQL server. We use commercially available hardware and a combination of proprietary and commercially available software to provide our inContact suite. Our core ACD server is commercially available hardware and runs a proprietary software engine. We have other custom-built core services such as voice-stream session management, database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our inContact suite.

Our inContact suite treats all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our service across our customer base. In addition, because we do not have to manage many distinct applications with their own custom business logic and database schemas, we believe we can scale our business faster than traditional software vendors, even those that have modified their products to be accessible over the Internet. This allows us to focus the majority of our resources on building new functionality to deliver to our entire customer base rather than on maintaining an infrastructure to support each of their distinct applications.

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

In June of 2010, we entered into an OEM agreement with Verint Systems Inc., a leading provider of workforce optimization solutions. This agreement enabled us to utilize Verint’s Workforce Management software and employ it into our cloud-base platform. The resulting solution, inContact Workforce Management 2.0, powered by Verint, is being actively marketed and sold to our customers and prospects. We pay a royalty for use of Verint’s Workforce Management software.

Research and Development

We incurred research and development expenses of $5.3 million in 2010, $4.8 million in 2009 and $4.3 million in 2008 primarily related to the development of our inContact suite. We continue to invest a significant portion of our revenue in research and development to leverage our strategic position as a technology provider. Our research and development efforts are focused on improving the features, functionality and security of our existing service offerings as well as developing new proprietary services. In addition, from time to time, we supplement our internal research and development activities with outside development resources and acquired technology. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based upon a single version of our applications. We are able to upgrade all of our customers at the same time with each release. As a result, we do not have to maintain multiple versions of our applications and are able to maintain relatively low research and development expenses as compared to enterprise or premises software vendors. Another contributor to our advantage is the diverse technical and communications expertise in our research and development group as it is composed of numerous professionals with backgrounds in software, hardware and telecommunications. This group is structured as product-centric teams each of which follows formal development processes for enhancements, new feature developments, release management and quality assurance.

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

The majority of our patent applications concern our inContact suite application platform infrastructure. The following are our registered trademarks in the U.S. and elsewhere:

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

The Telecommunications Act of 1996, or (“Telecom Act”) enacted major revisions to the Communications Act of 1934, one of which established the framework for competition for local exchange and other communications services. Among other things, the Telecom Act preempts state and local governments from prohibiting any entity from providing telecommunications service (terms defined in the Telecom Act). At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of these services. As a result, our communications services are subject to both federal and state regulation. Violation of such laws and regulations are subject to enforcement actions that may include monetary penalties.

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

Federal Regulation of Internet Telephony and other IP-Enabled Voice Services

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

The FCC has not yet decided whether to classify all IP-enabled or VoIP communications services as unregulated information services or as regulated telecommunications services. Instead, the FCC has engaged in a piecemeal approach over the past several years, imposing legacy telecommunications regulations on interconnected VoIP services, a subclass of VoIP service that connects to the Public Switched Telephone Network (“PSTN”). The FCC has subjected interconnected VoIP services to regulations concerning emergency communications (“E911”), telecommunications relay services for hearing-impaired individuals (“TRS”), customer privacy (“CPNI”) and the facilitation of wiretaps and government surveillance (“CALEA”). In addition, the FCC ruled that providers of interconnected VoIP services must contribute to the Federal Universal Service Fund (“USF”) regime.

In October 2010, legislation was signed into law that for the first time subjects providers of non-interconnected VoIP services to government regulation. Specifically, the Twenty-First Century Communications and Video Accessibility Act of 2010 (“Accessibility Act”) requires the FCC to adopt various measures to ensure that people with disabilities have access to emerging communications technologies, and requires providers of non-interconnected VoIP to contribute to the TRS Fund. The Accessibility Act could likely clear the way for increased government regulation of non-interconnected VoIP services.

Taken together, these incremental increases in regulatory oversight of VoIP, and other IP-enabled services have blurred the once clear distinction between these services and traditional wireline telecommunications. This uncertainty has spawned disputes, litigation, and varied interpretations that have created further inconsistencies within the industry. These uncertainties will likely remain unless and until the FCC definitely determines where to draw the regulatory lines between VoIP, interconnected VOIP and other IP-enabled services. Based on the nature of the IP-enabled services we currently provide, we do not believe the FCC decisions to date will have a significant impact on our business, operating results, financial condition or future prospects. Nonetheless, we acknowledge that the regulatory classification of many IP-enabled services remains uncertain, and the growth in VoIP communication services may cause federal and state regulatory agencies to re-examine their treatment of IP-based communications services and take action that could significantly affect our business.

Federal Regulation of Broadband Internet Access Services

In the past, the FCC has maintained a “hands-off” policy with regard to the regulation of Internet access services. In keeping with this policy, the FCC adopted a series of decisions that classified broadband Internet access services as unregulated information services. Recently however, the FCC has taken steps to use its ancillary jurisdictional authority to impose additional regulation on broadband Internet access services. In December 2010, the FCC adopted regulations to govern the actions and activities of broadband Internet service providers. The rules, referred to as the “Open Internet” or “Network Neutrality” rules, require providers of fixed broadband Internet access services to disclose information regarding their network management practices, performance, and commercial terms so that consumers can make informed decisions about their use of these services. Further, the rules prohibit fixed broadband providers from blocking lawful content, applications, services or non-harmful devices unless such blocking is a part of a provider’s reasonable network management. Broadband providers are also prohibited from unreasonably discriminating in their transmission of lawful network traffic. The Open Internet rules are widely opposed by broadband Internet access service providers, and are under appeal in the United States Court of Appeals for the D.C. Circuit by Verizon Wireless and MetroPCS. We are implementing internal processes in order to be compliant with the Open Internet rules when they go into effect. If the rules withstand judicial appeal, we acknowledge that they may impose significant implementation and compliance costs that could impact our business.

The FCC is also seeking comment on proposals to expand the scope of USF contributors to include broadband Internet access service providers. In February 2011, the FCC released a Notice of Proposed Rulemaking seeking comment on a proposal to include broadband Internet access service as a service supported by the USF. The FCC will also consider proposals to require broadband Internet access service providers to contribute to the support of the USF. Also pending before the FCC are two Petitions for Review filed by Grande Communications Networks, LLC (“Grande”) and U.S. Telepacific Corp. (“Telepacific”) that seek review of two USAC decisions which imposed USF contribution obligations on the transmission components of the broadband Internet access services provided by Grande and Telepacific, respectively.

Because there is widespread industry support for the Grande and Telepacific Petitions, and near universal industry agreement that USAC grossly misinterpreted FCC classification precedent when it imposed USF contribution obligations on the transmission components of the Grande and Telepacific broadband services, we do not believe the outcome of these petitions will have a significant impact on our business. Further, while we cannot predict the outcome of these proceedings, any FCC decision to require broadband Internet access service providers to contribute to the USF could have an impact on our business and on our obligation to contribute to the support of universal service. We acknowledge that there is a growing trend toward increased government regulation of broadband Internet access services, and any further action or new regulations could impose significant costs on our business.

Intercarrier Compensation and Universal Service Reform

As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. The rules governing the origination and termination of telecommunications traffic fall within a highly complex state and federal regulatory regime known as “intercarrier compensation” regulation. Under the intercarrier compensation rules, intrastate access charges generally are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services could increase.

The Telecom Act and the FCC’s implementing order require all telecommunications service providers to contribute to the preservation and advancement of universal service. Providers pay a percentage of their end-user revenues to the USF. Under FCC rules, interconnected VoIP providers are required to contribute to the USF. We believe our Form 499 filings which report our USF contributions are accurate, complete and timely filed in accordance with the FCC’s rules. The USF assessment on our revenues is passed through to consumers on an equitable and nondiscriminatory basis, either as a component part of the rate charged for telecommunications services or as a separately invoiced line item. A number of states with state universal service support programs require interconnected VoIP and IP-enabled services to contribute to the support of those programs. To the extent that additional state universal service systems are expanded to include VoIP services, our business could be impacted if we are required to contribute.

In February 2011, the FCC released a Notice of Proposed Rulemaking soliciting comments on proposals to reform the current intercarrier compensation system and the Federal USF regime. Any adopted reform could alter the intercarrier compensation rates for the origination, exchange and termination of long-distance traffic, and could affirmatively subject VoIP and other IP-based traffic to intercarrier compensation obligations as well. Adopted reform could also dramatically change universal service contribution obligations for VoIP service providers. If the USF contribution base is expanded, broadband Internet access service providers and other IP-based voice service providers may be required to contribute to the USF. We cannot predict the outcome of these proceedings or the effect that the implementation of any portion of the pending proposals may have on our business or results of operations. However, it is clear that any significant changes to the current rules governing intercarrier compensation and universal service could affect our collection and payment of reciprocal compensation and access fees, and could impact our obligation to contribute to the USF.

Detariffing

In accordance with the FCC’s Detariffing Orders, our rates, terms and conditions for international and domestic interstate services are no longer set forth in tariffs filed with the FCC, but are instead determined by contracts between us and our users. Nonetheless, we remain subject to the FCC’s general requirements that rates must be just and reasonable, and not unreasonably discriminatory, and are also subject to the FCC’s jurisdiction over complaints regarding our services. We post our tariffs setting forth the terms, conditions and rates governing our interstate interexchange telecommunications service on our website at www.inContact.com.

CPNI Regulations

On April 2, 2007, the FCC issued an Order strengthening its rules governing a carrier’s duty to protect the privacy of its customers’ proprietary network information (“CPNI”). The Order responds to the growing practice of “pretexting,” whereby third parties, most notably data brokers, illegally obtain CPNI information from carriers through unauthorized access or misrepresentation.

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

Communications Assistance for Law Enforcement Act (“CALEA”) Requirements

Pursuant to FCC regulations enacting CALEA, all affected carriers must build and configure their telecommunications services, networks and equipment to ensure that authorized law enforcement agencies have the requisite access to lawfully intercept communications and obtain call-identifying information. On May 5, 2006, the FCC extended CALEA regulations to all interconnected VoIP providers and facilities-based broadband Internet access providers.

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

Data Protection Regulations

Each company that collects, processes, shares, stores, or disposes of personal data must ensure that this data is protected with the appropriate security measures. The Federal Trade Commission and State Attorneys General have interpreted the Federal and State Unfair and Deceptive Practices Acts to require the use of appropriate security policies and procedures. Numerous other federal, state and international laws, regulations, and industry standards contain specific detailed provisions that define required security safeguards. The complex system of data security and privacy laws create requirements, restrictions, obligations, and prohibitions that affect our corporate or commercial transactions, marketing and business development activities, and interaction with our workforce. We have procedures in place to ensure that we properly comply with applicable state, federal, and international data protection and privacy regulations. To the extent that new regulations are adopted that significantly impact our business, our costs of providing service could increase.

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

We believe that today there is no clear cloud-based contact center market leader. However, we believe we currently have the largest market share and the most momentum of the cloud-based providers. Because of our diligent efforts over the past several years and our experience with approximately 700 implementations, we believe we are in a position to capitalize on the market fragmentation and become the clear leader in the cloud-based market for contact center software.

Employees

As of December 31, 2010, we employed a total of 330 employees. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Business Segments

We report financial information for our operating segments based on the way that management organizes the segments within the business for making operating decisions and assessing performance. We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our inContact suite of software applications plus the associated professional services and setup fees related to the software services product features. The Telecom segment includes all voice and data long distance services provided to customers.

Management evaluates segment performance based on operating data (revenue, costs of revenue and other operating expenses). Management does not evaluate and manage segment performance based on assets.

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

Our net loss was $1.1 million, $2.9 million and $10.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Continued losses will diminish the working capital we have available to pursue development of our business. Sales within the Software segment continue to improve, but we have not achieved positive annual operating results and whether inContact will ultimately achieve positive results and cash flow should be considered a substantial risk with respect to our business.

We may not be able to secure additional financing on favorable terms, or at all, to meet our long-term capital needs.

We may determine that additional capital will be necessary in responding to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, fund expansion, respond to competitive pressures, acquire complementary businesses, products and technologies, or for other reasons. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding to pursue our business objectives. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

The stability and growth of our revenues depends on our ability to attract and retain on-going customers

The revenue model for companies selling software services under the cloud-based model, such as inContact, is to attract and retain customers who purchase services under contracts providing for monthly or periodic charges. Our ability to increase and maintain revenue depends substantially on the efficacy of our call center and call routing solutions and maintaining customer satisfaction. Our failure to deliver services our customers need and want, and to keep our customers satisfied, would adversely affect our results or operations.

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

We have a lengthy product sales cycle which has contributed and may continue to contribute to the variability of quarterly operating results

We have experienced a lengthy initial sales and eventual “turn-up” cycle for our inContact suite in our Software segment, averaging approximately five to eight months. The lengthy sales cycle is one of the factors that has caused and may continue to cause our revenues and operating results to vary significantly from quarter to quarter. As our inContact suite is relatively new in the marketplace, we must provide a significant amount of education to prospective customers about the use and benefits of our products and services which can cause potential customers to take many months to make these decisions. The length of the sales cycle can also be affected by other factors over which we have little or no control, including customer budgetary constraints, timing of customer budget cycles, and concerns by the customer about the introduction of new products by us or by our competitors. As a result, sales cycles for customer orders vary substantially from customer to customer. Excessive delay in sales could be significant and adversely affect our business, financial condition or results of operations.

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

It is not possible to predict with any certainty the growth of our business over the next year. Our ability to continue our growth and improve our results of operations will depend on a number of factors, including our ability to promote and gain market acceptance of cloud-based, to maintain and expand our independent agent network, to fund maintenance and expansion of infrastructure to service our customers, to meet existing and emerging competition, and to maintain sufficient operating margins despite pricing pressures. Furthermore, the growth and development of our business may be harmed if we are unable to adapt and expand our systems, procedures, and controls to support and manage our growth. All of these factors indicate there could be fluctuations in our results of operations and volatility in our stock price that could expose an investor to greater risk.

Our operating results may be negatively impacted by the pricing decisions of our competitors and our providers. We may not be able to mitigate this impact with our other services.

Our costs of revenues from period to period are affected by the pricing for long distance service we can obtain from the wholesale providers of these services. We must price our services at levels that are competitive, so costs of revenues affect the rates we offer to customers and our resulting revenues. This industry has a history of downward pressure on long distance service rates as a result of competition among providers. To acquire and retain customers, we offer these services at prices that are competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to users, which will reduce revenues. On the other hand, higher prices charged by our providers will increase our costs of revenues and cut into operating results, unless we raise prices to our customers, which may be difficult for us to do if our competitors are not subject to the same upward pricing pressures or choose not to increase prices notwithstanding such pressure. To make up for potential reductions in either revenues or overall operating results, we have moved to being a cloud-based provider of enhanced connectivity and call management services, which are not subject to these rate changes and have much higher margins. Sales of cloud-based products still make up a smaller portion of our revenues. We may not be successful in making these new services a major component of our revenue mix and improve our overall operating margins.

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

Our hosting systems and software store and transmit proprietary information and critical data belonging to our customers and their users. Any accidental or willful security breaches or other unauthorized access could expose us to a risk of information loss, litigation and other possible liabilities. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our clients’ data, our relationships with customers and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we and our third-party hosting co-location facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

If outside unfriendly parties succeed in penetrating our network security or otherwise misappropriate our customer information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card or banking information, impersonation or other similar fraud claims, as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in litigation and adverse publicity, which could have an adverse effect on our reputation, business, and results of operations.

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

Our software products and services may contain undetected errors or defects that may result in product failures, slow response times, or otherwise cause our products to fail to perform in accordance with customer expectations. Because our customers use our products and services for important aspects of their business, any errors or defects in, or other performance problems with, our products and services could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales, or our existing customers could elect to not renew or to delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts and an increase in collection cycles for accounts receivable. Clients also may make warranty claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a customer may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect. We do not currently maintain any warranty reserves. inContact has had no significant warranty costs in their historical experience.

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

We are expanding the sales of our services to customers located outside of the United States so our business will be susceptible to risks associated with international operations.

In 2010, we opened up offices outside of the United States and currently have operations, sales personnel or independent consultants in several foreign countries. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our services and any future international expansion efforts will not be successful, which could result in us not meeting our forecasted revenue. Operating in international markets also requires management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenues or profitability. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These may include:

•	Fluctuations in currency exchange rates;

•	Unexpected changes in foreign regulatory requirements;

•	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	Difficulties in managing and staffing international operations;

•	Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•

General economic conditions in international markets, including the ongoing global economic downturn and continued uncertainty in the global financial markets, which may cause a decline in customer or consumer activity;

•	Localization of our services, including translation into foreign languages and associated expenses;

•	Dependence on certain third parties to increase customer sales;

•	The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

•	Increased financial accounting and reporting burdens and complexities;

•	Political instability abroad, terrorist attacks and security concerns in general; and

•	Reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally.

Regulation of IP telephony services is unclear, so the imposition of significant regulation in the future could adversely affect our operations.

We deliver our inContact suite and move other long distance service through our VoIP Network. We view government regulation as one of the conditions of the environment within which we conduct business that does impact, and will continue to impact, our business as we endeavor to comply with existing regulation and what may come in the future. At both the federal and state level there are initiatives, proposals, proceedings and investigations pending with respect to telecommunications and the Internet that we describe in some detail above in the “Government Regulation” section of ITEM 1. BUSINESS. This section describes areas where the regulatory landscape could change and significantly impact our business, and you should review that section carefully. Our failure to anticipate, plan for, and comply with new regulation as it comes along on a cost effective basis is a continuing risk of our business that could have a significant adverse effect on our business activity and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2.	PROPERTIES

We lease executive office space in Midvale, Utah, a suburb of Salt Lake City. The space consists of approximately 50,000 square feet. The lease provides for monthly lease payment of approximately $104,000, which is subject to 3% escalations per year. The lease for this office space expires in June 2013, but we have an option to renew the lease for an additional five years at the end of the lease period.

We also lease office space or related equipment switching space in Los Angeles, California, Dallas, Texas, London, England and the Philippines.

ITEM 3.	LEGAL PROCEEDINGS

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. The lawsuit was filed in the Third Judicial District Court for Salt Lake County, Utah, Case No. 090907053. In the lawsuit California College and its affiliates allege that (1) inContact made intentional and/or negligent misrepresentations in connection with the sale of inContact services to California College and California College’s purchase of an outbound call software program from Insidesales.com, Inc, another defendant in the lawsuit, (2) that inContact breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students. On each of the claims for misrepresentation, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. On each of the breach of contract claims pertaining to the inContact service agreement, California College is seeking damages in an amount proven at trial, which amount is not less than $1 million. On each of the breach of contract claims pertaining to the purchase of Insidesales.com software, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. On the interference in business relations claim, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and us. Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice. inContact has denied all of the substantive allegations of the complaint and cross-claim and intends to defend the claims vigorously. Management believes the claims against inContact are without merit.

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

Market Price, Stockholder Matters, and Unregistered Sales

Our common stock trades on The NASDAQ Capital Market under the symbol “SAAS.” The following table presents the high and low closing sales prices per share of our common stock as reported on The NASDAQ Capital Market for the four calendar quarters of 2010 and 2009:

Calendar Quarter Ended:	High	Low
March 31, 2010	$3.51	$2.65
June 30, 2010	$3.23	$2.42
September 30, 2010	$2.70	$2.12
December 31, 2010	$3.30	$2.24

Calendar Quarter Ended:	High	Low
March 31, 2009	$2.35	$1.18
June 30, 2009	$3.04	$1.98
September 30, 2009	$3.86	$2.79
December 31, 2009	$3.02	$2.17

As of February 28, 2011, we had approximately 2,973 holders of record of our common stock. Since inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Russell 2000 Index, the NASDAQ Computer and Data Processing Index, and the NASDAQ Telecom Index for the five fiscal years ended December 31, 2010. We believe the NASDAQ Computer and Data Processing Index is a better published industry index than the NASDAQ Telecom Index with our Company’s focus on SAAS. Both indexes are show in the graph below, but only the NASDAQ Computer and Data Processing Index will be shown in future years. The stock price information shown on the graph below is not necessarily indicative of future price performance.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,447,578		$2.47	1,239,957
Equity compensation plans not approved by security holders	2,337,467	(1)	$2.96	N/A

Total	4,785,045		$2.71	1,239,957

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the Board of Directors and warrants issued to third parties.

Repurchases of Common Stock

There were no repurchases of equity securities by us during the year ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2010. The consolidated statements of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of inContact. The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data (in thousands-except per share data):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenue	$82,155	$84,183	$79,625	$79,482	$82,800
Net loss	$(1,056)	$(2,922)	$(10,304)	$(7,537)	$(7,775)
Net loss applicable to common stockholders	$(1,056)	$(2,922)	$(10,304)	$(7,537)	$(7,775)
Net loss per share:
Basic and diluted	$(0.03)	$(0.09)	$(0.33)	$(0.26)	$(0.32)
Cash dividends per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data (in thousands):

	As of December 31,
	2010	2009	2008	2007	2006
Total assets	$40,585	$38,929	$28,747	$31,368	$25,959
Long-term obligations	$8,973	$9,475	$6,583	$918	$6,569

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of inContact’s financial condition, cash flows and results of operations. MD&A is organized as follows:

Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Consolidated Results of Operations. This section provides an analysis of our consolidated results of operations for the three years ended December 31, 2010.

Segment Results of Operations. This section provides an analysis of our segment results of operations for the three years ended December 31, 2010.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2010, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2010. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements. This section provides a tabular presentation of our outstanding contractual obligations that existed as of December 31, 2010.

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

Overview

We began in 1997 as a reseller of telecommunications services and have evolved to become a leading provider of end-to-end, cloud-based contact center services and network connectivity. We strive to deliver the most proven solutions quickly and with ease, helping our customers reduce the cost and improve the quality of every user interaction.

In 2005 we began offering cloud-based call center solutions to the call center market. Our dynamic technology platform provides our customers a solution without the costs and complexities of legacy systems. Our proven delivery model provides cost savings and removes the complexities of deploying and maintaining a premised-based solution, while providing flexibility to change with business needs.

We provide software which includes automatic call distribution with skills-based routing, interactive voice response with speech recognition, computer telephony integration capabilities, reporting, workforce optimization, e-learning, call center agent hiring and customer feedback measurement tools. Taken together, the inContact cloud-based platform creates an integrated solution for call centers, including those with distributed workforces – either at-home or multi-site.

Our inContact Suite

Over the past several years, we have transitioned from a telecommunications long distance reseller and aggregator into a value-added, SaaS company focused on the contact center market. We have made a number of strategic acquisitions that we believe have positioned us at the forefront of the rapidly emerging hosted contact center software market. We began building our all-in-one contact center solution with the 2005 acquisition of an automated call distribution solution, which is now the backbone of our inContact suite, and have been developing and adding to that core technology.

Telecom

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

Trends in Our Business

The focus of our business operations has shifted dramatically the past three years, resulting in increased revenues from cloud-based sales of our inContact suite, and we expect that our Software segment revenues will continue to grow as a result of our continued emphasis on this segment of our business. Since 2005 when we began a concerted effort to focus our business on developing and marketing our inContact suite, we have seen continued attrition in our traditional telecommunication long distance business.

We expect costs of revenue to continue to decrease as a percentage of sales as we continue to shift our revenues more heavily towards the Software segment. Our annual costs of revenue as a percentage of sales were 57% in fiscal 2010, 59% in fiscal 2009 and 66% in fiscal 2008.

We are emphasizing the use of referral relationships with adjacent market technology and service providers in our business. These relationships benefit inContact because they introduce us to new sales channels and they add scalability to our sales, implementation, professional services, and support operations. These companies are finding us appealing to work with for the following reasons:

•	our inContact suite is easily integrated;

•	our direct sales presence gives companies a regional presence; and

•	our strength and experience with the SaaS model attracts new companies wanting to capitalize on the momentum in this software market.

Due to the turmoil in the credit industry and the downturn in the economy in general, we believe more contact centers are going to limit their up-front capital expenditures, including purchases of premise-based equipment. We believe this will accelerate the adoption of the cloud-based model by contact centers, which in turn will make our hosted inContact suite more appealing to the contact center market.

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

Software

Software hosting and support of our inContact suite is provided on a monthly basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact suite experience. Customers access “cloud-based” software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our telecommunications and data network is fundamental to our inContact suite and allows us to provide the all-in-one inContact solution.

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

Results of Operations

Results of 2010 versus 2009

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2010 compared to our condensed operating results for the year ended December 31, 2009 (in thousands):

	2010	2009	$ Change	% Change
Net revenue	$82,155	$84,183	(2,028)	(2%)
Costs of revenue	46,593	50,015	(3,422)	(7%)

Gross profit	35,562	34,168	1,394

Gross margin	43%	41%
Operating expenses:
Selling and marketing	19,158	17,355	1,803	10%
Research and development	5,271	4,845	426	9%
General and administrative	12,085	13,737	(1,652)	(12%)

Total operating expenses	36,514	35,937	577

Loss from operations	(952)	(1,769)	817
Other expense	(83)	(1,091)	(1,008)	(92%)

Loss before income taxes	(1,035)	(2,860)	1,825
Income tax expense	(21)	(62)	(41)

Net loss	$(1,056)	$(2,922)	$1,866

Revenue: Total revenues decreased $2.0 million to $82.2 million during 2010 compared to revenues of $84.2 million during 2009. The decrease is due to a decrease of $6.6 million in Telecom segment revenue due to anticipated attrition. The decrease is offset by an increase of $4.6 million in Software revenue as we continue to focus our sales and marketing efforts on our all-in-one hosted inContact suite. The growth in Software revenue from 2009 to 2010 as compared to 2008 to 2009 was lower as a result of entering into service contracts in the second half of 2009 and the first quarter of 2010 that generated lower revenues as compared to contracts for the previous corresponding periods. In addition, in the second quarter of 2010 our service arrangement with two large customers, who contributed Software revenue totaling approximately $460,000 in the first quarter of 2010, terminated, due to a change in their call-center operations.

Costs of revenue and gross margin: Costs of revenue decreased $3.4 million or 7% to $46.6 million during 2010 compared to $50.0 million during 2009. As a result, our gross margin increased two percentage points to 43% during 2010 from 41% during 2009. The increase in gross margin is primarily driven by the transition in sales mix from our Telecom segment that has lower margins to our Software segment as a result of increased sales of our hosted inContact suite, which has much higher margins, and higher gross margin for the Telecom segment in 2010 compared to 2009 due to the termination of low-margin Telecom customers that we purposely moved off our network in the third quarter of 2009.

Selling and marketing: Selling and marketing expense increased $1.8 million or 10% to $19.2 million during 2010 from $17.4 million during 2009. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships and our increased efforts to create lead generation opportunities for our Software segment. The increase in our selling and marketing efforts was partially offset by reduced commissions expense related to Telecom.

Research and development: Research and development expense increased $426,000 or 9% to $5.3 million during 2010 compared to $4.9 million during 2009. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative: General and administrative expense decreased $1.7 million or 12% to $12.1 million during 2010 compared to $13.7 million during 2009. The decrease is primarily due to a reduction of overhead costs in the fourth quarter of 2009, which we maintained during 2010. Also, stock based compensation decreased due to the reduction of personnel in the fourth quarter of 2009 and the decrease in our allowance for doubtful accounts due to improved collections and increased economic stability for our customer base in 2010 as compared to 2009.

Other expense: Other expense decreased $1.0 million to $83,000 during 2010 compared to $1.1 million during 2009. Net interest expense decreased $376,000 during 2010 compared to 2009 due to a lower outstanding balance on our revolving credit agreement and a lower interest rate in 2010 as compared to 2009. The remaining decrease of $632,000 primarily relates to the change in fair value of our warrant liability. During 2010, the fair value of our warrant liability decreased $250,000 and the fair value of our warrant liability increased $383,000 during 2009.

Income taxes: Income taxes consist of state income taxes and remained relatively flat for 2010 as compared to 2009. We have a full valuation allowance on all deferred tax assets.

Results of 2009 versus 2008

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2009 compared to our condensed operating results for the year ended December 31, 2008 (in thousands):

	2009	2008	$ Change	% Change
Net revenue	$84,183	$79,625	4,558	6%
Costs of revenue	50,015	52,664	(2,649)	(5%)

Gross profit	34,168	26,961	7,207

Gross margin	41%	34%
Operating expenses:
Selling and marketing	17,355	17,618	(263)	(1%)
Research and development	4,845	4,324	521	12%
General and administrative	13,737	14,808	(1,071)	(7%)

Total operating expenses	35,937	36,750	(813)

Loss from operations	(1,769)	(9,789)	8,020
Other expense	(1,091)	(479)	612	128%

Loss before income taxes	(2,860)	(10,268)	7,408
Income tax expense	(62)	(36)	26

Net loss	$(2,922)	$(10,304)	$7,382

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

Other expense: Other expense increased $612,000 or 128% to $1.1 million during 2009 compared to $479,000 during 2008. Of this increase, net interest expense increased $183,000 due to a higher outstanding balance on our revolving credit facility during 2009 as compared to 2008. The remaining $429,000 of the increase is primarily due to the change in fair value of warrants during the period.

Segment Reporting

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications plus the associated professional services and setup fees related to the software services product features (referred to as cloud-based or SaaS). The Telecom segment includes all voice and data long distance services provided to customers.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment condensed operating results for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
Net revenue	$33,692	$29,103	$19,972	4,589	16%	9,131	46%
Costs of revenue	12,051	9,681	9,187	2,370	24%	494	5%

Gross profit	21,641	19,422	10,785

Gross margin	64%	67%	54%

Operating expenses:
Direct selling and marketing	14,662	11,322	10,560	3,340	30%	762	7%
Direct research and development	4,638	4,188	3,838	450	11%	350	9%
Indirect	10,342	10,178	10,100	164	2%	78	1%

Loss from operations	$(8,001)	$(6,266)	$(13,713)

Results of 2010 versus 2009

The Software segment revenue increased $4.6 million or 16% to $33.7 million during 2010 from $29.1 million during 2009. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. The growth in Software revenue from 2009 to 2010 as compared to 2008 to 2009 was lower as a result of entering into service contracts in the second half of 2009 and the first quarter of 2010 that generated lower revenues as compared to contracts for the previous corresponding periods. In addition, in the second quarter of 2010 our service arrangement with two large customers, who contributed Software revenue totaling approximately $460,000 in the first quarter of 2010, terminated, due to a change in their call-center operations. Software segment revenue includes revenue from professional services of $1.8 million for 2010 compared to $1.5 million for 2009.

Gross margin decreased 3 percentage points to 64% in 2010 compared to 67% in 2009. The decrease in gross margin is primarily attributable to an increase in capitalized software amortization and an increase in personnel costs to help support the growth in the software segment.

Direct selling and marketing expenses in the Software segment increased $3.3 million or 30% to $14.7 million in 2010 compared to $11.3 million during 2009. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the Software segment by investing in research and development. During 2010 we incurred $4.6 million in direct research and development costs compared to $4.2 million during 2009 and have capitalized an additional $3.5 million of costs incurred during 2010 related to our internally developed software compared to $3.6 million during 2009. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $164,000 in 2010 compared to 2009 due to more indirect costs being allocated to the Software segment with the continued shift in revenue mix from Telecom to Software.

Results of 2009 versus 2008

The Software segment revenue increased $9.1 million or 46% to $29.1 million during 2009 from $20 million during 2008. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $1.5 million for 2009 compared to $1.0 million for 2008.

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

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed operating results for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
Net revenue	$48,463	$55,080	$59,653	(6,617)	(12%)	(4,573)	(8%)
Costs of revenue	34,542	40,334	43,477	(5,792)	(14%)	(3,143)	(7%)

Gross profit	13,921	14,746	16,176

Gross margin	29%	27%	27%

Operating expenses:
Direct selling and marketing	3,467	5,123	5,978	(1,656)	(32%)	(855)	(14%)
Direct research and development	—	—	—	—	0%	—	0%
Indirect	3,405	5,126	6,274	(1,721)	(34%)	(1,148)	(18%)

Income from operations	$7,049	$4,497	$3,924

Results of 2010 versus 2009

We continue to see decreases in Telecom segment revenue as we focus our efforts on the Software segment. Overall Telecom segment revenue decreased $6.6 million or 12% to $48.5 million during 2010 from $55.1 million in 2009. This decrease is due to the expected attrition of our telecom-only customers as we focus our efforts on our inContact suite of services and a loss of revenue from low-margin customers that we purposely moved off our network in the third quarter of 2009. With the decline in revenues from the Telecom segment, we reduced operating costs in the segment as well. Our costs of revenue decreased 14% due to continued improvement in carrier rates, and a reduction in the low-margin business mentioned previously. Direct selling and marketing expenses decreased 32% during 2010 compared to 2009, primarily due to a decrease in commissions as we continue to focus more on our selling and marketing efforts of the Software segment. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, decreased 34% during 2010 compared to 2009 is primarily due to our efforts to reduce costs in the fourth quarter of 2009 and more indirect costs being allocated to the Software segment.

Results of 2009 versus 2008

We continue to see decreases in Telecom segment revenue as we focus our efforts on the Software segment. Overall Telecom segment revenue decreased $4.6 million or 8% to $55.1 million during 2009 from $59.7 million in 2008. This decrease is due to the expected attrition of our Telecom customers as we focus our selling and marketing efforts on our inContact suite of services. With the decline in revenues from the Telecom segment, we reduced operating costs in the segment as well. Direct selling and marketing expenses decreased 14% during 2009 compared to 2008 primarily due to a decrease in commissions as we continue to focus more on our selling and marketing efforts of the Software segment. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, decreased 18% during 2009 compared to 2008 primarily due to more indirect costs being allocated to the Software segment.

Liquidity and Capital Resources

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2013. At December 31, 2010, we had $10.3 million of cash and cash equivalents. In addition to our $10.3 million of cash and cash equivalents, subject to meeting covenant requirements, we have access to additional available borrowings under our revolving credit note with Zions First National Bank (“Zions”) entered into in July 2009. The available borrowings under the revolving credit note are $1.2 million, based on the maximum available advance amount calculated on the January 5, 2011 borrowing base certificate, resulting in total cash and additional availability under the revolving credit note of $11.5 million at December 31, 2010. The balance of our revolving credit note at December 31, 2010 was $7.3 million. In January 2011, we paid $4.0 million of the $7.3 million balance.

We experienced a net loss of $1.1 million during the year ended December 31, 2010. Significant non-cash expenses affecting operations during 2010 were $5.5 million of depreciation and amortization, $1.4 million of stock-based compensation offset by $250,000 gain for the change in the fair value of certain warrants. Our operating activities provided cash flows of $5.1 million during 2010.

Our working capital of $9.2 million and $8.9 million at December 31, 2010 and 2009, respectively, remained relatively flat. In December 2009 we received proceeds of $7.9 million from the sale of stock in December 2009.

In February 2010, we entered into an equipment leasing facility with Zions. Under the terms of the leasing facility, Zions agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The interest rate is 5.82%. We have $1.2 million of capital lease obligations related to this leasing facility at December 31, 2010. Zions closed the lease at December 31, 2010 and will begin charging interest on the full amount of the leasing facility starting on January 1, 2011. We have open purchase orders at December 31, 2010 of approximately $1.3 million to purchase computer related equipment to utilize the remaining leasing facility. The final lease payments will be in December 2013.

In March 2011, we entered into an equipment leasing facility commitment with Zions. Under the terms of the leasing facility commitment, Zions has agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year “London InterBank Offered Rate (LIBOR),” plus 4.5%.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. In October of 2009, we took measures to reduce operating expenses, including headcount reductions to accelerate the growth in cash generated from operations. Due in part to these measures, cash generated from operations was $5.0 million during 2010. We believe the savings generated by these measures will continue to generate cash from operations. We expect to rely on internally generated cash, our revolving credit facility and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our revolving credit note and available borrowings under our equipment leasing facility will be sufficient to meet our cash requirements during at least the next twelve months.

Revolving Credit Note

On July 16, 2009, we entered into a revolving credit loan agreement (the “Revolving Credit Agreement”) with Zions. Under the terms of the Revolving Credit Agreement, Zions has agreed to loan up to $8.5 million under a revolving credit note. The loan is secured by substantially all the assets of inContact. We drew $20.5 million from our Revolving Credit Agreement with Zions and paid down $20.5 million on the Revolving Credit Agreement during 2010. All outstanding principal under the Zions agreement is due in July 2013. The amount outstanding at December 31, 2010 was $7.3 million. In January 2011, we paid $4.0 million of the outstanding balance at December 31, 2010.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance. In August 2010 and March 2011, Zions agreed to amend the Revolving Credit Agreement to reduce the required minimum EBITDA covenant levels, in order to allow the Company to pursue its strategic objectives without breaching the covenant. Remaining in compliance with loan covenants is critical to the Company’s operations. Based on our projections, we believe we will maintain compliance with our loan covenants through 2011, however if future operating results are less favorable than currently anticipated, the Company may need to seek further amendments to modify its loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. As of March 2011, the EBITDA covenant requires minimum EBITDA levels of $450,000 for the fourth quarter 2010, $300,000 for the first three quarters of 2011 and $1.0 million for each quarter thereafter. The minimum working capital covenant requires minimum working capital of $1 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75% of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended December 31, 2010.

The interest rate under the Zions revolving credit note is 90 day LIBOR plus 4.5%, adjusted as of the date of any change in the 90 LIBOR. Interest under the revolving credit note is paid monthly in arrears, and all principal is due in July 2013. The balance outstanding under the revolving credit note cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned but unbilled receivables, as calculated on the 5th and 20th of each month.

Cash Flows

In summary, our cash flows for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash from (used in) operating activities	$5,060	$2,159	$(511)
Net cash used in investing activities	$(5,523)	$(5,461)	$(1,340)
Net cash (used in) from financing activities	$(68)	$10,058	$3,187

During the year ended December 31, 2010, we generated $5.1 million of cash from operating activities. During the year ended December 31, 2010, we used $5.5 million in investing activities. Cash used in investing activities was primarily used for capitalized software development and other property and equipment. Cash used in financing activities was $68,000 and was due to payments on long-term debt offset by proceeds received from the exercise of options and warrants. We had an overall net decrease in cash of $531,000 during the year ended December 31, 2010. The amount that we have invested in our expansion has provided additional network capacity and additional resources to help grow our inContact suite.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table discloses aggregate information about our material contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of December 31, 2010 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit note and notes payable (1)	$7,272	$2	$7,270	$—	$—
Capital lease payments	2,916	1,500	1,416	—	—
Open purchase orders for remaining leasing facility (2)	1,300	1,300	—	—	—
Operating leases	5,128	1,597	3,023	508	—
Purchase commitments (3)	1,175	725	450	—	—

Total contractual obligations	$17,791	$5,124	$12,159	$508	$—

(1)	Interest payments are excluded because the interest owed is primarily based on the balance of our revolving credit note, which will fluctuate based on payments and draws made by the Company.
(2)	Open purchase orders at December 31, 2010 of approximately $1.3 million to purchase computer related equipment to utilize the remaining $2.5 million leasing facility with Zions.
(3)	Our purchase commitments are with national long distance telecommunication providers. We have one purchase commitment that provides for a monthly minimum of $50,000, which can be terminated with a thirty day written notice. We exceeded our monthly minimums with this carrier in 2010. We have a commitment with another carrier that requires an annual usage commitment of $675,000 through August 2012 that we feel we will meet based on our current usage patterns.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures, on January 1, 2008. This guidance defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

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

Accordingly, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $538,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the condensed consolidated balance sheet before initial adoption of the new derivative accounting guidance and the amounts recognized in the consolidated balance sheet upon the initial application of the new derivative accounting guidance. The amounts recognized in the consolidated balance sheet as a result of the initial application of the new derivative accounting guidance on January 1, 2009 were determined based on the amounts that would have been recognized if the new derivative accounting guidance had been applied from the issuance date of the warrants. We measured the estimated fair value of these warrants as of December 31, 2009, and recorded a $383,000 charge during the year ended December 31, 2009 to record the liabilities associated with these warrants at their estimated fair values totaling $496,000 as of that date. We measured the estimated fair value of these warrants as of December 31, 2010, and recorded a $250,000 gain during the year ended December 31, 2010 to record the liabilities associated with these warrants at their estimated fair values totaling $246,000 as of December 31, 2010. We estimated the fair values of these securities using a Black-Scholes valuation model, which approximated a lattice valuation model.

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

Revenue is determined and recognized based on the type of service that is provided for the customer as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with contact handling technology; multimedia contact management (voice, fax, e-mail and chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and online training tools. Monthly recurring charges are generally billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers do not have the right to take possession of our hosted software. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. ASC 605-25 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not established stand alone value for our professional services (the delivered element) nor objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $932,000 of deferred revenue at December 31, 2010 and $1.2 million of deferred revenue at December 31, 2009. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

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

Goodwill: We evaluate goodwill for impairment, at a minimum, on an annual basis on September 30 of each year and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The fair values are estimated using a market-based valuation approach utilizing a multiple of revenues. Determining fair value requires the exercise of significant judgments, including judgments about relevant revenue multiples of comparable companies. We have two reporting units (identified as our segments, Telecom and Software). All of the goodwill of $4.1 million relates to the Software reporting unit. Therefore, only the carry value of the Software reporting unit was evaluated. If the carrying value of the Software reporting unit exceeds its fair value, goodwill is considered impaired in the amount that that the goodwill balances exceed the calculated fair value. At September 30, 2010, the fair value of the Software reporting unit exceeded its carrying value so no impairment charge was recorded during the year ended December 31, 2010. There were no events or circumstances from the date of our assessment through December 31, 2010 that would impact this assessment.

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

Off -balance Sheet Arrangements: We have no off-balance sheet arrangements. However, we have purchase commitments with two national long distance telecommunication providers and our operating leases.

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

We utilize the graded-vesting method, rather than a straight-line method, for recognizing compensation expense as management believes this graded-vesting method more closely matches the expense to associated services. Under this method, nearly 60% of the compensation cost is expensed in the first year of a typical three-year vesting term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from these estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

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

Supplementary Financial Information—(Unaudited)

Selected quarterly financial data for the years ended December 31, 2010 and 2009 are as follows (in thousands, except per share data):

	Quarter
2010	1st	2nd	3rd	4th
Revenues	$21,121	$20,444	$20,281	$20,309
Gross Profit	9,283	8,721	8,808	8,750
Net income (loss)	1,502	(63)	(1,319)	(1,176)
Basic and diluted net income (loss) per share	$0.04	$(0.00)	$(0.04)	$(0.03)

	Quarter
2009	1st	2nd	3rd	4th
Revenues	$21,003	$21,427	$20,947	$20,806
Gross Profit	8,196	8,298	8,693	8,981
Net income (loss)	(1,703)	(998)	(553)	332
Basic and diluted net income (loss) per share	$(0.05)	$(0.03)	$(0.02)	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this report, inContact’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, inContact’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 8, 2011, inContact executed a modification and amendment of its revolving credit loan agreement dated July 16, 2009, as amended, with Zions. Under the modification and amendment, the maturity date of the revolving credit loan is extended to July 1, 2013. In addition, the “Minimum Adjusted EBITDA” covenant was replaced with a new “Minimum EBITDA” covenant that requires inContact to maintain minimum EBITDA of $300,000 as of the last day of each calendar quarter for the period March 31 through September 30, 2011, and maintain minimum EBITDA of $1,000,000 as of the last day of each calendar quarter thereafter. The modification and amendment were effective as of March 1, 2011.

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, our code of ethics and background of the directors appearing under the captions “Election of Directors,” “Section 16(a) Filing Compliance,” “The Board and its Committees,” and “Corporate Governance Guidelines and Code of Ethics” in inContact’s Proxy Statement for the 2011 annual meeting of Shareholders is hereby incorporated by reference. The following information on our executive officers is presented below pursuant to General Instructions G(3) of Form 10-K.

Executive Officers of inContact

The executive officers of inContact are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors’ meetings, as appropriate. We have employed each of the executive officers in the position or positions indicated in the list and pertinent notes below.

At March 9, 2011, the following were executive officers of inContact:

Name	Age	Position	Since
Paul Jarman	41	Director and Chief Executive Officer	1997
Gregory S. Ayers	49	Executive Vice President and Chief Financial Officer	2009
Scott Welch	46	Executive Vice President and Chief Operating Officer	2004
Frank Maylett	48	Executive Vice President of Sales	2008
Jim Tanner	45	Executive Vice President, Product and Strategy	2010
Mariann McDonagh	49	Executive Vice President and Chief Marketing Officer	2010

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

Frank Maylett was elected Executive Vice President of Sales of inContact in May 2008. Prior to joining inContact, Mr. Maylett spent two years at Brocade Communications Systems, Inc. as the global sales manager.

Jim Tanner joined inContact in December 2009 and was elected as Executive Vice President, Product and Strategy in March 2010. Prior to joining inContact, Mr. Tanner was Vice President, Global Telecommunications Industry, from January 2008 to January 2009 and Director, Global Product Management, from September 2003 to January 2008 at Unisys, Inc.

Mariann McDonagh was elected as Executive Vice President and Chief Marketing Officer of inContact in April 2010. Prior to joining inContact, Ms. McDonagh was Senior Vice President of Corporate Marketing and Investor Relations for Xtralis from June 2008 to April 2010, where she led growth strategy for this global leader in early threat detection. Before Xtralis, she served as Senior Vice President of Corporate Marketing from March 2002 to May 2008 for Verint Systems Inc.

ITEM 11.	Executive Compensation

Information appearing under the captions “Board Compensation” and “Executive Compensation” in the 2011 Proxy Statement (other than the “Compensation Committee Report”) is hereby incorporated by reference.

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

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and “Executive Compensation” and information regarding director independence appearing under the caption “The Board and its Committees” in the 2011 Proxy Statement is hereby incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

Information appearing under the captions “Accountant Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2011 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Documents filed as part of this report:

(1) Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firms are incorporated by reference as provided in Item 8 of this report:

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document

3.1	Certificate of Incorporation, as amended(1)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004(2)

3.3	Amendment to the Certificate of Incorporation dated October 14, 2008(3)

3.4	ByLaws (4)

10.1	Long-Term Stock Incentive Plan(4)

10.2	2005 Employee Stock Purchase Plan(2)

10.3	Form of Stock Option Agreement used prior to June 1999(5)

10.4	Form of Stock Option Agreement used after June 1999(5)

10.5	Form of Warrant – inContact/ ComVest(6)

10.6	Form of Registration Rights Agreement – inContact/ComVest(6)

10.7	Form of Warrant covering 55,000 shares issued to ComVest Capital on February 9, 2007(7)

10.8	Form of Stock Option Agreement for awards granted under the Annual Executive Stock Option Plan(8)

10.9	Lease Agreement for Office Space at 7730 So Union Park Avenue, Midvale, Utah 84047(9)

10.10	Form of Notice of Restricted Stock Unit Grant to Non-Employee Directors(10)

10.11	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors(10)

Exhibit No.	Title of Document

10.12	Master Lease Agreement No. MCC1058 dated April 1, 2008(11)

10.13	2008 Equity Incentive Plan(12)

10.14	Revolving Credit Loan Agreement between inContact and Zions dated July 16, 2009(13)

10.15	Amendment to Loan Agreement between inContact and Zions dated February 22, 2010(14)

10.16	Note Modification Agreement and Allonge between inContact and Zions dated August 3, 2010(15)

10.17	Second Amendment to Loan Agreement between inContact and Zions dated August 3, 2010(16)

10.18	Second Note Modification Agreement and Allonge between inContact and Zions dated March 1, 2011

10.19	Third Amendment to Loan Agreement between inContact and Zions dated March 1, 2011

10.20	Master Finance Lease Agreement No. 0012773 with Zions dated July 23, 2009

10.21	Form of Securities Purchase Agreement dated December 21, 2009(17)

10.22	Form of Registration Rights Agreement dated December 21, 2009(17)

14.1	Code of Ethics(18)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This document was filed as an exhibits to the annual report on Form 10-KSB for 2003 filed by inContact with the Securities and Exchange Commission on March 30, 2004, and is incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K for 2004 filed by inContact with the Securities and Exchange Commission on March 30, 2005, and are incorporated herein by this reference.
(3)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on November 10, 2008, and is incorporated herein by this reference.
(4)	These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by inContact with the Securities and Exchange Commission on August 3, 1999, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the Registration Statement on Form SB-2, File No. 108655, initially filed by inContact with the Securities and Exchange Commission on September 9, 2003, and are incorporated herein by this reference.
(6)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on May 5, 2006, and are incorporated herein by this reference. Each of the form documents were signed and exchanged by inContact and ComVest Capital on May 23, 2006.

(7)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on January 31, 2007, and is incorporated herein by this reference.
(8)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on March 13, 2007, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to the annual report on Form 10-K for 2007 filed by inContact with the Securities and Exchange Commission on April 1, 2008, and are incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on November 10, 2008, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on April 11, 2008, and is incorporated herein by this reference.
(12)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 6, 2008, and is incorporated herein by this reference.
(13)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on July 21, 2009, and is incorporated herein by this reference.
(14)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on February 25, 2010, and is incorporated herein by this reference.
(15)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 6, 2010, and is incorporated herein by this reference.
(16)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 6, 2010, and is incorporated herein by this reference.
(17)	These documents were filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on December 21, 2009, and are incorporated herein by this reference.
(18)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 12, 2007, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCONTACT, INC.

Date: March 11, 2011	/S/ PAUL JARMAN
Paul Jarman Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2011	/S/ GREGORY S. AYERS
Gregory S. Ayers Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2011	/S/ THEODORE STERN, DIRECTOR
Theodore Stern, Director

Date: March 11, 2011	/S/ STEVE M. BARNETT, DIRECTOR
Steve M. Barnett, Director

Date: March 11, 2011	/S/ PAUL JARMAN, DIRECTOR
Paul Jarman, Director

Date: March 11, 2011	/S/ BLAKE O. FISHER, DIRECTOR
Blake O. Fisher, Director

Date: March 11, 2011	/S/ PAUL F. KOEPPE, DIRECTOR
Paul F. Koeppe, Director

Date: March 11, 2011	/S/ MARK J. EMKJER, DIRECTOR
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of their assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

Midvale, Utah

We have audited the internal control over financial reporting of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

Midvale, Utah

We have audited the accompanying consolidated balance sheets of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of inContact, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 11, 2011

INCONTACT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$10,321	$10,852
Restricted cash	246	80
Auction rate preferred securities	—	125
Accounts and other receivables, net of allowance for uncollectible accounts of $749 and $1,371 respectively	9,303	9,165
Other current assets	2,293	1,584

Total current assets	22,163	21,806
Restricted cash	—	166
Property and equipment, net	12,041	10,378
Intangible assets, net	1,938	2,501
Goodwill	4,073	3,577
Other assets	370	501

Total assets	$40,585	$38,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,295	$6,120
Accrued liabilities	2,079	2,773
Accrued commissions	1,058	1,136
Current portion of deferred revenue	898	1,085
Current portion of long-term debt and capital lease obligations	1,334	1,844
Warrant liability	246	—

Total current liabilities	12,910	12,958
Long-term debt and capital lease obligations	8,653	8,476
Deferred rent	286	369
Deferred revenue	34	134
Warrant liability	—	496

Total liabilities	21,883	22,433

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,713,810 and 34,776,823 shares issued and outstanding as of December 31, 2010 and 2009, respectively	3	3
Additional paid-in capital	84,474	81,212
Accumulated deficit	(65,775)	(64,719)

Total stockholders’ equity	18,702	16,496

Total liabilities and stockholders’ equity	$40,585	$38,929

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Net revenue:
Software	$33,692	$29,103	$19,972
Telecom	48,463	55,080	59,653

Total net revenue	82,155	84,183	79,625

Costs of revenue:
Software	12,051	9,681	9,187
Telecom	34,542	40,334	43,477

Total costs of revenue	46,593	50,015	52,664

Gross profit	35,562	34,168	26,961

Operating expenses:
Selling and marketing	19,158	17,355	17,618
Research and development	5,271	4,845	4,324
General and administrative	12,085	13,737	14,808

Total operating expenses	36,514	35,937	36,750

Loss from operations	(952)	(1,769)	(9,789)
Other income (expense):
Interest income	1	4	45
Interest expense	(287)	(666)	(524)
Change in fair value of warrants	250	(383)	—
Other expense	(47)	(46)	—

Total other expense	(83)	(1,091)	(479)

Loss before income taxes	(1,035)	(2,860)	(10,268)
Income tax expense	(21)	(62)	(36)

Net loss	$(1,056)	$(2,922)	$(10,304)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.09)	$(0.33)
Weighted average common shares outstanding:
Basic and diluted	35,384	31,335	31,049

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2007	31,016	$3	$70,056	$(52,031)	$—	$18,028
Common stock issued for options exercised	49	—	105	—	—	105
Stock-based compensation	—	—	1,576	—	—	1,576
Issuance of restricted stock units for services	—	—	99	—	—	99
Warrant issued with consulting agreement	—	—	4	—	—	4
Warrant issued with mutual release agreement	—	—	33	—	—	33
Comprehensive loss:
Net loss	—	—	—	(10,304)	—
Unrealized loss on available for sale securities	—	—	—	—	(50)
Total comprehensive loss						(10,354)

Balance at December 31, 2008	31,065	$3	$71,873	$(62,335)	$(50)	$9,491
Cumulative effect of change in accounting principle	—	—	(651)	538	—	(113)
Common stock issued for options and warrants exercised	215	—	484	—	—	484
Stock-based compensation	—	—	1,425	—	—	1,425
Issuance of restricted stock for services	68	—	175	—	—	175
Issuance of common stock, net of issuance costs	3,429	—	7,885	—	—	7,885
Vesting of warrant issued for services	—	—	21	—	—	21
Comprehensive loss:
Net loss	—	—	—	(2,922)	—
Unrealized gain on available for sale securities	—	—	—	—	50
Total comprehensive loss						(2,872)

Balance at December 31, 2009	34,777	$3	$81,212	$(64,719)	$—	$16,496
Common stock issued for options and warrants exercised	864	—	1,816	—	—	1,816
Common stock issued under the employee stock purchase plan	28	—	53	—	—	53
Stock-based compensation	—	—	1,267	—	—	1,267
Issuance of restricted stock for services	45	—	126	—	—	126
Comprehensive loss:
Net loss	—	—	—	(1,056)	—
Total comprehensive loss						(1,056)

Balance at December 31, 2010	35,714	$3	$84,474	$(65,775)	$—	$18,702

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(1,056)	$(2,922)	$(10,304)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation of property and equipment	2,959	2,850	2,163
Amortization of software development costs	1,923	1,102	500
Amortization of intangible assets	563	983	3,382
Amortization of note financing costs	95	91	108
Interest accretion	11	—	—
Stock-based compensation	1,267	1,425	1,675
Warrants and stock issued for services	126	196	37
Change in fair value of warrants	(250)	383	—
Loss on disposal of property and equipment	51	66	25
Changes in operating assets and liabilities:
Accounts and other receivables, net	(138)	(989)	1,811
Other current assets	(535)	(461)	(88)
Other non-current assets	148	(26)	(158)
Trade accounts payable	1,037	(821)	(777)
Accrued liabilities	(730)	482	171
Accrued commissions	(78)	(22)	(312)
Deferred rent	(46)	(63)	432
Deferred revenue	(287)	(115)	824

Net cash from (used in) operating activities	5,060	2,159	(511)

Cash flows from investing activities:
Gross increase in restricted cash	—	(246)	—
Contingent purchase price payments	(430)	(719)	(703)
Proceeds from sale of auction rate preferred securities	125	150	1,725
Purchases of intangible assets	—	—	(52)
Payments made for deposits	(64)	—	—
Proceeds from deposits	30	—	—
Capitalized software development costs	(3,448)	(3,622)	(1,827)
Purchases of property and equipment	(1,736)	(1,024)	(483)

Net cash used in investing activities	(5,523)	(5,461)	(1,340)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	8,399	—
Offering costs payments	—	(514)	—
Proceeds from exercise of options and warrants	1,816	484	105
Proceeds from sale of stock under employee stock purchase plan	53	—	—
Principal payments on long-term debt and capital leases	(1,937)	(1,440)	(968)
Debt financing fees	—	(91)	—
Borrowings under the revolving credit notes	20,500	12,420	6,500
Payments under the revolving credit notes	(20,500)	(9,200)	(2,450)

Net cash (used in) from financing activities	(68)	10,058	3,187

Net (decrease) increase in cash and cash equivalents	(531)	6,756	1,336
Cash and cash equivalents at the beginning of the year	10,852	4,096	2,760

Cash and cash equivalents at the end of the year	$10,321	$10,852	$4,096

(continued)

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year ended December 31,
	2010	2009	2008
Supplemental cash flow information:
Cash paid for interest	$208	$610	$514
Cash paid for taxes	$59	$50	$12
Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on change in fair value of auction rate securities	$—	$50	$(50)
Property and equipment included in trade accounts payable	77	5	103
Property and equipment and other assets financed with capital leases	1,556	1,479	2,310
Contingent purchase price payments to BenchmarkPortal stockholders included in accounts payable	122	56	—
Issuance of warrants for consulting agreement	—	—	4
Issuance of warrants for mutual release agreement	—	—	33

(concluded)

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We changed our name from UCN, Inc. to inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) on January 1, 2009. The accompanying consolidated financial statements and related footnotes refer to us as inContact for all years presented. We are incorporated in the state of Delaware.

We provide cloud-based call center applications through our inContact® suite, an advanced contact handling and performance management software application. “Cloud-based” is a term to refer to computing, data storage and delivery of technology services through the Internet, which includes software-as-a-service (“SaaS”). Our services provide a variety of connectivity options for carrying inbound calls to our inContact suite or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of telecommunications services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the telecommunications services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

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

Restricted Cash

Restricted cash consists of a letter of credit (Note 6) and cash held on deposit for credit card processing.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Rate Preferred Securities(“ARPS”)

Investments in ARPS totaled $125,000 at December 31, 2009. In February 2010, these securities were redeemed by the issuer at par for $125,000. ARPS are similar in nature to auction rate securities in that they are long-term bonds or preferred stocks that are intended to act like short-term debt. Interest rates for these investments reset in Dutch auctions held daily, weekly or monthly which historically provided liquidity for these investments as determined by the purchaser. Our ARPS were classified as available-for-sale securities and reflected at fair value.

We adopted the provisions of Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, effective January 1, 2008. We utilized unobservable (Level 3) inputs in determining the fair value of our ARPS, which totaled $125,000 at December 31, 2009. We determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2009 and 2008. This analysis considered, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 and recorded a temporary unrealized decline in fair value of $50,000 for the year ended December 31, 2008, with an offsetting entry to accumulated other comprehensive loss. During 2009, $150,000 of the $275,000 securities at December 31, 2008 were redeemed and the remaining $125,000 were redeemed in February 2010. The remaining securities fair value at December 31, 2009 was determined to approximate par and we recorded an unrealized gain of $50,000 for the year ended December 31, 2009, with an offsetting entry to accumulated other comprehensive income.

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

We evaluate the carrying value of property and equipment, whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Measurement of the amount of an impairment,

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. We did not record any impairment charges in relation to long-lived property and equipment during the years ended December 31, 2010, 2009 or 2008.

Capitalized Software Costs

We capitalize certain costs incurred for the development of internal use software, which are included as capitalized software in property and equipment in the consolidated balance sheets. These costs include the costs associated with coding, software configuration, upgrades and enhancements that are incurred during the application development stage. These costs, net of accumulated amortization, totaled $6.7 million and $5.3 million as of December 31, 2010 and 2009, respectively. Amortization of capitalized software costs was $1.9 million in 2010, $1.1 million in 2009 and $500,000 in 2008.

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

We review our finite-lived intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of an intangible asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future net cash flows. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of our long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset, and from cash flows generated from customer lists. We did not record any impairment charges in relation to long-lived intangible assets during the years ended December 31, 2010, 2009 or 2008.

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

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The impairment test for other indefinite-lived intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a discounted cash flow (“DCF”) valuation analysis. The DCF methodology used to value indefinite-lived intangibles entails identifying the projected discrete cash flows related to such intangibles and discounting them back to the valuation date. Significant judgments inherent in this analysis include the determination of discount rates, cash flows attributable to the intangibles and the terminal growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets.

Upon completion of the impairment test as of September 30, 2010, no indication of goodwill impairment existed. There were no events or circumstances from the date of assessment through December 31, 2010 that would impact this assessment.

Off -Balance Sheet Arrangements

We have no off-balance sheet arrangements. However, we have purchase commitments with two national long distance telecommunication providers and our operating leases (Note 13).

Revenue Recognition

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service that is provided for the customer as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite of services that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with contact handling technology; multimedia contact management (voice, fax, e-mail and chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and online training tools. Monthly recurring charges are generally billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers do not have the right to take possession of our hosted software. As such, these arrangements

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are considered service contracts and are not within the scope of Industry Topic 985, Software. ASC 605-25 allows companies to recognize revenues upfront for delivered elements of a contract when it has objective and reliable evidence of fair value for the undelivered elements of the contract. However, because we have not established stand alone value for our professional services (the delivered element) nor objective and reliable evidence of fair value for our inContact suite of services (the undelivered element), we defer revenue for upfront fees received for professional services, such as training and installation (the delivered elements), and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $932,000 of deferred revenue at December 31, 2010 and $1.2 million of deferred revenue at December 31, 2009. Fees for long distance services in multiple element arrangements with the inContact suite of services are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

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

Advertising Costs

We advertise our services through the web, partners and trade journals. Costs associated with these advertising efforts are expensed as incurred in selling and marketing expenses, and were approximately $650,000 in 2010, $46,000 in 2009, and $250,000 in 2008.

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

We utilize the graded-vesting method, rather than the straight-line method, for recognizing compensation expense as management believes the graded-vesting method more closely matches the expense to associated services. Under this method, nearly 60% of the compensation cost is expensed in the first year of a typical three-year vesting term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results may differ substantially from these estimates (Note 10).

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

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, we recognize a liability or asset for the income tax consequences of all net operating loss and tax credit carryforwards and temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. At December 31, 2010 and 2009, we have a full valuation allowance against our deferred tax assets. Significant judgment is required in making this assessment, and it is difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

Net Loss Per Common Share

Basic net loss per common share (“Basic LPS”) excludes dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted LPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. All common stock equivalents are excluded from the Diluted LPS computation, because they are antidilutive. Therefore, Diluted LPS equals Basic LPS for all years presented in our consolidated statements of operations.

Fair Value Measurements

The accounting guidance for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The guidance is applicable whenever assets and liabilities are measured and included in the financial statements at fair value. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs.

Liquidity

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2013. At December 31, 2010, we had $10.3 million of cash and cash equivalents. In addition to our $10.3 million of cash and cash equivalents, we have access to additional available borrowings under our revolving credit facility, subject to meeting our covenant requirements. The available borrowings under the revolving credit facility at December 31, 2010 are $1.2 million, based on the maximum available advance amount calculated on the January 5, 2011 borrowing base certificate, resulting in total cash and

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional availability under the revolving credit note of $11.5 million at December 31, 2010. The balance of our revolving credit note at December 31, 2010 was $7.3 million. In January 2011, we paid $4.0 million of the $7.3 million balance. The revolving credit note is secured by substantially all our assets.

In March 2011, we entered into an equipment leasing facility commitment with Zions. Under the terms of the leasing facility commitment, Zions has agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%.

We believe that existing cash and cash equivalents, cash from operations, and available borrowings under our revolving credit note and equipment leasing facility commitment will be sufficient to meet our cash requirements during the next twelve months and beyond.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. The guidance addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not anticipate the adoption of this guidance will have a significant impact on the timing or amount of revenue recognized as we anticipate to still only have one unit of accounting for our arrangements that have both our inContact suite of services and professional services.

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

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.	ACCOUNTS AND OTHER RECEIVABLES, NET

The accounts and other receivables, net balances consisted of the following (in thousands):

	December 31,
	2010	2009
Billed	$3,116	$3,931
Earned but unbilled	6,836	6,586
Other	100	19

	10,052	10,536
Less: allowance for uncollectible accounts	(749)	(1,371)

Total accounts and other receivables, net	$9,303	$9,165

NOTE 3.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Computer and office equipment	$12,462	$10,809
Computer software	5,213	3,972
Internal use software	11,065	7,741
Furniture and fixtures	1,409	1,114

	30,149	23,636
Less: accumulated depreciation and amortization	(18,108)	(13,258)

Total property and equipment, net	$12,041	$10,378

Total depreciation and amortization expense of property and equipment was approximately $4.9 million in 2010, $4.0 million in 2009 and $2.7 million in 2008.

Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31, 2010	December 31, 2009
Gross	$5,094	$6,626
Less: accumulated depreciation and amortization	(2,742)	(3,575)

Total	$2,352	$3,051

NOTE 4.	GOODWILL AND INTANGIBLE ASSETS

We completed the acquisitions of BenchmarkPortal, Inc. (“BenchmarkPortal”) and ScheduleQ, LLC (“ScheduleQ”) in February 2007. In addition to the amounts paid at closing of the BenchmarkPortal acquisition, we agreed to pay contingent purchase price payments to BenchmarkPortal stockholders in the following amounts:

•

$2.0 million of additional contingent purchase price cash payments to BenchmarkPortal stockholders in 36 equal monthly installments of $55,556, subject to adjustment if monthly recurring revenue during

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 were for contingent purchase price payments for the Benchmark Portal and ScheduleQ acquisitions and consisted of the following (in thousands):

Balance as of December 31, 2008	$2,858
Goodwill adjustment	719

Balance as of December 31, 2009	$3,577
Goodwill adjustment	496

Balance as of December 31, 2010	$4,073

Intangible assets consisted of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,161	$334	$16,495	$16,087	$408
Technology and patents	10,231	9,563	668	10,231	9,158	1,073
Tradenames and trademarks	1,194	312	882	1,194	233	961
Non-compete agreement	333	333	—	333	328	5
Domain name	54	—	54	54	—	54

Total intangible assets	$28,307	$26,369	$1,938	$28,307	$25,806	$2,501

We recorded amortization expense for intangible assets of approximately $563,000 in 2010, $1.0 million in 2009 and $3.4 million in 2008.

Based on the recorded intangibles at December 31, 2010, estimated amortization expense is expected to be $545,000 in 2011, $238,000 in 2012, $210,000 in 2013, $210,000 in 2014, $140,000 in 2015 and $541,000 thereafter.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Accrued payphone and carrier charges	$222	$261
Accrued payroll and other compensation	1,204	1,879
Accrued professional fees	284	231
Current portion of deferred rent	112	76
Other	257	326

Total accrued liabilities	$2,079	$2,773

NOTE 6.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Revolving credit note with Zions First National Bank, with maximum availability of $8.5 million, bearing interest at the 90 day LIBOR plus 4.5% (4.80% at December 31, 2010), requirement to repay outstanding principal balance in July 2013	$7,270	$7,270
Promissory notes payable to former ScheduleQ, LLC shareholders, interest imputed at 9.0% per annum, payable monthly, secured by the software code acquired and any improvements thereto. Principal payments due monthly, final principal payment due February 15, 2011	2	100
Capital lease obligations	2,734	3,006

Total debt	10,006	10,376
Debt discount related to revolving credit note	(19)	(56)

Net total debt	$9,987	$10,320

Current portion of long-term debt	$2	$85
Current portion of capital lease obligations	1,351	1,802
Current portion of debt discount	(19)	(43)

Total current portion	$1,334	$1,844

Long-term portion of long-term debt	$7,270	$7,285
Long-term portion of capital lease obligations	1,383	1,203
Long-term portion of debt discount	—	(12)

Total long-term portion	$8,653	$8,476

Revolving Credit Notes

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”). Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $8.5 million under a revolving credit note. The Revolving Credit Agreement is secured by substantially all the assets of inContact.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. There was $1.2 million of unused commitment at December 31, 2010, based on the maximum available advance amount calculated on the January 5, 2011 borrowing base certificate.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance. In August 2010 and March 2011, Zions agreed to amend the Revolving Credit Agreement to reduce the required minimum EBITDA covenant levels, in order to allow the Company to pursue its strategic objectives without breaching the covenant. Remaining in compliance with loan covenants is critical to the Company’s operations. Based on our projections, we believe we will maintain compliance with our loan covenants through 2011, however if future operating results are less favorable than currently anticipated, the Company may need to seek further amendments to modify its loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. As of March 2011, the EBITDA covenant requires minimum EBITDA levels of $450,000 for the fourth quarter 2010, $300,000 for the first three quarters of 2011 and $1.0 million for each quarter thereafter. The minimum working capital covenant requires minimum working capital of $1 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75% of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended December 31, 2010.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Long-term debt maturities, excluding capital lease obligation payments, consisted of the following as of December 31, 2010 (in thousands):

Year ended December 31,
2011	$2
2012	7,270

Total	$7,272

Capital Lease Obligations

In February 2010, we entered into an equipment leasing facility with Zions Credit Corporation (“Zions Credit”). Under the terms of the leasing facility, Zions Credit agreed to provide us with financing of up to $2.5 million to lease computer related equipment for our business operations, which Zions Credit will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. We have $1.2 million of capital lease obligations related to this leasing facility at December 31, 2010. Zions has closed the lease and begun charging interest of 5.82% on the full amount of the leasing facility at December 31, 2010. We have open purchase orders of approximately $1.3 million to purchase computer related equipment to utilize the remaining the facility at December 31, 2010. The final lease payments will be in December 2013.

In June 2010, we entered into a capital lease obligation for certain software licensing, which will require three annual payments beginning in July 2010, totaling $536,000. The balance of the capital lease obligations related to this lease was $348,000 at December 31, 2010.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, we entered into a commitment agreement with Zions Credit Corporation for an equipment leasing facility of up to $1 million. We had utilized the entire $1 million of the leasing facility as of December 31, 2009. The interest rate is 6.4% and the final lease payments will be in December 2012.

We entered into an equipment leasing facility with an equipment financing company (“Lessor”) in 2008. Under the terms of the leasing facility, the Lessor agreed to provide us financing of $2.8 million to lease computer related equipment and software for our business operations, which the Lessor will lease to us in the form of a capital lease. The term of the facility was 30 months upon our acceptance of the leased property. The calculated interest rate is subject to change based on changes in the Treasury yield, installation period of the lease and the residual value. We utilized the full $2.8 million of the leasing facility at December 31, 2009 to acquire computer related equipment and software. We have $475,000 of capital lease obligations at December 31, 2010 related to this equipment leasing facility. Beginning January 1, 2009, we were required by the Lessor to provide a letter of credit equal to 30% of the $550,000 of additional borrowings made subsequent to that date under the equipment leasing facility. Accordingly, we have classified the associated letter of credit balance of $166,000 as current restricted cash on the accompanying balance sheet at December 31, 2010. The final lease payments are due in September 2011 under this equipment leasing facility.

The following schedule shows the future minimum lease payments under capital lease obligations at December 31, 2010 (in thousands):

Year ended December 31,
2011	$1,500
2012	1,018
2013	398

Total future minimum lease payments	2,916
Less amount representing interest	(182)

Total capital lease obligations	2,734
Less current portion	(1,351)

Long-term capital lease obligations, net of current portion	$1,383

NOTE 7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the year for all financial assets and liabilities categorized as Level 3 as of December 31, 2010 and 2009 (in thousands):

Auction rate preferred securities:
Balance at December 31, 2009	$125
Total redemptions	(125)

Balance at December 31, 2010	$—

Balance at December 31, 2008	$225
Total redemptions	(150)
Total realized and unrealized gains	50

Balance at December 31, 2009	$125

Warrants:
Balance at December 31, 2009	496
Total change in fair value	(250)

Balance at December 31, 2010	$246

Balance at January 1, 2009	113
Total change in fair value	383

Balance at December 31, 2009	$496

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during 2010 and 2009. Our fair value estimates at December 31, 2010 were as follows (in thousands):

	Fair value	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains during the year ended December 31, 2010
Liabilities:
ComVest warrants	$246	$—	$—	$246	$250

Total	$246	$—	$—	$246	$250

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our fair value estimates at December 31, 2009 were as follows (in thousands):

	Fair value	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the year ended December 31, 2009
Assets:
Auction rate preferred securities	$125	$—	$—	$125	$50

Total	$125	$—	$—	$125	$50

Liabilities:
ComVest warrants	$496	$—	$—	$496	$(383)

Total	$496	$—	$—	$496	$(383)

Auction Rate Preferred Securities

Auction Rate Preferred Securities (“ARPS”) were our only assets measured at fair value on a recurring basis at December 31, 2009. We classified the investment in ARPS as a Level 3 investment as these securities had significant unobservable inputs. The fair value of the investment in ARPS as of December 31, 2009 was $125,000, calculated utilizing a discounted cash flow analysis. This analysis considered, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of when the security will be redeemed by the issuer, which was February 2010. In February 2010, all of the remaining ARPS were redeemed by the issuer and we received cash proceeds of $125,000.

Warrants

Effective January 1, 2009, we adopted newly promulgated accounting guidance related to whether a derivative instrument is indexed to an entity’s own stock (“new derivative accounting guidance”). The application of the new derivative accounting guidance can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire our stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the 385,000 warrants, expiring in May 2011, issued to ComVest Capital in conjunction with the Revolving Credit Note and Term Loan Agreement terminated during 2009 contained such provisions, and concluded they were not indexed to our own stock.

Accordingly, on January 1, 2009 we began recognizing these warrants issued to ComVest (the “ComVest Warrants”) as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $538,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the condensed consolidated balance sheet before initial adoption of the new derivative accounting guidance and the amounts recognized in the consolidated balance sheet upon the initial application of the new derivative accounting guidance. The amounts recognized in the consolidated balance sheet as a result of the initial application of the new derivative accounting guidance on January 1, 2009 were determined based on the amounts that would have been recognized if the new derivative accounting guidance had been applied from the issuance date of the warrants. We measured the estimated fair value of these warrants as of December 31, 2010, and

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded a $250,000 gain during the year ended December 31, 2010 to record the liabilities associated with these warrants at their estimated fair values totaling $246,000 as of December 31, 2010. We measured the estimated fair value of these warrants as of December 31, 2009, and recorded a $383,000 charge during the year ended December 31, 2009 to record the liabilities associated with these warrants at their estimated fair values totaling $496,000 as of that date. We estimated the fair values of these securities using a Black-Scholes valuation model, which approximated a lattice valuation model. The assumptions used in the Black-Scholes model at December 31, 2010 were as follows: a volatility rate of 41%, a risk-free interest rate of 0.19%, an expected life of 0.39 years and no dividend yield. The assumptions used in the Black-Scholes model at December 31, 2009 were as follows: a volatility rate of 94%, a risk-free interest rate of 0.5%, an expected life of 1.4 years and no dividend yield.

Basis for Valuation

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments. The estimated fair value of the ARPS was computed as described above. The fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of December 31, 2010 and 2009. The fair value of the ComVest warrants were computed using a Black-Scholes option pricing model. The carrying value and estimated fair value of our auction rate preferred securities, revolving credit note, promissory notes payable and ComVest warrants are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Auction rate preferred securities	$—	$—	$125	$125
Revolving credit note	$7,270	$7,270	$7,270	$7,270
Promissory notes	$2	$2	$100	$100
ComVest warrants	$246	$246	$496	$496

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825-10, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.	INCOME TAXES

The components of income tax expense for the years ended December 31, 2010, 2009 and 2008, consisted of the following (in thousands):

	2010	2009	2008
Current:
Federal	$—	$—	$—
State	21	62	36

Total current	21	62	36

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total	$21	$62	$36

Income tax (benefit) expense differs from amounts computed by applying the statutory federal rate of 34.0 percent to pretax loss for the years ended December 31, 2010, 2009, and 2008, as follows (in thousands):

	2010	2009	2008
Computed federal income tax benefit at statutory rate of 34%	$(352)	$(972)	$(3,480)
State income taxes	40	33	36
Meals and entertainment	66	51	30
Other	(67)	13	(13)
Stock-based compensation	158	108	92
Change in federal valuation allowance	176	829	3,371

Total income tax expense	$21	$62	$36

Deferred federal and state income tax assets and liabilities at December 31, 2010 and 2009, consisted of the following temporary differences and carry-forward items (in thousands):

	2010		2009
	Current	Non-current	Current	Non-current
Deferred income tax assets:
Net operating loss carry-forwards	$—	$15,799	$—	$14,642
AMT credit carry-forwards	—	69	—	69
Property and equipment, and intangible assets	—	2,411	—	2,898
Reserves, accrued liabilities, and other	408	103	1,217	131
Stock-based compensation	—	1,952	—	1,829

Total deferred income tax assets	408	20,334	1,217	19,569
Valuation allowance	(408)	(20,334)	(1,217)	(19,569)

Deferred income tax assets	$—	$—	$—	$—

We establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We are uncertain whether our deferred tax assets can be realized due to our history of

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating losses. Accordingly, a valuation allowance has been recorded at December 31, 2010 and 2009 to reduce the deferred income tax assets to the amount which management believes is more likely than not to be realized.

The net change in our valuation allowance was a decrease of $44,000 in 2010, an increase of $795,000 in 2009 and an increase of $3.9 million in 2008.

As of December 31, 2010, we had net operating loss carry-forwards for federal income tax reporting purposes of approximately $39.7 million that will begin to expire starting in 2018 through 2030 if not utilized. We had state net operating loss carry-forwards of approximately $41.8 million which expire depending on the rules of the various states to which the net operating losses are allocated. Approximately $1.1 million of net operating loss carry-forwards as of December 31, 2010 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized. We also have alternate minimum tax credit carry-forwards of approximately $69,000 that have no expiration date. Utilization of our net operating loss and tax credit carryforwards are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of a portion of the net operating loss and credit carry-forwards before they are fully utilized.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740, Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10.

The Company’s U.S. federal income tax returns for 2007 through 2010 are open tax years. The Company also files in various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for years prior to 2007.

NOTE 9.	CAPITAL TRANSACTIONS

Issuances of Common Stock:

We received proceeds of $1.8 million from the exercise of 865,000 options and warrants during the year ended December 31, 2010.

In December 2008, we entered into a consulting agreement with a third party to provide investor relations services. Under the agreement, we agreed to issue as partial consideration for services a total of 100,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing January 1, 2009. We issued 68,000 shares of common stock to this third party during the year ended December 31, 2009 pursuant to the consulting agreement. In July 2010, we entered into another consulting agreement with the third party to provide investor relations services, which was subsequently amended in August 2010. Under the agreement, we agreed to issue as partial consideration for services a total of 36,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing July 1, 2010. We issued 45,000 shares of common stock valued at $126,000 to this third party during the year ended December 31, 2010 pursuant to the consulting agreements.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, we sold 3.4 million shares of common stock at $2.45 per share for a total of $8.4 million to an investment fund. Net proceeds of the offering, after placement fees and expenses of $514,000, were $7.9 million.

We received proceeds of $484,000 from the exercise of 215,000 options and warrants during the year ended December 31, 2009. During 2008, employees exercised options to purchase 49,000 shares of common stock and we received proceeds of $105,000.

Employee Stock Purchase Plan

We reestablished the ability for employees to participate in the 2005 Employee Stock Purchase Plan (“Purchase Plan”) commencing on October 1, 2010. The Purchase Plan provides that up to 1,000,000 shares of common stock may be sold to participating employees and expires at the beginning of 2014. Each participating period is three months in length. The purchase price a participant pays for the shares is equal to 85% of the closing market bid price of the common stock on the first business day or the last business day of each participating period, whichever is lower. We issued 28,000 shares of common stock for proceeds of $53,000 under the Purchase Plan to eligible employees during the year ended December 31, 2010. Stock compensation expense recognized under the Purchase Plan was $17,000 during the year ended December 31, 2010. The Company had 972,000 shares of common stock available for issuance under the Purchase Plan at December 31, 2010. No employees participated in the plan during 2009 and 2008.

Preferred Stock

The Board of Directors is authorized to issue shares of our authorized but unissued preferred stock in one or more series. With respect to any series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or any other characteristics, preferences, limitations, rights, privileges, immunities or terms. There was no preferred stock outstanding at December 31, 2010 or 2009.

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

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our stock-based compensation primarily consists of the following plans:

2008 Equity Incentive Plan: Effective July 1, 2008, we established the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan provides for a maximum of 3,272,500 shares of our common stock to be awarded to participants and their beneficiaries. The shareholders approved and we amended the inContact 2008 Equity Incentive Plan increasing the number of common shares available for awards from 2,272,500 to 3,272,500 in June 2010. The Compensation Committee (the “Committee”), as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the 2008 Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (“SAR”) and restricted stock units (“RSU”). The terms and exercise prices of options are established by the Committee; except that the exercise prices cannot be less than 100 percent of the fair market value of a share of common stock on the date of grant. As of December 31, 2010, incentive stock options and RSUs to purchase a total of 2,326,289 shares had been granted, and had either been exercised or were outstanding under the 2008 Plan.

Long-Term Stock Incentive Plan: Effective March 11, 1999, we established the Long-Term Stock Incentive Plan (“1999 Plan”). The 1999 Plan provides for a maximum of 1,200,000 shares of our common stock to be awarded to participants and their beneficiaries. The Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under 1999 Plan. The Committee may grant incentive stock options; non-qualified options; SARs; and on a limited basis, stock awards. The terms and exercise prices of options are established by the Committee; except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2010, incentive stock options to purchase a total of 908,754 shares had been granted, and had either been exercised or were outstanding under the 1999 Plan.

Other Options: Our Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees and consultants as compensation and in connection with obtaining financing.

For the years ended December 31, 2010, 2009 and 2008, we allocated stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) as follows (in thousands):

	2010	2009	2008
Costs of revenue	$247	$32	$50
Selling and marketing	278	254	513
Research and development	101	322	243
General and administrative	767	1,013	906

Total stock-based compensation expense	$1,393	$1,621	$1,712

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

As of December 31, 2010, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $1.1 million and is expected to be recognized over a weighted average period of 1.6 years.

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Dividend yield	None	None	None
Volatility	71%	66%	55%
Risk-free interest rate	1.78%	1.67%	2.90%
Expected life (years)	4.0	4.6	4.4

The following tables summarize all stock option activity during the years ended December 31, 2010, 2009 and 2008, (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2007	4,492	$2.94
Granted	1,043	$2.51
Exercised	(49)	$2.10
Cancelled or expired	(934)	$2.93

Balance at December 31, 2008	4,552	$2.85
Granted	1,092	$1.99
Exercised	(201)	$2.41
Cancelled or expired	(728)	$3.04

Balance at December 31, 2009	4,715	$2.64
Granted	1,027	$2.98
Exercised	(314)	$2.38
Cancelled or expired	(690)	$2.62

Balance at December 31, 2010	4,738	$2.74	3.2	$3,117

Vested and exercisable at December 31, 2010	3,087	$2.81	2.8	$1,947

Unvested at December 31, 2010	1,651	$2.60	3.9	$1,171

We received cash proceeds from the exercise of options of $716,000 in 2010, $484,000 in 2009 and $105,000 in 2008. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $118,000, $78,000 and $42,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the options outstanding and options exercisable at December 31, 2010 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Vested and Exercisable
Exercise price range	Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$0.90 - $1.80	588	3.2 years	$1.78	197	$1.75
$1.81 - $2.70	1,926	3.2 years	$2.27	1,460	$2.23
$2.71 - $3.60	1,931	3.3 years	$3.24	1,150	$3.32
$3.61 - $4.50	115	2.8 years	$4.11	102	$4.11
$4.51 - $5.40	178	2.9 years	$4.66	178	$4.66

	4,738	3.2 years	$2.74	3,087	$2.81

A summary of the activity for unvested share awards for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Options	Weighted-Average Fair Value
Balance at December 31, 2007	2,120	$1.53
Granted	1,043	$1.09
Vested	(1,113)	$1.29
Cancelled or expired	(330)	$1.59

Balance at December 31, 2008	1,720	$1.40
Granted	1,092	$1.37
Vested	(625)	$1.43
Cancelled or expired	(360)	$1.43

Balance at December 31, 2009	1,827	$1.35
Granted	1,027	$1.60
Vested	(739)	$1.41
Cancelled or expired	(464)	$1.38

Balance at December 31, 2010	1,651	$1.48

Warrants to Purchase Common Shares

In November 2008, we entered into a consulting agreement and issued warrants to purchase a total of 50,000 shares of our common stock at $1.00 per share. The warrants vested evenly over 12 months. 25,000 of the warrants vested and the remaining 25,000 were cancelled during 2009 upon cancellation of the agreement. We recognized expense of $20,808 and $4,385 during the years ended December 31, 2009 and 2008, respectively, related to the issued warrants.

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

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2007, in conjunction with the Benchmark Portal Acquisition, we amended the ComVest convertible term note and revolving credit note agreement that existed at that time. In conjunction with the amendment, we issued warrants to ComVest to purchase 55,000 shares of common stock at $2.90 per share. The warrants vested immediately and expire in May 2011. The fair market value of the warrants, using the Black-Scholes model, was $84,000 with an assumed expected volatility of 58.21%, a risk-free rate of return of 4.87%, no dividend yield and an expected life of 4.3 years. As noted in Note 7, these warrants are included as a liability in the consolidated balance sheet under warrant liability.

Warrants to purchase 455,000 shares of inContact common stock were exercisable at December 31, 2010. The following tables summarize the warrant activity for the years ended December 31, 2010, 2009 and 2008 as follows (in thousands, except per share amounts):

	Outstanding Warrants	Range of Exercise Prices	Weighted-Average Exercise Price
Balance at December 31, 2007	1,140	$2.00 - $4.00	$2.56
Issued	120	1.00	1.00

Balance at December 31, 2008	1,260	1.00 - 4.00	2.42
Cancelled and expired	(170)	1.00 - 4.00	3.56
Exercised	(25)	1.00	1.00

Balance at December 31, 2009	1,065	1.00 - 2.95	2.27
Cancelled and expired	(60)	2.95	2.95
Exercised	(550)	2.00	2.00

Balance at December 31, 2010	455	$1.00 - $2.90	$2.50

A summary of the warrants outstanding and exercisable at December 31, 2010 is as follows (in thousands except per share data):

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Warrants Outstanding and Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$1.00	70	2.75Years	$1.00
$2.75 - $2.90	385	0.4Years	$2.77

	455	1.2Years	$2.50

Restricted Stock Units

In June 2010, the Board of Directors of inContact approved an annual compensation package for the non-employee Directors of inContact. Under the package non-employee directors receive a cash payment of $50,000 per year paid in monthly installments and an award of restricted stock units on July 1 of each year commencing in 2010 in number equal to $50,000 divided by the fair market value of inContact’s common stock at July 1 of each annual period, which is the grant date. The restricted stock units vest in equal monthly installments over the one-year period following the date of the award; provided, that vesting is accelerated in the event of a greater than 50 percent change in voting control of inContact or membership of the Board of Directors or a disposition of more than 50 percent of the assets of inContact (a “Corporate Event”). Each restricted stock unit represents the right to receive one share of inContact common stock (subject to adjustment in the event of a

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock dividend, share combination, recapitalization or similar event as provided in the Plan) upon termination of service as a director for any reason or the occurrence of a Corporate Event. The compensation package also provides for additional annual issuances of restricted stock units to the chairperson of the Audit Committee, Compensation Committee, or Corporate Governance and Nominating Committee of the Board, in number equal to $10,000 divided by the fair market value of inContact’s common stock on July 1 of each annual period, which is the grant date.

During the years ended December 31, 2010, 2009 and 2008, we granted 112,178, 106,740 and 224,000 restricted stock units, respectively. The grants were valued at $280,000, $215,000 and $242,000, respectively, based on the closing stock price of inContact common stock on the date of grant. The compensation is expensed over the vesting period using the graded-vesting method. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 was $2.50, $2.01 and $1.08, respectively. The total fair value of restricted stock units vested during 2010, 2009 and 2008 was approximately $263,000, $281,000 and $40,000, respectively. Total compensation costs related to unvested restricted stock awards expected to be recognized was $49,000 as of December 31, 2010. The compensation cost is expected to be recognized over the weighted average period of 0.5 years.

NOTE 11.	RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $78,000 in 2010, $72,000 in 2009 and $72,000 in 2008 for consulting, marketing and financing activities. We owed the Chairman $7,000 and $6,000 at December 31, 2010 and 2009, respectively.

NOTE 12.	MAJOR SUPPLIERS

Approximately 60% of our costs of revenue for the year ended December 31, 2010 was incurred from four telecommunication providers. Approximately 50% and 54% of our costs of revenue for the years ended December 31, 2009 and 2008, respectively, was incurred from three telecommunication providers. We owed $1.6 million to these telecommunications providers at December 31, 2010 and $2.5 million at December 31, 2009.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

We have purchase commitments with two national long distance telecommunication providers. One purchase commitment provides for monthly minimums of $50,000 per month on a month-to-month basis. We currently exceed our monthly minimum purchase commitment with this carrier. The other purchase commitment is with another carrier that requires an annual $675,000 usage commitment through August 2012; we believe we will meet this commitment based on current usage patterns.

Certain customer lists purchased in 2001 through 2003 were financed through loans from various investors. All loans were paid prior to December 31, 2006. As part of the loan agreements, we agreed to pay a percentage of revenue received from the purchased customers to these investors as long as the customers remain with inContact. We paid these investors $329,000 in 2010, $523,000 in 2009 and $648,000 in 2008.

Litigation

In May 2009, the Company was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College allege that (1) the Company made intentional and/or negligent misrepresentations in connection with the sale of the Company’s services from Insidesales.com, Inc, another

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defendant in the lawsuit, (2) that the Company breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of the Company interfered with prospective economic business relations of California College with respect to enrolling students. California College is seeking damages, in an amount to be proven at trial, in excess of $20 million. Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and us. Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice. inContact has denied all of the substantive allegations of the complaint and cross-claim and intends to defend the claims vigorously. Management believes the claims against inContact are without merit and no liability has been recorded.

We are the subject of certain other legal matters considered incidental to our business activities. It is the opinion of management that the ultimate disposition of these matters will not have a material impact on our financial position, liquidity or results of operations.

Operating Leases

We lease executive office space in Midvale, Utah, a suburb of Salt Lake City, Utah. The space consists of approximately 50,000 square feet. The lease requires monthly lease payments of approximately $104,000, which is subject to 3% escalations per year. The lease for this office space expires in June 2013 and we have an option to renew the lease for an additional five years at the end of the lease period.

The following schedule summarizes the future minimum lease payments on operating leases at December 31, 2010 (in thousands):

Year ended December 31,
2011	$1,597
2012	1,649
2013	1,040
2014	334
Thereafter	508

Total	$5,128

Rent expense was $1.4 million in 2010, $1.7 million in 2009 and $1.8 million in 2008.

NOTE 14.	EMPLOYEE BENEFIT PLAN

The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the statutorily prescribed limit to the plan. Employees are eligible on the first day of the month following their employment date. The Company matches 50% of the first 4% of an employee’s salary contributed to the plan. The Company made matching contributions during 2010, 2009 and 2008 of $228,000, $187,000 and $193,000, respectively

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

Operating segment revenues and profitability for the year ended December 31, 2010 were as follows (in thousands):

	Year Ended December 31, 2010
	Software	Telecom	Consolidated
Net revenue	$33,692	$48,463	$82,155
Costs of revenue	12,051	34,542	46,593

Gross profit	21,641	13,921	35,562
Gross margin	64%	29%	43%
Operating expenses:
Direct selling and marketing	14,662	3,467	18,129
Direct research and development	4,638	—	4,638
Indirect	10,342	3,405	13,747

Income (loss) from operations	$(8,001)	$7,049	$(952)

Operating segment revenues and profitability for the year ended December 31, 2009 were as follows (in thousands):

	Year Ended December 31, 2009
	Software	Telecom	Consolidated
Net revenue	$29,103	$55,080	$84,183
Costs of revenue	9,681	40,334	50,015

Gross profit	19,422	14,746	34,168
Gross margin	67%	27%	41%
Operating expenses:
Direct selling and marketing	11,322	5,123	16,445
Direct research and development	4,188	—	4,188
Indirect	10,178	5,126	15,304

Income (loss) from operations	$(6,266)	$4,497	$(1,769)

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating segment revenues and profitability for the year ended December 31, 2008 were as follows (in thousands):

	Year Ended December 31, 2008
	Software	Telecom	Consolidated
Net revenue	$19,972	$59,653	$79,625
Costs of revenue	9,187	43,477	52,664

Gross profit	10,785	16,176	26,961
Gross margin	54%	27%	34%
Operating expenses:
Direct selling and marketing	10,560	5,978	16,538
Direct research and development	3,838	—	3,838
Indirect	10,100	6,274	16,374

Income (loss) from operations	$(13,713)	$3,924	$(9,789)

NOTE 16.	SUBSEQUENT EVENTS

In January 2011, we paid $4.0 million of the outstanding revolving credit facility, which had been $7.3 million at December 31, 2010. In March 2011, we amended the EBITDA financial covenants with Zions and extended the due date to July 2013. The amended financial covenants require that we maintain a minimum EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges) of $300,000 for the first three quarters of 2011 and $1.0 million for each quarter thereafter. We believe the amendments will be less restrictive for us.

In March 2011, we entered into an equipment leasing facility commitment with Zions. Under the terms of the leasing facility commitment, Zions has agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%.

INCONTACT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for uncollectible accounts receivable:	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
Year ended December 31, 2010	$1,371	$—	$622	$749
Year ended December 31, 2009	$1,871	$375	$875	$1,371
Year ended December 31, 2008	$1,779	$900	$808	$1,871