Form 10-Q
period 2011-03-31
inContact, Inc.
filed 2011-05-06
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

Commission File No. 1-33762

inContact, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0528557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7730 S. Union Park Avenue, Suite 500, Salt Lake City, UT 84047

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 29, 2011
Common Stock, $0.0001 par value	35,809,178 shares

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,223	$10,321
Restricted cash	246	246
Accounts and other receivables, net of allowance for uncollectible accounts of $634 and $749, respectively	9,676	9,303
Other current assets	2,759	2,293

Total current assets	22,904	22,163

Property and equipment, net	13,715	12,041
Intangible assets, net	1,801	1,938
Goodwill	4,086	4,073
Other assets	314	370

Total assets	$42,820	$40,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,861	$7,295
Accrued liabilities	2,620	2,079
Accrued commissions	997	1,058
Current portion of deferred revenue	1,034	898
Current portion of long-term debt and capital lease obligations	1,761	1,334
Warrant liability	196	246

Total current liabilities	14,469	12,910

Long-term debt and capital lease obligations	9,944	8,653
Deferred rent	258	286
Deferred revenue	93	34

Total liabilities	24,764	21,883

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,757,513 and 35,713,810 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	4	3
Additional paid-in capital	84,829	84,474
Accumulated deficit	(66,777)	(65,775)

Total stockholders’ equity	18,056	18,702

Total liabilities and stockholders’ equity	$42,820	$40,585

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

(in thousands except per share data)

	Three months
	ended March 31,
	2011	2010
Revenue:
Software	$9,334	$8,330
Telecom	12,001	12,791

Total revenue	21,335	21,121

Costs of revenue:
Software	3,590	2,722
Telecom	8,898	9,116

Total costs of revenue	12,488	11,838

Gross profit	8,847	9,283

Operating expenses:
Selling and marketing	5,210	4,135
Research and development	1,400	1,128
General and administrative	3,129	2,619

Total operating expenses	9,739	7,882

(Loss) income from operations	(892)	1,401
Other income (expense):
Interest expense	(132)	(69)
Change in fair value of warrants	50	184
Other expense	(13)	—

Total other (expense) income	(95)	115

(Loss) income before income taxes	(987)	1,516
Income tax expense	(15)	(14)

Net (loss) income	$(1,002)	$1,502

Net (loss) income per common share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

Weighted average common shares outstanding:
Basic	36,121	34,823
Diluted	36,121	35,993

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2010	35,714	$3	$84,474	$(65,775)	$18,702
Common stock issued for options exercised	24	1	53	—	54
Common stock issued under the employee stock purchase plan	14	—	39	—	39
Issuance of restricted stock for services	6	—	19	—	19
Stock-based compensation	—	—	244	—	244
Net loss	—	—	—	(1,002)	(1,002)

Balance at March 31, 2011	35,758	$4	$84,829	$(66,777)	$18,056

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,002)	$1,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	869	806
Amortization of software development costs	575	377
Amortization of intangible assets	137	146
Amortization of note financing costs	24	14
Interest accretion	5	—
Stock-based compensation	244	167
Stock issued for services	19	51
Change in fair value of warrants	(50)	(184)
Loss on disposal of property and equipment	13	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(373)	347
Other current assets	(481)	(264)
Other non-current assets	56	41
Trade accounts payable	724	422
Accrued liabilities	597	(536)
Accrued commissions	(61)	(22)
Deferred rent	(19)	(20)
Deferred revenue	195	(183)

Net cash provided by operating activities	1,472	2,664

Cash flows from investing activities:
Contingent purchase price payments	(135)	(207)
Proceeds from sale of auction rate preferred securities	—	125
Capitalized software development costs	(1,129)	(862)
Purchases of property and equipment	(1,098)	(85)

Net cash used in investing activities	(2,362)	(1,029)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	53	172
Proceeds from sale of stock under employee stock purchase plan	39	—
Principal payments on long-term debt and capital lease obligations	(530)	(531)
Borrowings under the revolving credit notes	5,230	5,500
Payments under the revolving credit notes	(4,000)	(7,000)

Net cash provided by (used in) financing activities	792	(1,859)

Net decrease in cash and cash equivalents	(98)	(224)
Cash and cash equivalents at the beginning of the period	10,321	10,852

Cash and cash equivalents at the end of the period	$10,223	$10,628

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in trade accounts payable	$41	$145
Contingent purchase price payments included in trade accounts payable	$—	$52
Property and equipment and other assets financed through capital leases	$1,005	$—

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) is incorporated in the state of Delaware. We provide cloud-based call center applications through our inContact® suite, an advanced contact handling and performance management software platform. “Cloud-based” is a term to refer to computing, data storage and delivery of technology services through the Internet, which includes software-as-a-service (“SaaS”). Our services provide a variety of connectivity options for carrying inbound calls to our inContact suite or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness and customer satisfaction through our user survey tools. We are also an aggregator and provider of telecommunications services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the telecommunications services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2010 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the Financial Accounting Standards Board (“FASB”) revised accounting guidance related to revenue arrangements with multiple deliverables. The guidance applies to all deliverables under contractual arrangements in which a vendor will perform multiple revenue-generating activities. The guidance addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. Adoption of this guidance did not have a significant impact on the timing or amount of revenue recognized as we only have one unit of accounting for our arrangements that contain both our inContact suite of services and professional services.

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

Revenue is determined and recognized based on the type of service that is provided for the customer as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with contact handling technology; multimedia contact management (voice, fax, e-mail and chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and online training tools. Monthly recurring charges are generally billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers do not have the right to take possession of our hosted software. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. Because our professional services are not considered to have standalone value, we defer revenue for upfront fees received for professional services, such as training and installation, and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Accordingly, we have recorded $1.1 million and $932,000 of deferred revenue at March 31, 2011 and December 31, 2010, respectively. Fees for long distance services in multiple element arrangements with the inContact suite are based on usage and are recognized as revenue in the same manner as fees for traditional long distance services discussed in the following paragraph.

•

Traditional long distance services. Revenue is derived from traditional telecommunications services, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact suite and allows us to provide the all-in-one inContact solution. Revenue for the transactional long distance usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are accrued for incurred usage to date.

NOTE 3. BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share for the three month periods ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Numerator:
Net (loss) income	$(1,002)	$1,502

Denominator:
Basic weighted average shares outstanding	36,121	34,823
Effect of dilutive securities:
Stock warrants	—	264
Stock options	—	588
Restricted stock units	—	318

Diluted weighted average shares outstanding	36,121	35,993

Net (loss) income per share
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

As a result of incurring a net loss for the three months ended March 31, 2011, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 5.6 million shares of common stock at March 31, 2011.

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

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2011.

The following tables set forth the financial liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis.

Liabilities measured at fair value on a recurring basis consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Fair value at March 31, 2011
Liabilities:
Warrants	$—	$—	$196	$196

	Level 1	Level 2	Level 3	Fair value at December 31, 2010
Liabilities:
Warrants	$—	$—	$246	$246

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects activity for the quarter for all financial assets and liabilities categorized as Level 3 during the periods ended March 31, 2011 and 2010 (in thousands):

	Auction Rate Preferred Securities	Warrants
Balance at December 31, 2009	$125	$(496)
Total redemptions	(125)	—
Total change in fair value	—	184

Balance at March 31, 2010	$—	$(312)

Balance at December 31, 2010	$—	$(246)
Total change in fair value	—	50

Balance at March 31, 2011	$—	$(196)

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

Warrants

We have 385,000 warrants, expiring in May 2011, with provisions that protect holders from a decline in the stock price instrument if we issue equity shares for a price that is lower than the exercise price of those instruments or issue new warrants or convertible instruments that have a lower exercise price. In accordance with accounting guidance, these warrants are recognized as liabilities and recorded at fair value on each reporting date. We measured the estimated fair value of these warrants as of March 31, 2011 and recorded a $50,000 gain during the three months ended March 31, 2011 to record the liabilities associated with these warrants at their estimated fair value totaling $196,000 as of that date as compared to their estimated fair value of $246,000 at December 31, 2010. We estimated the fair value of these securities using a Black-Scholes valuation model, which approximated a lattice valuation model. The assumptions used in the Black-Scholes model at March 31, 2011 were as follows: a volatility rate of 46%, a risk-free interest rate of 0.15%, an expected life of 0.15 years and no dividend yield. The assumptions used in the Black-Scholes model at December 31, 2010 were as follows: a volatility rate of 41%, a risk-free interest rate of 0.19%, an expected life of 0.39 years and no dividend yield.

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

NOTE 5. GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 consisted of the following (in thousands):

Balance as of December 31, 2010	$4,073
Goodwill adjustment	13

Balance as of March 31, 2011	$4,086

The goodwill adjustment of $13,000 in the first quarter of 2011 was a result of contingent purchase price payments related to acquisitions in previous years. Goodwill from acquisitions is attributable to the Software segment.

Intangible assets consisted of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	assets	amortization	assets, net	assets	amortization	assets, net
Customer lists acquired	$16,495	$16,178	$317	$16,495	$16,161	$334
Technology and patents	10,231	9,664	567	10,231	9,563	668
Tradenames and trademarks	1,194	331	863	1,194	312	882
Domain name	54	—	54	54	—	54

Total	$27,974	$26,173	$1,801	$27,974	$26,036	$1,938

Amortization expense was $137,000 and $146,000 during the three months ended March 31, 2011 and 2010, respectively.

Based on the recorded intangibles at March 31, 2011, estimated amortization expense is expected to be $408,000 during the remainder of 2011, $238,000 in 2012, $210,000 in 2013, $210,000 in 2014, $140,000 in 2015 and $541,000 thereafter.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued payphone and carrier charges	$187	$222
Accrued payroll and other compensation	1,953	1,204
Accrued professional fees	142	284
Current portion of deferred rent	122	112
Other	216	257

Total accrued liabilities	$2,620	$2,079

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $5.2 million from our revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and paid down $4.0 million on the Revolving Credit Agreement during the three months ended March 31, 2011. The balance of our Revolving Credit Agreement was $8.5 million at March 31, 2011. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2013. In April 2011, we paid $3.5 million of the outstanding Revolving Credit Agreement.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance. In August 2010 and March 2011, Zions agreed to amend the Revolving Credit Agreement to reduce the required minimum EBITDA covenant levels, in order to allow the Company to pursue its strategic objectives without breaching the covenant. Remaining in compliance with loan covenants is critical to the Company’s operations. Based on our projections, we believe we will maintain compliance with our loan covenants through 2011, however if future operating results are less favorable than currently anticipated, the Company may need to seek further amendments to modify its loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. As of March 2011, the EBITDA covenant requires minimum EBITDA levels of $300,000 for the first three quarters of 2011 and $1.0 million for each quarter thereafter. The minimum working capital covenant requires minimum working capital of $1 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75 percent of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended March 31, 2011.

We have $3.2 million of capital lease obligations at March 31, 2011 related to equipment leasing facilities entered into during prior years. During the three months ended March 31, 2011, we extended one of the capital leases an additional 12 months and paid $115,000 to the lessor so that the Company will receive title and interest of the property leased upon final payment of the extended lease in April 2012. The capital lease obligation related to the extension was $200,000 at March 31, 2011.

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

NOTE 8. CAPITAL TRANSACTIONS

In July 2010, we entered into a consulting agreement with a third party to provide investor relations services, which was subsequently amended in August 2010. Under the agreement, we agreed to issue as partial consideration for services a total of 36,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing July 1, 2010. We issued 6,000 shares of common stock valued at $19,000 to this third party during the three months ended March 31, 2011, pursuant to the consulting agreement.

We received proceeds of $53,000 from the exercise of 24,000 options during the three months ended March 31, 2011. We issued 14,000 shares of common stock for proceeds of $39,000 under the employee stock purchase plan to eligible employees during the three month period ended March 31, 2011.

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

We recorded stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) to the same departments where cash compensation was recorded as follows (in thousands):

	Three months ended March 31,
	2011	2010
Costs of revenue	$56	$31
Selling and marketing	44	59
Research and development	33	(122)
General and administrative	130	250

Total	$263	$218

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the quarters ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Dividend yield	None	None
Volatility	70%	71%
Risk-free interest rate	1.52%	1.97%
Expected life (years)	4.2	4.0

During the three months ended March 31, 2011, we granted 481,000 stock options with exercise prices ranging from $3.10 to $3.42 and a weighted-average fair value of $1.78. During the three months ended March 31, 2010, we granted 459,000 stock options with exercise prices ranging from $2.76 to $3.42 and a weighted-average fair value of $1.75.

As of March 31, 2011, there was $1.3 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.3 years.

NOTE 11. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the three months ended March 31, 2011 and $6,000 per month during the three months ended March 31, 2010 for consulting, marketing and capital raising activities. We owed the Chairman $7,000 at March 31, 2011 and December 31, 2010.

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

Operating segment revenues and profitability for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$9,334	$12,001	$21,335	$8,330	$12,791	$21,121
Costs of revenue	3,590	8,898	12,488	2,722	9,116	11,838

Gross profit	5,744	3,103	8,847	5,608	3,675	9,283
Gross margin	62%	26%	42%	67%	29%	44%
Operating expenses:
Direct selling and marketing	4,149	754	4,903	2,936	964	3,900
Direct research and development	1,239	—	1,239	966	—	966
Indirect	2,844	753	3,597	2,184	832	3,016

(Loss) income from operations	$(2,488)	$1,596	$(892)	$(478)	$1,879	$1,401

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2010 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2011 compared to our condensed consolidated operating results for the three months ended March 31, 2010 (in thousands):

	2011	2010	$ Change	% Change
Revenue	$21,335	$21,121	214	1%
Costs of revenue	12,488	11,838	650	5%

Gross profit	8,847	9,283	(436)

Gross margin	42%	44%
Operating expenses:
Selling and marketing	5,210	4,135	1,075	26%
Research and development	1,400	1,128	272	24%
General and administrative	3,129	2,619	510	19%

Total operating expenses	9,739	7,882	1,857

(Loss) income from operations	(892)	1,401	(2,293)
Other (expense) income	(95)	115	(210)	183%

(Loss) income before income taxes	(987)	1,516	(2,503)
Income tax expense	(15)	(14)	(1)

Net (loss) income	$(1,002)	$1,502	$(2,504)

Revenue

Total revenues increased $214,000 or 1% to $21.3 million during the three months ended March 31, 2011 compared to revenues of $21.1 million during the same period in 2010. The increase relates to an increase of $1.0 million in Software segment revenue due to our focus on sales and marketing efforts on our all-in-one hosted inContact suite. This increase is offset by a decrease of $790,000 in Telecom segment revenue due to expected attrition of our telecom-only customers.

Costs of revenue and gross margin

Costs of revenue increased $650,000 or 5% to $12.5 million during the three months ended March 31, 2011 compared to $11.8 million during the same period of 2010. As a result, our gross margin decreased two percentage points to 42% during the three months ended March 31, 2011 from 44% during the three months ended March 31, 2010. The decrease in gross profit is primarily driven by greater customer service personnel costs as we employ more personnel and more qualified personnel to service larger mid-market and enterprise customers, greater direct Telecom costs attributable to international infrastructure and call traffic and greater amortization of increasing previously capitalized software development costs.

Selling and marketing

Selling and marketing expense increased $1.1 million or 26% to $5.2 million during the three months ended March 31, 2011 from $4.1 million during the same period in 2010. This increase is a result of headcount additions for direct and channel sales employees and our marketing efforts to create increased awareness of our products and services as well as increased lead generation for our Software segment. The increase in our Software segment selling and marketing efforts was partially offset by reduced commission expense related to our Telecom segment.

Research and development

Research and development expense increased $272,000 or 24% to $1.4 million during the three months ended March 31, 2011 from $1.1 million during the same period in 2010. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies. Research and development expense for the three months ended March 31, 2010 was positively impacted by of one-time personnel expense reductions of approximately $240,000.

General and administrative

General and administrative expense increased $510,000 or 19% to $3.1 million during the three months ended March 31, 2011 compared to $2.6 million during the same period in 2010. The increase is primarily due to increased personnel costs incurred to support our international business expansion.

Other income (expense)

Other income (expense) decreased $210,000 to a net other expense of $95,000 during the three months ended March 31, 2011 from a net other income of $115,000 during the same period in 2010. Net interest expense increased $63,000 for the first quarter of 2011 compared to the comparable period in 2010 due to a higher outstanding balance on our revolving credit agreement in 2011 as compared to 2010. The remaining decrease is primarily due to the change in fair value of our warrant liability. During the three months ended March 31, 2011, the fair value of the warrants decreased $50,000 as compared to a decrease in fair value of the warrants of $184,000 during the three months ended March 31, 2010.

Income taxes

Income taxes consist of state income taxes and remained relatively flat for the quarter ended March 31, 2011 as compared to comparable period of 2010.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010	$ Change	% Change
Revenue	$9,334	$8,330	1,004	12%
Costs of revenue	3,590	2,722	868	32%

Gross profit	5,744	5,608

Gross margin	62%	67%

Operating expenses:
Direct selling and marketing	4,149	2,936	1,213	41%
Direct research and development	1,239	966	273	28%
Indirect	2,844	2,184	660	30%

Loss from operations	$(2,488)	$(478)

The Software segment revenue increased by $1.0 million or 12% to $9.3 million during the three months ended March 31, 2011 from $8.3 million during the same period in 2010. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite in the market. Software segment revenue includes revenue from professional services of $503,000 for the first quarter of 2011 compared to $436,000 for the first quarter of 2010.

Gross margin decreased five percentage points to 62% in 2011 compared to 67% in 2010. The decrease in gross margin is primarily attributable to greater customer service personnel costs as we employ more personnel and more qualified personnel to service larger mid-market and enterprise customers and greater amortization of increasing previously capitalized software development costs.

Direct selling and marketing expenses in the Software segment increased $1.2 million or 41% to $4.1 million during the three months ended March 31, 2011 compared to $2.9 million during the same period in 2010. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the Software segment by investing in research and development. During the three months ended March 31, 2011 we incurred $1.2 million in direct research and development costs compared to $1.0 million during the same period in 2010 and have capitalized an additional $1.1 million of costs incurred during the three months ended March 31, 2011 related to our internally developed software compared to $862,000 during the three months ended March 31, 2010. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $660,000 or 30% to $2.8 million during the three months ended March 31, 2011 from $2.2 million for the same period in 2010 due to more indirect costs being allocated to the Software segment with the continued shift in revenue mix from the Telecom segment to the Software segment.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010	$ Change	% Change
Revenue	$12,001	$12,791	(790)	(6%)
Costs of revenue	8,898	9,116	(218)	(2%)

Gross profit	3,103	3,675

Gross margin	26%	29%

Operating expenses:
Direct selling and marketing	754	964	(210)	(22%)
Direct research and development	—	—	—	—
Indirect	753	832	(79)	(9%)

Income from operations	$1,596	$1,879

We continue to see decreases in Telecom segment revenue as we focus our efforts on the Software segment. Overall Telecom segment revenue decreased $790,000 or 6% to $12.0 million during three months ended March 31, 2011 from $12.8 million for the same period in 2010. This decrease is due to the expected attrition of our telecom-only customers as we focus our efforts on our inContact suite of services. With the decline in revenues from the Telecom segment, we reduced overall costs in the segment as well. Our costs of revenue decreased 2% due to the decrease in revenue, which was offset by higher direct Telecom costs attributable to international infrastructure and call traffic. Selling and marketing expenses decreased $210,000 or 22% during the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to a decrease in commissions as we continue to focus more on our selling and marketing efforts of the Software segment. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased $79,000 or 9% during the three months ended March 31, 2011 compared to the same period in 2010. The reduction of indirect expenses is primarily due to more indirect costs being allocated to the Software segment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2013. At March 31, 2011, we had $10.2 million of cash and cash equivalents and no availability of borrowings under our revolving credit note. The balance of our revolving credit note at March 31, 2011 was $8.5 million, the maximum available advance amount. In April 2011, we paid $3.5 million of the $8.5 million balance.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance. In August 2010 and March 2011, Zions agreed to amend the Revolving Credit Agreement to reduce the required minimum EBITDA covenant levels, in order to allow the Company to pursue its strategic objectives without breaching the covenant. Remaining in compliance with loan covenants is critical to the Company’s operations. Based on our projections, we believe we will maintain compliance with our loan covenants through 2011, however if future operating results are less favorable than currently anticipated, the Company may need to seek further amendments to modify its loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. As of March 2011, the EBITDA covenant requires minimum EBITDA levels of $300,000 for the first three quarters of 2011 and $1.0 million for each quarter thereafter. The minimum working capital covenant requires minimum working capital of $1 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75 percent of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended March 31, 2011.

We experienced a net loss of $1.0 million during the three months ended March 31, 2011. Significant non-cash expenses affecting operations during the three months ended March 31, 2011 were $1.6 million of depreciation and amortization and $263,000 of stock-based compensation offset by a non-cash gain of $50,000 for the change in the fair value of certain warrants. Our operating activities provided cash flows of $1.5 million during the three months ended March 31, 2011.

In March 2011, we entered into an equipment leasing facility commitment with Zions. Under the terms of the leasing facility commitment, Zions has agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%. We had not utilized the additional equipment leasing facility at March 31, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

During the quarter ended March 31, 2011, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part I, Item 3 of our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in the 2010 Annual Report on Form 10-K under Item 1A “Risk Factors,” actual results may differ from those in the forward-looking statements.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document
10.1	Second Note Modification Agreement and Allonge between inContact and Zions dated March 1, 2011 (1)

10.2	Third Amendment to Loan Agreement between inContact and Zions dated March 1, 2011 (1)

10.3	Master Finance Lease Agreement No. 0012773 with Zions dated July 23, 2009 (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These documents were filed as exhibits to the annual report on Form 10-K for 2010 filed by inContact with the Securities and Exchange Commission on March 11, 2011, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: May 6, 2011	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: May 6, 2011	By:	/s/ Gregory S. Ayers
Gregory S. Ayers Principal Financial and Accounting Officer