Form 10-Q
period 2011-06-30
inContact, Inc.
filed 2011-08-05
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 25, 2011
Common Stock, $0.0001 par value	43,387,517 shares

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$20,178	$10,321
Restricted cash	246	246
Accounts and other receivables, net of allowance for uncollectible accounts of $662 and $749, respectively	10,339	9,303
Other current assets	2,658	2,293

Total current assets	33,421	22,163

Property and equipment, net	15,145	12,041
Intangible assets, net	1,664	1,938
Goodwill	4,086	4,073
Other assets	412	370

Total assets	$54,728	$40,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,582	$7,295
Accrued liabilities	1,890	2,079
Accrued commissions	1,110	1,058
Current portion of deferred revenue	1,182	898
Current portion of long-term debt and capital lease obligations	1,585	1,334
Warrant liability	—	246

Total current liabilities	11,349	12,910

Long-term debt and capital lease obligations	2,129	8,653
Deferred rent	228	286
Deferred revenue	115	34

Total liabilities	13,821	21,883

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,307,708 and 35,713,810 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	4	3
Additional paid-in capital	109,818	84,474
Accumulated deficit	(68,915)	(65,775)

Total stockholders’ equity	40,907	18,702

Total liabilities and stockholders’ equity	$54,728	$40,585

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Software	$9,503	$8,327	$18,837	$16,657
Telecom	12,240	12,117	24,241	24,908

Total revenue	21,743	20,444	43,078	41,565

Costs of revenue:
Software	3,993	2,954	7,583	5,677
Telecom	8,733	8,769	17,631	17,885

Total costs of revenue	12,726	11,723	25,214	23,562

Gross profit	9,017	8,721	17,864	18,003

Operating expenses:
Selling and marketing	5,887	4,617	11,097	8,753
Research and development	1,372	1,275	2,772	2,403
General and administrative	3,523	2,980	6,652	5,599

Total operating expenses	10,782	8,872	20,521	16,755

(Loss) income from operations	(1,765)	(151)	(2,657)	1,248
Other income (expense):
Interest income	—	1	—	1
Interest expense	(146)	(48)	(278)	(116)
Other expense	(3)	(3)	(16)	(3)
Change in fair value of warrants	(208)	152	(158)	336

Total other (expense) income	(357)	102	(452)	218

(Loss) income before income taxes	(2,122)	(49)	(3,109)	1,466
Income tax expense	(16)	(14)	(31)	(27)

Net (loss) income	$(2,138)	$(63)	$(3,140)	$1,439

Net (loss) income per common share:
Basic	$(0.06)	$(0.00)	$(0.09)	$0.04
Diluted	$(0.06)	$(0.00)	$(0.09)	$0.04

Weighted average common shares outstanding:
Basic	37,674	34,960	36,902	34,892
Diluted	37,674	34,960	36,902	35,949

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2010	35,714	$3	$84,474	$(65,775)	$18,702
Issuance of common stock, net of issuance costs	7,188	—	23,633	—	23,633
Common stock issued for options and warrants exercised	363	1	1,007	—	1,008
Common stock issued under the employee stock purchase plan	31	—	87	—	87
Issuance of restricted stock for services	12	—	43	—	43
Stock-based compensation	—	—	574	—	574
Net loss	—	—	—	(3,140)	(3,140)

Balance at June 30, 2011	43,308	$4	$109,818	$(68,915)	$40,907

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(3,140)	$1,439
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	1,707	1,538
Amortization of software development costs	1,276	777
Amortization of intangible assets	274	286
Amortization of note financing costs	48	47
Interest accretion	11	—
Stock-based compensation	617	576
Change in fair value of warrants	158	(336)
Loss on disposal of property and equipment	26	6
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,036)	14
Other current assets	(394)	(245)
Other non-current assets	(42)	85
Trade accounts payable	(1,526)	409
Accrued liabilities	(414)	(596)
Accrued commissions	52	(113)
Deferred rent	(39)	(39)
Deferred revenue	365	(309)

Net cash (used in) provided by operating activities	(2,057)	3,539

Cash flows from investing activities:
Contingent purchase price payments	(135)	(273)
Redemption of auction rate preferred securities	—	125
Capitalized software development costs	(2,134)	(1,796)
Purchases of property and equipment	(1,971)	(368)

Net cash used in investing activities	(4,240)	(2,312)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	604	583
Proceeds from sale of stock under employee stock purchase plan	87	—
Proceeds from issuance of common stock	23,865	—
Borrowings under the revolving credit notes	7,730	11,000
Payments under the revolving credit notes	(15,000)	(12,500)
Principal payments on long-term debt and capital leases	(1,132)	(982)

Net cash provided by (used in) financing activities	16,154	(1,899)

Net increase (decrease) in cash and cash equivalents	9,857	(672)
Cash and cash equivalents at beginning of period	10,321	10,852

Cash and cash equivalents at end of period	$20,178	$10,180

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in trade accounts payable	$51	$41
Contingent purchase price payments included in accounts payable	$—	$66
Property and equipment and other assets financed through capital leases	$2,099	$659
Cashless exercise of warrants	$404	$—
Equity issuance costs included in accrued liabilities	$232	$—

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2010 Annual Report on Form 10-K.

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

In June 2011, the FASB issued new guidance, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. The guidance will be effective beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material effect on our operating results or financial position.

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

Revenue is determined and recognized based on the type of service that is provided for the customer as follows:

•

inContact suite of services. Revenue is derived from the use of any of our inContact suite that are provided on a monthly recurring basis. The all-in-one inContact solution includes features such as skills-based routing; automated call distribution; self-service menus; speech recognition based automated interactive voice response; database integration with contact handling technology; multimedia contact management (voice, fax, e-mail and chat); management reporting features; workforce management features; performance optimization benchmarking; custom call routing and call flow design; and new hire screening and online training tools. Monthly recurring charges are generally billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite experience. For sales contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers do not have the right to take possession of our hosted software. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. Because our professional services are not considered to have standalone value, we defer revenue for upfront fees received for professional services, such as training and installation, and recognize such fees as revenue over the term of the contract, which is generally 12 to 36 months. Fees for telecommunications services in multiple element arrangements with the inContact suite are based on usage and are recognized as revenue in the same manner as fees for telecommunications services discussed in the following paragraph.

•

Telecommunications services. Revenue is derived from telecommunications services, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact suite and allows us to provide the all-in-one inContact solution. Revenue for the telecommunications usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are accrued for incurred usage to date.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six month periods ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(2,138)	$(63)	$(3,140)	$1,439

Denominator:
Basic weighted average shares outstanding	37,674	34,960	36,902	34,892
Effect of dilutive securities:
Stock warrants	—	—	—	234
Stock options	—	—	—	504
Restricted stock units	—	—	—	319

Diluted weighted average shares outstanding	37,674	34,960	36,902	35,949

Net (loss) income per common share:
Basic	$(0.06)	$(0.00)	$(0.09)	$0.04
Diluted	$(0.06)	$(0.00)	$(0.09)	$0.04

As a result of incurring a net loss for the three and six month periods ended June 30, 2011, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 5.1 million shares of common stock at June 30, 2011.

Potentially dilutive securities representing approximately 2.5 million shares of common stock at June 30, 2010 were excluded from the computation of diluted earnings per common share for the six months ended June 30, 2010 because their effect would have been anti-dilutive. As a result of incurring a net loss for the three months ended June 30, 2010, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.

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

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six month periods ended June 30, 2011.

The following tables set forth the financial liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis.

No liabilities were measured at fair value on a recurring basis at June 30, 2011. Liabilities measured at fair value on a recurring basis consisted of the following at December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Fair value at December 31, 2010
Liabilities:
Warrants	$—	$—	$246	$246

Recurring Level 3 Activity

The tables below provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

The following table presents the activity for items measured at fair value on recurring basis categorized as Level 3 for the three months ended June 30, 2011 and 2010 (in thousands):

Warrants
Balance at March 31, 2010	$(312)
Total change in fair value	152
Total redemptions	—

Balance at June 30, 2010	$(160)

Balance at March 31, 2011	$(196)
Total change in fair value	(208)
Total redemptions	404

Balance at June 30, 2011	$—

The following table presents the activity for items measured at fair value on recurring basis categorized as Level 3 for the six months ended June 30, 2011 and 2010 (in thousands):

	Auction Rate Preferred Securities	Warrants

Balance at December 31, 2009	$125	$(496)
Total change in fair value	—	336
Total redemptions	(125)	—

Balance at June 30, 2010	$—	$(160)

Balance at December 31, 2010	$—	(246)
Total change in fair value		(158)
Total redemptions	—	404

Balance at June 30, 2011	$—	$—

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

Warrants

We had issued 385,000 warrants, which were exercised in May 2011, with provisions that protected holders from a decline in the stock price instrument if we issued equity shares for a price that was lower than the exercise price of those instruments or issue new warrants or convertible instruments that had a lower exercise price. In accordance with accounting guidance, these warrants were recognized as liabilities and recorded at fair value on each reporting date. We measured the estimated fair value of these warrants as of date of exercise, May 5, 2011, and recorded a $158,000 loss during the six months ended June 30, 2011 to record the liabilities associated with these warrants at their estimated fair value totaling $404,000 as of the date of exercise as compared to their estimated fair value of $246,000 at December 31, 2010. The estimated fair value of these securities on the date of exercise was the difference between the stock price on the date of exercise and the warrants’ exercise price. The estimated fair value of the securities was calculated using a Black-Scholes valuation model, which approximated a lattice valuation model, at December 31, 2010. The assumptions used in the Black-Scholes model at December 31, 2010 were as follows: a volatility rate of 41%, a risk-free interest rate of 0.19%, an expected life of 0.39 years and no dividend yield.

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

NOTE 5. GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 consisted of the following (in thousands):

Balance as of December 31, 2010	$4,073
Goodwill adjustment	13

Balance as of June 30, 2011	$4,086

The goodwill adjustment of $13,000 in the first two quarters of 2011 was a result of contingent purchase price payments related to acquisitions in previous years. Goodwill from acquisitions is attributable to the Software segment.

Intangible assets consisted of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross assets	Accumulated amortization	Intangible assets, net	Gross assets	Accumulated amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,194	$301	$16,495	$16,161	$334
Technology and patents	10,231	9,765	466	10,231	9,563	668
Trade names and trade marks	1,194	351	843	1,194	312	882
Domain name	54	—	54	54	—	54

Total	$27,974	$26,310	$1,664	$27,974	$26,036	$1,938

We recorded amortization expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Amortization expense	$137	$140	$274	$286

Based on the recorded intangibles at June 30, 2011, estimated amortization expense is expected to be $271,000 during the remainder of 2011, $238,000 in 2012, $210,000 in 2013, $210,000 in 2014, $140,000 in 2015 and $541,000 thereafter.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued payphone and carrier charges	$97	$222
Accrued payroll and other compensation	1,387	1,204
Accrued professional fees	20	284
Current portion of deferred rent	131	112
Other	255	257

Total	$1,890	$2,079

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $7.7 million from our revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and paid down $15.0 million on the Revolving Credit Agreement during the six months ended June 30, 2011. We had no outstanding balance for our Revolving Credit Agreement at June 30, 2011. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2013.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum liquidity position and minimum quarterly EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance. In June 2011, Zions agreed to amend the Revolving Credit Agreement by replacing the Minimum Quarterly EBITDA covenant with a Minimum Liquidity Position and Minimum Quarterly EBITDA covenant. As of June 30, 2011, the Minimum Liquidity Position and Minimum Quarterly EBITDA covenant requires that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2,500,000, and if at any time the aggregate value is less than the Minimum Liquidity Position, a minimum quarterly EBITDA of $1,000,000, calculated as of the last day of each calendar quarter, is required. Based on our projections, we believe we will maintain compliance with our loan covenants through 2011, however if future operating results are less favorable than currently anticipated, we may need to seek further amendments to modify its loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. The minimum working capital covenant requires minimum working capital of $1.0 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75% of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement at June 30, 2011.

We had $3.1 million of capital lease obligations at June 30, 2011 related to equipment leasing facilities entered into during prior years. During the six months ended June 30, 2011, we extended one of the capital leases an additional 12 months and paid $115,000 to the lessor so that the Company will receive title to the property leased upon final payment of the extended lease in April 2012. The capital lease obligation related to the extension was $168,000 at June 30, 2011.

In March 2011, we entered into an equipment leasing facility commitment with Zions. Under the terms of the leasing facility commitment, Zions has agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%. We had $589,000 of capital lease obligations related to this leasing facility at June 30, 2011.

NOTE 8. CAPITAL TRANSACTIONS

In June 2011, we sold 7.2 million shares of common stock at $3.32 per share for a total of $23.9 million to an accredited investor. Net proceeds of the offering, after expenses of $232,000, were $23.6 million. The stock was unregistered at June 30, 2011.

In July 2010, we entered into a consulting agreement with a third party to provide investor relations services, which was subsequently amended in August 2010. Under the agreement, we agreed to issue as partial consideration for services a total of 36,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing July 1, 2010. We issued 12,000 shares of common stock valued at $43,000 to this third party during the six months ended June 30, 2011, pursuant to the consulting agreement.

We received proceeds of $604,000 from the exercise of 261,000 options during the six months ended June 30, 2011. We issued 102,000 shares of common stock from the cashless exercise of 385,000 warrants during the six months ended June 30, 2011. We issued 31,000 shares of common stock for proceeds of $87,000 under the employee stock purchase plan to eligible employees during the six months ended June 30, 2011.

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

We recorded stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Costs of revenue	$53	$71	$109	$102
Selling and marketing	140	73	184	132
Research and development	46	94	79	(28)
General and administrative	115	120	245	370

Total	$354	$358	$617	$576

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Dividend yield	None	None
Volatility	71%	74%
Risk-free interest rate	1.52%	2.02%
Expected life (years)	4.1	4.0

During the six months ended June 30, 2011, we granted 705,000 stock options with exercise prices ranging from $3.10 to $4.42 and a weighted-average fair value of $1.83. During the six months ended June 30, 2010, we granted 757,000 stock options, principally to our executive officers, with exercise prices ranging from $2.48 to $3.42 and a weighted-average fair value of $1.71.

As of June 30, 2011, there was $1.3 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.2 years.

NOTE 11. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the six months ended June 30, 2011 and $6,000 per month during the six months ended June 30, 2010 for consulting, marketing and capital raising activities. We owed the Chairman $7,000 at June 30, 2011 and December 31, 2010.

Concurrent with selling 7.2 million shares of common stock to an accredited investor in June 2011 (Note 8), we entered into a commercial agreement with a subsidiary of the accredited investor (“Investor Subsidiary”) whereby the Investor Subsidiary became a world-wide reseller of inContact’s portfolio of hosted solutions with minimum revenue purchase commitments of $5.0 million and $10.0 million during 2012 and 2013, respectively. No revenue was recorded during the six months ended June 30, 2011 related to this agreement.

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

Operating segment revenues and profitability for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$9,503	$12,240	$21,743	$8,327	$12,117	$20,444
Costs of revenue	3,993	8,733	12,726	2,954	8,769	11,723

Gross profit	5,510	3,507	9,017	5,373	3,348	8,721

Gross margin	58%	29%	42%	65%	28%	43%

Operating expenses:
Direct selling and marketing	4,671	910	5,581	3,591	784	4,375
Direct research and development	1,235	—	1,235	1,117	—	1,117
Indirect	3,132	834	3,966	2,543	837	3,380

Total operating expenses	9,038	1,744	10,782	7,251	1,621	8,872

(Loss) income from operations	$(3,528)	$1,763	$(1,765)	$(1,878)	$1,727	$(151)

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$18,837	$24,241	$43,078	$16,657	$24,908	$41,565
Costs of revenue	7,583	17,631	25,214	5,677	17,885	23,562

Gross profit	11,254	6,610	17,864	10,980	7,023	18,003

Gross margin	60%	27%	42%	66%	28%	43%

Operating expenses:
Direct selling and marketing	8,820	1,664	10,484	6,527	1,749	8,276
Direct research and development	2,474	—	2,474	2,083	—	2,083
Indirect	5,976	1,587	7,563	4,727	1,669	6,396

Total operating expenses	17,270	3,251	20,521	13,337	3,418	16,755

(Loss) income from operations	$(6,016)	$3,359	$(2,657)	$(2,357)	$3,605	$1,248

NOTE 13. SUBSEQUENT EVENTS

In July 2011, we granted 58,000 restricted stock units to our Board of Directors as part of their annual compensation for Board and Board Committee service. The grants were valued at $280,000 based on the closing stock price of inContact common stock on the date of grant.

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

In June 2011, we sold 7.2 million shares of common stock to an accredited investor for net proceeds of $23.6 million.

Concurrent with selling 7.2 million shares of common stock to the accredited investor in June 2011, we entered into a commercial agreement with a subsidiary of the accredited investor (“Investor Subsidiary”) whereby the Investor Subsidiary became a world-wide reseller of inContact’s portfolio of hosted solutions with minimum revenue purchase commitments of $5.0 million and $10.0 million during 2012 and 2013, respectively. We expect expenses to begin to increase in the third and fourth quarters of 2011 as we increase our capacity to meet requirements for this agreement.

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

Telecom

We continue to derive revenue from telecommunications services such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Revenue for the transactional long distance usage is derived based on user specific rate plans and the user’s call usage and is recognized in the period the call is initiated. Users are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are accrued for incurred usage to date.

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

Research and Development

Research and development expenses consist primarily of the non-capitalized portion of salaries (including stock-based compensation) and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, quality assurance, market research, testing, product management, and allocated overhead. We expect research and development expenses to increase in absolute dollars in the future as we release new features and functionality, expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and Administrative

General and administrative expenses consist primarily of salaries (including stock-based compensation) and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We expect general and administrative expenses as a percentage of revenue to decrease as we continue to leverage our existing general and administrative personnel and other expenses to support our anticipated growth. General and administrative expenses in absolute dollars may increase or decrease depending upon investments we make to support the size of our business.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010

The following is a tabular presentation of our condensed consolidated operating results for the three months ended June 30, 2011 compared to our condensed consolidated operating results for the three months ended June 30, 2010 (in thousands):

	2011	2010	$ Change	% Change
Revenue	$21,743	$20,444	$1,299	6%
Costs of revenue	12,726	11,723	1,003	9%

Gross profit	9,017	8,721	296

Gross margin	42%	43%

Operating expenses:
Selling and marketing	5,887	4,617	1,270	28%
Research and development	1,372	1,275	97	8%
General and administrative	3,523	2,980	543	18%

Total operating expenses	10,782	8,872	1,910

Loss from operations	(1,765)	(151)	(1,614)

Other (expense) income	(357)	102	(459)	-450%

Loss before income taxes	(2,122)	(49)	(2,073)
Income tax expense	(16)	(14)	(2)

Net loss	$(2,138)	$(63)	$(2,075)

Revenue

Total revenues increased $1.3 million or 6% to $21.7 million during the three months ended June 30, 2011 compared to revenues of $20.4 million for the same period in 2010. The increase relates to an increase of $1.2 million in Software segment revenue due to our continued focus on sales and marketing efforts of our all-in-one hosted inContact suite. Telecom segment revenue increased $123,000 as the increase of Telecom revenue associated with our inContact suite customers offset the attrition of our telecom only customers.

Costs of revenue and gross margin

Costs of revenue increased $1.0 million or 9% to $12.7 million during the three months ended June 30, 2011 compared to $11.7 million for the same period in 2010. As a result, our gross margin decreased one percentage point to 42% during the three months ended June 30, 2011 from 43% during the three months ended June 30, 2010. The decrease in gross profit is primarily due to greater professional service and customer service personnel costs as we employ more personnel and more qualified personnel to service larger mid-market and enterprise customers and greater amortization of increasing previously capitalized software development costs.

Selling and marketing

Selling and marketing expense increased $1.3 million or 28% to $5.9 million during the three months ended June 30, 2011 from $4.6 million for the same period in 2010. This increase is primarily a result of headcount additions for direct and channel sales employees and our marketing efforts to create increased awareness of our products and services as well as increased lead generation for our Software segment.

Research and development

Research and development expense increased $97,000 or 8% to $1.4 million during the three months ended June 30, 2011 from $1.3 million during the same period in 2010. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies. In addition, during the three months ended June 30, 2011, we capitalized $1.0 million of costs related to our internally developed software compared to $934,000 during the same period in 2010.

General and administrative

General and administrative expense increased $543,000 or 18% to $3.5 million during the three months ended June 30, 2011 compared to $3.0 million during the same period in 2010. The increase is primarily due to increased personnel costs incurred to support our international business expansion and a one-time expense of $330,000 related to personnel costs.

Other income (expense)

Other expense increased $459,000 from $102,000 of other income during the three months ended June 30, 2010 to $357,000 of other expense for the same period in 2011. Net interest expense increased $99,000 for the second quarter of 2011 compared to the comparable period in 2010 due to a higher outstanding balance on our revolving credit agreement in 2011 as compared to 2010. The remaining increase of $360,000 primarily relates to the change in fair value of our warrant liability. During the three months ended June 30, 2010, the change in fair value of our warrant liability decreased $152,000 compared to an increase of $208,000 in the change in fair value of our warrant liability during the three months ended June 30, 2011.

Income taxes

Income taxes consist of minimum state income taxes due and remained consistent for the three months ended June 30, 2011 compared to the same period in 2010.

Six Months Ended June 30, 2011 and 2010

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2011 compared to our condensed consolidated operating results for the six months ended June 30, 2010 (in thousands):

	2011	2010	$ Change	% Change
Revenue	$43,078	$41,565	$1,513	4%
Costs of revenue	25,214	23,562	1,652	7%

Gross profit	17,864	18,003	(139)

Gross margin	42%	43%
Operating expenses:
Selling and marketing	11,097	8,753	2,344	27%
Research and development	2,772	2,403	369	15%
General and administrative	6,652	5,599	1,053	19%

Total operating expenses	20,521	16,755	3,766

(Loss) income from operations	(2,657)	1,248	(3,905)

Other (expense) income	(452)	218	(670)	-307%

(Loss) income before income taxes	(3,109)	1,466	(4,575)
Income tax expense	(31)	(27)	(4)

Net (loss) income	$(3,140)	$1,439	$(4,579)

Revenue

Total revenues increased $1.5 million or 4% to $43.1 million during the six months ended June 30, 2011 compared to revenues of $41.6 million for the same period in 2010. The increase relates to an increase of $2.2 million in Software segment revenue due to our continued focus on sales and marketing efforts of our all-in-one hosted inContact suite. This increase is offset by a decrease of $667,000 in Telecom segment revenue due to expected attrition of our telecom-only customers.

Costs of revenue and gross margin

Costs of revenue increased $1.7 million or 7% to $25.2 million during the six months ended June 30, 2011 compared to $23.5 million for the same period in 2010. As a result, our gross margin decreased one percentage point to 42% during the six months ended June 30, 2011 from 43% during the six months ended June 30, 2010. The decrease in gross profit is primarily due to greater professional service and customer service personnel costs as we employ more personnel and more qualified personnel to service larger mid-market and enterprise customers, greater direct Telecom costs attributable to international infrastructure and call traffic and greater amortization of increasing previously capitalized software development costs.

Selling and marketing

Selling and marketing expense increased $2.3 million or 27% to $11.1 million during the six months ended June 30, 2011 from $8.8 million for the same period in 2010. This increase is primarily a result of headcount additions for direct and channel sales employees and our marketing efforts to create increased awareness of our products and services, including increased lead generation for our Software segment.

Research and development

Research and development expense increased $369,000 or 15% to $2.8 million during the six months ended June 30, 2011 from $2.4 million for the same period in 2010. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies. Research and development expense for the six months ended June 30, 2010 was positively impacted by one-time personnel expense reductions of approximately $240,000. In addition, during the six months ended June 30, 2011, we capitalized $2.1 million of costs related to our internally developed software compared to $1.8 million during the same period in 2010.

General and administrative

General and administrative expense increased $1.1 million or 19% to $6.7 million during the six months ended June 30, 2011 compared to $5.6 million for the same period in 2010. The increase is primarily due to increased personnel costs incurred to support our international business expansion and a one-time expense of $330,000 related to personnel costs.

Other income (expense)

Other income (expense) decreased $670,000 to a net other expense of $452,000 during the six months ended June 30, 2011 from a net other income of $218,000 for the same period in 2010. Net interest expense increased $163,000 for the six months ended June 30, 2011 compared to the comparable period in 2010 due to a higher outstanding balance on our revolving credit agreement in 2011 as compared to 2010. The remaining decrease is primarily due to the change in fair value of our warrant liability. During the six months ended June 30, 2011, the change in fair value of the warrants increased $158,000 compared to a decrease in the change in fair value of the warrants of $336,000 during the six months ended June 30, 2010.

Income taxes

Income taxes consist of minimum state income taxes due and remained consistent for the six months ended June 30, 2011 compared to the same period in 2010.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$9,503	$8,327	$1,176	14%	$18,837	$16,657	$2,180	13%
Costs of revenue	3,993	2,954	1,039	35%	7,583	5,677	1,906	34%

Gross profit	5,510	5,373			11,254	10,980

Gross margin	58%	65%			60%	66%

Operating expenses:
Direct selling and marketing	4,671	3,591	1,080	30%	8,820	6,527	2,293	35%
Direct research and development	1,235	1,117	118	11%	2,474	2,083	391	19%
Indirect	3,132	2,543	589	23%	5,976	4,727	1,249	26%

Loss from operations	$(3,528)	$(1,878)			$(6,016)	$(2,357)

Three Months Ended June 30, 2011 and 2010

The Software segment revenue increased by $1.2 million or 14% to $9.5 million during the three months ended June 30, 2011 from $8.3 million for the same period in 2010. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite in the market. Software segment revenue includes revenue from professional services of $572,000 for the second quarter of 2011 compared to $437,000 for the second quarter of 2010.

Gross margin decreased seven percentage points to 58% in 2011 compared to 65% in 2010. The decrease in gross margin is primarily attributable to greater amortization of increasing previously capitalized software development costs and greater professional service and customer service personnel costs as we employ more personnel and more qualified personnel to service larger mid-market and enterprise customers.

Direct selling and marketing expenses in the Software segment increased $1.1 million or 30% to $4.7 million during the three months ended June 30, 2011 compared to $3.6 million for the same period in 2010. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the

Software segment by investing in research and development. During the three months ended June 30, 2011, we incurred $1.2 million in direct research and development costs compared to $1.1 million for the same period in 2010 and have capitalized an additional $1.0 million of costs incurred during the three months ended June 30, 2011 related to our internally developed software compared to $934,000 for the same period in 2010. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $589,000 or 23% to $3.1 million during the three months ended June 30, 2011 from $2.5 million for the same period in 2010 due to more indirect costs being allocated to the Software segment with the continued shift in revenue mix from the Telecom segment to the Software segment and the overall increase in indirect expenses.

Six Months Ended June 30, 2011 and 2010

The Software segment revenue increased by $2.2 million or 13% to $18.8 million during the six months ended June 30, 2011 from $16.7 million for the same period in 2010. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of services in the market. Software segment revenue includes revenue from professional services of $1.4 million for the first half of 2011 compared to $874,000 for the first half of 2010.

Gross margin decreased six percentage points to 60% in 2011 compared to 66% in 2010. The decrease in gross margin is primarily attributable to greater amortization of increasing previously capitalized software development costs and greater professional service and customer service personnel costs as we employ more personnel and more qualified personnel to service larger mid-market and enterprise customers.

Direct selling and marketing expenses in the Software segment increased $2.3 million or 35% to $8.8 million during the six months ended June 30, 2011 compared to $6.5 million for the same period in 2010. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the Software segment by investing in research and development. During the six months ended June 30, 2011, we incurred $2.5 million in direct research and development costs compared to $2.1 million during the same period in 2010 and have capitalized an additional $2.1 million of costs incurred during the six months ended June 30, 2011 related to our internally developed software compared to $1.8 million during the six months ended June 30, 2010. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $1.3 million or 26% to $6.0 million during the six months ended June 30, 2011 from $4.7 million for the same period in 2010 due to more indirect costs being allocated to the Software segment with the continued shift in revenue mix from the Telecom segment to the Software segment and the overall increase in indirect expenses.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$12,240	$12,117	$123	1%	$24,241	$24,908	$(667)	-3%
Costs of revenue	8,733	8,769	(36)	0%	17,631	17,885	(254)	-1%

Gross profit	3,507	3,348			6,610	7,023

Gross margin	29%	28%			27%	28%

Operating expenses:
Direct selling and marketing	910	784	126	16%	1,664	1,749	(85)	-5%
Direct research and development	—	—			—	—
Indirect	834	837	(3)	0%	1,587	1,669	(82)	-5%

Income from operations	$1,763	$1,727			$3,359	$3,605

Three Months Ended June 30, 2011 and 2010

Telecom segment revenue increased $123,000 or 1% to $12.2 million during the three months ended June 30, 2011 compared to $12.1 million for the same period in 2010 due to the increase of Telecom revenue associated with our inContact suite customers offsetting the attrition of our Telecom only customers. With the increase in revenues from the Telecom segment, telecom segment related costs also increased. Our costs of revenue and gross margin remained relatively constant in line with the revenue. Selling and marketing expenses increased 16% during the three months ended June 30, 2011 as compared to the same period in 2010, primarily due to higher third-party commissions associated with the increase in Telecom segment revenue. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment remained constant during the three months ended June 30, 2011 compared to the same period in 2010 due to more indirect costs being allocated to the Software segment offset by an overall increase in indirect costs.

Six Months Ended June 30, 2011 and 2010

Overall Telecom segment revenue decreased $667,000 or 3% to $24.2 million during six months ended June 30, 2011 from $24.9 million for the same period in 2010. This decrease is due to the attrition of our telecom-only customers in the first quarter of 2011 exceeding the increase of Telecom revenue associated with our inContact suite customers. In the second quarter of 2011, Telecom revenue associated with our inContact suite customer offset the attrition of our Telecom only customers. With the decline in revenues from the Telecom segment, telecom related costs also decreased. Our costs of revenue decreased 1% due to the decrease in revenue, which was offset by higher direct Telecom costs attributable to international infrastructure and call traffic. Selling and marketing expenses decreased $85,000 or 5% during the six months ended June 30, 2011 as compared to the same period in 2010, primarily due to a decrease in commissions as a result of decreased revenue. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased $82,000 or 5% during the six months ended June 30, 2011 compared to the same period in 2010. The decrease in indirect expenses is primarily due to more indirect costs being allocated to the Software segment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit agreement, which expires in July 2013. At June 30, 2011, we had $20.2 million of cash and cash equivalents and $8.5 million of borrowings available under our revolving credit agreement. We had no amounts outstanding under our revolving credit agreement at June 30, 2011 since we paid the outstanding balance of our revolving credit agreement in June 2011 with the proceeds from the sale of stock in June 2011. The outstanding balance of our revolving credit agreement ranged from $5.0 million to $8.5 million during the quarter ended June 30, 2011 prior to the balance being paid in June 2011.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum liquidity position and minimum quarterly EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance. In June 2011, Zions agreed to amend the Revolving Credit Agreement by replacing the Minimum Quarterly EBITDA covenant with a Minimum Liquidity Position and Minimum Quarterly EBITDA covenant. As of June 30, 2011, the Minimum Liquidity Position and Minimum Quarterly EBITDA covenant requires that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2,500,000, and if at any time the aggregate value is less than the Minimum Liquidity Position, a minimum quarterly EBITDA of $1,000,000, calculated as of the last day of each calendar quarter, is required. Based on our projections, we believe we will maintain compliance with our loan covenants through 2011, however if future operating results are less favorable than currently anticipated, the Company may need to seek further amendments to modify its loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. The minimum working capital covenant requires minimum working capital of $1 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75 percent of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended June 30, 2011.

In June 2011, we sold 7.2 million shares of common stock at $3.32 per share to an accredited investors for net proceeds of $23.6 million.

We experienced a net loss of $3.1 million during the six months ended June 30, 2011. Significant non-cash expenses affecting operations during the six months ended June 30, 2011 were $3.3 million of depreciation and amortization, $617,000 of stock-based compensation and a non-cash loss of $158,000 related to the change in the fair value of certain warrants. The non-cash expenses were offset by an increase in accounts receivable and a decrease in accounts payable resulting in $2.1 million of cash being used in our operating activities during the six months ended June 30, 2011.

In March 2011, we entered into an equipment leasing facility commitment with Zions. Under the terms of the leasing facility commitment, Zions has agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%. We had utilized $589,000 of the leasing facility at June 30, 2011.

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

Interest rates on our new leasing facility and revolving credit agreement are variable so market fluctuations in interest rate may increase our interest expense.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

During the six months ended June 30, 2011, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part I, Item 3 of our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

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

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

4.1	Investor Rights Agreement dated June 14, 2011, with Enterprise Networks Holdings, Inc. (1)

10.1	Common Stock Purchase Agreement dated June 14, 2011, with Enterprise Networks Holdings, Inc. (1)

10.2	Registration Rights Agreement dated June 14, 2011, with Enterprise Networks Holdings, Inc. (1)

10.3	Fourth Amendment to Loan Agreement with Zions First National Bank dated June 29, 2011 (2)

10.4	Master Reseller Agreement with Siemens Enterprise Communications, Inc., dated June 14, 2011 (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 15, 2011, and are incorporated herein by this reference.
(2)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 30, 2011, and is incorporated herein by this reference.
(3)	Confidential portions have been omitted pursuant to a confidential treatment request filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2011	inContact, INC.

	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: August 5, 2011	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer