Form 10-Q
period 2011-09-30
inContact, Inc.
filed 2011-11-04
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 21, 2011
Common Stock, $0.0001 par value	43,450,652 shares

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,060	$10,321
Restricted cash	246	246
Accounts and other receivables, net of allowance for uncollectible accounts of $509 and $749, respectively	11,321	9,303
Other current assets	2,733	2,293

Total current assets	32,360	22,163
Property and equipment, net	18,219	12,041
Intangible assets, net	1,529	1,938
Goodwill	4,086	4,073
Other assets	425	370

Total assets	$56,619	$40,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$6,372	$7,295
Accrued liabilities	1,925	2,079
Accrued commissions	1,233	1,058
Current portion of deferred revenue	1,306	898
Current portion of long-term debt and capital lease obligations	1,498	1,334
Warrant liability	—	246

Total current liabilities	12,334	12,910
Long-term debt and capital lease obligations	5,299	8,653
Deferred rent	195	286
Deferred revenue	151	34

Total liabilities	17,979	21,883

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,430,654 and 35,713,810 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	4	3
Additional paid-in capital	110,721	84,474
Accumulated deficit	(72,085)	(65,775)

Total stockholders’ equity	38,640	18,702

Total liabilities and stockholders’ equity	$56,619	$40,585

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Software	$10,015	$8,279	$28,852	$24,936
Telecom	12,137	12,002	36,378	36,910

Total revenue	22,152	20,281	65,230	61,846

Costs of revenue:
Software	4,488	3,029	12,071	8,706
Telecom	9,049	8,444	26,680	26,329

Total costs of revenue	13,537	11,473	38,751	35,035

Gross profit	8,615	8,808	26,479	26,811

Operating expenses:
Selling and marketing	6,641	5,120	17,738	13,873
Research and development	1,575	1,503	4,347	3,906
General and administrative	3,451	3,490	10,103	9,089

Total operating expenses	11,667	10,113	32,188	26,868

Loss from operations	(3,052)	(1,305)	(5,709)	(57)
Other income (expense):
Interest income	—	—	—	1
Interest expense	(59)	(82)	(337)	(198)
Change in fair value of warrants	—	83	(158)	419
Other expense	(42)	(1)	(58)	(4)

Total other (expense) income	(101)	—	(553)	218

(Loss) income before income taxes	(3,153)	(1,305)	(6,262)	161
Income tax expense	(17)	(14)	(48)	(41)

Net (loss) income	$(3,170)	$(1,319)	$(6,310)	$120

Net (loss) income per common share:
Basic	$(0.07)	$(0.04)	$(0.16)	$0.00
Diluted	$(0.07)	$(0.04)	$(0.16)	$0.00
Weighted average common shares outstanding:
Basic	43,836	35,069	39,238	34,951
Diluted	43,836	35,069	39,238	35,912

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY—(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2010	35,714	$3	$84,474	$(65,775)	$18,702
Issuance of common stock, net of issuance costs	7,188	—	23,633	—	23,633
Common stock issued for options and warrants exercised	454	1	1,283	—	1,284
Common stock issued under the employee stock purchase plan	57	—	164	—	164
Issuance of restricted stock for services	18	—	67	—	67
Stock-based compensation	—	—	1,100	—	1,100
Net loss	—	—	—	(6,310)	(6,310)

Balance at September 30, 2011	43,431	$4	$110,721	$(72,085)	$38,640

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(6,310)	$120
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	2,667	2,257
Amortization of software development costs	2,135	1,267
Amortization of intangible assets	409	425
Amortization of note financing costs	48	72
Interest accretion	13	5
Stock-based compensation	1,167	1,015
Change in fair value of warrants	158	(419)
Loss on disposal of property and equipment	69	8
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,018)	(828)
Other current assets	(552)	(356)
Other non-current assets	(55)	110
Trade accounts payable	(1,189)	717
Accrued liabilities	(614)	(204)
Accrued commissions	175	(141)
Deferred rent	(66)	(33)
Deferred revenue	525	(248)

Net cash (used in) provided by operating activities	(3,438)	3,767

Cash flows from investing activities:
Contingent purchase price payments	(135)	(353)
Redemption of auction rate preferred securities	—	125
Payments made for deposits	(22)	—
Proceeds from deposits	105	—
Capitalized software development costs	(3,497)	(2,584)
Purchases of property and equipment	(3,672)	(627)

Net cash used in investing activities	(7,221)	(3,439)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	880	645
Proceeds from sale of stock under employee stock purchase plan	164	—
Proceeds from issuance of common stock, net of issuance costs	23,865	—
Offering costs payments	(32)	—
Borrowings under the revolving credit notes	10,230	16,000
Payments under the revolving credit notes	(15,000)	(17,500)
Principal payments on long-term debt and capital leases	(1,709)	(1,438)

Net cash provided by (used in) financing activities	18,398	(2,293)

Net increase (decrease) in cash and cash equivalents	7,739	(1,965)
Cash and cash equivalents at beginning of period	10,321	10,852

Cash and cash equivalents at end of period	$18,060	$8,887

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$765	$8
Contingent purchase price payments included in accounts payable	$—	$63
Property and equipment and other assets financed through capital leases	$3,257	$1,067
Cashless exercise of warrants	$404	$—
Equity issuance costs included in accrued liabilities	$200	$—

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2010 Annual Report on Form 10-K, filed with the SEC on March 11, 2011.

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

In June 2011, the FASB issued new guidance, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. The guidance will be effective beginning after December 15, 2011. We have determined that the adoption of the guidance will not have a material effect on our operating results or financial position.

In September 2011, the FASB issued new guidance on the annual testing of goodwill for impairment. The guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for us for the year ending December 31, 2012, with early adoption permitted. We have determined that the adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(3,170)	$(1,319)	$(6,310)	$120

Denominator:
Basic weighted average shares outstanding	43,836	35,069	39,238	34,951
Effect of dilutive securities:
Stock warrants	—	—	—	186
Stock options	—	—	—	368
Restricted stock units	—	—	—	407

Diluted weighted average shares outstanding	43,836	35,069	39,238	35,912

Net (loss) income per common share:
Basic	$(0.07)	$(0.04)	$(0.16)	$0.00
Diluted	$(0.07)	$(0.04)	$(0.16)	$0.00

As a result of incurring a net loss for the three and nine month periods ended September 30, 2011, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 5.6 million shares of common stock at September 30, 2011.

Potentially dilutive securities representing approximately 2.6 million shares of common stock at September 30, 2010 were excluded from the computation of diluted earnings per common share for the nine months ended September 30, 2010 because their effect would have been anti-dilutive. As a result of incurring a net loss for the three months ended September 30, 2010, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.

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

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine month periods ended September 30, 2011.

The following tables set forth the financial liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis.

No liabilities were measured at fair value on a recurring basis at September 30, 2011. Liabilities measured at fair value on a recurring basis consisted of the following at December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Fair value at December 31, 2010
Liabilities:
Warrants	$—	$—	$246	$246

Recurring Level 3 Activity

The tables below provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

There were no items categorized as Level 3 for the three months ended September 30, 2011. The following table presents the activity for items measured at fair value on recurring basis categorized as Level 3 for the three months ended September 30, 2010 (in thousands):

Warrants
Balance at June 30, 2010	$(160)
Total change in fair value	83
Total redemptions	—

Balance at September 30, 2010	$(77)

The following table presents the activity for items measured at fair value on recurring basis categorized as Level 3 for the nine months ended September 30, 2011 and 2010 (in thousands):

	Auction Rate Preferred Securities	Warrants
Balance at December 31, 2009	$125	$(496)
Total change in fair value	—	419
Total redemptions	(125)	—

Balance at September 30, 2010	$—	$(77)

Balance at December 31, 2010	$—	(246)
Total change in fair value		(158)
Total redemptions	—	404

Balance at September 30, 2011	$—	$—

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

Warrants

We had issued 385,000 warrants, which were exercised in May 2011, with provisions that protected holders from a decline in the stock price instrument if we issued equity shares for a price that was lower than the exercise price of those instruments or issue new warrants or convertible instruments that had a lower exercise price. In accordance with accounting guidance, these warrants were recognized as liabilities and recorded at fair value on each reporting date. We measured the estimated fair value of these warrants as of date of exercise, May 5, 2011, and recorded a $158,000 loss during the nine months ended September 30, 2011 to record the liabilities associated with these warrants at their estimated fair value totaling $404,000 as of the date of exercise as compared to their estimated fair value of $246,000 at December 31, 2010. The estimated fair value of these securities on the date of exercise was the difference between the stock price on the date of exercise and the warrants’ exercise price. The estimated fair value of the securities was calculated using a Black-Scholes valuation model, which approximated a lattice valuation model, at December 31, 2010. The assumptions used in the Black-Scholes model at December 31, 2010 were as follows: a volatility rate of 41%, a risk-free interest rate of 0.19%, an expected life of 0.39 years and no dividend yield.

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

NOTE 5. GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 consisted of the following (in thousands):

Balance as of December 31, 2010	$4,073
Goodwill adjustment	13

Balance as of September 30, 2011	$4,086

The goodwill adjustment of $13,000 in the first three quarters of 2011 was a result of contingent purchase price payments related to acquisitions in previous years. Goodwill from acquisitions is attributable to the Software segment.

Intangible assets consisted of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	assets	amortization	assets, net	assets	amortization	assets, net
Customer lists acquired	$16,495	$16,208	$287	$16,495	$16,161	$334
Technology and patents	10,231	9,866	365	10,231	9,563	668
Trade names and trade marks	1,194	371	823	1,194	312	882
Domain name	54	—	54	54	—	54

Total intangible assets	$27,974	$26,445	$1,529	$27,974	$26,036	$1,938

We recorded amortization expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Amortization expense	$135	$139	$409	$425

Based on the recorded intangibles at September 30, 2011, estimated amortization expense is expected to be $136,000 during the remainder of 2011, $238,000 in 2012, $210,000 in 2013, $210,000 in 2014, $140,000 in 2015 and $541,000 thereafter.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued payphone and carrier charges	$303	$222
Accrued payroll and other compensation	1,137	1,204
Accrued professional fees	17	284
Current portion of deferred rent	140	112
Other	328	257

Total accrued liabilities	$1,925	$2,079

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $10.2 million from our revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and paid down $15.0 million on the Revolving Credit Agreement during the nine months ended September 30, 2011. The outstanding balance for our Revolving Credit Agreement at September 30, 2011 was $2.5 million, which was paid in October 2011 using the term loan proceeds discussed in Note 13. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2013.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum liquidity position and minimum quarterly EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance, which were established by amendment to the Revolving Credit Agreement in June 2011. As of September 30, 2011, the minimum liquidity position and minimum quarterly EBITDA covenant requires that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.0 million, calculated as of the last day of each calendar quarter, is required. Based on our projections, we believe we will maintain compliance with our loan covenants through 2011, however if future operating results are less favorable than currently anticipated, we may need to seek further amendments to modify its loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. The minimum working capital covenant requires minimum working capital of $1.0 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75% of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement at September 30, 2011.

We had $2.6 million of capital lease obligations at September 30, 2011 related to equipment leasing facilities entered into during prior years. During the nine months ended September 30, 2011, we extended one of the capital leases an additional 12 months and paid $115,000 to the lessor so that the Company will receive title to the property leased upon final payment of the extended lease in April 2012. The capital lease obligation related to the extension was $119,000 at September 30, 2011.

In March 2011, we entered into an equipment leasing facility commitment with Zions. Under the terms of the leasing facility commitment, Zions has agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%. We had $1.7 million of capital lease obligations related to this leasing facility at September 30, 2011.

NOTE 8. CAPITAL TRANSACTIONS

In June 2011, we sold 7.2 million shares of common stock at $3.32 per share for a total of $23.9 million to a single investor. Net proceeds of the offering, after expenses of $232,000, were $23.6 million.

In July 2010, we entered into a consulting agreement with a third party to provide investor relations services, which was subsequently amended in August 2010. Under the agreement, we agreed to issue as partial consideration for services a total of 36,000 shares of our common stock, earned monthly in arrears in equal monthly installments during the 18-month period commencing July 1, 2010. We issued 18,000 shares of common stock valued at $67,000 to this third party during the nine months ended September 30, 2011, pursuant to the consulting agreement.

We received proceeds of $880,000 from the exercise of 352,000 options during the nine months ended September 30, 2011. We issued 102,000 shares of common stock from the cashless exercise of 385,000 warrants during the nine months ended September 30, 2011. We issued 57,000 shares of common stock for proceeds of $164,000 under the employee stock purchase plan to eligible employees during the nine months ended September 30, 2011.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In May 2009, the Company was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College allege that (1) the Company made intentional and/or negligent misrepresentations in connection with the sale of the Company’s services from Insidesales.com, Inc., another defendant in the lawsuit, (2) that the Company breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of the Company interfered with prospective economic business relations of California College with respect to enrolling students. California College is seeking damages, in an amount to be proven at trial, in excess of $20 million. Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and us. Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice. In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential. The Company has denied all of the substantive allegations of the complaint and cross-claim and intends to defend the claims vigorously. Management believes the claims against inContact are without merit and no liability has been recorded.

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

We recorded stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Costs of revenue	$74	$64	$183	$166
Selling and marketing	125	50	309	182
Research and development	90	80	169	52
General and administrative	261	245	506	615

Total stock-based compensation expense	$550	$439	$1,167	$1,015

We utilize the Black-Scholes model to determine the estimated fair value for grants of stock options and warrants. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the expected term, expected dividend yield, the risk-free interest rate and the price volatility of the underlying stock. The expected dividend yield is based on our historical dividend rates. Risk-free interest rates are based on U.S. treasury rates. Volatility is based on historical stock prices over a period equal to the estimated life of the award.

The grant date fair value of the restricted stock and restricted stock unit awards was calculated using the closing market price of the Company’s common stock on the grant date, with the compensation expense amortized over the vesting period of the restricted stock awards, net of estimated forfeitures.

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Dividend yield	None	None
Volatility	67%	74%
Risk-free interest rate	1.18%	1.90%
Expected life (years)	3.9	4.0

During the nine months ended September 30, 2011, we granted 1.2 million stock options with exercise prices ranging from $3.10 to $4.95 and a weighted-average fair value of $1.92. During the nine months ended September 30, 2010, we granted 900,000 stock options, principally to our executive officers, with exercise prices ranging from $2.25 to $3.42 and a weighted-average fair value of $1.63.

In July 2011, we granted 58,000 restricted stock units to our Board of Directors valued at $280,000 based on the closing stock price of inContact common stock on the date of grant. In July 2010, we granted 112,000 restricted stock units to our Board of Directors valued at $280,000 based on the average closing stock price of inContact common stock for the five days prior to the date of grant.

As of September 30, 2011, there was $1.8 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.4 years.

NOTE 11. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $63,000 and $58,500 during the nine months ended September 30, 2011 and 2010, respectively, for consulting, marketing and capital raising activities. We owed the Chairman $7,000 at September 30, 2011 and December 31, 2010.

Concurrent with selling 7.2 million shares of common stock to the investor in June 2011 (Note 8), we entered into a commercial agreement with a subsidiary of the investor (“Investor Subsidiary”) whereby the Investor Subsidiary became a world-wide reseller of inContact’s portfolio of cloud-based solutions with minimum revenue purchase commitments of $5.0 million and $10.0 million during 2012 and 2013, respectively. No revenue was recorded during the nine months ended September 30, 2011 related to this agreement. The investor paid $18,000 to be a sponsor at our user conference during the nine months ended September 30, 2011.

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

Operating segment revenues and profitability for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$10,015	$12,137	$22,152	$8,279	$12,002	$20,281
Costs of revenue	4,488	9,049	13,537	3,029	8,444	11,473

Gross profit	5,527	3,088	8,615	5,250	3,558	8,808

Gross margin	55%	25%	39%	63%	30%	43%

Operating expenses:
Direct selling and marketing	5,428	856	6,284	4,001	859	4,860
Direct research and development	1,412	—	1,412	1,343	—	1,343
Indirect	3,193	778	3,971	2,981	929	3,910

Total operating expenses	10,033	1,634	11,667	8,325	1,788	10,113

(Loss) income from operations	$(4,506)	$1,454	$(3,052)	$(3,075)	$1,770	$(1,305)

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Revenue	$28,852	$36,378	$65,230	$24,936	$36,910	$61,846
Costs of revenue	12,071	26,680	38,751	8,706	26,329	35,035

Gross profit	16,781	9,698	26,479	16,230	10,581	26,811

Gross margin	58%	27%	41%	65%	29%	43%

Operating expenses:
Direct selling and marketing	14,248	2,520	16,768	10,528	2,608	13,136
Direct research and development	3,886	—	3,886	3,426	—	3,426
Indirect	9,169	2,365	11,534	7,708	2,598	10,306

Total operating expenses	27,303	4,885	32,188	21,662	5,206	26,868

(Loss) income from operations	$(10,522)	$4,813	$(5,709)	$(5,432)	$5,375	$(57)

NOTE 13. SUBSEQUENT EVENTS

In October 2011, we entered into a term loan agreement (“Term Loan”) with Zions for $2.5 million. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Term Loan is paid monthly in arrears, and principal is paid in 36 equal monthly installments commencing on November 1, 2011. The financial covenants are the same as the Revolving Credit Agreement, except that if at any time the aggregate value of cash, cash equivalents and marketable securities is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.1 million, calculated as of the last day of each calendar quarter, is required. The Term Loan is guaranteed by the Investor Subsidiary described in Note 8.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2010 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission on March 11, 2011.

OVERVIEW

We began in 1997 as a reseller of telecommunications services and have evolved to become a leading provider of end-to-end, cloud-based contact center services and network connectivity. We strive to deliver the most proven solutions quickly and with ease, helping our customers reduce the cost and improve the quality of every user interaction.

In 2005, we began offering cloud-based call center solutions to the call center market. Our dynamic technology platform provides our customers a solution without the costs and complexities of legacy systems. Our proven delivery model provides cost savings and removes the complexities of deploying and maintaining a premised-based solution, while providing flexibility to change with business needs.

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

In June 2011, we sold 7.2 million shares of common stock to Enterprise Network Holdings, Inc., for net proceeds of $23.6 million. Concurrent with selling 7.2 million shares of common stock to Enterprise Network Holdings, we entered into a commercial agreement with its subsidiary, Siemens Enterprise Communications, Inc. (“Siemens”), whereby Siemens became a world-wide reseller of inContact’s portfolio of cloud-based solutions with minimum revenue purchase commitments of $5.0 million and $10.0 million during 2012 and 2013, respectively. We expect expenses to continue to increase in the fourth quarter of 2011 as we increase our capacity to meet requirements for this agreement.

In October 2011, we entered into a Term Loan with Zions for $2.5 million to help finance the acquisition and development of our infrastructure in Europe so that we have the infrastructure to enable Siemens to sell our portfolio of hosted solutions in Europe. Siemens guaranteed the Term Loan.

SOURCES OF REVENUE

We derive our revenues from two major business activities: (1) hosting and support of our inContact suite and associated professional services and (2) reselling telecommunication services. Since 2005, our primary business focus has been on selling and marketing our inContact suite.

Software

Software hosting and support of our inContact suite is provided on a monthly basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact suite experience. Our software services provide remote management and maintenance of our software and customers’ data. Customers access our software services and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our telecommunications and data network is fundamental to our inContact suite and allows us to provide the all-in-one inContact solution.

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

COSTS OF REVENUE AND OPERATING EXPENSES

Costs of Revenue

Costs of revenue consist primarily of payments to third party long distance service providers for resold telecommunication services to our customers. Costs of revenue also include salaries (including stock-based compensation) and related expenses for our software, support and professional services organizations, equipment depreciation relating to our software services, and amortization of acquired intangible assets, amortization of capitalized software development costs, and allocated overhead, such as rent, utilities and depreciation on property and equipment. As a result, overhead expenses are included in costs of revenue and each operating expense category. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services.

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

Research and Development

Research and development expenses consist primarily of the non-capitalized portion of salaries (including stock-based compensation) and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, quality assurance, market research, testing, product management, and allocated overhead. We expect research and development expenses to increase in absolute dollars in the future as we release new features and functionality, expand our content offerings, upgrade and extend our software service offerings and develop new technologies.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010

The following is a tabular presentation of our condensed consolidated operating results for the three months ended September 30, 2011 compared to our condensed consolidated operating results for the three months ended September 30, 2010 (in thousands):

	2011	2010	$ Change	% Change
Revenue	$22,152	$20,281	$1,871	9%
Costs of revenue	13,537	11,473	2,064	18%

Gross profit	8,615	8,808	(193)

Gross margin	39%	43%

Operating expenses:
Selling and marketing	6,641	5,120	1,521	30%
Research and development	1,575	1,503	72	5%
General and administrative	3,451	3,490	(39)	-1%

Total operating expenses	11,667	10,113	1,554

Loss from operations	(3,052)	(1,305)	(1,747)

Other (expense) income	(101)	—	(101)

Loss before income taxes	(3,153)	(1,305)	(1,848)
Income tax expense	(17)	(14)	(3)

Net loss	$(3,170)	$(1,319)	$(1,851)

Revenue

Total revenues increased $1.9 million or 9% to $22.2 million during the three months ended September 30, 2011 compared to revenues of $20.3 million for the same period in 2010. The increase relates to an increase of $1.7 million in Software segment revenue due to our continued focus on sales and marketing efforts of our all-in-one inContact suite of software services. Telecom segment revenue increased $135,000 as the increase of Telecom revenue associated with our inContact suite customers exceeded the attrition of our Telecom only customers.

Costs of revenue and gross margin

Costs of revenue increased $2.0 million or 18% to $13.5 million during the three months ended September 30, 2011 compared to $11.5 million for the same period in 2010. As a result, our gross margin decreased four percentage points to 39% during the three months ended September 30, 2011 from 43% during the three months ended September 30, 2010. The decrease in gross profit is primarily due to greater professional service and customer service personnel costs as we employ more personnel and more qualified personnel to service larger mid-market and enterprise customers and an increase in amortization of previously capitalized software development costs.

Selling and marketing

Selling and marketing expense increased $1.5 million or 30% to $6.6 million during the three months ended September 30, 2011 from $5.1 million for the same period in 2010. This increase is primarily a result of headcount additions for direct and channel sales employees and our marketing efforts to create increased awareness of our products and services as well as increased lead generation for our Software segment.

Research and development

Research and development expense increased $72,000 or 5% to $1.6 million during the three months ended September 30, 2011 from $1.5 million during the same period in 2010. The increase relates to our efforts to expand our content offerings, upgrade and extend our software service offerings and develop new technologies. In addition, during the three months ended September 30, 2011, we capitalized $1.4 million of costs related to our internally developed software compared to $787,000 during the same period in 2010, due to the expansion of our offerings with our inContact suite of software services.

General and administrative

General and administrative expense remained relatively flat at $3.5 million during the three months ended September 30, 2011 and 2010 due to increased personnel costs incurred to support our international business expansion in 2011 which were offset by a decrease in sales and use tax related to prior years.

Other income (expense)

Other expense increased $101,000 to $101,000 during the three months ended September 30, 2011 from $0 for the same period in 2010. Net interest expense decreased $23,000 for the third quarter of 2011 compared to the comparable period in 2010 due to a lower outstanding balance on our revolving credit agreement in 2011 as compared to 2010 and other expense increased $41,000 for the third quarter of 2011 compared to the comparable period in 2010. During the three months ended September 30, 2010, the change in fair value of our warrant liability was $83,000, which offset interest expense in the prior year, and there was no change in fair value of our warrant liability during the three months ended September 30, 2011 as the associated warrants were no longer outstanding.

Income taxes

Income taxes consist of minimum state income taxes due and remained consistent for the three months ended September 30, 2011 compared to the same period in 2010.

Nine Months Ended September 30, 2011 and 2010

The following is a tabular presentation of our condensed consolidated operating results for the nine months ended September 30, 2011 compared to our condensed consolidated operating results for the nine months ended September 30, 2010 (in thousands):

	2011	2010	$ Change	% Change
Revenue	$65,230	$61,846	$3,384	5%
Costs of revenue	38,751	35,035	3,716	11%

Gross profit	26,479	26,811	(332)

Gross margin	41%	43%

Operating expenses:
Selling and marketing	17,738	13,873	3,865	28%
Research and development	4,347	3,906	441	11%
General and administrative	10,103	9,089	1,014	11%

Total operating expenses	32,188	26,868	5,320

Loss from operations	(5,709)	(57)	(5,652)

Other (expense) income	(553)	218	(771)	-354%

(Loss) income before income taxes	(6,262)	161	(6,423)
Income tax expense	(48)	(41)	(7)

Net (loss) income	$(6,310)	$120	$(6,430)

Revenue

Total revenues increased $3.3 million or 5% to $65.2 million during the nine months ended September 30, 2011 compared to revenues of $61.9 million for the same period in 2010. The increase relates to an increase of $3.9 million in Software segment revenue due to our continued focus on sales and marketing efforts of our all-in-one inContact suite of software services. This increase is offset by a decrease of $500,000 in Telecom segment revenue due to expected attrition of our telecom-only customers.

Costs of revenue and gross margin

Costs of revenue increased $3.7 million or 11% to $38.7 million during the nine months ended September 30, 2011 compared to $35.0 million for the same period in 2010. As a result, our gross margin decreased two percentage points to 41% during the nine months ended September 30, 2011 from 43% during the nine months ended September 30, 2010. The decrease in gross profit is primarily due to greater professional service and customer service personnel costs as we employ more personnel and more qualified personnel to service larger mid-market and enterprise customers, greater direct Telecom costs attributable to international infrastructure and call traffic and an increase in amortization of previously capitalized software development costs.

Selling and marketing

Selling and marketing expense increased $3.8 million or 28% to $17.7 million during the nine months ended September 30, 2011 from $13.9 million for the same period in 2010. This increase is primarily a result of headcount additions for direct and channel sales employees and our marketing efforts to create increased awareness of our products and services, including increased lead generation for our Software segment.

Research and development

Research and development expense increased $441,000 or 11% to $4.3 million during the nine months ended September 30, 2011 from $3.9 million for the same period in 2010. The increase relates to our efforts to expand our content offerings, upgrade and extend our software service offerings and develop new technologies. In addition, during the nine months ended September 30, 2011, we capitalized $3.5 million of costs related to our internally developed software compared to $2.6 million during the same period in 2010, due to the expansion of our offerings with our inContact suite of software services.

General and administrative

General and administrative expense increased $1.0 million or 11% to $10.1 million during the nine months ended September 30, 2011 compared to $9.1 million for the same period in 2010. The increase is primarily due to increased personnel costs incurred to support our international business expansion and a one-time expense of $330,000 related to personnel costs.

Other (expense) income

Other (expense) income decreased $771,000 to a net other expense of $553,000 during the nine months ended September 30, 2011 from a net other income of $218,000 for the same period in 2010. Net interest expense increased $140,000 for the nine months ended September 30, 2011 compared to the comparable period in 2010 due to a higher average outstanding balance on our revolving credit agreement in the first nine months of 2011 as compared to the same period in 2010. The remaining decrease is primarily due to the change in fair value of our warrant liability. During the nine months ended September 30, 2011, the change in fair value of the warrants increased $158,000 compared to a decrease in the change in fair value of the warrants of $419,000 during the nine months ended September 30, 2010.

Income taxes

Income taxes consist of minimum state income taxes due and remained consistent for the nine months ended September 30, 2011 compared to the same period in 2010.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$10,015	$8,279	$1,736	21%	$28,852	$24,936	$3,916	16%
Costs of revenue	4,488	3,029	1,459	48%	12,071	8,706	3,365	39%

Gross profit	5,527	5,250			16,781	16,230

Gross margin	55%	63%			58%	65%

Operating expenses:
Direct selling and marketing	5,428	4,001	1,427	36%	14,248	10,528	3,720	35%
Direct research and development	1,412	1,343	69	5%	3,886	3,426	460	13%
Indirect	3,193	2,981	212	7%	9,169	7,708	1,461	19%

Loss from operations	$(4,506)	$(3,075)			$(10,522)	$(5,432)

Three Months Ended September 30, 2011 and 2010

The Software segment revenue increased by $1.7 million or 21% to $10.0 million during the three months ended September 30, 2011 from $8.3 million for the same period in 2010. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of software services in the market. Software segment revenue includes revenue from professional services of $529,000 for the third quarter of 2011 compared to $359,000 for the third quarter of 2010.

Gross margin decreased eight percentage points to 55% in 2011 compared to 63% in 2010. The decrease in gross margin is primarily attributable to an increase in amortization of previously capitalized software development costs and greater professional service and customer service personnel costs as we employ more personnel and more qualified personnel to service larger mid-market and enterprise customers.

Direct selling and marketing expenses in the Software segment increased $1.4 million or 36% to $5.4 million during the three months ended September 30, 2011 compared to $4.0 million for the same period in 2010. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the software services provided in the Software segment by investing in research and development. During the three months ended September 30, 2011, we incurred $1.4 million in direct research and development costs compared to $1.3 million for the same period in 2010 and have capitalized an additional $1.4 million of costs incurred during the three months ended September 30, 2011 related to our internally developed software compared to $787,000 for the same period in 2010. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $212,000 or 7% to $3.2 million during the three months ended September 30, 2011 from $3.0 million for the same period in 2010 due to more indirect costs being allocated to the Software segment with the continued shift in revenue mix from the Telecom segment to the Software segment and the overall increase in indirect expenses.

Nine Months Ended September 30, 2011 and 2010

The Software segment revenue increased by $3.9 million or 16% to $28.9 million during the nine months ended September 30, 2011 from $25.0 million for the same period in 2010. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact suite of software services in the market. Software segment revenue includes revenue from professional services of $1.5 million for the nine months ended September 30, 2011 compared to $1.2 million for the same period in 2010.

Gross margin decreased seven percentage points to 58% in 2011 compared to 65% in 2010. The decrease in gross margin is primarily attributable to an increase in amortization of previously capitalized software development costs and greater professional service and customer service personnel costs as we employ more personnel and more qualified personnel to service larger mid-market and enterprise customers.

Direct selling and marketing expenses in the Software segment increased $3.7 million or 35% to $14.2 million during the nine months ended September 30, 2011 compared to $10.5 million for the same period in 2010. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the software services provided in the Software segment by investing in research and development. During the nine months ended September 30, 2011, we incurred $3.9 million in direct research and development costs compared to $3.4 million during the same period in 2010 and have capitalized an additional $3.5 million of costs incurred during the nine months ended September 30, 2011 related to our internally developed software compared to $2.6 million during the nine months ended September 30, 2010. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $1.5 million or 19% to $9.2 million during the nine months ended September 30, 2011 from $7.7 million for the same period in 2010 due to more indirect costs being allocated to the Software segment with the continued shift in revenue mix from the Telecom segment to the Software segment and the overall increase in indirect expenses.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$12,137	$12,002	$135	1%	$36,378	$36,910	$(532)	-1%
Costs of revenue	9,049	8,444	605	7%	26,680	26,329	351	1%

Gross profit	3,088	3,558			9,698	10,581

Gross margin	25%	30%			27%	29%

Operating expenses:
Direct selling and marketing	856	859	(3)	0%	2,520	2,608	(88)	-3%
Direct research and development	—	—			—	—
Indirect	778	929	(151)	-16%	2,365	2,598	(233)	-9%

Income from operations	$1,454	$1,770			$4,813	$5,375

Three Months Ended September 30, 2011 and 2010

Telecom segment revenue increased $135,000 or 1% to $12.1 million during the three months ended September 30, 2011 compared to $12.0 million for the same period in 2010 due to the increase of Telecom revenue associated with our inContact suite customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased 7% due to higher direct Telecom costs attributable to international infrastructure and call traffic. Selling and marketing expenses remained constant due to lower third-party commissions associated with the attrition of our Telecom only customers offset by increased commissions for Telecom revenue associated with our inContact suite customers. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment decreased during the three months ended September 30, 2011 compared to the same period in 2010 due to more indirect costs being allocated to the Software segment.

Nine Months Ended September 30, 2011 and 2010

Overall Telecom segment revenue decreased $532,000 or 1% to $36.4 million during the nine months ended September 30, 2011 from $36.9 million for the same period in 2010. This decrease is due to the attrition of our telecom-only customers in the first quarter of 2011 exceeding the increase of Telecom revenue associated with our inContact suite customers. In the second and third quarters of 2011, Telecom revenue associated with our inContact suite customer offset the attrition of our Telecom only customers. Our costs of revenue increased 1% due to higher direct Telecom costs attributable to international infrastructure and call traffic. Selling and marketing expenses decreased $88,000 or 3% during the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to a decrease in commissions as a result of decreased revenue. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased $233,000 or 9% during the nine months ended September 30, 2011 compared to the same period in 2010. The decrease in indirect expenses is primarily due to more indirect costs being allocated to the Software segment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit agreement, which expires in July 2013. At September 30, 2011, we had $18.1 million of cash and cash equivalents and $6.0 million of borrowings available under our revolving credit agreement. The balance of our revolving credit agreement at September 30, 2011 was $2.5 million. The outstanding balance of our revolving credit agreement ranged from $0.0 million to $8.5 million during the nine months ended September 30, 2011 and we paid the outstanding balance of $2.5 million in October 2011 from the $2.5 million Term Loan proceeds received in October 2011. We borrowed the $2.5 million from the revolving credit agreement in September 2011 to pay for equipment purchases to develop our infrastructure in Europe until we could close the $2.5 million Term Loan in October 2011, which we entered into for the purpose of purchasing equipment for Europe. Prior to borrowing $2.5 million in September 2011, we had not utilized our revolving credit agreement during the three months ended September 30, 2011.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum liquidity position and minimum quarterly EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance, which were established by amendment to the Revolving Credit Agreement in June 2011. As of September 30, 2011, the minimum liquidity position and minimum quarterly EBITDA covenant requires that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.0 million, calculated as of the last day of each calendar quarter, is required. Based on our projections, we believe we will maintain compliance with our loan covenants through 2011, however if future operating results are less favorable than currently anticipated, we may need to seek further amendments to modify our loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. The minimum working capital covenant requires minimum working capital of $1.0 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75% of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended September 30, 2011.

In October 2011, we entered into a Term Loan with Zions for $2.5 million to help finance the acquisition and development of our infrastructure in Europe so that we have the infrastructure to enable Siemens to sell our portfolio of hosted solutions in Europe. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Term Loan is paid monthly in arrears, and principal is paid in 36 equal monthly installments commencing on November 1, 2011. The financial covenants are the same as the Revolving Credit Agreement, except that if at any time the aggregate value of cash, cash equivalents and marketable securities is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.1 million, calculated as of the last day of each calendar quarter, is required. The Term Loan is guaranteed by Siemens.

In June 2011, we sold 7.2 million shares of common stock at $3.32 per share to Enterprise Network Holdings for net proceeds of $23.6 million.

We experienced a net loss of $6.3 million during the nine months ended September 30, 2011. Significant non-cash expenses affecting operations during the nine months ended September 30, 2011 were $5.2 million of depreciation and amortization, $1.2 million of stock-based compensation and a non-cash loss of $158,000 related to the change in the fair value of certain warrants. The non-cash expenses were offset by an increase in accounts receivable and a decrease in accounts payable resulting in $3.4 million of cash being used in our operating activities during the nine months ended September 30, 2011.

In March 2011, we entered into an equipment leasing facility commitment with Zions. Under the terms of the leasing facility commitment, Zions has agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%. We had utilized $1.7 million of the leasing facility at September 30, 2011.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash, our revolving credit facility, term loan and our equipment leasing facility to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our revolving credit note, term loan and available borrowings under our equipment leasing facility will be sufficient to meet our cash requirements during at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

During the nine months ended September 30, 2011, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part I, Item 3 of our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011. That discussion pertains to a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. We are advised that in October 2011, California College reached a settlement with Insidesales.com, the other principal defendant in the lawsuit, the terms of which have not been disclosed and remain confidential.

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

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, Inc.

Date: November 4, 2011	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: November 4, 2011	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer