Form 10-K
period 2011-12-31
inContact, Inc.
filed 2012-03-09
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

Or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 1-33762

inContact, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0528557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7730 S. Union Park Avenue, Suite 500, Salt Lake City, Utah 84047

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $160,479,543.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of February 21, 2012 was 43,695,967.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2011. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.inContact.com as soon as reasonably practicable after electronically filing such materials with the SEC. They may also be obtained by writing to inContact, Inc., 7730 S. Union Park Avenue, Suite 500, Salt Lake City, Utah 84047. In addition, copies of these reports may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330. Our common stock trades on The NASDAQ Capital Market under the symbol “SAAS.”

PART I

ITEM 1.	BUSINESS

Overview

What We Do

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) began in 1997 as a reseller of telecommunications services and has evolved to become a leading provider of cloud-based contact center solutions. “Cloud-based” is a term used to refer to on-demand computing, data storage and delivery of technology services through the Internet (“Cloud”), which includes software-as-a-service (“SaaS”). inContact helps contact centers around the world create effective customer experiences through its powerful portfolio of cloud-based contact center call routing, self-service and agent optimization solutions. The Company’s services and solutions enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction, create new pathways to profit and ensure ongoing customer-centric business improvement and growth.

We began offering cloud-based contact center solutions to the contact center market in 2005. Our dynamic technology platform provides our customers a solution without the costs and complexities of premise-based systems. Our proven delivery model provides compelling cost savings by removing the complexities of deploying and maintaining a premise-based solution, while providing flexibility to change with business needs.

Developments in 2011

Our primary financial objective is to generate recurring cloud-based software revenue from sustainable sources by investing in various cloud-based software growth initiatives, as we believe we are in the early stages of a large, long-term market. In the past, we have grown that business through our direct sales initiatives and referral partner arrangements. We added a new sales channel in 2011. In June 2011, we entered into our first reseller agreement for our cloud-based contact center solutions with Siemens Enterprise Communications (“Siemens”). Siemens is a world-wide distributor/reseller of our portfolio of cloud-based software solutions, which includes the exclusive right to sell our solutions in Europe (including Russia), Middle East, and Africa (“EMEA”). In November 2011, we entered into a North America reseller agreement with Verizon Business Communications (“Verizon”). Our new opportunity in 2011 is to leverage the marketing and sales capacity of these large enterprises selling to call center owners and operators to substantially increase our business in North America and establish our business overseas – all of which we believe will generate significant growth in our recurring cloud-based software revenue.

This new opportunity means we must invest in the infrastructure required to deliver our cloud-based software to new enterprise and international customers and increase our customer service and support capacity. We began making that investment in 2011, and were able to fund our expenditures in 2011, as well as expected expenditures in 2012, with the $23.6 million we raised from the sale of 7.2 million shares of common stock to a parent company of Siemens. Even so, the investment we made increased our cost of services and other operating expenses in 2011, which adversely affected our margins and results of operations. Our ability to recoup that investment depends on how successful our reseller strategy is in 2012 and beyond, but we are able to mitigate the risk associated with future realization of sales by obtaining minimum purchase commitments from Siemens to generate $5.0 million of net software revenue in 2012 and $10.0 million in 2013.

Products and Services

The inContact Cloud Portfolio

The inContact portfolio consists of the following integrated solutions:

•

inContact ACD™: The goal of an Automatic Call Distributor (“ACD”) is to get callers to the right agent as quickly as possible. inContact provides advanced contact handling and routing functionality along with the management services required for our customers to monitor and manage the process. The inContact ACD includes skills-based routing, universal contact queues, automatic call back, and inbound/outbound call blending. Dynamic connections with the database enhance the call routing even further by leveraging real-time data for routing decisions to improve the caller experience. inContact ACD is also capable of aggregating multiple contact center sites into a single entity for improved management and reporting of large, complex contact center operations.

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

•

inContact ECHO®: inContact ECHO gathers the opinion of the user and presents the analysis of the feedback directly to supervisors and agents to identify gaps in service and processes. Most companies try to gather user feedback, but many find it difficult to translate user opinion into meaningful data that promotes better service delivery. inContact ECHO is an essential component of the portfolio to close the loop between offering service and evaluating the results of the service for continuous improvement.

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

•

inContact eLearning™: inContact eLearning provides targeted, prioritized training, communications and testing directly to the agent’s desktop during dips in call volumes. Our customers experience reduced call escalations and minimized cost per call with better trained agents.

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

•

Professional Services: We offer professional support services from contact center experts who help customers establish, set up and optimize their contact centers for user satisfaction and revenue optimization. Our contact center experts assist customers in customizing detailed call routing and call distribution mapping to ensure calls are routed in the most effective and efficient manner possible using the inContact portfolio of services to their maximum potential needed by each unique contact center.

The Power of the Cloud Model

The cloud model enables subscribers to access a wide variety of application services that are developed specifically for delivery over the Internet on an as-needed basis. Purchasing cloud-based applications offers advantages to businesses over traditional software licensing and delivery models, including the following:

•	Operational expense rather than a capital expense;

•	Overlay existing infrastructure without additional investment;

•	Low up-front expenditure reduces risk and is especially appealing in a challenging economic climate;

•	Remove complexity of day-to-day management;

•	Ability to use at-home agents or multi-site workforces because the software is delivered over the Internet and can be accessed from any location;

•	Continued access to state-of-the-art technology and avoidance of technology lock-in with no need to install and manage third-party hardware and software in-house;

•	Ability to scale as business needs change; and

•	Instant built-in scalability, redundancy, security, hosting and IT expertise.

This type of lower cost subscription service is particularly attractive for start-up companies and medium-sized businesses. However, the model also is becoming increasingly appealing to larger organizations as they seek to reduce significant hardware and software expenses, while maintaining or improving contact center functionality and capacity.

For companies selling software application services under the cloud-based model, such as inContact, sales generally result in lower initial revenues than traditional software licensing and delivery models. However, because customers generally subscribe to this kind of product for a period of time, future revenues are more predictable than traditional software sales models where license revenue may be recognized in the quarter when signed. As a result of our use of the cloud model, we depend on monthly recurring revenues from our customers, which provide us with a much more predictable and stable revenue stream than if we sold our inContact platform as a premise-based product.

Telecom Products and Services

Our telecommunications network is the backbone of the inContact platform as our customers’ calls are routed across our carrier-grade network. Our ability to provide telecommunications connectivity as well as cloud software services create a strong competitive advantage for those customers who are looking for a single source supplier for both these services.

As a domestic and international long distance reseller and aggregator, we contract with a number of third party long distance service providers for the right to resell telecommunication services to our customers. Our primary providers are Qwest, Verizon and Global Crossing. The variety of traditional telecommunication services we offer enables our customers to: (1) buy most of the telecommunications services they need from one source, (2) combine those services into a customized package including our all-in-one, contact center solution,

(3) receive one bill for those services, (4) call us at a single point of contact if service problems or billing issues arise, and (5) depend on our professional team of employees to manage their network and contact center solution, end-to-end, so our customers can focus on their business operations.

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

We maintain a contact center in Salt Lake City, Utah for receiving customer service and billing inquiries. Our customer service personnel are available during extended business hours and also provide emergency service 24 hours a day, seven days a week. We place a high priority on customer service since we believe it is a primary factor in acquiring and retaining customers.

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

Our strategy is to deploy an all-in-one contact management solution that is scalable to the business’s call traffic, enables a distributed workforce, improves worker productivity, offers the features found in the high-end hardware and software solutions, and is affordable to contact centers of all sizes.

In today’s challenging economy, the preferred practice of our prospective customers is to use outsourced services paid for as used over standard periods, rather than incurring large upfront capital expenditures that use working capital that is recovered over long periods of use.

We feel that the cloud delivery model is growing in acceptance, and the market is poised for ongoing growth. We believe inContact continues to be the only cloud-based provider to the contact center market that offers both telecommunications services with contact handling and workforce optimization solutions. We believe the trend in the mid-size and enterprise contact center market is for companies to prefer purchasing all-in-one solutions over purchasing multiple point solutions. These companies are looking for software available in a portfolio that they believe will save money, reduce implementation and integration complexity, and allow them to focus on dealing with one vendor.

Sales and Marketing

Marketing continues to be a strategic growth engine for inContact. In 2011, we continued our targeted marketing activities to accelerate sales growth. We are driving demand for our services through the following key strategies:

•	Build a strong consistent, recognizable brand across the contact center industry and consistently promote and communicate our value proposition;

•	Develop customer references to support the story;

•	Expand our PR presence and extend our relationships with key industry analysts;

•	Leverage social media;

•	Increase scale and impact of demand generation programs; and

•	Nurture leads for more effective conversion to qualified opportunities.

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

We maintain a referral partner network comprised primarily of telecommunication agents and adjacent market technology and service providers. These relationships benefit inContact because they introduce us to new sales channels and they add scalability to our sales, implementation, professional services and support operations.

In 2011 and prior years, inContact’s cloud-based software solutions have been sold predominately through our direct sales organization. In June 2011, we established a new sales channel by entering into a reseller agreement with Siemens, whereby Siemens became a world-wide distributor/reseller of our portfolio of hosted solutions. Siemens was granted a non-exclusive right to resell inContact’s cloud-based software solutions and other services globally with an exclusive right to sell the inContact services in EMEA. The initial term of the agreement is between June 14, 2011 and December 31, 2013. Siemens agreed to the following minimum purchase commitments during the term of the Agreement:

$5.0 million in net software revenue for calendar year 2012 with quarterly milestones of 15% for Quarter 1, 20% for Quarter 2, 25% for Quarter 3 and 40% for Quarter 4; and

$10.0 million in net software revenue for calendar year 2013 with quarterly milestones of 15% for Quarter 1, 20% for Quarter 2, 25% for Quarter 3 and 40% for Quarter 4.

If Siemens produces $4.0 million in net software revenue for the fourth quarter of 2013, the agreement can be extended at Siemens’ option for calendar year 2014 with a minimum purchase commitment of $4.0 million per quarter for a total commitment of $16.0 million for 2014.

Siemens has the right to brand or co-brand the portfolio of cloud-based software solutions with Siemens’ trade name or service mark. The relationship will begin with a co-branding solution and we agreed to pursue a full branding solution per a mutually agreeable timeline. inContact agreed to provide sales and marketing material, fund and manage the platform for the portfolio of software solutions in Europe, manage all operational functions of delivering the software solutions, and to support Siemens’ customer and internal support training programs. We believe this reseller agreement will provide additional opportunities, especially in EMEA, for inContact by leveraging Siemens’ sales force to sell our portfolio of hosted solutions.

In October 2011, we entered into another reseller agreement with Verizon. The Verizon reseller agreement has no minimum purchase commitments, but we believe it will allow us to increase market share in North America by leveraging their sales and distribution force to sell our portfolio of cloud-based software solutions.

International

In 2011, we completed the build out of our European network facilities. The European network is identical to our network in the United States and features redundant data centers in Munich and Frankfurt. The new European network facilities will enable inContact to provide multi-national customers with regional access to cloud-based contact center software applications to better serve local needs. These capabilities include regionally-stored calls and contacts, broader language support for speech applications and data handling to comply with European data security regulations.

The Frankfurt and Munich network facilities further enable multi-national customers to take advantage of a true “Follow the Sun” model, where the appropriate contacts are delivered to properly skilled and available agents regardless of geography or time zone. It offers a universal queue, combined with an intelligent contact distribution platform with global reach, to ensure that the contact is always handled by the right agent, providing a consistent customer experience.

Additionally, we expanded our patent-pending voice gateway technology to Europe, the Philippines and Hong Kong. The voice gateway technology facilitates high quality interactions by routing both incoming and outgoing contact center calls through the inContact system within the continent. It eliminates static and voice delay problems frequently experienced by other providers who do not have infrastructure in the region and improves service to existing customers.

We also continued to prudently expand our operations in the Philippines, which provides us with a low cost approach to service mid-market customers.

Technology and Research and Development

Technology

We believe that our cloud-based technology platform enables us to develop functionality and deliver it to customers more efficiently than traditional premise or enterprise software vendors. We do not provide software that must be written to different operating systems, database and hardware platforms, or that is dependent upon a customer’s unique systems environment. Rather, we have optimized our inContact portfolio of cloud-based software solutions to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, usability and functionality of our inContact portfolio drive our technology decisions and product direction.

We build our inContact portfolio as a highly scalable, multi-tenant application written in C#, Microsoft. Net and SQL server. We use commercially available hardware and a combination of proprietary and commercially available software to provide our inContact portfolio. Our core ACD server is commercially available hardware and runs a proprietary software engine. We have other custom-built core services such as voice-stream session management, database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our inContact portfolio.

Our inContact portfolio treats all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our software services across our customer base. In addition, because we do not have to manage many distinct applications with their own custom business logic and database schemas, we believe we can scale our business faster than traditional software vendors, even those that have modified their products to be accessible over the Internet. This allows us to focus the majority of our resources on building new functionality to deliver to our entire customer base rather than on maintaining an infrastructure to support each of their distinct applications.

The infrastructure of our inContact portfolio and VoIP technologies has both system redundancy within the applications as well as geographical redundancy with data centers in Los Angeles, California, Dallas, Texas and Munich and Frankfurt, Germany. Full backups of all our core customer data are performed weekly and differential backups are performed nightly. Transaction log backups take place every 30 minutes. We use secure sockets layer (“SSL”) encryption to protect sensitive areas of our customer information and service-oriented websites. Remote access to our systems is made possible through a 168-bit encrypted Virtual Private Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local computers are scanned for viruses on a real-time basis and report to a central server. We believe our backup, maintenance and security systems are adequate for preserving the delivery of service to our customers and operation of our business without significant outages or interruptions. However, an unforeseen or catastrophic event is always possible and could have a significant impact on our business.

Research and Development

We incurred research and development expenses of $6.4 million in 2011, $5.3 million in 2010 and $4.8 million in 2009 primarily related to the development of our inContact portfolio of cloud-based software solutions. We continue to invest a significant portion of our revenue in research and development to leverage our strategic position as a technology provider. Our research and development efforts are focused on improving the features, functionality and security of our existing service offerings as well as developing new proprietary services. In addition, from time to time, we supplement our internal research and development activities with outside development resources and acquired technology. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based upon a single version of our applications. We are able to upgrade all of our customers at the same time with each release. As a result, we do not have to maintain multiple versions of our applications and are able to maintain relatively low research and development expenses as compared to enterprise or premises software vendors. Another contributor to our advantage is the diverse technical and communications expertise in our research and development group as it is composed of numerous professionals with backgrounds in software, hardware and telecommunications. This group is structured as product-centric teams each of which follows formal development processes for enhancements, new feature developments, release management and quality assurance.

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

We have no issued patents and the majority of our patent applications concern our inContact portfolio platform infrastructure. The following are our registered trademarks in the U.S. and elsewhere:

•	inContact®

•	inTouch®

•	ECHO®

•	inCloud

•	Satisfaction as a Service

We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. The cost to defend or settle these claims can be significant. Any intellectual property claims, regardless of merit, may also require us to seek licenses to that technology. At present, we are not aware of any claims being pursued against us. In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third-party technologies may not continue to be available to us at a reasonable cost or on reasonable commercial terms, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Competition

The majority of market share in the contact center infrastructure market and in the workforce optimization software market is still held by traditional premise-based equipment providers. The premise-based method of selling solutions, via onsite equipment and software, is now being challenged by cloud-based providers. However, market share among the group of cloud-based providers is fragmented and remains small.

We believe that today there is no clear cloud-based contact center market leader. However, according to the DMG Hosted Contact Center Infrastructure Market Report, inContact is the market share leader, based on agent seats1. Because of our diligent efforts over the past several years and our experience with more than 1,000 implementations, we believe we are in a position to capitalize on the market fragmentation and become the clear leader in the cloud-based market for contact center software.

Government Regulation

General

The Telecommunications Act of 1996 vests the Federal Communications Commission (“FCC”) with jurisdiction over interstate telecommunications services, while preserving state and local jurisdiction over many aspects of these services. As a result, telecommunications services are regulated at both the federal and state levels in the United States. In addition, a specific form of Internet-based telephony that interconnects with the Public Switched Telephone Network (“PSTN”) called “interconnected Voice over Internet Protocol” (“I-VoIP”) service is also subject to certain analogous regulations at the federal and, increasingly, state level. More recently, pursuant to statutory requirement, the FCC promulgated regulations extending narrow duties to non-interconnected VoIP service. We believe we are in compliance with the laws and regulations applicable to our business.

The FCC regulates providers of interstate and international long distance services, interstate access, I-VoIP and non-I-VoIP services. Most states exercise jurisdiction over intrastate long distance services and local exchange services. A small, but growing number of states also exercise jurisdiction over I-VoIP services for narrow purposes, such as ensuring collection of state universal service contributions. Significant changes to applicable laws or regulations imposed by the FCC or state regulatory agencies could negatively impact our business, operating results and financial condition.

The following summarizes important, but not all, present and proposed federal and state regulations that could impact our operations. Federal and state regulations are subject to judicial proceedings and to legislative and administrative proposals that could materially affect how we and others in this industry operate. The specific impact, however, cannot be predicted at this time.

Federal Regulation of Internet Telephony and other IP-Enabled Voice Services

VoIP telephony and other forms of IP-enabled communications are increasingly becoming subject to regulation. As a result, certain cost benefits of IP-based services, which we currently take advantage of, may erode.

[1]	2011/2012 Hosted Contact Center Infrastructure Market Report, DMG Consulting LLC, December 2011.

The FCC has not classified all IP-enabled or VoIP communications services as unregulated information services or as regulated telecommunications services. Instead, the FCC has imposed certain legacy telecommunications regulations on I-VoIP services in a piecemeal, ad hoc manner. These regulations include requirements concerning emergency communications (“E911”), telecommunications relay services for hearing-impaired individuals (“TRS”), Customer Propriety Network Information (“CPNI”), and the facilitation of wiretaps and government surveillance under the Communications Assistance for Law Enforcement Act (“CALEA”). In addition, the FCC ruled that I-VoIP providers must contribute to the Federal Universal Service Fund (“USF”) regime.

In October 2010, legislation was signed into law that for the first time subjects providers of non-interconnected VoIP services to government regulation. Specifically, the Twenty-First Century Communications and Video Accessibility Act of 2010 (“CVAA”) required the FCC to adopt various measures to ensure that people with disabilities have access to emerging communications technologies, and to promulgate rules requiring non-interconnected VoIP providers to contribute to the TRS Fund. To implement the CVAA, the FCC adopted rules requiring non-interconnected VoIP service providers to contribute to the TRS Fund on the basis of their interstate end-user revenues. The contribution obligation is limited, and the rules do not affirmatively impose any other regulatory responsibilities on non-interconnected VoIP providers. Because the new rules are narrow and focused, we expect that they will have a minimal cost impact on the Company. But, the CVAA also signals a trend toward expansion of FCC regulations to a broader variety of enhanced communications services.

In addition, the regulatory treatment of IP-based conferencing services is currently under review. In a 2011 decision, the FCC’s Wireline Competition Bureau (“WCB”) denied MeetingOne.com’s request for review of a decision of USF administrator, the Universal Service Administrative Company (“USAC”) concluding that MeetingOne.com’s IP conferencing service is regulated telecommunications; MeetingOne appealed the decision. While the outcome of this appeal remains to be seen, it could have an impact on the regulatory treatment of IP conferencing services, and how our business treats these services.

Based on the nature of our IP-enabled services, we do not believe the FCC decisions to date will have a significant impact on our business, operating results, financial condition or future prospects. Nonetheless, we acknowledge that the regulatory classification of many IP-enabled services remains uncertain, and changes to the regulatory treatment of IP-based communications services could significantly affect our business.

Federal Regulation of Broadband Internet Access Services

In the past, the FCC has maintained a “hands-off” policy with regard to the regulation of Internet access services and adopted a series of decisions that classified broadband Internet access services as unregulated information services. Recently, however, the FCC has relied on its ancillary jurisdiction to regulate broadband Internet access services. In 2010, the FCC adopted the “Open Internet” or “Network Neutrality” rules, which require providers of fixed broadband Internet access services to disclose information regarding their network management practices, performance, and commercial terms. Further, the rules prohibit fixed broadband providers from unreasonably discriminating in their transmission of lawful network traffic and from blocking lawful content, applications, services or non-harmful devices unless such blocking is a part of a provider’s reasonable network management. The Open Internet rules are currently under appeal. We rely on third parties to provide or supply Internet access services and do not operate a broadband network. At this time, we do not believe the Open Internet rules will impact us.

Intercarrier Compensation and Universal Service Reform

As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic pursuant to the FCC’s “intercarrier compensation” rules. In 2011, the FCC adopted reforms to the existing intercarrier compensation regime. The new rules subject VoIP traffic to the FCC’s intercarrier compensation rules. The FCC set the default charge for toll traffic exchanged between a VoIP provider and a local carrier at the interstate access rate. The charge for local traffic exchanged will be the reciprocal compensation rate. We are in the process of undertaking an internal review and implementing measures to comply with the new intercarrier compensation rules. We cannot predict exactly how the new regime will impact our business but expect that it will affect the cost of services provided to our customers, particularly long distance services.

In addition to undertaking intercarrier compensation reform, the FCC is considering comprehensive reforms to its USF regime. The FCC is seeking comment on proposals to expand the scope of USF contributors. For example, the FCC is considering requiring broadband Internet access providers to contribute to the USF. While USF contribution reform is anticipated, no timetable for implementation has been set.

As a regulated service provider, we contribute to the USF. We believe that we are currently in compliance with the FCC’s USF rules. We expect that reform may include an expansion of the range of contributors to include a broader scope of enhanced communications services. While any material changes to the USF contribution system could impact the company’s business, because the Company passes through USF fees on an equitable and non-discriminatory basis to end users, either as a component part of the rate charged for telecommunications services or as a separately invoiced line item, we do not anticipate any material financial impact.

In addition, some states are expanding the base of service providers required to contribute to state universal service funds. Such expansions could impact our business, but we do not expect a material effect on the Company.

Data Protection Regulations

Each company that collects, processes, shares, stores, or disposes of personal data must protect this data with the appropriate security measures. Numerous federal, state and international laws, regulations, and industry standards create requirements and restrictions that affect our corporate or commercial transactions, marketing and business development activities, and interaction with our workforce. We have procedures in place to ensure that we properly comply with all data protection and privacy regulations. To the extent that new regulations are adopted that significantly impact our business, our costs of providing service could increase.

Other General Regulations

The regulatory scheme for competitive telecommunications market will continue to evolve and can be expected to change the competitive environment for communications in general. It is not possible to predict how such evolution and changes will affect, if at all, our business or the industry in general.

Employees

As of December 31, 2011, we employed a total of 412 employees. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Executive Officers of inContact

The executive officers of inContact are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors’ meetings, as appropriate. We have employed each of the executive officers in the position or positions indicated in the list and pertinent notes below.

At December 31, 2011, the following were executive officers of inContact:

Name	Age	Position	Since
Paul Jarman	42	Director and Chief Executive Officer	1997
Gregory S. Ayers	50	Executive Vice President and Chief Financial Officer	2009
Scott Welch	47	Executive Vice President and Chief Operating Officer	2004
Frank Maylett	49	Executive Vice President of Sales	2008
Mariann McDonagh	50	Executive Vice President and Chief Marketing Officer	2010
Sunny Gosain	40	Executive Vice President and Chief Product Officer	2011
Bassam Salem	39	Executive Vice President and Chief Business Officer	2011

Paul Jarman has served as President of inContact since December 2002 and as Chief Executive Officer of inContact since January 2005. Prior to December 2002, he served as an Executive Vice President. Mr. Jarman is one of the original founders of inContact.

Gregory S. Ayers was elected and has served as an Executive Vice President and Chief Financial Officer of inContact since March 2009. Mr. Ayers was a self-employed financial consultant for a year prior to March 2009. Mr. Ayers served as Chief Financial Officer for two years at ZARS Pharma.

Scott Welch was elected Executive Vice President and Chief Operating Officer of inContact in September 2004 and currently serves as Chief Operating Officer and Chief Security Officer. Mr. Welch began his association with inContact in September 2003 as Chief Information Officer. Before joining inContact, Mr. Welch served as Vice President of Information Technology at Access Long Distance.

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

Sunny Gosain was elected as Executive Vice President and Chief Product Officer of inContact in August 2011. Prior to joining inContact, Mr. Gosain was the chief executive responsible for SAAS ERP product line operations for Consana, Inc. from June 2010 to June 2012. Prior to Consona, he was Chief Technology Officer and Chief Information Officer for Compiere, Inc. from March 2007 to June 2010.

Bassam Salem was elected Executive Vice President and Chief Business Officer of inContact in November 2011 and began his association with inContact in March 2010 as Senior Vice President of Professional Services. Prior to joining inContact, Mr. Salem was the Senior Director of Worldwide Client Services at the Omniture business unit of Adobe from March 2005 to March 2010.

Business Segments

We report financial information for our operating segments based on the way that management organizes the segments within the business for making operating decisions and assessing performance. We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our inContact portfolio of software applications plus the associated professional services and setup fees related to the software services product features. The Telecom segment includes all voice and data long distance services provided to customers. Software revenue was 45% of total revenue in 2011, 41% in 2010, and 35% in 2009, and telecommunications revenue was 55% of total revenue in 2011, 59% in 2010, and 65% in 2009. Please see the financial information on our segments presented under Note 15 of the Notes to Consolidated Financial Statements.

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

Our net loss was $9.4 million, $1.1 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Continued losses will diminish the working capital we have available to pursue development of our business. Sales within the Software segment continue to improve, but we have not achieved positive annual operating results and whether inContact will ultimately achieve positive results and cash flow should be considered a substantial risk with respect to our business.

The stability and growth of our revenues depends on our ability to attract and retain on-going customers.

The revenue model for companies selling software services under the cloud-based model, such as inContact, is to attract and retain customers who purchase services under contracts providing for monthly or periodic charges. Our ability to increase and maintain revenue depends substantially on the efficacy of our contact center and call routing solutions and maintaining customer satisfaction. Our failure to deliver services our customers need and want, and to keep our customers satisfied, would adversely affect our results or operations.

Incremental revenue from reseller partners and international sales may not exceed expenditures, which could adversely impact our results of operations.

In 2011, we expended a significant amount of money to develop our infrastructure and international delivery systems to be able to serve new customers we believe will come from the reseller sales channel established in 2011 and to support reseller partners. We expect to make additional expenditures for this purpose in 2012. Future revenue from our reseller arrangements may not be sufficient to cover our investment in infrastructure and facilities or our continuing cost of operating the expanded service capacity, which would have a significant adverse effect on our results of operations.

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

We have a lengthy product sales cycle, which has contributed and may continue to contribute to the variability of quarterly operating results

We have experienced a lengthy initial sales and eventual “turn-up” cycle for our inContact portfolio in our Software segment, averaging approximately five to eight months. The lengthy sales cycle is one of the factors that has caused and may continue to cause our revenues and operating results to vary significantly from quarter to quarter. As our inContact portfolio is relatively new in the marketplace, we must provide a significant amount of education to prospective customers about the use and benefits of our products and services, which can cause potential customers to take many months to make these decisions. The length of the sales cycle can also be affected by other factors over which we have little or no control, including customer budgetary constraints, timing of customer budget cycles, and concerns by the customer about the introduction of new products by us or by our competitors. As a result, sales cycles for customer orders vary substantially from customer to customer. Excessive delay in sales could be significant and adversely affect our business, financial condition or results of operations.

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

It is not possible to predict with any certainty the growth of our business over the next year. Our ability to continue our growth and improve our results of operations will depend on a number of factors, including our ability to promote and gain market acceptance of cloud-based software solutions, to maintain and expand our independent agent network, to fund maintenance and expansion of infrastructure to service our customers, to meet existing and emerging competition, and to maintain sufficient operating margins despite pricing pressures. Furthermore, the growth and development of our business may be harmed if we are unable to adapt and expand our systems, procedures and controls to support and manage our growth. All of these factors indicate there could be fluctuations in our results of operations and volatility in our stock price that could expose an investor to greater risk.

Our operating results may be negatively impacted by the pricing decisions of our competitors and our providers. We may not be able to mitigate this impact with our other services.

Our costs of revenues in our Telecom segment from period to period are affected by the pricing for long distance service we can obtain from the wholesale providers of these services. We must price our services at levels that are competitive, so costs of revenues affect the rates we offer to customers and our resulting revenues. This industry has a history of downward pressure on long distance service rates as a result of competition among providers. To acquire and retain customers, we offer these services at prices that are competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to users, which will reduce revenues. On the other hand, higher prices charged by our providers will increase our costs of revenues and cut into operating results, unless we raise prices to our customers, which may be difficult for us to do if our competitors are not subject to the same upward pricing pressures or choose not to increase prices notwithstanding such pressure. Our strategy is to mitigate the impact of pricing pressure in the Telecom segment by increasing Software segment revenue, which is not subject to these rate changes and has much higher margins. Sales of cloud-based software services still make up a smaller portion of our revenues. We may not be successful in making these cloud-based services a majority of our revenue mix and improve our overall operating margins.

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

Our inContact portfolio of cloud-based software services are provided to customers through a dedicated network of equipment we own connected through leased telecommunications lines with capacity dedicated to us that is based on Internet protocol. Communication initiated by the user is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network because it lowers our cost of providing the service from using traditional transmission methods.

We lease telecommunication lines and space at co-location facilities for our equipment from third-party suppliers, which represents the backbone of our dedicated network. If any of these suppliers is unable or unwilling to provide or expand their current levels of service to us, the services we offer to customers would be adversely affected. We may not be able to obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. Any resulting disruptions in the services we offer that are provided over our dedicated network would likely result in customer dissatisfaction and adversely affect our operations. Furthermore, pricing increases by any of the suppliers we rely on for the dedicated network could adversely affect our results of operations if we are unable to pass pricing increases through to our customers.

If there are interruptions or delays in our services through third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with customers and subject us to liability.

We provide our services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Texas, Utah, Germany, Hong Kong and the Philippines. Our hosting providers do not guarantee that our customers’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our customers to lose access to the services they are purchasing from us. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our customers’ service to their customers. Any interruptions or delays in our services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. This in turn could reduce our revenue, subject us to liability, and cause us to issue credits or pay penalties or cause customers to fail to continue service, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

If the security of our customers’ confidential information contained in our systems or stored by use of our software is breached or otherwise subjected to unauthorized access, our service or our software may be perceived as not being secure and customers may curtail or stop using our service and our solutions.

Our systems and software store and transmit proprietary information and critical data belonging to our customers and their users. Any accidental or willful security breaches or other unauthorized access could expose us to a risk of information loss, litigation and other possible liabilities. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our clients’ data, our relationships with customers and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we and our third-party hosting co-location facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

If outside unfriendly parties succeed in penetrating our network security or otherwise misappropriate our customer information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card or banking information, impersonation or other similar fraud claims, as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in litigation and adverse publicity, which could have an adverse effect on our reputation, business and results of operations. As we continue to gain higher profile customers, the risk that unfriendly parties will attempt and succeed in penetrating our network security also increases.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. We may not be able to obtain any further trademarks, and our pending applications may not result in the issuance of patents or trademarks. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our software products and services may contain undetected errors or defects that may result in product failures, slow response times, or otherwise cause our products to fail to perform in accordance with customer expectations. Because our customers use our products and services for important aspects of their business, any errors or defects in, or other performance problems with, our products and services could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales, or our existing customers could elect to not renew or to delay or withhold payment to us, which could result in an increase in our provision for uncollectible accounts and an increase in collection cycles for accounts receivable. Clients also may make warranty claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a customer may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect. We do not currently maintain any warranty reserves. inContact has had no significant warranty costs in our historical experience.

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

In 2010, we opened up offices outside of the United States and currently have operations, sales personnel or independent consultants in several foreign countries. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our services and any future international expansion efforts will not be successful, which could result in us not meeting our revenue goals. Operating in international markets also requires management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenues or profitability. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These may include:

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

•	Localization of our services, including translation into foreign languages and associated expenses;

•	Dependence on certain third parties to increase customer sales;

•	The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

•	Increased financial accounting and reporting burdens and complexities;

•	Increased risk for international telecom fraud;

•	Political instability abroad, terrorist attacks and security concerns in general; and

•	Reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally.

Regulation of IP telephony services is unclear, so the imposition of significant regulation in the future could adversely affect our operations.

We deliver our inContact portfolio of cloud-based software services and move other long distance service through our VoIP Network. We view government regulation as one of the conditions of the environment within which we conduct business that does impact, and will continue to impact, our business as we endeavor to comply with existing regulation and what may come in the future. At both the federal and state level there are initiatives, proposals, proceedings and investigations pending with respect to telecommunications and the Internet that we describe in some detail above in the “Government Regulation” section of ITEM 1. BUSINESS. This section describes areas where the regulatory landscape could change and significantly impact our business, and you should review that section carefully. Our failure to anticipate, plan for, and comply with new regulation as it comes along on a cost effective basis is a continuing risk of our business that could have a significant adverse effect on our business activity and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2.	PROPERTIES

We lease our principal office space in Salt Lake City, Utah, which is our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities. The space consists of approximately 50,000 square feet and the lease for this office space expires in June 2015, but we have an option to renew the lease for an additional five years at the end of the lease period. We also lease smaller office spaces in California, England and the Philippines. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

The hosting of our equipment and software at co-located third-party facilities is significant to our business and we have entered into agreements with third-party facilities in California, Texas, England, Germany, Hong Kong and the Philippines under multiple agreements that either continue month-to-month or expire between February 2014 and September 2016. We believe that our contracted space for our hardware and software at these facilities is both suitable and adequate for our current development plans and that suitable additional facilities will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. The lawsuit was filed in the Third Judicial District Court for Salt Lake County, Utah, Case No. 090907053. In the lawsuit California College and its affiliates allege that (1) inContact made intentional and/or negligent misrepresentations in connection with the sale of inContact services to California College and California College’s purchase of an outbound call software program from Insidesales.com, Inc, another defendant in the lawsuit, (2) that inContact breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students. On each of the claims for misrepresentation, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. On each of the breach of contract claims pertaining to the inContact service agreement, California College is seeking damages in an amount proven at trial, which amount is not less than $1 million. On the interference in business relations claim, California College is seeking damages in an amount proven at trial, which amount is not less than $20 million. Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that was answered by Insidesales.com and us in February 2010. Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice. In October 2011, California College and Insidesales.com agreed to a settlement of the claims asserted against Insidesales.com, and Insidesales.com was dismissed from the lawsuit. The remaining parties are now pursuing discovery. inContact has denied all of the substantive allegations of the complaint and cross-claim and intends to defend the claims vigorously. Management believes the claims against inContact are without merit and no liability has been recorded.

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

This item does not apply to our business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price, Stockholder Matters, and Unregistered Sales

Our common stock trades on The NASDAQ Capital Market under the symbol “SAAS.” The following table presents the high and low closing sales prices per share of our common stock as reported on The NASDAQ Capital Market for the four calendar quarters of 2011 and 2010:

Calendar Quarter Ended:	High	Low
March 31, 2011	$3.47	$2.98
June 30, 2011	$4.86	$3.25
September 30, 2011	$5.26	$3.38
December 31, 2011	$4.85	$3.01

Calendar Quarter Ended:	High	Low
March 31, 2010	$3.51	$2.65
June 30, 2010	$3.23	$2.42
September 30, 2010	$2.70	$2.12
December 31, 2010	$3.30	$2.24

As of February 21, 2012, we had approximately 2, 961 holders of record of our common stock. Since inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index for the five fiscal years ended December 31, 2011. The stock price information shown on the graph below is not necessarily indicative of future price performance.

Equity Compensation Plan Information

The following table provides information on our compensation plans under which equity securities are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,806,141		$2.83	502,442
Equity compensation plans not approved by security holders	2,415,281	(1)	$3.06	N/A

Total	5,221,422		$2.94	502,442

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the Board of Directors.

Repurchases of Common Stock

There were no repurchases of equity securities by us during the year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2011. The consolidated statements of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of inContact. The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data (in thousands-except per share data):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net revenue	$88,985	$82,155	$84,183	$79,625	$79,482
Net loss	$(9,428)	$(1,056)	$(2,922)	$(10,304)	$(7,537)
Net loss applicable to common stockholders	$(9,428)	$(1,056)	$(2,922)	$(10,304)	$(7,537)
Net loss per share:
Basic and diluted	$(0.23)	$(0.03)	$(0.09)	$(0.33)	$(0.26)
Cash dividends per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data (in thousands):

	As of December 31,
	2011	2010	2009	2008	2007
Total assets	$58,414	$40,585	$38,929	$28,747	$31,368
Long-term obligations	$7,071	$8,973	$9,475	$6,583	$918

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of inContact’s financial condition, cash flows and results of operations. MD& A is organized as follows:

Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Consolidated Results of Operations. This section provides an analysis of our consolidated results of operations for the three years ended December 31, 2011.

Segment Results of Operations. This section provides an analysis of our segment results of operations for the three years ended December 31, 2011.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2011, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2011. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements. This section provides a tabular presentation of our outstanding contractual obligations that existed as of December 31, 2011.

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

Overview

We began in 1997 as a reseller of telecommunications services and have evolved to become a leading provider of end-to-end, cloud-based contact center software services and network connectivity. We strive to deliver the most proven solutions quickly and with ease, helping our customers reduce the cost and improve the quality of every user interaction.

We began offering cloud-based software solutions to the contact center market in 2005. Our dynamic technology platform provides our customers a solution without the costs and complexities of legacy systems. Our proven delivery model provides cost savings and removes the complexities of deploying and maintaining a premised-based solution, while providing flexibility to change with business needs.

We provide software which includes automatic call distribution with skills-based routing, interactive voice response with speech recognition, computer telephony integration capabilities, reporting, workforce optimization, e-learning, contact center agent hiring and customer feedback measurement tools. Taken together, the inContact cloud-based platform creates an integrated solution for contact centers, including those with distributed workforces—either at-home or multi-site.

Recent Developments

Our primary financial objective is to generate recurring cloud-based software revenue from sustainable sources by investing in various cloud-based software growth initiatives, as we believe we are in the early stages of a large, long-term market. In the past, we have grown that business through our direct sales initiatives and referral partner arrangements. We added a new sales channel in 2011. In June 2011, we entered into our first reseller agreement for our cloud-based contact center solutions with Siemens. Siemens is a world-wide distributor/reseller of our portfolio of cloud-based software solutions, which includes the exclusive right to sell our solutions in EMEA. In November 2011, we entered into a North America reseller agreement with Verizon. Our new opportunity in 2011 is to leverage the marketing and sales capacity of these large enterprises selling to call center owners and operators to substantially increase our business in North America and establish our business overseas – all of which we believe will generate significant growth in our recurring cloud-based software revenue.

This new opportunity means we must invest in the infrastructure required to deliver our cloud-based software to new enterprise and international customers and increase our customer service and support capacity. We began making that investment in 2011, and were able to fund our expenditures in 2011, as well as expected expenditures in 2012, with the $23.6 million we raised from the sale of 7.2 million shares of common stock to a parent company of Siemens. Even so, the investment we made increased our cost of services and other operating expenses in 2011, which adversely affected our margins and results of operations. Our ability to recoup that investment depends on how successful our reseller strategy is in 2012 and beyond, but we are able to mitigate the risk associated with future realization of sales by obtaining minimum purchase commitments from Siemens to generate $5.0 million of net software revenue in 2012 and $10.0 million in 2013.

Trends in Our Business

There has been in increase in costs of revenue during 2011 due to greater professional service and customer service personnel costs as we employ more personnel, including higher-paid employees with more developed skill sets to service larger mid-market and enterprise customers, greater direct costs attributable to establishing our international infrastructure and international call traffic, and an increase in amortization of previously capitalized internal use software costs. We expect costs of revenue in absolute dollars to continue to increase, but we expect the costs of revenue as a percentage of sales to decrease as we anticipate an increase in revenue as a result of developing the infrastructure to service more enterprise and international customers, investing in sales and marketing activities, and from the additional sales channel added during 2011 from entering into reseller agreements with Siemens and Verizon.

We experienced an increase in Telecom segment revenue for the first time in several years. The increase is associated with the increase in Telecom revenue from our inContact portfolio customers exceeding lost revenue from attrition of our Telecom only customers. We expect the Telecom revenue from our inContact portfolio customer to continue to exceed the attrition of our Telecom only customers in 2012.

Sources of Revenue

We derive our revenues from two major business activities: (1) delivery and support of our inContact portfolio of software services and associated professional services and (2) reselling telecommunication services. Our primary business focus is marketing and selling our inContact portfolio.

Software

Software delivery and support of our inContact portfolio is provided on a monthly recurring subscription basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact portfolio experience. Customers access

“cloud-based” software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our telecommunications and data network is fundamental to our inContact portfolio and allows us to provide the all-in-one inContact solution.

Telecom

We continue to derive revenue from traditional telecommunications services such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Revenue for transactional long distance usage is derived based on user specific rate plans and the user’s call usage and is recognized in the period the call is initiated. Users are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

Costs of Revenue and Operating Expenses

Costs of Revenue

Costs of revenue consist primarily of payments to third party long distance service providers for resold telecommunication services to our customers. Costs of revenue also include salaries (including stock-based compensation) and related expenses for our software services delivery, support and professional services organizations, equipment depreciation relating to our services, amortization of acquired intangible assets, amortization of capitalized internal use software development costs, and allocated overhead, such as rent, utilities and depreciation on property and equipment. As a result, overhead expenses are included in costs of revenue and each operating expense category. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services. We anticipate that we will incur additional costs for long distance service providers, hosting, support, employee salaries and related expenses, to support delivery of our software solutions in the future.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries (including stock-based compensation) and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, expenses, travel costs and allocated overhead. Since our Software segment revenue is delivered and therefore recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of the corresponding revenue. We believe it is important to continue investing in selling and marketing to create brand awareness and lead generation opportunities, to increase market share and to support the resellers added in 2011. Accordingly, we expect selling and marketing expenses to increase in absolute dollars as we continue to support growth initiatives.

Research and Development

Research and development expenses consist primarily of the non-capitalized portion of salary (including stock-based compensation) and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, quality assurance, market research, testing, product management and allocated overhead. We expect research and development expenses to increase in absolute dollars in the future as we intend to release new features and functionality on a frequent basis, expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and Administrative

General and administrative expenses consist primarily of salary (including stock-based compensation) and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We anticipate that we will incur additional employee salaries and related expenses, professional service fees and other corporate expenses related to the growth of our business and operations in the future. As such, we expect general and administrative expenses to increase in absolute dollars.

Results of Operations

Results of 2011 versus 2010

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2011 compared to our condensed operating results for the year ended December 31, 2010 (in thousands):

	2011	2010	$ Change	% Change
Net revenue	$88,985	$82,155	6,830	8%
Costs of revenue	52,577	46,593	5,984	13%

Gross profit	36,408	35,562	846

Gross margin	41%	43%
Operating expenses:
Selling and marketing	24,563	19,158	5,405	28%
Research and development	6,354	5,271	1,083	21%
General and administrative	14,090	12,085	2,005	17%

Total operating expenses	45,007	36,514	8,493

Loss from operations	(8,599)	(952)	(7,647)
Other expense	(755)	(83)	672	810%

Loss before income taxes	(9,354)	(1,035)	(8,319)
Income tax expense	(74)	(21)	53

Net loss	$(9,428)	$(1,056)	$(8,372)

Revenue: Total revenues increased $6.8 million to $89.0 million during 2011 compared to revenues of $82.2 million during 2010. The increase relates to an increase of $6.2 million in Software segment revenue due to our continued focus and investment in sales and marketing efforts of our all-in-one inContact portfolio of cloud-based software solutions. Telecom segment revenue increased $652,000 as the increase of Telecom revenue associated with our inContact portfolio customers exceeded the attrition of our Telecom only customers.

Costs of revenue and gross margin: Costs of revenue increased $6.0 million or 13% to $52.6 million during 2011 compared to $46.6 million during 2010. As a result, our gross margin decreased two percentage points to 41% during 2011 from 43% during 2010. The decrease in gross profit is primarily due to greater professional service and customer service personnel costs as we employ more personnel, including higher-paid employees with more developed skill sets to service larger mid-market and enterprise customers and to support resellers ahead of the anticipated revenue. The decrease in gross profit is also due to greater costs attributable to international infrastructure and call traffic and an increase in amortization of previously capitalized internal use software costs.

Selling and marketing: Selling and marketing expense increased $5.4 million or 28% to $24.6 million during 2011 from $19.2 million during 2010. This increase is primarily a result of headcount additions for direct and channel sales employees and higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development: Research and development expense increased $1.1 million or 21% to $6.4 million during 2011 compared to $5.3 million during 2010. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative: General and administrative expense increased $2.0 million or 17% to $14.1 million during 2011 compared to $12.1 million during 2010. The increase is primarily due to increased personnel costs incurred to support our international business expansion and a one-time expense of $330,000 related to personnel costs.

Other expense: Other expense increased $672,000 to $755,000 during 2011 compared to $83,000 during 2010. Net interest expense increased $220,000 during 2011 compared to 2010 due to a higher average outstanding balance on our revolving credit agreement in the first six months of 2011 as compared to the same period in 2010 and the interest related to the promissory noted entered into in the 4th quarter of 2011. The remaining increase is primarily due to the change in fair value of our warrant liability. During 2011, the change in fair value of the warrant liability increased $158,000 compared to a decrease in the change in fair value of the warrants of $250,000 during 2010.

Income taxes: Income taxes consist of foreign taxes and various state income taxes and remained relatively flat for 2011 as compared to 2010. We have a full valuation allowance on all deferred tax assets.

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

Revenue: Total revenues decreased $2.0 million to $82.2 million during 2010 compared to revenues of $84.2 million during 2009. The decrease is due to a decrease of $6.6 million in Telecom segment revenue due to anticipated attrition. The decrease is offset by an increase of $4.6 million in Software revenue as we continued to focus our sales and marketing efforts on our all-in-one hosted inContact portfolio of cloud-based software solutions.

Costs of revenue and gross margin: Costs of revenue decreased $3.4 million or 7% to $46.6 million during 2010 compared to $50.0 million during 2009. As a result, our gross margin increased two percentage points to 43% during 2010 from 41% during 2009. The increase in gross margin is primarily driven by the transition in sales mix from our Telecom segment that has lower margins to our Software segment as a result of increased sales of our inContact portfolio, which has much higher margins, and higher gross margin for the Telecom segment in 2010 compared to 2009 due to the termination of low-margin Telecom customers that we purposely moved off our network in the third quarter of 2009.

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

General and administrative: General and administrative expense decreased $1.7 million or 12% to $12.1 million during 2010 compared to $13.7 million during 2009. The decrease is primarily due to a reduction of overhead costs in the fourth quarter of 2009, which we maintained during 2010. Also, stock based compensation decreased due to the reduction of personnel in the fourth quarter of 2009 and the decrease in our allowance for uncollectible accounts due to improved collections and increased economic stability for our customer base in 2010 as compared to 2009.

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

Segment Reporting

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring subscription revenue related to the delivery of our software applications plus the associated professional services and setup fees related to the software services product features (referred to as cloud-based or SaaS). The Telecom segment includes all voice and data long distance services provided to customers.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment condensed operating results for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$ Change	% Change	$ Change	% Change
Net revenue	$39,870	$33,692	$29,103	6,178	18%	4,589	16%
Costs of revenue	16,940	12,051	9,681	4,889	41%	2,370	24%

Gross profit	22,930	21,641	19,422

Gross margin	58%	64%	67%
Operating expenses:
Direct selling and marketing	19,810	14,662	11,322	5,148	35%	3,340	30%
Direct research and development	5,706	4,638	4,188	1,068	23%	450	11%
Indirect	12,734	10,342	10,178	2,392	23%	164	2%

Loss from operations	$(15,320)	$(8,001)	$(6,266)

Results of 2011 versus 2010

The Software segment revenue increased $6.2 million or 18% to $39.9 million during 2011 from $33.7 million during 2010. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact portfolio in the market. Software segment revenue includes revenue from professional services of $2.5 million for 2011 compared to $1.8 million for 2010.

Gross margin decreased 6 percentage points to 58% in 2011 compared to 64% in 2010. The decrease in gross margin is primarily attributable to greater professional service and customer service personnel costs as we employ more personnel, including higher-paid employees with more developed skill sets to service larger mid-market and enterprise customers and to support resellers ahead of the anticipated revenue, greater costs attributable to international infrastructure and call traffic and an increase in amortization of previously capitalized internal use software costs.

Direct selling and marketing expenses in the Software segment increased $5.2 million or 35% to $19.8 million in 2011 compared to $14.7 million during 2010. This increase is a result of headcount additions for employees focused on managing and enhancing our referral partner relationships, managing our reseller arrangements and increasing brand awareness and lead generation opportunities. Sales commission expense also increased with the increase in revenue. We also continue to develop the services provided in the Software segment by investing in research and development. During 2011 we incurred $5.7 million in direct research and development costs compared to $4.6 million during 2010 and have capitalized an additional $4.8 million of costs incurred during 2011 related to our internally developed software compared to $3.5 million during 2010. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $2.4 million in 2011 compared to 2010 due to more indirect costs being allocated to the Software segment with the continued shift in revenue mix from Telecom segment to the Software segment and the overall increase in indirect expenses.

Results of 2010 versus 2009

The Software segment revenue increased $4.6 million or 16% to $33.7 million during 2010 from $29.1 million during 2009. The increase is a result of the selling and marketing efforts we have undertaken to expand the inContact portfolio of cloud-based software services in the market. Software segment revenue includes revenue from professional services of $1.8 million for 2010 compared to $1.5 million for 2009.

Gross margin decreased 3 percentage points to 64% in 2010 compared to 67% in 2009. The decrease in gross margin is primarily attributable to an increase in amortization of previously capitalized internal use software and an increase in personnel costs to help support the growth in the Software segment.

Direct selling and marketing expenses in the Software segment increased $3.3 million or 30% to $14.7 million in 2010 compared to $11.3 million during 2009. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the Software segment by investing in research and development. During 2010, we incurred $4.6 million in direct research and development costs compared to $4.2 million during 2009 and have capitalized an additional $3.5 million of costs incurred during 2010 related to our internally developed software compared to $3.6 million during 2009. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $164,000 in 2010 compared to 2009 due to more indirect costs being allocated to the Software segment with the continued shift in revenue mix from Telecom to Software.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed operating results for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$ Change	% Change	$ Change	% Change
Net revenue	$49,115	$48,463	$55,080	652	1%	(6,617)	(12%)
Costs of revenue	35,637	34,542	40,334	1,095	3%	(5,792)	(14%)

Gross profit	13,478	13,921	14,746

Gross margin	27%	29%	27%
Operating expenses:
Direct selling and marketing	3,421	3,467	5,123	(46)	(1%)	(1,656)	(32%)
Direct research and development	—	—	—	—	0%	—	0%
Indirect	3,336	3,405	5,126	(69)	(2%)	(1,721)	(34%)

Income from operations	$6,721	$7,049	$4,497

Results of 2011 versus 2010

We experienced an increase in Telecom segment revenue for the first time in several years. Telecom segment revenue increased $652,000 or 1% to $49.1 million during 2011 from $48.5 million in 2010. This increase is associated with the Telecom revenue from our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased $1.1 million or 3% due to higher direct Telecom costs attributable to international infrastructure and call traffic. Selling and marketing expenses decreased 1% due to lower third-party commissions associated with the attrition of our Telecom only customers offset partially by increased commissions for Telecom revenue associated with our inContact portfolio customers. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment decreased 2% during 2011 compared to 2010 primarily due to more indirect costs being allocated to the Software segment.

Results of 2010 versus 2009

Overall Telecom segment revenue decreased $6.6 million or 12% to $48.5 million during 2010 from $55.1 million in 2009. This decrease is due to the expected attrition of our telecom-only customers as we focus our efforts on our inContact portfolio and a loss of revenue from low-margin customers that we purposely moved off our network in the third quarter of 2009. With the decline in revenues from the Telecom segment, we reduced operating costs in the segment as well. Our costs of revenue decreased 14% due to continued improvement in carrier rates, and a reduction in the low-margin business mentioned previously. Direct selling and marketing expenses decreased 32% during 2010 compared to 2009, primarily due to a decrease in commissions as we continue to focus more on our selling and marketing efforts of the Software segment. Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, decreased 34% during 2010 compared to 2009 is primarily due to our efforts to reduce costs in the fourth quarter of 2009 and more indirect costs being allocated to the Software segment.

Liquidity and Capital Resources

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2013. At December 31, 2011, we had $17.7 million of cash and cash equivalents. In addition to our $17.7 million of cash and cash equivalents, subject to meeting covenant requirements, we have access to additional available borrowings under our revolving credit note with Zions First National Bank (“Zions”) entered into in July 2009. The available borrowings under the revolving credit note are $5.8 million at December 31, 2011, based on the maximum available advance amount calculated on the December 20, 2011 borrowing base certificate, resulting in total cash and additional availability under the revolving credit note of $23.5 million at December 31, 2011. The balance of our revolving credit note at December 31, 2011 was $2.5 million and the proceeds were used to take advantage of vendor discounts on early payment terms. We had no outstanding balance during most of the fourth quarter. The outstanding balance of our revolving credit agreement ranged from $0.0 to $8.5 million during 2011 and we paid the outstanding balance of $2.5 million in January 2012.

We experienced a net loss of $9.4 million during the year ended December 31, 2011. Significant non-cash expenses affecting operations during 2011 were $7.1 million of depreciation and amortization and $1.5 million of stock-based compensation. The non-cash expenses were offset by an increase in accounts receivable resulting in $3.2 million of cash being used in our operating activities during 2011.

Our working capital of $18.3 million at December 31, 2011 increased significantly from $9.2 million at December 31, 2010. The increase is primarily due to proceeds of $23.9 million received from the sale of stock in June 2011, partially offset by net payments of $4.8 million on our revolving credit note, $10.0 million used for investing activities and net cash of $3.2 used for operating activities.

In March 2011, we entered into an equipment leasing facility commitment with Zions Credit Corporation (“Zions Credit”). Under the terms of the leasing facility commitment, Zions Credit agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions Credit will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%. We had $1.7 million of capital lease obligations related to this leasing facility at December 31, 2011 and $1.3 million of this leasing facility had not been utilized at December 31, 2011 and is available for use. The final lease payments for the utilized portion of the leasing facility will be in November 2014.

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

Revolving Credit Note

On July 16, 2009, we entered into a revolving credit loan agreement (the “Revolving Credit Agreement”) with Zions. Under the terms of the Revolving Credit Agreement, Zions has agreed to loan up to $8.5 million under a revolving credit note. The loan is secured by substantially all the assets of inContact. We paid down $17.5 million on the Revolving Credit Agreement during 2011 and drew $12.7 million from our Revolving Credit Agreement during 2011. All outstanding principal under the Zions agreement is due in July 2013. The amount outstanding at December 31, 2011 was $2.5 million. In January 2012, we paid the outstanding balance of $2.5 million.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum liquidity position and minimum quarterly EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance, which were established by amendment to the Revolving Credit Agreement in June 2011. As of December 31, 2011, the minimum liquidity position and minimum quarterly EBITDA covenant requires that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.0 million, calculated as of the last day of each calendar quarter, is required. Based on our projections, we believe we will maintain compliance with our loan covenants through 2012, however if future operating results are less favorable than currently anticipated, we may need to seek further amendments to modify our loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. The minimum working capital covenant requires minimum working capital of $1.0 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75% of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the year ended December 31, 2011.

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

Promissory Note

In October 2011, we entered into a promissory note (“Promissory Note”) with Zions for $2.5 million to finance the acquisition and development of our infrastructure in Europe so that we have the infrastructure to enable Siemens to sell our portfolio of cloud-based software solutions in Europe. The interest rate under the Promissory Note is 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Promissory Note is paid monthly in arrears, and principal is paid in 36 equal monthly installments ending in October 2014. The financial covenants are the same as the Revolving Credit Agreement, except that if at any time the aggregate value of cash, cash equivalents and marketable securities is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.1 million, calculated as of the last day of each calendar quarter, is required. The Promissory Note is guaranteed by Siemens.

Cash Flows

In summary, our cash flows for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash (used in) from operating activities	$(3,232)	$5,060	$2,159
Net cash used in investing activities	$(10,022)	$(5,523)	$(5,461)
Net cash from (used in) financing activities	$20,657	$(68)	$10,058

During the year ended December 31, 2011, we used $3.2 million of cash for operating activities. During the year ended December 31, 2011, we used $10.0 million in investing activities. Cash used in investing activities was primarily used for development of internal use software other property and equipment. Cash received from financing activities was $20.7 million and was primarily due to proceeds of $23.9 million received from the sale of stock in June 2011 offset by net payments of $4.8 million on our revolving credit note. We had an overall net increase in cash of $7.4 million during the year ended December 31, 2011. The amount we have invested in our expansion and in our marketing activities has provided additional network capacity and additional resources to help grow our inContact portfolio.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table discloses aggregate information about our material contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of December 31, 2011 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit note and notes payable (1)	$4,861	$833	$4,028	$—	$—
Interest obligation on term loan	146	86	60	—	—
Capital lease payments	4,225	2,173	2,052	—	—
Open purchase orders for remaining leasing facility (2)	91	91	—	—	—
Operating leases	5,451	1,464	3,797	190	—
Purchase obligations—hosting services	3,833	927	2,393	513	—
Purchase commitments (3)	500	500	—	—	—

Total contractual obligations	$19,107	$6,074	$12,330	$703	$—

(1)	Interest payments on the revolving credit note are excluded because the interest owed will fluctuate based on payments and draws made by the Company.
(2)	Open purchase orders at December 31, 2011 of approximately $91,000 to purchase computer related equipment to utilize the remaining $1.7 million leasing facility with Zions.
(3)	Our purchase commitments are with national long distance telecommunication providers. We have one purchase commitment that provides for a monthly minimum of $50,000, which can be terminated with a thirty day written notice. We exceeded our monthly minimums with this carrier in 2010. We have a commitment with another carrier that requires an annual usage commitment of $675,000 through August 2012 that we feel we will meet based on our current usage patterns.

Critical Accounting Estimates

Revenue Recognition: Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service provided for the customer as follows:

•

inContact portfolio of services. Revenue is derived from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Monthly recurring subscription charges are generally billed in arrears and recognized for the period in which they are earned. For subscription contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers do not have the right to take possession of the software. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. In addition to the monthly recurring subscription revenue, revenue is also derived on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) are recognized as revenue over the period that services are provided. Fees for telecommunications services in multiple element arrangements with in the inContact portfolio are based on usage and are recognized as revenue in the same manner as fees for telecommunications services discussed in the following paragraph.

•

Telecommunications services. Revenue is derived from telecommunications services, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact portfolio and allows us to provide the all-in-one inContact solution. Revenue for the telecommunications usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

During the three months ended December 31, 2011, we determined that we had a sufficient amount of transaction history to estimate the life of a customer and began recognizing the revenue for upfront fees for professional services over the estimated life of a customer. Previously, we had recognized upfront fees for professional services over the life of the contract, as we did not have sufficient history with our customer base to estimate customer life. Therefore, prior to the fourth quarter of 2011, we used contract life as a proxy for customer life. This change in estimate was accounted for prospectively for all new and existing arrangements, and resulted in recognizing approximately $200,000 less in revenue during the fourth quarter of 2011.

Accounts Receivable and Allowance for Uncollectible Accounts: Accounts receivable is composed of billed amounts as well as unbilled amounts for which revenue has been earned and recognized. The allowance for uncollectible accounts, an estimate of the amount of accounts receivable outstanding of which management believes may be uncollectible, is determined each month principally based on the aging of receivables. Management reviews the current trends and aged receivables periodically and adjusts the estimated bad debt expense to accrue for doubtful accounts as needed. An account is written off by management when deemed uncollectible, although collection efforts may continue.

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

Goodwill: We evaluate goodwill for impairment, at a minimum, on an annual basis on September 30 of each year and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable using a two-step process. First, the fair values are estimated using a market-based valuation approach utilizing a multiple of revenues. Determining fair value requires the exercise of significant judgments, including judgments about relevant revenue multiples of comparable companies. We have two reporting units (identified as our segments, Telecom and Software). All of the goodwill of $4.1 million relates to the Software reporting unit. Therefore, only the carrying value of the Software reporting unit was evaluated. If the carrying value of the Software reporting unit exceeds its fair value, then the second step is performed, and an impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. At September 30, 2011, the fair value of the Software reporting unit exceeded its carrying value so no impairment charge was recorded during the year ended December 31, 2011. There were no events or circumstances from the date of our assessment through December 31, 2011 that would impact this assessment.

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

Supplementary Financial Information—(Unaudited)

Selected quarterly financial data for the years ended December 31, 2011 and 2010 are as follows (in thousands, except per share data):

	Quarter
2011	1st	2nd	3rd	4th
Net revenues	$21,335	$21,743	$22,152	$23,755
Gross Profit	8,847	9,017	8,615	9,929
Net loss	(1,002)	(2,138)	(3,170)	(3,118)
Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.07)	$(0.07)

	Quarter
2010	1st	2nd	3rd	4th
Net revenues	$21,121	$20,444	$20,281	$20,309
Gross Profit	9,283	8,721	8,808	8,750
Net income (loss)	1,502	(63)	(1,319)	(1,176)
Basic and diluted net income (loss) per share	$0.04	$(0.00)	$(0.04)	$(0.03)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this report, inContact’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, inContact’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, our code of ethics and background of our directors will be presented in our Proxy Statement for the 2012 annual meeting of Shareholders and is incorporated herein by reference. The following information on our executive officers is presented below pursuant to General Instructions G(3) of Form 10-K.

ITEM 11.	Executive Compensation

Information required by this Item 11 on executive compensation will be presented in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 on security ownership of certain beneficial owners and managements will be presented in our 2012 Proxy Statement and is incorporated herein by reference. Information regarding equity compensation plans is presented under Item 5 of this report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 regarding certain related transactions and director independence will be presented in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information required by this Item 14 will be presented in our 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedule

Documents filed as part of this report:

(1)	Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firms are incorporated by reference as provided in Item 8 of this report:

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document

3.1	Certificate of Incorporation, as amended (1)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004 (2)

3.3	Amendment to the Certificate of Incorporation dated October 14, 2008 (3)

3.4	ByLaws (4)

4.1	Investor Rights Agreement dated June 14, 2011, with Enterprise Networks Holdings, Inc. (19)

10.1	Long-Term Stock Incentive Plan (4)

10.2	2005 Employee Stock Purchase Plan (2)

10.3	Form of Stock Option Agreement used prior to June 1999 (5)

10.4	Form of Stock Option Agreement used after June 1999 (5)

10.5	Form of Warrant – inContact/ ComVest (6)

10.6	Form of Registration Rights Agreement—inContact/ComVest (6)

10.7	Form of Warrant covering 55,000 shares issued to ComVest Capital on February 9, 2007 (7)

10.8	Form of Stock Option Agreement for awards granted under the Annual Executive Stock Option Plan (8)

10.9	Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (9)

10.10	Form of Notice of Restricted Stock Unit Grant to Non-Employee Directors (10)

10.11	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors (10)

Exhibit No.	Title of Document

10.12	Master Lease Agreement No. MCC1058 dated April 1, 2008 (11)

10.13	2008 Equity Incentive Plan (12)

10.14	Revolving Credit Loan Agreement between inContact and Zions dated July 16, 2009 (13)

10.15	Amendment to Loan Agreement between inContact and Zions dated February 22, 2010 (14)

10.16	Note Modification Agreement and Allonge between inContact and Zions dated August 3, 2010 (15)

10.17	Second Amendment to Loan Agreement between inContact and Zions dated August 3, 2010 (16)

10.18	Second Note Modification Agreement and Allonge between inContact and Zions dated March 1, 2011 (20)

10.19	Third Amendment to Loan Agreement between inContact and Zions dated March 1, 2011 (20)

10.20	Master Finance Lease Agreement No. 0012773 with Zions dated July 23, 2009 (20)

10.21	Form of Securities Purchase Agreement dated December 21, 2009 (17)

10.22	Form of Registration Rights Agreement dated December 21, 2009 (17)

10.23	Form of Common Stock Purchase Agreement dated June 14, 2011 (19)

10.24	Form of Registration Rights Agreement dated June 14, 2011 (19)

10.25	Fourth Amendment to Loan Agreement between inContact and Zions dated June 29, 2011 (21)

10.26	Master Reseller Agreement between inContact and Siemens (22)

10.27	Loan Agreement with Zions dated October 7, 2011

10.28	Promissory Note issued to Zions dated October 7, 2011

10.29	Guarantee Agreement by Siemens Enterprise Communications with Zions dated October 7, 2011

10.30	Security Transfer Agreement with Siemens Enterprise Communications dated October 7, 2011

10.31	First Amendment to Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047

14.1	Code of Ethics (18)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Title of Document

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009 and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

(1)	This document was filed as an exhibits to the annual report on Form 10-KSB for 2003 filed by inContact with the Securities and Exchange Commission on March 30, 2004, and is incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K for 2004 filed by inContact with the Securities and Exchange Commission on March 30, 2005, and are incorporated herein by this reference.
(3)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on November 10, 2008, and is incorporated herein by this reference.
(4)	These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by inContact with the Securities and Exchange Commission on August 3, 1999, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the Registration Statement on Form SB-2, File No. 108655, initially filed by inContact with the Securities and Exchange Commission on September 9, 2003, and are incorporated herein by this reference.
(6)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on May 5, 2006, and are incorporated herein by this reference. Each of the form documents were signed and exchanged by inContact and ComVest Capital on May 23, 2006.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on January 31, 2007, and is incorporated herein by this reference.
(8)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on March 13, 2007, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to the annual report on Form 10-K for 2007 filed by inContact with the Securities and Exchange Commission on April 1, 2008, and are incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on November 10, 2008, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on April 11, 2008, and is incorporated herein by this reference.
(12)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 6, 2008, and is incorporated herein by this reference.
(13)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on July 21, 2009, and is incorporated herein by this reference.
(14)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on February 25, 2010, and is incorporated herein by this reference.
(15)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 6, 2010, and is incorporated herein by this reference.
(16)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 6, 2010, and is incorporated herein by this reference.
(17)	These documents were filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on December 21, 2009, and are incorporated herein by this reference.
(18)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 12, 2007, and is incorporated herein by this reference.
(19)	These documents were filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 15, 2011, and are incorporated herein by this reference.

(20)	These documents were filed as an exhibit to the annual report on Form 10-K for 2010 filed by inContact with the Securities and Exchange Commission on March 11, 2011, and are incorporated herein by this reference.
(21)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 30, 2011, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 5, 2011, and is incorporated herein by this reference. Confidential portions were omitted pursuant to a confidential treatment request filed separately with the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCONTACT, INC.

Date: March 9, 2012	/S/ PAUL JARMAN
Paul Jarman Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2012	/S/ GREGORY S. AYERS
Gregory S. Ayers Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2012	/S/ THEODORE STERN
Theodore Stern, Director

Date: March 9, 2012	/S/ STEVE M. BARNETT
Steve M. Barnett, Director

Date: March 9, 2012	/S/ PAUL JARMAN
Paul Jarman, Director

Date: March 9, 2012	/S/ BLAKE O. FISHER
Blake O. Fisher, Director

Date: March 9, 2012	/S/ PAUL F. KOEPPE
Paul F. Koeppe, Director

Date: March 9, 2012	/S/ MARK J. EMKJER
Mark J. Emkjer, Director

Date: March 9, 2012	/S/ HAMID AKHAVAN
Hamid Akhavan, Director

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of their assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

Salt Lake City, Utah

We have audited the internal control over financial reporting of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 9, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule II listed at Item 15(1). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of inContact, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 9, 2012

INCONTACT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$17,724	$10,321
Restricted cash	246	246
Accounts and other receivables, net of allowance for uncollectible accounts of $491 and $749 respectively	12,916	9,303
Other current assets	2,526	2,293

Total current assets	33,412	22,163
Property and equipment, net	18,685	12,041
Intangible assets, net	1,394	1,938
Goodwill	4,086	4,073
Other assets	837	370

Total assets	$58,414	$40,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,180	$7,295
Accrued liabilities	2,769	2,079
Accrued commissions	1,291	1,058
Current portion of deferred revenue	1,056	898
Current portion of long-term debt and capital lease obligations	2,831	1,334
Warrant liability	—	246

Total current liabilities	15,127	12,910
Long-term debt and capital lease obligations	5,964	8,653
Deferred rent	161	286
Deferred revenue	946	34

Total liabilities	22,198	21,883

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,623,381 and 35,713,810 shares issued and outstanding as of December 31, 2011 and 2010, respectively	4	3
Additional paid-in capital	111,415	84,474
Accumulated deficit	(75,203)	(65,775)

Total stockholders’ equity	36,216	18,702

Total liabilities and stockholders’ equity	$58,414	$40,585

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Net revenue:
Software	$39,870	$33,692	$29,103
Telecom	49,115	48,463	55,080

Total net revenue	88,985	82,155	84,183

Costs of revenue:
Software	16,940	12,051	9,681
Telecom	35,637	34,542	40,334

Total costs of revenue	52,577	46,593	50,015

Gross profit	36,408	35,562	34,168

Operating expenses:
Selling and marketing	24,563	19,158	17,355
Research and development	6,354	5,271	4,845
General and administrative	14,090	12,085	13,737

Total operating expenses	45,007	36,514	35,937

Loss from operations	(8,599)	(952)	(1,769)
Other income (expense):
Interest income	1	1	4
Interest expense	(507)	(287)	(666)
Change in fair value of warrants	(158)	250	(383)
Other expense	(91)	(47)	(46)

Total other expense	(755)	(83)	(1,091)

Loss before income taxes	(9,354)	(1,035)	(2,860)
Income tax expense	(74)	(21)	(62)

Net loss	$(9,428)	$(1,056)	$(2,922)

Net loss per common share:
Basic and diluted	$(0.23)	$(0.03)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	40,434	35,384	31,335

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2008	31,065	$3	$71,873	$(62,335)	$(50)	$9,491
Cumulative effect of change in accounting principle	—	—	(651)	538	—	(113)
Common stock issued for options and warrants exercised	215	—	484	—	—	484
Stock-based compensation	—	—	1,425	—	—	1,425
Issuance of restricted stock for services	68	—	175	—	—	175
Issuance of common stock, net of issuance costs	3,429	—	7,885	—	—	7,885
Vesting of warrant issued for services	—	—	21	—	—	21
Comprehensive loss:
Net loss	—	—	—	(2,922)	—
Unrealized gain on available for sale securities	—	—	—	—	50
Total comprehensive loss						(2,872)

Balance at December 31, 2009	34,777	$3	$81,212	$(64,719)	$—	$16,496
Common stock issued for options and warrants exercised	864	—	1,816	—	—	1,816
Common stock issued under the employee stock purchase plan	28	—	53	—	—	53
Stock-based compensation	—	—	1,267	—	—	1,267
Issuance of restricted stock for services	45	—	126	—	—	126
Comprehensive loss:
Net loss	—	—	—	(1,056)	—
Total comprehensive loss						(1,056)

Balance at December 31, 2010	35,714	$3	$84,474	$(65,775)	$—	$18,702

Issuance of common stock, net of issuance costs	7,188	—	23,633	—	—	23,633
Common stock issued for options and warrants exercised	624	1	1,585	—	—	1,586
Common stock issued under the employee stock purchase plan	80	—	225	—	—	225
Stock-based compensation	—	—	1,431	—	—	1,431
Issuance of restricted stock for services	18	—	67	—	—	67
Comprehensive loss:
Net loss	—	—	—	(9,428)	—
Total comprehensive loss						(9,428)

Balance at December 31, 2011	43,624	4	111,415	(75,203)	—	36,216

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(9,428)	$(1,056)	$(2,922)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation of property and equipment	3,504	2,959	2,850
Amortization of software development costs	2,994	1,923	1,102
Amortization of intangible assets	544	563	983
Amortization of note financing costs	61	95	91
Interest accretion	16	11	—
Stock-based compensation	1,431	1,267	1,425
Warrants and stock issued for services	67	126	196
Change in fair value of warrants	158	(250)	383
Loss on disposal of property and equipment	95	51	66
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,522)	(138)	(989)
Other current assets	(405)	(535)	(461)
Other non-current assets	(375)	148	(26)
Trade accounts payable	2	1,037	(821)
Accrued liabilities	411	(730)	482
Accrued commissions	233	(78)	(22)
Deferred rent	(88)	(46)	(63)
Deferred revenue	1,070	(287)	(115)

Net cash (used in) from operating activities	(3,232)	5,060	2,159

Cash flows from investing activities:
Gross increase in restricted cash	—	—	(246)
Contingent purchase price payments	(135)	(430)	(719)
Proceeds from redemption of auction rate preferred securities	—	125	150
Payments made for deposits	(98)	(64)	—
Proceeds from deposits	181	30	—
Capitalized software development costs	(4,753)	(3,448)	(3,622)
Purchases of property and equipment	(5,217)	(1,736)	(1,024)

Net cash used in investing activities	(10,022)	(5,523)	(5,461)

Cash flows from financing activities:
Proceeds from issuance of common stock	23,865	—	8,399
Offering costs payments	(32)	—	(514)
Proceeds from exercise of options and warrants	1,182	1,816	484
Proceeds from sale of stock under employee stock purchase plan	225	53	—
Principal payments on long-term debt and capital leases	(2,234)	(1,937)	(1,440)
Borrowings under promissory note	2,500	—	—
Debt financing fees	(79)	—	(91)
Borrowings under the revolving credit notes	12,730	20,500	12,420
Payments under the revolving credit notes	(17,500)	(20,500)	(9,200)

Net cash from (used in) financing activities	20,657	(68)	10,058

Net increase (decrease) in cash and cash equivalents	7,403	(531)	6,756
Cash and cash equivalents at the beginning of the year	10,321	10,852	4,096

Cash and cash equivalents at the end of the year	$17,724	$10,321	$10,852

Supplemental cash flow information:
Cash paid for interest	$446	$208	$610
Cash paid for taxes	$28	$59	$50
Supplemental schedule of non-cash investing and financing activities:
Unrealized gain on change in fair value of auction rate securities	$—	$—	$50
Payments due for property and equipment included in trade accounts payable	189	77	5
Property and equipment and other assets financed with capital leases	3,311	1,556	1,479
Contingent purchase price payments included in accounts payable	—	122	56
Cashless exercise of warrants	404	—	—
Equity issuance costs included in accrued liabilities	200	—	—

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

We provide cloud-based contact center applications through our inContact® portfolio, an advanced contact handling and performance management software application. “Cloud-based” is a term to refer to computing, data storage and delivery of technology services through the Internet, which includes software-as-a-service (“SaaS”). Our services provide a variety of connectivity options for carrying inbound calls to our inContact portfolio or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of telecommunications services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the telecommunications services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of inContact and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include unbilled revenue, the allowance for uncollectible accounts, attrition rates used to determine the amortization rate and estimated useful lives of customer lists acquired, the estimated customer life used to recognize revenue for professional services, and fair value calculations of the warrant liability and stock-based compensation.

Cash and Cash Equivalents

Cash and cash equivalents include money market funds, overnight deposits and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash consists of a letter of credit related to an equipment leasing facility (Note 6) and cash held on deposit for credit card processing.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Category	Estimated Useful Lives
Computer equipment	3 to 7 years
Computer software	3 years
Internal use software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of 7 years or remainder of lease term

We evaluate the carrying value of property and equipment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Measurement of the amount of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. We did not record any impairment charges in relation to long-lived property and equipment during the years ended December 31, 2011, 2010 or 2009.

Internal Use Software

We capitalize certain costs incurred for the development of internal use software, which are included as internal use software in property and equipment in the consolidated balance sheets. These costs include the costs associated with coding, software configuration, upgrades and enhancements that are incurred during the application development stage. These costs, net of accumulated amortization, totaled $7.0 million and $6.7 million as of December 31, 2011 and 2010, respectively. Amortization of capitalized software costs was $3.0 million in 2011, $1.9 million in 2010 and $1.1 million in 2009.

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

We review our finite-lived intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of an intangible asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future net cash flows. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of our long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset, and from cash flows generated from customer lists. We did not record any impairment charges in relation to long-lived intangible assets during the years ended December 31, 2011, 2010 and 2009.

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

Upon completion of the impairment test as of September 30, 2011, no indication of goodwill impairment existed. There were no events or circumstances from the date of assessment through December 31, 2011 that would impact this assessment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. However, we have purchase commitments with two national long distance telecommunication providers and operating leases (Note 13).

Revenue Recognition

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service provided for the customer as follows:

•

inContact portfolio of services. Revenue is derived from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Monthly recurring subscription charges are generally billed in arrears and recognized for the period in which they are earned. For subscription contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers do not have the right to take possession of the software. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. In addition to the monthly recurring subscription revenue, revenue is also derived on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) are recognized as revenue over the period that services are provided. Fees for telecommunications services in multiple element arrangements with in the inContact portfolio are based on usage and are recognized as revenue in the same manner as fees for telecommunications services discussed in the following paragraph.

•

Telecommunications services. Revenue is derived from telecommunications services, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact portfolio and allows us to provide the all-in-one inContact solution. Revenue for the telecommunications usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

During the three months ended December 31, 2011, we determined that we had a sufficient amount of transaction history to estimate the life of a customer and began recognizing the revenue for upfront fees for professional services over the estimated life of a customer. Previously, we had recognized upfront fees for professional services over the life of the contract, as we did not have sufficient history with our customer base to estimate customer life. Therefore, prior to the fourth quarter of 2011, we used contract life as a proxy for customer life. This change in estimate was accounted for prospectively for all new and existing arrangements, and resulted in recognizing approximately $200,000 less in revenue during the fourth quarter of 2011.

Advertising Costs

We advertise our services through the web, partners and trade journals. Costs associated with these advertising efforts are expensed as incurred in selling and marketing expenses, and were approximately $1.3 million in 2011, $650,000 in 2010, and $46,000 in 2009.

Stock-Based Compensation

We measure compensation cost for equity-based awards (i.e. stock options, warrants and restricted stock units) at fair value on date of grant and recognize the fair value of compensation for awards expected to vest over the requisite service period.

We utilize the graded-vesting method, rather than the straight-line method, for recognizing compensation expense as management believes the graded-vesting method more closely matches the expense to associated services. Under this method, approximately 60% of the compensation cost is expensed in the first year of a typical three-year vesting term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results may differ substantially from these estimates (Note 10).

Operating Leases

We lease office space under an operating lease agreement. The lease agreement contains rent holidays and rent escalation provisions. We record the total rent payable during the lease term on a straight-line basis over the term of the lease and record the difference between the rent paid and the straight-line rent as deferred rent.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, we recognize a liability or asset for the income tax consequences of all net operating loss and tax credit carryforwards and temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. At December 31, 2011 and 2010, we have a full valuation allowance against our deferred tax assets. Significant judgment is required in making this assessment, and it is difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

Net Loss Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. In periods of net loss, common stock equivalents are excluded from the Diluted EPS computation, because they are antidilutive. Therefore, Diluted EPS equals Basic EPS for all years presented in the consolidated statements of operations in the accompanying consolidated financial statements.

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

Liquidity

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2013. At December 31, 2011, we had $17.7 million of cash and cash equivalents. In addition to our $17.7 million of cash and cash equivalents, we have access to additional available borrowings under our revolving credit facility, subject to meeting our covenant requirements. The available borrowings under the revolving credit facility at December 31, 2011 are $5.8 million, based on the maximum available advance amount calculated on the December 20, 2011 borrowing base certificate, resulting in total cash and additional availability under the revolving credit note of $23.5 million at December 31, 2011. The balance of our revolving credit note at December 31, 2011 was $2.5 million and the proceeds were used to take advantage of vendor discounts on early payment terms in December. In January 2012, we paid the outstanding balance on the revolving credit note of $2.5 million. The revolving credit note is collateralized by substantially all our assets.

In March 2011, we entered into an equipment leasing facility commitment with Zions Credit Corporation (“Zions Credit”). Under the terms of the leasing facility commitment, Zions Credit has agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions Credit will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year London InterBank Offered Rate (“LIBOR”) plus 4.5%. We had utilized $1.7 million of the leasing facility at December 31, 2011.

We believe that existing cash and cash equivalents, cash from operations, and available borrowings under our revolving credit note and equipment leasing facility commitment will be sufficient to meet our cash requirements during at least the next twelve months.

Concentration Risks

Approximately 40% and 60% of our costs of revenue for the years ended December 31, 2011 and 2010, respectively, was incurred from four telecommunication providers. Approximately 50% of our costs of revenue for the year ended December 31, 2009 was incurred from three telecommunication providers. We owed $331,000 and $1.6 million to these telecommunications providers at December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the Financial Accounting Standards Board (“FASB”) revised accounting guidance related to revenue arrangements with multiple deliverables. The guidance applies to all deliverables under contractual arrangements in which a vendor will perform multiple revenue-generating activities. The guidance addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. Adoption of this guidance did not have a significant impact on the timing or amount of revenue recognized as we only have one unit of accounting for our arrangements that contain both our inContact portfolio of services and professional services.

In June 2011, the FASB issued new guidance, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. In addition, in December 2011, the FASB issued an amendment to the accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The guidance will be effective for us beginning January 1, 2012. We have determined that the adoption of the guidance will not have a material effect on our operating results or financial position.

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

NOTE 2. ACCOUNTS AND OTHER RECEIVABLES, NET

The accounts and other receivables, net balances consisted of the following (in thousands):

	December 31,
	2011	2010
Billed	$4,752	$3,116
Earned but unbilled	8,317	6,836
Other	338	100

	13,407	10,052
Less: allowance for uncollectible accounts	(491)	(749)

Total accounts and other receivables, net	$12,916	$9,303

Earned but unbilled consists of revenues earned in the period and billed in a subsequent period.

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2011	2010
Computer and office equipment	$21,077	$12,462
Computer software	5,997	5,213
Internal use software	14,330	11,065
Furniture and fixtures	1,803	1,409

	43,207	30,149
Less: accumulated depreciation and amortization	(24,522)	(18,108)

Total property and equipment, net	$18,685	$12,041

Total depreciation and amortization expense of property and equipment was approximately $6.5 million in 2011, $4.9 million in 2010 and $4.0 million in 2009.

Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31,
	2011	2010
Gross	$5,771	$5,094
Less: accumulated depreciation and amortization	(2,305)	(2,742)

Total	$3,466	$2,352

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

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were for contingent purchase price payments for the Benchmark Portal and ScheduleQ acquisitions and consisted of the following ( in thousands):

Balance as of December 31, 2009	$3,577
Goodwill adjustment	496

Balance as of December 31, 2010	$4,073
Goodwill adjustment	13

Balance as of December 31, 2011	$4,086

Intangible assets consisted of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,222	$273	$16,495	$16,161	$334
Technology and patents	10,231	9,966	265	10,231	9,563	668
Tradenames and trademarks	1,194	392	802	1,194	312	882
Domain name	54	—	54	54	—	54

Total intangible assets	$27,974	$26,580	$1,394	$27,974	$26,036	$1,938

We recorded amortization expense for intangible assets of approximately $544,000 in 2011, $563,000 in 2010 and $1.0 million in 2009.

Based on the recorded intangibles at December 31, 2011, estimated amortization expense is expected to be $238,000 in 2012, $210,000 in 2013, $210,000 in 2014, $140,000 in 2015, $133,000 in 2016 and $409,000 thereafter.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued payphone and carrier charges	$342	$222
Accrued payroll and other compensation	1,895	1,204
Accrued professional fees	—	284
Current portion of deferred rent	150	112
Other	382	257

Total accrued liabilities	$2,769	$2,079

NOTE 6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2011	2010
Revolving credit note with Zions First National Bank, with maximum availability of $8.5 million, bearing interest at the 90 day LIBOR plus 4.5% (5.08% at December 31, 2011), requirement to repay outstanding principal balance in July 2013	$2,500	$7,270
Promissory note payable to Zions First National Bank, bearing interest at the 90 day LIBOR plus 4.5% (5.08% at December 31, 2011), payable monthly with final principal payment made in October 2014	2,361	—
Promissory notes payable to former ScheduleQ, LLC shareholders, interest imputed at 9.0% per annum, payable monthly, with final principal payments made in February 2011	—	2
Capital lease obligations	3,968	2,734

Total debt and capital lease obligations	8,829	10,006
Debt discounts	(34)	(19)

Net total debt and capital lease obligations	$8,795	$9,987

Current portion of debt	$833	$2
Current portion of capital lease obligations	2,010	1,351
Current portion of debt discounts	(12)	(19)

Total current portion of debt and capital lease obligations	$2,831	$1,334

Long-term portion of debt	$4,028	$7,270
Long-term portion of capital lease obligations	1,958	1,383
Long-term portion of debt discounts	(22)	—

Total long-term portion of debt and capital lease obligations	$5,964	$8,653

Revolving Credit Note

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”). Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $8.5 million under a revolving credit note. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. There was $5.8 million of unused commitment at December 31, 2011, based on the maximum available advance amount calculated on the December 20, 2011 borrowing base certificate.

We drew $12.7 million from our Revolving Credit Agreement with Zions and paid down $17.5 million on the Revolving Credit Agreement during the year ended December 31, 2011. The outstanding balance for our Revolving Credit Agreement at December 31, 2011 was $2.5 million, which was paid in January 2012. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day LIBOR, from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2013.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum liquidity position and minimum quarterly EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance, which were established by amendment to the Revolving Credit Agreement in June 2011. As of December 31, 2011, the minimum liquidity position and minimum quarterly EBITDA covenant requires that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.0 million, calculated as of the last day of each calendar quarter, is required. Based on our projections, we believe we will maintain compliance with our loan covenants through 2012, however if future operating results are less favorable than currently anticipated, we may need to seek further amendments to modify its loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. The minimum working capital covenant requires minimum working capital of $1.0 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75% of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement at December 31, 2011.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Promissory Note Payable to Zions

In October 2011, we entered into a promissory note payable (“Promissory Note”) to Zions for $2.5 million. The interest rate under the Promissory Note is 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Promissory Note is paid monthly in arrears, and principal is paid in 36 equal monthly installments commencing on November 1, 2011. The financial covenants are the same as the Revolving Credit Agreement, except that if at any time the aggregate value of cash, cash equivalents and marketable securities is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.1 million, calculated as of the last day of each calendar quarter, is required. The Promissory Note is guaranteed by a subsidiary of the single investor described in Note 9.

Long-term debt maturities, excluding capital lease obligation payments, consisted of the following as of December 31, 2011 (in thousands):

Year ended December 31,
2012	$833
2013	3,333
2014	695

Total long-term debt maturities	$4,861

Capital Lease Obligations

In March 2011, we entered into an equipment leasing facility commitment with Zions Credit Corporation (“Zions Credit”). Under the terms of the leasing facility commitment, Zions Credit agreed to provide us with financing of up to $3.0 million to lease computer related equipment for our business operations, which Zions Credit will lease to us in the form of a capital lease. The term of the facility is 36 months upon acceptance of the leased property by us. The calculated interest rate is subject to change based on the three year LIBOR plus 4.5%. We had $1.7 million of capital lease obligations related to this leasing facility at December 31, 2011 and $1.3 million of this leasing facility had not been utilized at December 31, 2011. The final lease payments for the utilized portion of this facility will be in November 2014.

In February 2010, we entered into an equipment leasing facility with Zions Credit of up to $2.5 million. We have utilized the entire $2.5 million of the leasing facility. The interest rate is 5.8% and the final lease payments will be in December 2013. The balance of the capital lease obligations related to this leasing facility was $1.7 million at December 31, 2011.

In June 2010, we entered into a capital lease obligation for certain software licensing, which required three annual payments beginning in July 2010, totaling $536,000. The balance of the capital lease obligations related to this lease was $177,000 at December 31, 2011.

In 2009, we entered into a commitment agreement with Zions Credit for an equipment leasing facility of up to $1.0 million. We had utilized the entire $1.0 million of the leasing facility as of December 31, 2009. The interest rate is 6.4% and the final lease payments will be in December 2012. The balance of the capital lease obligations related to this leasing facility was $376,000 at December 31, 2011.

We entered into an equipment leasing facility with an equipment financing company (“Lessor”) in 2008. Under the terms of the leasing facility, the Lessor agreed to provide us financing of $2.8 million to lease computer related equipment and software for our business operations, which the Lessor will lease to us in the form of a capital lease. The term of the facility was 30 months upon our acceptance of the leased property. The calculated interest rate is subject to change based on changes in the Treasury yield, installation period of the lease and the residual value. We had utilized the full $2.8 million of the leasing facility at December 31, 2009 to acquire computer related equipment and software. During the year ended December 31, 2011, we extended the facility an additional 12 months and paid $115,000 to the lessor so that the Company will receive title to the property leased upon final payment of the extended lease in April 2012. The capital lease obligation related to the extension was approximately $69,000 at December 31, 2011 and no other amounts are due. Beginning January 1, 2009, we were required by the Lessor to provide a letter of credit equal to 30.0% of the $550,000 of additional borrowings made subsequent to that date under the equipment leasing facility. Accordingly, we have classified the associated letter of credit balance of $166,000 as current restricted cash on the accompanying balance sheet at December 31, 2011.

The following schedule shows the future minimum lease payments under capital lease obligations at December 31, 2011 (in thousands):

Year ended December 31,
2012	$2,173
2013	1,484
2014	568

Total future minimum lease payments	4,225
Less amount representing interest	(257)

Total capital lease obligations	3,968
Less current portion	(2,010)

Long-term capital lease obligations, net of current portion	$1,958

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

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the year for all financial assets and liabilities categorized as Level 3 as of December 31, 2011 and 2010 (in thousands):

Auction rate preferred securities:
Balance at December 31, 2009	$125
Total redemptions	(125)

Balance at December 31, 2010	$—

Warrants:
Balance at December 31, 2009	496
Total change in fair value	(250)

Balance at December 31, 2010	$246

Balance at December 31, 2010	246
Total change in fair value	158
Exercise of warrants	(404)

Balance at December 31, 2011	$—

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during 2011 and 2010. Our fair value estimates at December 31, 2011 were as follows (in thousands):

	Fair value	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses during the year ended December 31, 2011
Liabilities:
ComVest warrants	$—	$—	$—	$—	$(158)

Total	$—	$—	$—	$—	$(158)

Our fair value estimates at December 31, 2010 were as follows (in thousands):

	Fair value	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains during the year ended December 31, 2010
Liabilities:
ComVest warrants	$246	$—	$—	$246	$250

Total	$246	$—	$—	$246	$250

Auction Rate Preferred Securities

Auction Rate Preferred Securities (“ARPS”) were our only assets measured at fair value on a recurring basis in the year ended December 31, 2009. We classified the investment in ARPS as a Level 3 investment as these securities had significant unobservable inputs. The fair value of the investment in ARPS as of December 31, 2009 was $125,000, calculated utilizing a discounted cash flow analysis. This analysis considered, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of when the security will be redeemed by the issuer, which was February 2010. In February 2010, all of the remaining ARPS were redeemed by the issuer and we received cash proceeds of $125,000.

Warrants

We had issued 385,000 warrants, which were exercised in May 2011, with provisions that protected holders from a decline in the stock price instrument if we issued equity shares for a price that was lower than the exercise price of those instruments or issue new warrants or convertible instruments that had a lower exercise price. In accordance with accounting guidance, these warrants were recognized as liabilities and recorded at fair value on each reporting date. We measured the estimated fair value of these warrants as of date of exercise, May 5, 2011, and recorded a $158,000 loss during the year ended December 31, 2011 to record the liabilities associated with these warrants at their estimated fair value totaling $404,000 as of the date of exercise as compared to their estimated fair value of $246,000 at December 31, 2010. The estimated fair value of these securities on the date of exercise was the difference between the stock price on the date of exercise and the warrants’ exercise price. The estimated fair value of the securities was calculated using a Black-Scholes valuation model, which approximated a lattice valuation model, at December 31, 2010. The assumptions used in the Black-Scholes model at December 31, 2010 were as follows: a volatility rate of 41.0%, a risk-free interest rate of 0.19%, an expected life of 0.39 years and no dividend yield.

Basis for Valuation

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments. The fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of December 31, 2011 and 2010. The fair value of the ComVest warrants were computed using a Black-Scholes option pricing model. The carrying value and estimated fair value of our revolving credit note, promissory notes payable and ComVest warrants are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit note	$2,500	$2,500	$7,270	$7,270
Promissory notes	$2,361	$2,361	$2	$2
ComVest warrants	$—	$—	$246	$246

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010.

NOTE 8. INCOME TAXES

The components of income tax expense for the years ended December 31, 2011, 2010 and 2009, consisted of the following (in thousands):

	December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
Foreign	15	—	—
State	59	21	62

Total current	74	21	62

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	—

Total	$74	$21	$62

Income tax (benefit) expense differs from amounts computed by applying the statutory federal rate of 34.0% to pretax loss for the years ended December 31, 2011, 2010, and 2009, as follows (in thousands):

	December 31,
	2011	2010	2009
Computed federal income tax benefit at statutory rate of 34.0%	$(3,180)	$(352)	$(972)
State income taxes	42	40	33
Meals and entertainment	94	66	51
Other	49	(67)	13
Foreign taxes	15	—	—
Stock-based compensation	138	158	108
Change in valuation allowance	2,916	176	829

Total income tax expense	$74	$21	$62

Deferred federal and state income tax assets and liabilities at December 31, 2011 and 2010, consisted of the following temporary differences and carry-forward items (in thousands):

	December 31,
	2011		2010
	Current	Non-current	Current	Non-current
Deferred income tax assets:
Net operating loss carry-forwards	$—	$19,554	$—	$15,799
AMT and foreign tax credit carry-forwards	—	83	—	69
Property and equipment, and intangible assets	—	1,771	—	2,411
Reserves, accrued liabilities, and other	324	473	408	103
Stock-based compensation	—	2,046	—	1,952

Total deferred income tax assets	324	23,927	408	20,334
Valuation allowance	(324)	(23,927)	(408)	(20,334)

Deferred income tax assets	$—	$—	$—	$—

We establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We are uncertain whether our deferred tax assets can be realized due to our history of operating losses. Accordingly, a valuation allowance has been recorded at December 31, 2011 and 2010 to reduce the deferred income tax assets to the amount which management believes is more likely than not to be realized.

The net change in our valuation allowance was an increase of $3.5 million in 2011, a decrease of $44,000 in 2010 and an increase of $795,000 in 2009.

As of December 31, 2011, we had net operating loss carry-forwards for federal income tax reporting purposes of approximately $48.9 million that will begin to expire starting in 2018 through 2031 if not utilized. We had state net operating loss carry-forwards of approximately $51.3 million which expire depending on the rules of the various states to which the net operating losses are allocated. Approximately $1.1 million of net operating loss carry-forwards as of December 31, 2011 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized. We also have alternate minimum tax credit carry-forwards of approximately $69,000 that have no expiration date. Utilization of our net operating loss and tax credit carry-forwards are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of a portion of the net operating loss and credit carry-forwards before they are fully utilized.

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

The Company’s U.S. federal income tax returns for 2008 through 2011 are open tax years. The Company also files in various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for years prior to 2008.

NOTE 9. CAPITAL TRANSACTIONS

Issuances of Common Stock

In June 2011, we sold 7.2 million shares of common stock at $3.32 per share for a total of $23.9 million to a single investor. Net proceeds of the offering, after expenses of $232,000, were $23.6 million.

We received proceeds of $1.6 million, $1.8 million and $484,000 from the exercise of 624,000, 864,000 and 215,000 options and warrants during the years ended December 31, 2011, 2010 and 2009, respectively.

We issued 18,000, 45,000 and 68,000 shares of common stock valued at $67,000, $126,000 and $175,000 to a third party for investor relations services during the years ended December 31, 2011, 2010 and 2009, respectively.

In December 2009, we sold 3.4 million shares of common stock at $2.45 per share for a total of $8.4 million to an investment fund.

Net proceeds of the offering, after placement fees and expenses of $514,000, were $7.9 million.

Employee Stock Purchase Plan

We reestablished the ability for employees to participate in the 2005 Employee Stock Purchase Plan (“Purchase Plan”) commencing on October 1, 2010. The Purchase Plan provides that up to 1,000,000 shares of common stock may be sold to participating employees and expires at the beginning of 2014. Each participating period is three months in length. The purchase price a participant pays for the shares is equal to 85% of the closing market bid price of the common stock on the first business day or the last business day of each participating period, whichever is lower. We issued 80,000 and 28,000 shares of common stock for proceeds of $225,000 and $53,000 under the Purchase Plan to eligible employees during the years ended December 31, 2011 and 2010, respectively. Stock compensation expense recognized under the Purchase Plan was $72,000 and $17,000 during the years ended December 31, 2011 and 2010. The Company had 892,000 shares of common stock available for issuance under the Purchase Plan at December 31, 2011. No employees participated in the plan during 2009.

Preferred Stock

The Board of Directors is authorized to issue shares of our authorized but unissued preferred stock in one or more series. With respect to any series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or any other characteristics, preferences, limitations, rights, privileges, immunities or terms. There was no preferred stock outstanding at December 31, 2011 or 2010.

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

Our stock-based compensation primarily consists of the following plans:

2008 Equity Incentive Plan: Effective July 1, 2008, we established the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan provides for a maximum of 3,272,500 shares of our common stock to be awarded to participants and their beneficiaries. The shareholders approved and we amended the inContact 2008 Equity Incentive Plan increasing the number of common shares available for awards from 2,272,500 to 3,272,500 in June 2010. The Compensation Committee (the “Committee”), as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the 2008 Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (“SAR”) and restricted stock units (“RSU”). The terms and exercise prices of options are established by the Committee; except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2011, incentive stock options and RSUs to purchase a total of 3,028,204 shares had been granted, and had either been exercised or were outstanding under the 2008 Plan.

Long-Term Stock Incentive Plan: Effective March 11, 1999, we established the Long-Term Stock Incentive Plan (“1999 Plan”). The 1999 Plan provides for a maximum of 1,200,000 shares of our common stock to be awarded to participants and their beneficiaries. The Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under 1999 Plan. The Committee may grant incentive stock options; non-qualified options; SARs; and on a limited basis, stock awards. The terms and exercise prices of options are established by the Committee; except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2011, stock options to purchase a total of 941,854 shares had been granted, and had either been exercised or were outstanding under the 1999 Plan.

Other Options: Our Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees and consultants as compensation and in connection with obtaining financing.

Stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) was included in the following captions within the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Costs of revenue	$267	$247	$32
Selling and marketing	432	278	254
Research and development	139	101	322
General and administrative	660	767	1,013

Total stock-based compensation expense	$1,498	$1,393	$1,621

Employee Stock Options

As of December 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $1.3 million and is expected to be recognized over a weighted average period of 1.6 years.

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Dividend yield	None	None	None
Volatility	71%	71%	66%
Risk-free interest rate	1.21%	1.78%	1.67%
Expected life (years)	4.0	4.0	4.6

The following tables summarize all stock option activity during the years ended December 31, 2011, 2010 and 2009, (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2008	4,552	$2.85
Granted	1,092	$1.99
Exercised	(201)	$2.41
Cancelled or expired	(728)	$3.04

Balance at December 31, 2009	4,715	$2.64
Granted	1,027	$2.98
Exercised	(314)	$2.38
Cancelled or expired	(690)	$2.62

Balance at December 31, 2010	4,738	$2.74
Granted	1,289	$3.62
Exercised	(469)	$2.52
Cancelled or expired	(365)	$2.98

Balance at December 31, 2011	5,193	$2.95	2.7	$7,757

Vested and exercisable at December 31, 2011	3,195	$2.78	2.0	$5,327

Unvested at December 31, 2011	1,998	$3.24	3.9	$2,430

We received cash proceeds from the exercise of options of $1.2 million in 2011, $716,000 in 2010 and $484,000 in 2009. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $840,000, $118,000 and $78,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

A summary of the options outstanding and options exercisable at December 31, 2011 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Vested and Exercisable
Exercise price range	Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$0.90 – $1.80	590	2.2	$1.76	396	$1.75
$1.81 – $2.70	1,425	2.1	$2.28	1,262	$2.26
$2.71 – $3.60	2,638	3.1	$3.29	1,281	$3.26
$3.61 – $4.50	253	3.6	$4.02	88	$4.14
$4.51 – $5.40	287	3.0	$4.76	168	$4.66

	5,193	2.7	$2.95	3,195	$2.78

A summary of the activity for unvested share awards for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Options	Weighted-Average Fair Value
Balance at December 31, 2008	1,720	$1.40
Granted	1,092	$1.37
Vested	(625)	$1.43
Cancelled or expired	(360)	$1.43

Balance at December 31, 2009	1,827	$1.35
Granted	1,027	$1.60
Vested	(739)	$1.41
Cancelled or expired	(464)	$1.38

Balance at December 31, 2010	1,651	$1.48
Granted	1,289	$1.93
Vested	(661)	$1.44
Cancelled or expired	(281)	$1.49

Balance at December 31, 2011	1,998	$1.77

Warrants to Purchase Common Shares

In November 2008, we entered into a consulting agreement and issued warrants to purchase a total of 50,000 shares of our common stock at $1.00 per share. The warrants vested evenly over 12 months. 25,000 of the warrants vested and the remaining 25,000 were cancelled during 2009 upon cancellation of the agreement. We recognized expense of $20,808 during the year ended December 31, 2009 related to the issued warrants.

In November 2008, we entered into a mutual release agreement with a former officer of inContact. Under the agreement, we agreed to issue this former officer warrants to purchase a total of 70,000 shares of our common stock at $1.00 per share. The warrants were fully vested at the time of issuance and were exercised in November 2011.

In May 2006 we issued 330,000 warrants to ComVest to purchase 330,000 shares of common stock at $2.75. In January 2007, we amended the ComVest convertible term note and revolving credit note agreement that existed at that time. In conjunction with the amendment, we issued warrants to ComVest to purchase 55,000 shares of common stock at $2.90 per share. The warrants vested immediately. These warrants were included as a liability in the consolidated balance sheet under warrant liability at December 31, 2010 and were exercised in May 2011.

The following tables summarize the warrant activity for the years ended December 31, 2011, 2010 and 2009 as follows (in thousands, except per share amounts):

	Outstanding Warrants	Range of Exercise Prices	Weighted-Average Exercise Price
Balance at December 31, 2008	1,260	$1.00 – $4.00	$2.42
Cancelled and expired	(170)	1.00 – 4.00	3.56
Exercised	(25)	1.00	1.00

Balance at December 31, 2009	1,065	1.00 – 2.95	2.27
Cancelled and expired	(60)	2.95	2.95
Exercised	(550)	2.00	2.00

Balance at December 31, 2010	455	1.00 – 2.90	2.50
Cancelled and expired	—	0.00	0.00
Exercised	(455)	1.00 – 2.90	2.50

Balance at December 31, 2011	—	$0.00	$0.00

Restricted Stock Units

In June 2010, the Board of Directors of inContact approved an annual compensation package for the non-employee Directors of inContact. Under the package, non-employee directors receive a cash payment of $50,000 per year paid in monthly installments and an award of restricted stock units on July 1 of each year commencing in 2010 in number equal to $50,000 divided by the fair market value of inContact’s common stock at July 1 of each annual period, which is the grant date. The restricted stock units vest in equal monthly installments over the one-year period following the date of the award; provided, that vesting is accelerated in the event of a greater than 50% change in voting control of inContact or membership of the Board of Directors or a disposition of more than 50% of the assets of inContact (a “Corporate Event”). Each restricted stock unit represents the right to receive one share of inContact common stock (subject to adjustment in the event of a stock dividend, share combination, recapitalization or similar event as provided in the Plan) upon termination of service as a director for any reason or the occurrence of a Corporate Event. The compensation package also provides for additional annual issuances of restricted stock units to the chairperson of the Audit Committee, Compensation Committee, or Corporate Governance and Nominating Committee of the Board, in number equal to $10,000 divided by the fair market value of inContact’s common stock on July 1 of each annual period, which is the grant date.

During the years ended December 31, 2011, 2010 and 2009, we granted 58,000, 112,178 and 106,740 restricted stock units, respectively. The grants were valued at $280,000, $280,000 and $215,000, respectively, based on the closing stock price of inContact common stock on the date of grant. The compensation is expensed over the vesting period using the graded-vesting method. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2011, 2010 and 2009 was $4.87, $2.50 and $2.01, respectively. The total fair value of restricted stock units vested during 2011, 2010 and 2009 was approximately $280,000, $263,000 and $281,000, respectively. Total compensation costs related to unvested restricted stock awards expected to be recognized was $49,000 as of December 31, 2011. The compensation cost is expected to be recognized over the weighted average period of 0.5 years.

NOTE 11. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $84,000 in 2011, $78,000 in 2010 and $72,000 in 2009 for consulting, marketing and financing activities. We owed the Chairman $7,000 at both December 31, 2011 and 2010.

Concurrent with selling 7.2 million shares of common stock to an investor in June 2011 (Note 9), we entered into a commercial agreement with Siemens Enterprise Communications, Inc. (“Siemens”), a subsidiary of the investor, whereby Siemens became a world-wide reseller of inContact’s portfolio of cloud-based solutions with minimum revenue purchase commitments of $5.0 million and $10.0 million during 2012 and 2013, respectively. No revenue was recorded during the year ended December 31, 2011 related to this agreement. We purchased phones from Siemens for $146,000 during the year ended December 31, 2011. The investor paid $18,000 to be a sponsor at our user conference during the year ended December 31, 2011.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Certain customer lists purchased in 2001 through 2003 were financed through loans from various investors. All loans were paid prior to December 31, 2006. As part of the loan agreements, we agreed to pay a percentage of revenue received from the purchased customers to these investors as long as the customers remain with inContact. We paid these investors $326,000 in 2011, $329,000 in 2010 and $523,000 in 2009.

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

Operating Leases

The following schedule summarizes the future minimum lease payments on operating leases at December 31, 2011 (in thousands):

Year ended December 31,
2012	$1,464
2013	1,477
2014	1,437
2015	883
Thereafter	190

Total	$5,451

Rent expense was $1.7 million in 2011, $1.4 million in 2010 and $1.7 million in 2009.

Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

The following schedule summarizes the future minimum payments under these arrangements at December 31, 2011 (in thousands):

Year ended December 31,
2012	$927
2013	928
2014	754
2015	711
Thereafter	513

Total	$3,833

NOTE 13. EMPLOYEE BENEFIT PLAN

The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the statutorily prescribed limit to the plan. Employees are eligible on the first day of the month following their employment date. The Company matches 50% of the first 4% of an employee’s salary contributed to the plan. The Company made matching contributions during 2011, 2010 and 2009 of $265,000, $228,000 and $187,000, respectively.

NOTE 14. SEGMENTS

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

Operating segment revenues and profitability for the year ended December 31, 2011 were as follows (in thousands):

	Year Ended December 31, 2011
	Software	Telecom	Consolidated
Net revenue	$39,870	$49,115	$88,985
Costs of revenue	16,940	35,637	52,577

Gross profit	22,930	13,478	36,408
Gross margin	58%	27%	41%
Operating expenses:
Direct selling and marketing	19,810	3,421	23,231
Direct research and development	5,706	—	5,706
Indirect	12,734	3,336	16,070

(Loss) income from operations	$(15,320)	$6,721	$(8,599)

Operating segment revenues and profitability for the year ended December 31, 2010 were as follows (in thousands):

	Year Ended December 31, 2010
	Software	Telecom	Consolidated
Net revenue	$33,692	$48,463	$82,155
Costs of revenue	12,051	34,542	46,593

Gross profit	21,641	13,921	35,562
Gross margin	64%	29%	43%
Operating expenses:
Direct selling and marketing	14,662	3,467	18,129
Direct research and development	4,638	—	4,638
Indirect	10,342	3,405	13,747

(Loss) income from operations	$(8,001)	$7,049	$(952)

Operating segment revenues and profitability for the year ended December 31, 2009 were as follows (in thousands):

	Year Ended December 31, 2009
	Software	Telecom	Consolidated
Net revenue	$29,103	$55,080	$84,183
Costs of revenue	9,681	40,334	50,015

Gross profit	19,422	14,746	34,168
Gross margin	67%	27%	41%
Operating expenses:
Direct selling and marketing	11,322	5,123	16,445
Direct research and development	4,188	—	4,188
Indirect	10,178	5,126	15,304

(Loss) income from operations	$(6,266)	$4,497	$(1,769)

NOTE 15. SUBSEQUENT EVENTS

In January 2012, we paid $2.5 million of the outstanding Revolving Credit Agreement, which was $2.5 million at December 31, 2011.

INCONTACT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for uncollectible accounts receivable:	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
Year ended December 31, 2011	$749	$350	$608	$491
Year ended December 31, 2010	$1,371	$—	$622	$749
Year ended December 31, 2009	$1,871	$375	$875	$1,371