Form 10-Q
period 2012-03-31
inContact, Inc.
filed 2012-05-04
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 27, 2012
Common Stock, $0.0001 par value	43,876,003 shares

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,182	$17,724
Restricted cash	246	246
Accounts and other receivables, net of allowance for uncollectible accounts of $785 and $491, respectively	12,851	12,916
Other current assets	3,160	2,526

Total current assets	32,439	33,412
Property and equipment, net	20,016	18,685
Intangible assets, net	1,407	1,394
Goodwill	4,086	4,086
Other assets	902	837

Total assets	$58,850	$58,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,998	$7,180
Accrued liabilities	2,048	2,769
Accrued commissions	1,529	1,291
Current portion of deferred revenue	1,369	1,056
Current portion of long-term debt and capital lease obligations	3,113	2,831

Total current liabilities	15,057	15,127
Long-term debt and capital lease obligations	6,783	5,964
Deferred rent	329	161
Deferred revenue	1,080	946

Total liabilities	23,249	22,198

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,862,404 and 43,623,381 shares issued and outstanding as of
March 31, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	112,549	111,415
Accumulated deficit	(76,952)	(75,203)

Total stockholders’ equity	35,601	36,216

Total liabilities and stockholders’ equity	$58,850	$58,414

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS—(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Net revenue:
Software	$12,302	$9,334
Telecom	13,373	12,001

Total net revenue	25,675	21,335

Costs of revenue:
Software	5,090	3,590
Telecom	9,227	8,898

Total costs of revenue	14,317	12,488

Gross profit	11,358	8,847

Operating expenses:
Selling and marketing	7,020	5,210
Research and development	1,837	1,400
General and administrative	4,094	3,129

Total operating expenses	12,951	9,739

Loss from operations	(1,593)	(892)
Other income (expense):
Interest expense	(94)	(132)
Change in fair value of warrants	—	50
Other expense	(47)	(13)

Total other expense	(141)	(95)

Loss before income taxes	(1,734)	(987)
Income tax expense	(15)	(15)

Net loss and comprehensive loss	$(1,749)	$(1,002)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	44,188	36,121

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2011	43,624	$4	$111,415	$(75,203)	$36,216
Common stock issued for options exercised	226	—	580	—	580
Common stock issued under the employee stock purchase plan	12	—	45	—	45
Stock-based compensation	—	—	509	—	509
Net loss	—	—	—	(1,749)	(1,749)

Balance at March 31, 2012	43,862	$4	$112,549	$(76,952)	$35,601

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,749)	$(1,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,087	869
Amortization of software development costs	899	575
Amortization of intangible assets	80	137
Amortization of note financing costs	8	24
Interest accretion	4	5
Stock-based compensation	509	244
Stock issued for services	—	19
Change in fair value of warrants	—	(50)
Loss on disposal of property and equipment	46	13
Changes in operating assets and liabilities:
Accounts and other receivables, net	141	(373)
Other current assets	(639)	(481)
Other non-current assets	(65)	56
Trade accounts payable	(183)	724
Accrued liabilities	(661)	597
Accrued commissions	238	(61)
Deferred rent	19	(19)
Deferred revenue	447	195

Net cash provided by operating activities	181	1,472

Cash flows from investing activities:
Contingent purchase price payments	—	(135)
Purchase of intangible assets	(93)	—
Capitalized software development costs	(1,361)	(1,129)
Purchases of property and equipment	(704)	(1,098)

Net cash used in investing activities	(2,158)	(2,362)

Cash flows from financing activities:
Proceeds from exercise of options	580	53
Proceeds from sale of stock under employee stock purchase plan	45	39
Principal payments on long-term debt and capital leases	(690)	(530)
Borrowings under the revolving credit notes	3,000	5,230
Payments under the revolving credit notes	(2,500)	(4,000)

Net cash provided by financing activities	435	792

Net decrease in cash and cash equivalents	(1,542)	(98)
Cash and cash equivalents at the beginning of the period	17,724	10,321

Cash and cash equivalents at the end of the period	$16,182	$10,223

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$237	$41
Property and equipment and other assets financed through capital leases	$1,284	$1,005

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) is incorporated in the state of Delaware. We provide cloud-based contact center applications through our inContact® portfolio, an advanced contact handling and performance management software application. “Cloud-based” is a term to refer to computing, data storage and delivery of technology services through the Internet, which includes software-as-a-service (“SaaS”). Our services provide a variety of connectivity options for carrying inbound calls to our inContact portfolio or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of telecommunications services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the telecommunications services they need, combine those services in a customized enhanced contact center package, receive one bill for those services and call a single point of contact if a service problem or billing issue arises.

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2011 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) accounting guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. In addition, in December 2011, the FASB issued an amendment to the accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. In accordance with the guidance, we have presented condensed statements of operations and comprehensive loss as a single continuous statement.

NOTE 2. REVENUE RECOGNITION

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service provided for the customer as follows:

•

inContact portfolio of services. Revenue is derived from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Monthly recurring subscription charges are generally billed in arrears and recognized for the period in which they are earned. For subscription contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers do not have the right to take possession of the software. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. In addition to the monthly recurring subscription revenue, revenue is also derived on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) are recognized as revenue over the period that services are provided. Fees for telecommunications services in multiple element arrangements within the inContact portfolio are based on usage and are recognized as revenue in the same manner as fees for telecommunications services discussed in the following paragraph. Also included is revenue related to the quarterly minimum purchase commitments through the year ended 2013, from a related party reseller (Note 11).

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

As a result of incurring a net loss for the three months ended March 31, 2012 and 2011, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 5.1 million and 5.6 million shares of common stock at March 31, 2012 and 2011, respectively.

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

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). There was no activity for the period ended March 31, 2012. The table reflects activity for the quarter for all financial assets and liabilities categorized as Level 3 during the period ended March 31, 2011 (in thousands):

Warrants
Balance at December 31, 2010	$(246)
Total change in fair value	50

Balance at March 31, 2011	$(196)

Warrants

We had issued 385,000 warrants, which were exercised in May 2011, with provisions that protected holders from a decline in the stock price instrument if we issued equity shares for a price that was lower than the exercise price of those instruments or issued new warrants or convertible instruments that had a lower exercise price. In accordance with accounting guidance, these warrants were recognized as liabilities and recorded at fair value on each reporting date. We measured the estimated fair value of these warrants as of March 31, 2011 and recorded a $50,000 gain during the three months ended March 31, 2011 to record the liabilities associated with these warrants at their estimated fair value totaling $196,000 as of that date as compared to their estimated fair value of $246,000 at December 31, 2010. We estimated the fair value of these securities using a Black-Scholes valuation model, which approximated a lattice valuation model. The assumptions used in the Black-Scholes model at March 31, 2011 were as follows: a volatility rate of 46%, a risk-free interest rate of 0.15%, an expected life of 0.15 years and no dividend yield. The assumptions used in the Black-Scholes model at December 31, 2010 were as follows: a volatility rate of 41%, a risk-free interest rate of 0.19%, an expected life of 0.39 years and no dividend yield.

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2012 and 2011. No financial assets or liabilities were measured at fair value on a recurring basis or a non-recurring basis at March 31, 2012 and December 31, 2011.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents approximate fair values because of the immediate or short-term maturities of these financial instruments. The estimated fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model and approximated the carrying amount as the individual notes bear interest at market interest rates and are considered to be classified within Level 2 of the fair value hierarchy.

NOTE 5. INTANGIBLES

Intangible assets consisted of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	assets	amortization	assets, net	assets	amortization	assets, net
Customer lists acquired	$16,495	$16,236	$259	$16,495	$16,222	$273
Technology and patents	10,231	10,013	218	10,231	9,966	265
Tradenames and trademarks	1,194	411	783	1,194	392	802
Domain name	54	—	54	54	—	54
Patents in process	93	—	93	—	—	—

Total intangible assets	$28,067	$26,660	$1,407	$27,974	$26,580	$1,394

Amortization expense was $80,000 and $137,000 during the three months ended March 31, 2012 and 2011, respectively.

Based on the recorded intangibles at March 31, 2012, estimated amortization expense is expected to be $158,000 during the remainder of 2012, $210,000 in 2013, $210,000 in 2014, $140,000 in 2015, $133,000 in 2016 and $409,000 thereafter.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Accrued payphone and carrier charges	$306	$342
Accrued payroll and other compensation	1,467	1,895
Current portion of deferred rent	1	150
Other	274	382

Total accrued liabilities	$2,048	$2,769

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $3.0 million from our revolving credit loan agreement of $8.5 million (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and paid down $2.5 million on the Revolving Credit Agreement during the three months ended March 31, 2012. The balance of our Revolving Credit Agreement was $3.0 million at March 31, 2012, which was paid in April 2012. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2013.

The Zions Revolving Credit Agreement contains certain covenants, with the most significant covenants being a requirement to maintain a specified minimum liquidity position and minimum quarterly EBITDA (defined as earnings before interest expense, income tax expense, depreciation, amortization and other non-cash charges), a requirement to maintain a minimum working capital balance and a requirement to maintain a minimum cash balance, which were established by amendment to the Revolving Credit Agreement in June 2011. As of March 31, 2012, the minimum liquidity position and minimum quarterly EBITDA covenant requires that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.0 million, calculated as of the last day of each calendar quarter, is required. Based on our projections, we believe we will maintain compliance with our loan covenants through 2012, however if future operating results are less favorable than currently anticipated, we may need to seek further amendments to modify its loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. The minimum working capital covenant requires minimum working capital of $1.0 million at all times during the term of the agreement and the minimum cash balance covenant requires a minimum cash balance of $3.5 million or the amount available under the line is reduced to 75% of billed accounts receivable. We were in compliance with all financial covenants related to the Revolving Credit Agreement at March 31, 2012.

We paid $208,000 of the $2.5 million promissory note payable (“Promissory Note”) to Zions during the three months ended March 31, 2012. The Promissory Note balance was $2.2 million at March 31, 2012.

During the three months ended March 31, 2012, we utilized the remaining $1.3 million of the $3.0 million equipment leasing facility commitment leasing entered into with Zions Credit Corporation. We paid $481,000 of capital lease obligations during the three months ended March 31, 2012. The balance of the capital lease obligations was $4.8 million at March 31, 2012.

NOTE 8. CAPITAL TRANSACTIONS

We received proceeds of $580,000 from the exercise of 226,000 options during the three months ended March 31, 2012. We issued 12,000 shares of common stock for proceeds of $45,000 under the employee stock purchase plan during the three month period ended March 31, 2012.

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

We recorded stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) to the same departments where cash compensation was recorded as follows (in thousands):

	Three months ended March 31,
	2012	2011
Costs of revenue	$130	$56
Selling and marketing	82	44
Research and development	123	33
General and administrative	174	130

Total	$509	$263

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the quarters ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Dividend yield	None	None
Volatility	72%	70%
Risk-free interest rate	0.48%	1.52%
Expected life (years)	4.1	4.2

During the three months ended March 31, 2012, we granted 100,250 stock options with exercise prices ranging from $4.44 to $5.85 and a weighted-average fair value of $2.64. During the three months ended March 31, 2011, we granted 481,000 stock options with exercise prices ranging from $3.10 to $3.42 and a weighted-average fair value of $1.78.

As of March 31, 2012, there was $1.3 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.2 years.

NOTE 11. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the three months ended March 31, 2012 and 2011for consulting, marketing and capital raising activities. We owed the Chairman $7,000 at March 31, 2012 and December 31, 2011. We recognized $750,000 of software revenue during the three months ended March 31, 2012, under an arrangement with a reseller, which is also a principal shareholder of inContact.

NOTE 12. SEGMENTS

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees, and revenue related to quarterly minimum purchase commitments through the year ended 2013, from a related party reseller. The Telecom segment includes all voice and data long distance services provided to customers.

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

Operating segment revenues and profitability for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$12,302	$13,373	$25,675	$9,334	$12,001	$21,335
Costs of revenue	5,090	9,227	14,317	3,590	8,898	12,488

Gross profit	7,212	4,146	11,358	5,744	3,103	8,847
Gross margin	59%	31%	44%	62%	26%	42%
Operating expenses:
Direct selling and marketing	5,805	843	6,648	4,149	754	4,903
Direct research and development	1,654	—	1,654	1,239	—	1,239
Indirect	3,833	816	4,649	2,844	753	3,597

(Loss) income from operations	$(4,080)	$2,487	$(1,593)	$(2,488)	$1,596	$(892)

NOTE 13. SUBSEQUENT EVENTS

In April 2012, we entered into a term loan agreement (“Term Loan”) with Zions for $4.0 million, which matures on May 1, 2016. We are allowed to draw up to the total of $4.0 million through April 30, 2013. Interest, if any, will be paid monthly in arrears, commencing on May 1, 2012, and the principal will be paid in 36 equal monthly installments commencing on June 1, 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

In April 2012, we amended the financial covenants and changed the maturity date of the Revolving Credit Agreement with Zions to July 2014. The amended financial covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.8 million, calculated as of the last day of each calendar quarter, is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2011 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission.

OVERVIEW

inContact began in 1997 as a reseller of telecommunications services and has evolved to become a leading provider of cloud-based contact center solutions. We help contact centers around the world create effective customer experiences through its powerful portfolio of cloud-based contact center call routing, self-service and agent optimization solutions. Our services and solutions enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction, create new pathways to profit and ensure ongoing customer-centric business improvement and growth.

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

DEVELOPMENTS

Our primary financial objective is to generate recurring cloud-based software revenue from sustainable sources by investing in various cloud-based software growth initiatives, as we believe we are in the early stages of a large, long-term market. In the past, we have grown that business through our direct sales initiatives and referral partner arrangements. In 2011, we added a new sales channel by entering into our first reseller agreement for our cloud-based contact center solutions with Siemens Enterprise Communications (“Siemens”). Siemens is a world-wide distributor/reseller of our portfolio of cloud-based software solutions, which includes the exclusive right to sell our solutions in EMEA. In November 2011, we entered into a North America reseller agreement with Verizon Business Communications (“Verizon”). Our opportunity in 2012 is to leverage the marketing and sales capacity of these large enterprises selling to call center owners and operators to increase our business in North America and establish our business overseas – all of which we believe will generate growth in our recurring cloud-based software revenue.

The new opportunity requires us to invest in the infrastructure to deliver our cloud-based software to new enterprise and international customers and increase our customer service and support capacity. We began making that investment in 2011 and have continued making that investment in 2012. The investments made have increased our cost of services and other operating expenses beginning in 2011 and continuing into 2012, which have adversely affected our margins and results of operations. Our ability to recoup that investment depends on how successful our reseller strategy is in 2012 and beyond, but we were able to mitigate the risk associated with future realization of sales, in part, by obtaining minimum purchase commitments from Siemens to generate $5.0 million of net software revenue in 2012 and $10.0 million in 2013.

SOURCES OF REVENUE

We derive our revenues from two major business activities: (1) hosting and support of our inContact portfolio of software services and associated professional services and (2) reselling telecommunication services. Our primary business focus is marketing and selling our inContact portfolio.

Software

Software delivery and support of our inContact portfolio is provided on a monthly recurring subscription basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact portfolio experience. Customers access “cloud-based” software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our telecommunications and data network is fundamental to our inContact portfolio and allows us to provide the all-in-one inContact solution. Software service revenue also includes revenue related to quarterly minimum purchase commitments through the year ended 2013, from a related party reseller.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2012 compared to our condensed consolidated operating results for the three months ended March 31, 2011 (in thousands):

	2012	2011	$ Change	% Change
Net revenue	$25,675	$21,335	4,340	20%
Costs of revenue	14,317	12,488	1,829	15%

Gross profit	11,358	8,847	2,511

Gross margin	44%	42%
Operating expenses:
Selling and marketing	7,020	5,210	1,810	35%
Research and development	1,837	1,400	437	31%
General and administrative	4,094	3,129	965	31%

Total operating expenses	12,951	9,739	3,212

Loss from operations	(1,593)	(892)	(701)
Other expense	(141)	(95)	(46)	(48%)

Loss before income taxes	(1,734)	(987)	(747)
Income tax expense	(15)	(15)	—

Net loss	$(1,749)	$(1,002)	$(747)

Revenue

Total revenues increased $4.3 million or 20% to $25.7 million during the three months ended March 31, 2012 compared to revenues of $21.3 million during the same period in 2011. The increase relates to an increase of $3.0 million in Software segment revenue due primarily to our continued focus and investment in sales and marketing efforts of our all-in-one inContact portfolio of cloud-based software solutions and revenue related to minimum purchase commitments from a reseller. Telecom segment revenue increased $1.3 million as the increase of Telecom revenue associated with our inContact portfolio customers exceeded the attrition of our Telecom only customers.

Costs of revenue and gross margin

Costs of revenue increased $1.8 million or 15% to $14.3 million during the three months ended March 31, 2012 compared to $12.5 million during the same period of 2011. Our gross margin increased two percentage points to 44% during the three months ended March 31, 2012 from 42% during the three months ended March 31, 2011. The increase in gross profit is primarily driven by reduced costs for providing Telecom revenue offset by increased Software costs of revenue. The increase in Telecom gross margin is due to increased efficiencies in call routing related to a 2011 investment in technology, which resulted in lower Telecom costs. Software gross margin decreased due to greater professional service and customer service personnel costs as we employ more personnel, including higher-paid employees with more developed skill sets to service larger mid-market and enterprise customers and to support resellers ahead of the anticipated revenue. The decrease in Software gross margin is also due to greater costs attributable to international infrastructure and call traffic and an increase in amortization of previously capitalized internal use software costs.

Selling and marketing

Selling and marketing expense increased $1.8 million or 35% to $7.0 million during the three months ended March 31, 2012 from $5.2 million during the same period in 2011. This increase is primarily a result of headcount additions for direct and channel sales employees and higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development

Research and development expense increased $437,000 or 31% to $1.8 million during the three months ended March 31, 2012 from $1.4 million during the same period in 2011. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $1.0 million or 31% to $4.1 million during the three months ended March 31, 2012 compared to $3.1 million during the same period in 2011. The increase is primarily due to increased personnel costs incurred to support our international business expansion.

Other expense

Other expense increased $46,000 to a net other expense of $141,000 during the three months ended March 31, 2012 from a net other expense of $95,000 during the same period in 2011. The difference is primarily due to the $50,000 decrease in fair value of the warrants during the three months ended March 31, 2011 as compared to no change in fair value of warrants during 2012 as the associated warrants were exercised in 2011. Net interest expense also decreased $38,000 for the first quarter of 2012 compared to the comparable period in 2011 due to a lower outstanding balance on our revolving credit agreement in 2012 as compared to 2011. The decrease in interest expense was offset by a loss on disposal of fixed assets.

Income taxes

Income taxes consist of state income taxes and remained flat for the quarter ended March 31, 2012 as compared to comparable period of 2011.

SEGMENT REPORTING

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees and revenue related to quarterly minimum purchase commitments through the year ended 2013, from a related party reseller. The Telecom segment includes all voice and data long distance services provided to customers.

For segment reporting, we classify operating expenses as either “direct” or “indirect.” Direct expense refers to costs attributable solely to either selling and marketing efforts or research and development efforts. Indirect expense refers to costs that management considers to be overhead in running the business. Management evaluates expenditures for both selling and marketing and research and development efforts at the segment level without the allocation of overhead expenses, such as compensation, rent, utilities and depreciation on property and equipment

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011	$ Change	% Change
Net revenue	$12,302	$9,334	2,968	32%
Costs of revenue	5,090	3,590	1,500	42%

Gross profit	7,212	5,744

Gross margin	59%	62%

Operating expenses:
Direct selling and marketing	5,805	4,149	1,656	40%
Direct research and development	1,654	1,239	415	33%
Indirect	3,833	2,844	989	35%

Loss from operations	$(4,080)	$(2,488)

The Software segment revenue increased by $3.0 million or 32% to $12.3 million during the three months ended March 31, 2012 from $9.3 million during the same period in 2011. The increase is primarily a result of the selling and marketing efforts we have undertaken to expand the inContact portfolio of software services in the market and revenue related to minimum purchase commitments from a reseller. Software segment revenue includes revenue from professional services of $559,000 for the first quarter of 2012 compared to $503,000 for the first quarter of 2011.

Gross margin decreased three percentage points to 59% in 2012 compared to 62% in 2011. The decrease in gross margin is primarily due to greater professional service and customer service personnel costs as we employ more personnel, including higher-paid employees with more developed skill sets to service larger mid-market and enterprise customers and to support resellers ahead of the anticipated revenue. The decrease in Software gross margin is also due to greater costs attributable to international infrastructure and call traffic and an increase in amortization of previously capitalized internal use software costs.

Direct selling and marketing expenses in the Software segment increased $1.7 million or 40% to $5.8 million during the three months ended March 31, 2012 compared to $4.1 million during the same period in 2011. This increase is a result of headcount additions for employees focused on managing and enhancing our partner relationships. We also continue to develop the services provided in the Software segment by investing in research and development. During the three months ended March 31, 2012 we incurred $1.7 million in direct research and development costs compared to $1.2 million during the same period in 2011 and have capitalized an additional $1.4 million of costs incurred during the three months ended March 31, 2012 related to our internally developed software compared to $1.1 million during the three months ended March 31, 2011. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $1.0 million or 35% to $3.8 million during the three months ended March 31, 2012 from $2.8 million for the same period in 2011 due to more indirect costs being allocated to the Software segment with the continued shift in revenue mix from the Telecom segment to the Software segment and the overall increase in indirect expenses.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011	$ Change	% Change
Net revenue	$13,373	$12,001	1,372	11%
Costs of revenue	9,227	8,898	329	4%

Gross profit	4,146	3,103

Gross margin	31%	26%

Operating expenses:
Direct selling and marketing	843	754	89	12%
Direct research and development	—	—	—	—
Indirect	816	753	63	8%

Income from operations	$2,487	$1,596

Telecom segment revenue increased $1.4 million or 11% to $13.4 million during three months ended March 31, 2012 from $12.0 million for the same period in 2011. This increase is associated with the Telecom revenue from our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased 4% due to the increase in revenue, but Telecom gross margin increased 5% due to increased efficiencies in call routing related to a 2011 investment in technology, which resulted in lower Telecom costs. Selling and marketing expenses increased $89,000 or 12% during the three months ended March 31, 2012 as compared to the same period in 2011, due to increased commissions as a result of increased revenue. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $63,000 or 8% during the three months ended March 31, 2012 compared to the same period in 2011 as a result of an overall increase in indirect expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2013. At March 31, 2012, we had $16.2 million of cash and cash equivalents. In addition to our $16.2 million of cash and cash equivalents, subject to meeting covenant requirements, we have access to additional available borrowings under our revolving credit note with Zions entered into in July 2009. The available borrowings under the revolving credit note are $5.5 million at March 31, 2012, based on the maximum available advance amount calculated on the March 20, 2012 borrowing base certificate, resulting in total cash and additional availability under the revolving credit note of $21.7 million at March 31, 2012. The balance of our revolving credit note at March 31, 2012 was $3.0 million and the proceeds were used to take advantage of vendor discounts on early payment terms. We had no outstanding balance during most of the first quarter. The outstanding balance ranged from $0.0 to $3.0 million during the first quarter of 2012 and we paid the outstanding balance of $3.0 million in April 2012.

In April 2012, we amended the financial covenants and changed the maturity date of the Revolving Credit Agreement with Zions to July 2014. The amended financial covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.8 million, calculated as of the last day of each calendar quarter, is required.

We experienced a net loss of $1.7 million during the three months ended March 31, 2012. Significant non-cash expenses affecting operations during the three months ended March 31, 2012 were $2.1 million of depreciation and amortization and $509,000 of stock-based compensation. Our operating activities provided cash flows of $181,000 during the three months ended March 31, 2012.

We paid $208,000 of the $2.5 million Promissory Note to Zions during the three months ended March 31, 2012. The balance of our Promissory Note was $2.2 million at March 31, 2012, of which $833,000 is current. During the three months ended March 31, 2012, we utilized the remaining $1.3 million of the $3.0 million equipment leasing facility commitment leasing entered into with Zions Credit Corporation. We paid $481,000 of capital lease obligations during the three months ended March 31, 2012. The balance of capital lease obligations was $4.8 million at March 31, 2012, of which $2.3 million is current.

In April 2012, we entered into a Term Loan with Zions for $4.0 million to help finance the acquisition of capital assets and the continued development of our international infrastructure. We are allowed to draw up to the total of $4.0 million through April 30, 2013. Interest, if any, will be paid monthly in arrears, commencing on May 1, 2012, and the principal will be paid in 36 equal monthly installments commencing on June 1, 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash, our revolving credit note, term debt and equipment leasing facilities to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our revolving credit note, term debt and equipment leasing facilities will be sufficient to meet our cash requirements during at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are invested with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.

Interest rates on our leasing facility and revolving credit facility are variable so market fluctuations in interest rate may increase our interest expense.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

During the quarter ended March 31, 2012, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part I, Item 3 of our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2012.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in the 2011 Annual Report on Form 10-K under Item 1A “Risk Factors,” actual results may differ from those in the forward-looking statements.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document
10.1	Amended and Restated Loan Agreement between inContact and Zions dated April 30, 2012

10.2	Amended and Restated Promissory Revolving Loan Note issued to Zions dated April 30, 2012

10.3	Promissory Term Loan Note to Zions dated April 30, 2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2011 (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: May 4, 2012	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: May 4, 2012	By:	/s/ Gregory S. Ayers
Gregory S. Ayers Principal Financial and Accounting Officer