Form 10-Q
period 2012-06-30
inContact, Inc.
filed 2012-08-09
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 24, 2012
Common Stock, $0.0001 par value	44,479,966 shares

ITEM NUMBER AND CAPTION

PART I – FINANCIAL INFORMATION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,495	$17,724
Restricted cash	81	246
Accounts and other receivables, net of allowance for uncollectible accounts of $737 and $491, respectively	13,631	12,916
Other current assets	3,137	2,526

Total current assets	33,344	33,412
Property and equipment, net	20,729	18,685
Intangible assets, net	1,386	1,394
Goodwill	4,086	4,086
Other assets	1,005	837

Total assets	$60,550	$58,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,641	$7,180
Accrued liabilities	2,849	2,769
Accrued commissions	1,538	1,291
Current portion of deferred revenue	1,390	1,056
Current portion of long-term debt and capital lease obligations	3,020	2,831

Total current liabilities	16,438	15,127
Long-term debt and capital lease obligations	6,136	5,964
Deferred rent	351	161
Deferred revenue	1,794	946

Total liabilities	24,719	22,198

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 44,407,975 and 43,623,381 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	114,464	111,415
Accumulated deficit	(78,637)	(75,203)

Total stockholders’ equity	35,831	36,216

Total liabilities and stockholders’ equity	$60,550	$58,414

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS - (Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenue:
Software	$12,828	$9,503	$25,130	$18,837
Telecom	13,387	12,240	26,760	24,241

Total net revenue	26,215	21,743	51,890	43,078

Costs of revenue:
Software	5,259	3,993	10,349	7,583
Telecom	9,196	8,733	18,423	17,631

Total costs of revenue	14,455	12,726	28,772	25,214

Gross profit	11,760	9,017	23,118	17,864

Operating expenses:
Selling and marketing	6,898	5,887	13,918	11,097
Research and development	2,279	1,372	4,116	2,772
General and administrative	4,049	3,523	8,143	6,652

Total operating expenses	13,226	10,782	26,177	20,521

Loss from operations	(1,466)	(1,765)	(3,059)	(2,657)
Other income (expense):
Interest income	3	—	3	—
Interest expense	(108)	(146)	(202)	(278)
Change in fair value of warrants	—	(208)	—	(158)
Other expense	(99)	(3)	(146)	(16)

Total other expense	(204)	(357)	(345)	(452)

Loss before income taxes	(1,670)	(2,122)	(3,404)	(3,109)
Income tax expense	(15)	(16)	(30)	(31)

Net loss and comprehensive loss	$(1,685)	$(2,138)	$(3,434)	$(3,140)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.06)	$(0.08)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	44,561	37,674	44,374	36,902

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2011	43,624	$4	$111,415	$(75,203)	$36,216
Common stock issued for options exercised	755	—	2,078	—	2,078
Common stock issued under the employee stock purchase plan	29	—	121	—	121
Stock-based compensation	—	—	850	—	850
Net loss	—	—	—	(3,434)	(3,434)

Balance at June 30, 2012	44,408	$4	$114,464	$(78,637)	$35,831

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,434)	$(3,140)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	2,382	1,707
Amortization of software development costs	1,961	1,276
Amortization of intangible assets	133	274
Amortization of note financing costs	18	48
Interest accretion	8	11
Stock-based compensation	850	617
Change in fair value of warrants	—	158
Loss on disposal of property and equipment	146	26
Changes in operating assets and liabilities:
Accounts and other receivables, net	(766)	(1,036)
Other current assets	(616)	(394)
Other non-current assets	(147)	(42)
Trade accounts payable	494	(1,526)
Accrued liabilities	232	(414)
Accrued commissions	247	52
Deferred rent	40	(39)
Deferred revenue	1,182	365

Net cash provided by (used in) operating activities	2,730	(2,057)

Cash flows from investing activities:
Decrease in restricted cash	165	—
Contingent purchase price payments	—	(135)
Purchase of intangible assets	(125)	—
Payments made for deposits	(19)	—
Capitalized software development costs	(2,760)	(2,134)
Purchases of property and equipment	(2,473)	(1,971)

Net cash used in investing activities	(5,212)	(4,240)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	2,078	604
Proceeds from sale of stock under employee stock purchase plan	121	87
Proceeds from issuance of common stock	—	23,865
Payment of debt financing fees	(29)	—
Principal payments on long-term debt and capital leases	(1,417)	(1,132)
Borrowings under the revolving credit notes	6,000	7,730
Payments under the revolving credit notes	(5,500)	(15,000)

Net cash provided by financing activities	1,253	16,154

Net (decrease) increase in cash and cash equivalents	(1,229)	9,857
Cash and cash equivalents at beginning of period	17,724	10,321

Cash and cash equivalents at end of period	$16,495	$20,178

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$112	$51
Property and equipment and other assets financed through capital leases	$1,284	$2,099
Cashless exercise of warrants	$—	$404
Equity issuance costs included in accrued liabilities	$—	$232

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) is incorporated in the state of Delaware. We provide cloud contact center applications through our inContact® portfolio, an advanced contact handling and performance management software application. “Cloud” is a term to refer to computing, data storage and delivery of technology services through the Internet, which includes software-as-a-service (“SaaS”). Our services provide a variety of connectivity options for carrying inbound contacts to our inContact portfolio or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of telecommunications services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the telecommunications services they need, combine those services in a customized enhanced contact center package, receive one bill for those services and call a single point of contact if a service problem or billing issue arises.

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2011 Annual Report on Form 10-K.

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

Revenue is determined and recognized based on the type of service provided for the customer as follows:

•

inContact portfolio of services. Revenue is derived from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Monthly recurring subscription charges are generally billed in arrears and recognized for the period in which they are earned. For subscription contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangements, because customers do not have the right to take possession of the software. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. In addition to the monthly recurring subscription revenue, revenue is also derived on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) are recognized as revenue over the period that services are provided. Fees for telecommunications services in multiple element arrangements within the inContact portfolio are based on usage and are recognized as revenue in the same manner as fees for telecommunications services discussed in the following paragraph. Also included is revenue related to the quarterly minimum purchase commitments through the year ended 2013, from a related party reseller (Note 11).

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

As a result of incurring a net loss for the three and six months ended June 30, 2012 and 2011, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 4.5 million and 5.1 million shares of common stock at June 30, 2012 and 2011, respectively.

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

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). There was no activity for the three and six month periods ended June 30, 2012. The table reflects activity for all financial assets and liabilities categorized as Level 3 during the three and six month periods ended June 30, 2011 (in thousands):

	Warrants		Warrants
Balance at March 31, 2011	$(196)	Balance at December 31, 2010	(246)
Total change in fair value	(208)	Total change in fair value	(158)
Total redemptions	404	Total redemptions	404

Balance at June 30, 2011	$—	Balance at June 30, 2011	$—

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

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2012 and 2011. No financial assets or liabilities were measured at fair value on a recurring basis or a non-recurring basis at June 30, 2012 and December 31, 2011.

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

NOTE 5. INTANGIBLES

Intangible assets consisted of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross assets	Accumulated amortization	Intangible assets, net	Gross assets	Accumulated amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,249	$246	$16,495	$16,222	$273
Technology and patents	10,231	10,032	199	10,231	9,966	265
Trade names and trade marks	1,194	432	762	1,194	392	802
Domain name	54	—	54	54	—	54
Patents in process	125	—	125	—	—	—

Total	$28,099	$26,713	$1,386	$27,974	$26,580	$1,394

We recorded amortization expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization expense	$53	$137	$133	$274

Based on the recorded intangibles at June 30, 2012, estimated amortization expense is expected to be $105,000 during the remainder of 2012, $210,000 in 2013, $210,000 in 2014, $140,000 in 2015, $133,000 in 2016 and $409,000 thereafter.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Accrued vendor charges	$230	$342
Accrued payroll and other compensation	2,136	1,895
Current portion of deferred rent	—	150
Other	483	382

Total	$2,849	$2,769

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $6.0 million from our revolving credit loan agreement (“Revolving Credit Agreement”) of $8.5 million with Zions First National Bank (“Zions”) and paid down $5.5 million on the Revolving Credit Agreement during the six months ended June 30, 2012. The balance of our Revolving Credit Agreement was $3.0 million at June 30, 2012, which was paid in July 2012. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2014.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in April 2012. As of June 30, 2012, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.8 million, calculated as of the last day of each calendar quarter, is required. Based on our projections, we believe we will maintain compliance with our loan covenants through 2012; however, if future operating results are less favorable than currently anticipated, we may need to seek further amendments to modify the loan covenants. If we are unable to modify the loan covenants on acceptable terms, we would intend to reduce spending levels or take other restructuring actions. We were in compliance with all financial covenants related to the Revolving Credit Agreement at June 30, 2012.

In April 2012, we entered into a term loan agreement (“Term Loan”) with Zions for $4.0 million, which matures on May 1, 2016. We are allowed to draw up to the total of $4.0 million through April 30, 2013. We have not drawn from the Term Loan as of June 30, 2012. Interest, if any, will be paid monthly in arrears, commencing the month following a draw, and the principal will be paid in 36 equal monthly installments commencing on June 1, 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

We paid $417,000 of the $2.5 million promissory note payable (“Promissory Note”) to Zions during the six months ended June 30, 2012. The Promissory Note balance was $1.9 million at June 30, 2012.

During the six months ended June 30, 2012, we utilized the remaining $1.3 million of the $3.0 million equipment leasing facility commitment entered into with Zions Credit Corporation. We paid $1.0 of capital lease obligations during the six months ended June 30, 2012. The balance of the capital lease obligations was $4.3 million at June 30, 2012.

NOTE 8. CAPITAL TRANSACTIONS

We received proceeds of $2.1 million from the exercise of 755,000 options during the six months ended June 30, 2012. We issued 29,000 shares of common stock for proceeds of $121,000 under the employee stock purchase plan to eligible employees during the six months ended June 30, 2012.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In May 2009, the Company was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) the Company made intentional and/or negligent misrepresentations in connection with the sale of the Company’s services from Insidesales.com, Inc., another defendant in the lawsuit, (2) that the Company breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of the Company interfered with prospective economic business relations of California College with respect to enrolling students. California College is seeking damages, in an amount to be proven at trial, in excess of $20 million. Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and us. Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice. In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential. The Company has denied all of the substantive allegations of the complaint and cross-claim and intends to defend the claims vigorously. Management believes the claims against inContact are without merit and no liability has been recorded.

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

We recorded stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Costs of revenue	$78	$53	$208	$109
Selling and marketing	88	140	170	184
Research and development	112	46	235	79
General and administrative	63	115	237	245

Total stock-based compensation expense	$341	$354	$850	$617

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
Dividend yield	None	None
Volatility	71%	71%
Risk-free interest rate	0.60%	1.52%
Expected life (years)	4.1	4.1

During the six months ended June 30, 2012, we granted 144,000 stock options with exercise prices ranging from $4.44 to $5.87 and a weighted-average fair value of $2.69. During the six months ended June 30, 2011, we granted 705,000 stock options with exercise prices ranging from $3.10 to $4.42 and a weighted-average fair value of $1.83.

As of June 30, 2012, there was $1.0 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.2 years.

NOTE 11. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the six months ended June 30, 2012 and 2011 for consulting, marketing and capital raising activities. We owed the Chairman $7,000 at June 30, 2012 and December 31, 2011. We recognized $1.0 million and $1.75 million of software revenue during the three and six months ended June 30, 2012, respectively, under an arrangement with a reseller, a principal shareholder of inContact, which includes revenue from resold software services and amounts up to the quarterly minimum purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. These quarterly minimum purchase commitments expire at the end of 2013.

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

Operating segment revenues and profitability for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$12,828	$13,387	$26,215	$9,503	$12,240	$21,743
Costs of revenue	5,259	9,196	14,455	3,993	8,733	12,726

Gross profit	7,569	4,191	11,760	5,510	3,507	9,017

Gross margin	59%	31%	45%	58%	29%	42%
Operating expenses:
Direct selling and marketing	5,718	767	6,485	4,671	910	5,581
Direct research and development	2,048	—	2,048	1,235	—	1,235
Indirect	3,995	698	4,693	3,132	834	3,966

Total operating expenses	11,761	1,465	13,226	9,038	1,744	10,782

(Loss) income from operations	$(4,192)	$2,726	$(1,466)	$(3,528)	$1,763	$(1,765)

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$25,130	$26,760	$51,890	$18,837	$24,241	$43,078
Costs of revenue	10,349	18,423	28,772	7,583	17,631	25,214

Gross profit	14,781	8,337	23,118	11,254	6,610	17,864

Gross margin	59%	31%	45%	60%	27%	42%
Operating expenses:
Direct selling and marketing	11,523	1,610	13,133	8,820	1,664	10,484
Direct research and development	3,702	—	3,702	2,474	—	2,474
Indirect	7,828	1,514	9,342	5,976	1,587	7,563

Total operating expenses	23,053	3,124	26,177	17,270	3,251	20,521

(Loss) income from operations	$(8,272)	$5,213	$(3,059)	$(6,016)	$3,359	$(2,657)

NOTE 13. SUBSEQUENT EVENTS

In July 2012, we granted 52,000 restricted stock units to our Board of Directors as part of their annual compensation for Board and Board Committee service. The grants were valued at $5.40 based on the closing stock price of inContact common stock on the grant date. In July 2012, we granted 250,000 options at an exercise price of $5.06 to an executive officer.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2011 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission.

OVERVIEW

inContact began in 1997 as a reseller of telecommunications services and has evolved to become a leading provider of cloudcontact center software solutions. We help contact centers around the world create effective customer experiences through our powerful portfolio of cloud contact center contact routing, self-service and agent optimization software solutions. Our services and software solutions enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction, create new pathways to profit and ensure ongoing customer-centric business improvement and growth.

We began offering cloud contact center software solutions to the contact center market in 2005. Our dynamic technology platform provides our customers a solution without the costs and complexities of premise-based systems. Our proven delivery model provides compelling cost savings by removing the complexities of deploying and maintaining a premise-based solution, while providing flexibility to change with business needs.

DEVELOPMENTS

Our primary financial objective is to generate recurring cloudcontact center software solution revenue from sustainable sources by investing in various cloud software growth initiatives, as we believe we are in the early stages of a large, long-term market. In the past, we have grown that business through our direct sales initiatives and referral partner arrangements. In 2011, we added a new sales channel by entering into our first reseller agreement for our cloud contact center software solutions with Siemens Enterprise Communications (“Siemens”). Siemens is a world-wide distributor/reseller of our portfolio of cloud software solutions, which includes the exclusive right to sell our software solutions inEurope, the Middle East and Africa. In November 2011, we entered into a North America reseller agreement with Verizon Business Communications (“Verizon”). We have the opportunity to leverage the marketing and sales capacity of these large enterprises selling to contact center owners and operators to increase our business in North America and establish our business overseas – all of which we believe will generate growth in our recurring cloudcontact center software revenue.

The new opportunity requires us to invest in the infrastructure to deliver our cloudcontact center software solutions to new and larger mid-market enterprise and international customers and increase our customer service and support capacity. We began making that investment in 2011 and have continued making that investment in 2012. The investments made have increased our cost of services and other operating expenses beginning in 2011 and continuing into 2012, which have adversely affected our margins and results of operations ahead of the anticipated revenue. Our ability to recoup that investment depends on how successful our reseller strategy is in 2012 and beyond, but we were able to mitigate the risk associated with future realization of sales, in part, by obtaining minimum purchase commitments from Siemens to generate $5.0 million of net software revenue in 2012 and $10.0 million in 2013.

SOURCES OF REVENUE

We derive our revenues from two major business activities: (1) hosting and support of our inContact portfolio of cloudsoftware solutions and associated professional services and (2) reselling telecommunication services. Our primary business focus is marketing and selling our inContact portfolio.

Software

Software delivery and support of our inContact portfolio is provided on a monthly recurring subscription basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services included in implementing or improving a user’s inContact portfolio experience. Customers access cloud software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our telecommunications and data network is fundamental to our inContact portfolio and allows us to provide the all-in-one inContact solution. Software service revenue also includes revenue related to quarterly minimum purchase commitments through the year ended 2013 from a related party reseller.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and 2011

The following is a tabular presentation of our condensed consolidated operating results for the three months ended June 30, 2012 compared to our condensed consolidated operating results for the three months ended June 30, 2011 (in thousands):

	2012	2011	$ Change	% Change
Net revenue	$26,215	$21,743	$4,472	21%
Costs of revenue	14,455	12,726	1,729	14%

Gross profit	11,760	9,017	2,743

Gross margin	45%	42%
Operating expenses:
Selling and marketing	6,898	5,887	1,011	17%
Research and development	2,279	1,372	907	66%
General and administrative	4,049	3,523	526	15%

Total operating expenses	13,226	10,782	2,444

Loss from operations	(1,466)	(1,765)	(299)

Other expense	(204)	(357)	(153)	-43%

Loss before income taxes	(1,670)	(2,122)	(452)
Income tax expense	(15)	(16)	(1)

Net loss	$(1,685)	$(2,138)	$(453)

Revenue

Total revenues increased $4.5 million or 21% to $26.2 million during the three months ended June 30, 2012 compared to revenues of $21.7 million for the same period in 2011. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and the associated Telecom revenue and is due to our continued focus and investment in sales and marketing through our direct sales initiatives and referral partner arrangements. We recognized $1.0 million of software revenue during the three months ended June 30, 2012, under an arrangement with a reseller, a principal shareholder of inContact, which includes revenue from resold software services and amounts up to the quarterly minimum purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. These quarterly minimum purchase commitments expire at the end of 2013. If revenue from resold software services does not meet the quarterly minimum purchase commitment at the end of 2013, there will be a reduction in software revenue from that reseller at the beginning of 2014 to the extent the revenue from resold software services is less than the quarterly minimum purchase commitment at the end 2013. The minimum purchase commitment was negotiated, in part, to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011.

Costs of revenue and gross margin

Costs of revenue increased $1.7 million or 14% to $14.4 million during the three months ended June 30, 2012 compared to $12.7 million for the same period in 2011. Our gross margin increased three percentage points to 45% during the three months ended June 30, 2012 from 42% during the three months ended June 30, 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.

Selling and marketing

Selling and marketing expenses increased $1.0 million or 17% to $6.9 million during the three months ended June 30, 2012 from $5.9 million for the same period in 2011. This increase is primarily a result of headcount additions for direct and channel sales employees and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

Research and development

Research and development expense increased $907,000 or 66% to $2.3 million during the three months ended June 30, 2012 from $1.4 million during the same period in 2011. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $526,000 or 15% to $4.0 million during the three months ended June 30, 2012 compared to $3.5 million during the same period in 2011. The increase is primarily due to increased personnel costs and costs incurred to support our international business expansion.

Other expense

Other expense decreased $153,000 to $204,000 during the three months ended June 30, 2012 from $357,000 for the same period in 2011. The difference is primarily due to the $208,000 increase in the fair value of warrants during the three months ended June 30, 2011 as compared to no change in fair value of warrants during 2012 as the associated warrants were exercised in 2011. Net interest expense also decreased $41,000 for the second quarter of 2012 compared to the comparable period in 2011 due to a lower outstanding balance on our debt facilities for the three months ended June 30, 2012 as compared to the same period in 2011.

Income taxes

Income taxes consist of minimum state income taxes due and remained consistent for the three months ended June 30, 2012 compared to the same period in 2011.

Six Months Ended June 30, 2012 and 2011

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2012 compared to our condensed consolidated operating results for the six months ended June 30, 2011 (in thousands):

	2012	2011	$ Change	% Change
Net revenue	$51,890	$43,078	$8,812	20%
Costs of revenue	28,772	25,214	3,558	14%

Gross profit	23,118	17,864	5,254

Gross margin	45%	42%
Operating expenses:
Selling and marketing	13,918	11,097	2,821	25%
Research and development	4,116	2,772	1,344	48%
General and administrative	8,143	6,652	1,491	22%

Total operating expenses	26,177	20,521	5,656

Loss from operations	(3,059)	(2,657)	402

Other expense	(345)	(452)	(107)	24%

Loss before income taxes	(3,404)	(3,109)	295
Income tax expense	(30)	(31)	(1)

Net loss	$(3,434)	$(3,140)	$294

Revenue

Total revenues increased $8.8 million or 20% to $51.9 million during the six months ended June 30, 2012 compared to revenues of $43.1 million for the same period in 2011. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and the associated Telecom revenue and is due to our continued focus and investment in sales and marketing through our direct sales initiatives and referral partner arrangements. We recognized $1.75 million of software revenue during the six months ended June 30, 2012, under an arrangement with a reseller, a principal shareholder of inContact, which includes revenue from resold software services and amounts up to the quarterly minimum purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. These quarterly minimum purchase commitments expire at the end of 2013. If revenue from resold software services does not meet the quarterly minimum purchase commitment at the end of 2013, there will be a reduction in software revenue from that reseller at the beginning of 2014 to the extent the revenue from resold software services is less than the quarterly minimum purchase commitment at the end 2013. The minimum purchase commitment was negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011.

Costs of revenue and gross margin

Costs of revenue increased $3.6 million or 14% to $28.8 million during the six months ended June 30, 2012 compared to $25.2 million for the same period in 2011. Our gross margin increased three percentage points to 45% during the six months ended June 30, 2012 from 42% during the six months ended June 30, 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.

Selling and marketing

Selling and marketing expense increased $2.8 million or 25% to $13.9 million during the six months ended June 30, 2012 from $11.1 million for the same period in 2011. This increase is primarily a result of headcount additions for direct and channel sales employees and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

Research and development

Research and development expense increased $1.3 million or 48% to $4.1 million during the six months ended June 30, 2012 from $2.8 million for the same period in 2011. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $1.5 million or 22% to $8.2 million during the six months ended June 30, 2012 compared to $6.7 million for the same period in 2011. The increase is primarily due to increased personnel costs and costs incurred to support our international business expansion.

Other expense

Other expense decreased $107,000 to $345,000 during the six months ended June 30, 2012 from $452,000 for the same period in 2011. The difference is primarily due to the $158,000 increase in fair value of the warrants during the six months ended June 30, 2011 as compared to no change in fair value of warrants during 2012 as the associated warrants were exercised in 2011. Net interest expense also decreased $79,000 for six months ended June 30, 2012 compared to the same period in 2012 due to a lower outstanding balance on our debt facilities for the six months ended June 30, 2012 as compared to the same period in 2011. The decreases were offset by an increase in other expenses of $146,000 from losses on disposal of property and equipment.

Income taxes

Income taxes consist of minimum state income taxes due and remained consistent for the six months ended June 30, 2012 compared to the same period in 2011.

SEGMENT REPORTING

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees and revenue related to quarterly minimum purchase commitments through the year ended 2013 from a related party reseller. The Telecom segment includes all voice and data long distance services provided to customers.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net revenue	$12,828	$9,503	$3,325	35%	$25,130	$18,837	$6,293	33%
Costs of revenue	5,259	3,993	1,266	32%	10,349	7,583	2,766	36%

Gross profit	7,569	5,510			14,781	11,254

Gross margin	59%	58%			59%	60%
Operating expenses:
Direct selling and marketing	5,718	4,671	1,047	22%	11,523	8,820	2,703	31%
Direct research and development	2,048	1,235	813	66%	3,702	2,474	1,228	50%
Indirect	3,995	3,132	863	28%	7,828	5,976	1,852	31%

Loss from operations	$(4,192)	$(3,528)			$(8,272)	$(6,016)

Three Months Ended June 30, 2012 and 2011

The Software segment revenue increased by $3.3 million or 35% to $12.8 million during the three months ended June 30, 2012 from $9.5 million for the same period in 2011. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales initiatives and referral partner arrangements. We recognized $1.0 million of software revenue during the three months ended June 30, 2012, under an arrangement with a reseller, a principal shareholder of inContact, which includes revenue from resold software services and amounts up to the quarterly minimum purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. These quarterly minimum purchase commitments expire at the end of 2013. If revenue from resold software services does not meet the quarterly minimum purchase commitment at the end of 2013, there will be a reduction in software revenue from that reseller at the beginning of 2014 to the extent the revenue from resold software services is less than the quarterly minimum purchase commitment at the end 2013. The minimum purchase commitment was negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011. Software segment revenue includes revenue from professional services of $663,000 for the three months ended June 30, 2012 compared to $572,000 for the same period in 2011.

Gross margin increased one percentage point to 59% for the three months ended June 30, 2012 compared to 58% for the same period in 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.

Direct selling and marketing expenses in the Software segment increased $1.0 million or 22% to $5.7 million during the three months ended June 30, 2012 compared to $4.7 million for the same period in 2011. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended June 30, 2012, we incurred $2.0 million in direct research and development costs compared to $1.2 million for the same period in 2011 and have capitalized an additional $1.4 million of costs incurred during the three months ended June 30, 2012 related to our internally developed software compared to $1.2 million for the same period in 2011.

Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $863,000 or 28% to $4.0 million during the three months ended June 30, 2012 from $3.1 million for the same period in 2011 due to more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment and the general increase in indirect expenses.

Six Months Ended June 30, 2012 and 2011

The Software segment revenue increased by $6.3 million or 33% to $25.1 million during the six months ended June 30, 2012 from $18.8 million for the same period in 2011. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales initiatives and referral partner arrangements. We recognized $1.75 million of software revenue during the six months ended June 30, 2012, under an arrangement with a reseller, a principal shareholder of inContact, which includes revenue from resold software services and amounts up to the quarterly minimum purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. These quarterly minimum purchase commitments expire at the end of 2013. If revenue from resold software services does not meet the quarterly minimum purchase commitment at the end of 2013, there will be a reduction in software revenue from that reseller at the beginning of 2014 to the extent the revenue from resold software services is less than the quarterly minimum purchase commitment at the end 2013. The minimum purchase commitment was negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011. Software segment revenue includes revenue from professional services of $1.2 million for the first half of 2012 compared to $1.4 million for the first half of 2011.

Gross margin decreased one percentage point to 59% in six months ended June 30, 2012 compared to 60% for the same period in 2011. Although Software segment revenue increased during the six months ended June 30, 2012, costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and ongoing investments initiated in the second half of 2011 in international infrastructure to support resellers, compressed Software segment gross margin for the first several months of 2012.

Direct selling and marketing expenses in the Software segment increased $2.7 million or 31% to $11.5 million during the six months ended June 30, 2012 compared to $8.8 million for the same period in 2011. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions

We also continue to develop the services provided in the Software segment by investing in research and development. During the six months ended June 30, 2012, we incurred $3.7 million in direct research and development costs compared to $2.5 million during the same period in 2011 and have capitalized an additional $2.8 million of costs incurred during the six months ended June 30, 2012 related to our internally developed software compared to $2.1 million during the six months ended June 30, 2011.

Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $1.8 million or 31% to $7.8 million during the six months ended June 30, 2012 from $6.0 million for the same period in 2011 due to more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment and the general increase in indirect expenses.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net revenue	$13,387	$12,240	$1,147	9%	$26,760	$24,241	$2,519	10%
Costs of revenue	9,196	8,733	463	5%	18,423	17,631	792	4%

Gross profit	4,191	3,507			8,337	6,610

Gross margin	31%	29%			31%	27%
Operating expenses:
Direct selling and marketing	767	910	(143)	-16%	1,610	1,664	(54)	-3%
Indirect	698	834	(136)	-16%	1,514	1,587	(73)	-5%

Income from operations	$2,726	$1,763			$5,213	$3,359

Three Months Ended June 30, 2012 and 2011

Telecom segment revenue increased $1.2 million or 9% to $13.4 million during the three months ended June 30, 2012 compared to $12.2 million for the same period in 2011 due to the increase of Telecom revenue associated with our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased 5% due to the increase in revenue, but Telecom gross margin increased 2% due to increased efficiencies in call routing related to a 2011 investment in technology, which resulted in lower Telecom costs. Selling and marketing expenses decreased $143,000 or 16% during the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to lower third-party commissions associated with Telecom only customer revenue. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment decreased $136,000 or 16% during the three months ended June 30, 2012 compared to the same period in 2011 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment.

Six Months Ended June 30, 2012 and 2011

Overall Telecom segment revenue increased $2.5 million or 10% to $26.7 million during six months ended June 30, 2012 from $24.2 million for the same period in 2011 due to the increase of Telecom revenue associated with our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased 4% due to the increase in revenue, but Telecom gross margin increased 4% due to increased efficiencies in call routing related to a 2011 investment in technology, which resulted in lower Telecom costs. Selling and marketing expenses decreased $54,000 or 3% during the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to lower third-party commissions associated with Telecom only customer revenue. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased $73,000 or 5% during the six months ended June 30, 2012 compared to the same period in 2011 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2014. At June 30, 2012, we had $16.5 million of cash and cash equivalents. In addition to our $16.5 million of cash and cash equivalents, subject to meeting covenant requirements, we have access to additional available borrowings under our revolving credit note with Zions entered into in July 2009. The available borrowings under the revolving credit note are $5.5 million at June 30, 2012, based on the maximum available advance amount calculated on the June 20, 2012 borrowing base certificate, resulting in total cash and additional availability under the revolving credit note of $22.0 million at June 30, 2012. The balance of our revolving credit note at June 30, 2012 was $3.0 million. We had no outstanding balance during most of the year. The outstanding balance ranged from $0.0 to $3.0 million during the first six months of 2012 and we paid the outstanding balance of $3.0 million in July 2012.

The Zion’s Revolving Credit Agreement contains certain covenants, with the most significant covenant being a requirement that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.8 million, calculated as of the last day of each calendar quarter, is required. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended June 30, 2012.

We experienced a net loss of $3.4 million during the six months ended June 30, 2012. Significant non-cash expenses affecting operations during the six months ended June 30, 2012 were $4.5 million of depreciation and amortization and $850,000 of stock compensation. The non-cash expenses were partially offset by an increase in accounts receivable and other assets resulting in cash operating activities providing $2.7 million of cash during the six months ended June 30, 2012.

We paid $417,000 of the $2.5 million Promissory Note to Zions during the six months ended June 30, 2012. The balance of our Promissory Note was $1.9 million at June 30, 2012, of which $833,000 is classified as a current liability. During the six months ended June 30, 2012, we utilized the remaining $1.3 million of the $3.0 million equipment leasing facility commitment leasing entered into with Zions Credit Corporation. We paid $1.0 million of capital lease obligations during the six months ended June 30, 2012. The balance of capital lease obligations was $4.3 million at June 30, 2012, of which $2.2 million is current.

In April 2012, we entered into a term loan agreement (“Term Loan”) with Zions for $4.0 million, which matures on May 1, 2016. We are allowed to draw up to the total of $4.0 million through April 30, 2013. We have not drawn from the Term Loan as of June 30, 2012. Interest, if any, will be paid monthly in arrears, commencing the month following a draw, and the principal will be paid in 36 equal monthly installments commencing on June 1, 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash, our Revolving Credit Agreement and our Term Loan to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our Revolving Credit Agreement and our Term Loan will be sufficient to meet our cash requirements during at least the next twelve months.

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

Interest rates on our term loan and revolving credit agreement are variable so market fluctuations in interest rate may increase our interest expense.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

During the six months ended June 30, 2012, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part I, Item 3 of our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2012.

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

On July 12, 2012, William W. Robinson, Jr., was hired as our Executive Vice President of Sales. As an inducement to Mr. Robinson to accept the engagement we awarded to him options to purchase 250,000 shares of common stock at an exercise price of $5.06 per share that vest in three equal annual installments commencing July 12, 2013, and are exercisable (with respect to vested options) through July 12, 2017. The options were awarded outside of our 2008 Equity Incentive Plan in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 5.	OTHER INFORMATION

Modification of Code of Ethics

On August 7, 2012, the board of directors adopted updates and modifications to the Code of Ethics of inContact (the “Code”) originally adopted in June 2007. Many of the changes were clerical updates. Changers that have more substance consist of the following:

•

Because of developments in domestic and international law pertaining to corrupt business practices and bribery, we changed the terms of the Code to emphasize the need to comply with the US Foreign Corrupt Practices Act and the UK Bribery Act of 2010 and our zero tolerance with respect to violations of these laws. Furthermore, the Code now emphasizes the need to comply with laws, regulations, and rules of the local jurisdiction when anything of value is exchanged between an inContact representative and third parties. We intend to reinforce this change in the Code with training of our representatives who encounter these situations.

•

As a result of our move into international markets, we adopted provisions in the Code acknowledging the need to respect the diverse cultures, customs, and business practices we encounter in the global marketplace. Employees must comply with applicable U.S. international laws, and local laws, rules and regulations of countries wherever we do business. Employees must be familiar with the all laws that impact their work, whether in their direct or supervisory capacity.

•	Since inContact has grown significantly since 2007, we added a provision in the Code highlighting for employees their responsibility to abide by laws designed to promote free and fair competition.

•	Finally, we made changes to the Code emphasizing that employees must also comply with all applicable trade restrictions and boycotts imposed by the U.S. government.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

10.1	inContact, Inc., 2008 Equity Incentive Plan effective as of July 1, 2008, as amended through June 14, 2012

10.2	Form of Option Agreement with certain executive officers for options awarded outside the 2008 Equity Incentive Plan (1)

14.1	Code of Ethics of inContact, Inc., as amended on August 7, 2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to the Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

(1)	Options were awarded to Sunny Gosain, Executive Vice President and Chief Product Officer, and William W. Robinson, Jr., Executive Vice President for Sales, as an inducement for them to accept employment with inContact. On August 8, 2011, inContact issued to Mr. Gosain options to purchase 300,000 shares of common stock at an exercise price of $3.57 per share that vest in three equal annual installments commencing August 8, 2012, and are exercisable (with respect to vested options) through August 8, 2016. On July 12, 2012, inContact issued to Mr. Robinson options to purchase 250,000 shares of common stock at an exercise price of $5.06 per share that vest in three equal annual installments commencing July 12, 2013, and are exercisable (with respect to vested options) through July 12, 2017. The written Option Agreement governing the awards is the same for both persons and was executed by Mr. Gosain on July 26, 2012, and by Mr. Robinson on July 25, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date:	August 9, 2012	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date:	August 9, 2012	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer