Form 10-Q
period 2012-09-30
inContact, Inc.
filed 2012-11-02
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 18, 2012
Common Stock, $0.0001 par value	52,805,640 Shares

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,513	$17,724
Restricted cash	81	246
Accounts and other receivables, net of allowance for uncollectible accounts of $906 and $491, respectively	15,833	12,916
Other current assets	3,447	2,526

Total current assets	67,874	33,412

Property and equipment, net	20,273	18,685
Intangible assets, net	1,342	1,394
Goodwill	4,086	4,086
Other assets	951	837

Total assets	$94,526	$58,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,405	$7,180
Accrued liabilities	2,588	2,769
Accrued commissions	1,563	1,291
Current portion of deferred revenue	1,665	1,056
Current portion of long-term debt and capital lease obligations	2,806	2,831

Total current liabilities	16,027	15,127

Long-term debt and capital lease obligations	2,509	5,964
Deferred rent	370	161
Deferred revenue	1,947	946

Total liabilities	20,853	22,198

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 52,788,077 and 43,623,381 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	5	4
Additional paid-in capital	153,258	111,415
Accumulated deficit	(79,590)	(75,203)

Total stockholders’ equity	73,673	36,216

Total liabilities and stockholders’ equity	$94,526	$58,414

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS - (Unaudited)

(in thousands, except per share data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Net revenue:
Software	$13,976	$10,015	$39,106	$28,852
Telecom	13,886	12,137	40,646	36,378

Total net revenue	27,862	22,152	79,752	65,230

Costs of revenue:
Software	5,623	4,488	15,972	12,071
Telecom	9,195	9,049	27,618	26,680

Total costs of revenue	14,818	13,537	43,590	38,751

Gross profit	13,044	8,615	36,162	26,479

Operating expenses:
Selling and marketing	6,956	6,641	20,874	17,738
Research and development	2,495	1,575	6,611	4,347
General and administrative	4,341	3,451	12,484	10,103

Total operating expenses	13,792	11,667	39,969	32,188

Loss from operations	(748)	(3,052)	(3,807)	(5,709)
Other income (expense):
Interest income	—	—	3	—
Interest expense	(129)	(59)	(331)	(337)
Change in fair value of warrants	—	—	—	(158)
Other expense	(55)	(42)	(201)	(58)

Total other expense	(184)	(101)	(529)	(553)

Loss before income taxes	(932)	(3,153)	(4,336)	(6,262)
Income tax expense	(21)	(17)	(51)	(48)

Net loss and comprehensive loss	$(953)	$(3,170)	$(4,387)	$(6,310)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.07)	$(0.10)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	46,214	43,836	44,992	39,238

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	43,624	$4	$111,415	$(75,203)	$36,216
Issuance of common stock, net of issuance costs	8,000	1	37,260	—	37,261
Common stock issued for options exercised	1,117	—	3,006	—	3,006
Common stock issued under the employee stock purchase plan	47	—	197	—	197
Stock-based compensation	—	—	1,380	—	1,380
Net loss	—	—	—	(4,387)	(4,387)

Balance at September 30, 2012	52,788	$5	$153,258	$(79,590)	$73,673

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,387)	$(6,310)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	3,691	2,667
Amortization of software development costs	3,035	2,135
Amortization of intangible assets	185	409
Amortization of note financing costs	24	48
Interest accretion	9	13
Stock-based compensation	1,380	1,167
Change in fair value of warrants	—	158
Loss on disposal of property and equipment	200	69
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,968)	(2,018)
Other current assets	(927)	(552)
Other non-current assets	(90)	(55)
Trade accounts payable	161	(1,189)
Accrued liabilities	(2)	(614)
Accrued commissions	272	175
Deferred rent	60	(66)
Deferred revenue	1,610	525

Net cash provided by (used in) operating activities	2,253	(3,438)

Cash flows from investing activities:
Decrease in restricted cash	165	—
Contingent purchase price payments	—	(135)
Purchase of intangible assets	(133)	—
Payments made for deposits	(23)	(22)
Proceeds from deposits	—	105
Capitalized software development costs	(4,154)	(3,497)
Purchases of property and equipment	(2,949)	(3,672)

Net cash used in investing activities	(7,094)	(7,221)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	3,006	880
Proceeds from sale of stock under employee stock purchase plan	197	164
Proceeds from issuance of common stock	37,474	23,865
Offering costs payments	(125)	(32)
Payment of debt financing fees	(29)	—
Principal payments on long-term debt and capital leases	(2,393)	(1,709)
Borrowings under the revolving credit notes	6,000	10,230
Payments under the revolving credit notes	(8,500)	(15,000)

Net cash provided by financing activities	35,630	18,398

Net increase in cash and cash equivalents	30,789	7,739
Cash and cash equivalents at beginning of period	17,724	10,321

Cash and cash equivalents at end of period	$48,513	$18,060

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$93	$765
Property and equipment and other assets financed through capital leases	1,414	3,257
Cashless exercise of warrants	—	404
Equity issuance costs included in accrued liabilities	88	200

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) is incorporated in the state of Delaware. We provide cloud contact center applications through our inContact® portfolio, an advanced contact handling and performance management software application. “Cloud “ is a term to refer to computing, data storage and delivery of technology services through the Internet, which includes software-as-a-service (“SaaS”). Our services provide a variety of connectivity options for carrying inbound contacts to our inContact portfolio or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of telecommunications services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the telecommunications services they need, combine those services in a customized enhanced contact center package, receive one bill for those services and call a single point of contact if a service problem or billing issue arises.

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2011 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) accounting guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. In addition, in December 2011, the FASB issued an amendment to the accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. In accordance with the guidance, we have presented condensed statements of operations and comprehensive income as a single continuous statement.

NOTE 2. REVENUE RECOGNITION

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service provided for the customer as follows:

•

inContact portfolio of services. Revenue is derived from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Because customers do not have the right to take possession of the software, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. Monthly recurring subscription charges are generally billed in arrears and recognized for the period in which they are earned. For subscription contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangement. In addition to the monthly recurring subscription revenue, revenue is also derived on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) are recognized as revenue over the period that services are provided. Fees for telecommunications services in multiple element arrangements within the inContact portfolio are based on usage and are recognized as revenue in the same manner as fees for telecommunications services discussed in the following paragraph. Also included is revenue related to the quarterly minimum purchase commitments from a related party reseller (Note 11).

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

As a result of incurring a net loss for the three and nine months ended September 30, 2012 and 2011, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 4.5 million and 5.6 million shares of common stock at September 30, 2012 and 2011, respectively.

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

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). There was no activity for the three and nine months ended September 30, 2012 and the three months ended September 30, 2011. The table reflects activity for all financial assets and liabilities categorized as Level 3 during the nine months ended September 30, 2011 (in thousands):

Warrants
Balance at December 31, 2010	$(246)
Total change in fair value	(158)
Total redemptions	404

Balance at September 30, 2011	$—

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

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2012 and 2011. No financial assets or liabilities were measured at fair value on a recurring basis or a non-recurring basis at September 30, 2012 and December 31, 2011.

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

NOTE 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	assets	amortization	assets, net	assets	amortization	assets, net
Customer lists acquired	$16,495	$16,262	$233	$16,495	$16,222	$273
Technology and patents	10,231	10,051	180	10,231	9,966	265
Trade names and trade marks	1,194	452	742	1,194	392	802
Domain name	54	—	54	54	—	54
Patents in process	133	—	133	—	—	—

Total	$28,107	$26,765	$1,342	$27,974	$26,580	$1,394

We recorded amortization expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Amortization expense	$52	$135	$185	$409

Based on the recorded intangibles at September 30, 2012, estimated amortization expense is expected to be $53,000 during the remainder of 2012, $210,000 in 2013, $210,000 in 2014, $140,000 in 2015, $133,000 in 2016 and $409,000 thereafter.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Accrued vendor charges	$399	$342
Accrued payroll and other compensation	1,701	1,895
Current portion of deferred rent	1	150
Other	487	382

Total	$2,588	$2,769

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

We drew $6.0 million under our revolving credit loan agreement of $8.5 million (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and paid down $8.5 million on the Revolving Credit Agreement during the nine months ended September 30, 2012. We had no outstanding balance on our Revolving Credit Agreement at September 30, 2012. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2014.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in April 2012. As of September 30, 2012, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.8 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at September 30, 2012 and expect to be in compliance with the covenants through the end of 2012.

In April 2012, we entered into a term loan agreement (“Term Loan”) with Zions for $4.0 million, which matures on May 1, 2016. We are allowed to draw up to the total of $4.0 million through April 30, 2013. We have not drawn from the Term Loan as of September 30, 2012. Interest, if any, will be paid monthly in arrears, commencing the month following a draw, and the principal will be paid in 36 equal monthly installments commencing on September 1, 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

During the nine months ended September 30, 2012, we paid $625,000 of the $2.5 million promissory note payable (“Promissory Note”) entered into with Zions in October 2011. The Promissory Note balance was $1.7 million at September 30, 2012.

During the nine months ended September 30, 2012, we utilized the remaining $1.3 million of the $3.0 million equipment leasing facility commitment entered into with Zions Credit Corporation in March 2011. In July 2012, we entered into a capital lease obligation for certain software licensing, which requires monthly payments of $4,000 beginning in August 2012.

We paid $1.8 million of capital lease obligations during the nine months ended September 30, 2012. The balance of the capital lease obligations was $3.6 million at September 30, 2012.

NOTE 8. CAPITAL TRANSACTIONS

In September 2012, we sold 8.0 million shares of common stock in the open market for net proceeds of $37.3 million.

We received proceeds of $3.0 million from the exercise of 1.1 million options during the nine months ended September 30, 2012. We issued 47,000 shares of common stock for proceeds of $197,000 under the employee stock purchase plan to eligible employees during the nine months ended September 30, 2012.

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

We recorded stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Costs of revenue	$68	$74	$276	$183
Selling and marketing	138	125	308	309
Research and development	122	90	357	169
General and administrative	202	261	439	506

Total stock-based compensation expense	$530	$550	$1,380	$1,167

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Dividend yield	None	None
Volatility	70%	67%
Risk-free interest rate	0.53%	1.18%
Expected life (years)	4.2	3.9

During the nine months ended September 30, 2012, we granted 461,000 stock options with exercise prices ranging from $4.44 to $6.66 and a weighted-average fair value of $2.72. During the nine months ended September 30, 2011, we granted 1.2 million stock options with exercise prices ranging from $3.10 to $4.95 and a weighted-average fair value of $1.92.

In July 2012 and 2011, we granted 52,000 and 58,000 restricted stock units, respectively, valued at $280,000 each to our Board of Directors as part of their annual compensation for Board and Board Committee service.

As of September 30, 2012, there was $1.5 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.2 years.

NOTE 11. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the nine months ended September 30, 2012 and 2011 for consulting, marketing and capital raising activities. We owed the Chairman $7,000 at September 30, 2012 and December 31, 2011. We recognized $1.25 million and $3.0 million of software revenue during the three and nine months ended September 30, 2012, respectively, under an arrangement with a reseller, a principal shareholder of inContact, which includes revenue from resold software services and amounts up to the quarterly minimum purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. These quarterly minimum purchase commitments expire at the end of 2013.

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

Operating segment revenues and profitability for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$13,976	$13,886	$27,862	$10,015	$12,137	$22,152
Costs of revenue	5,623	9,195	14,818	4,488	9,049	13,537

Gross profit	8,353	4,691	13,044	5,527	3,088	8,615

Gross margin	60%	34%	47%	55%	25%	39%

Operating expenses:
Direct selling and marketing	5,807	744	6,551	5,428	856	6,284
Direct research and development	2,252	—	2,252	1,412	—	1,412
Indirect	4,301	688	4,989	3,193	778	3,971

Total operating expenses	12,360	1,432	13,792	10,033	1,634	11,667

(Loss) income from operations	$(4,007)	$3,259	$(748)	$(4,506)	$1,454	$(3,052)

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$39,106	$40,646	$79,752	$28,852	$36,378	$65,230
Costs of revenue	15,972	27,618	43,590	12,071	26,680	38,751

Gross profit	23,134	13,028	36,162	16,781	9,698	26,479

Gross margin	59%	32%	45%	58%	27%	41%

Operating expenses:
Direct selling and marketing	17,330	2,354	19,684	14,248	2,520	16,768
Direct research and development	5,954	—	5,954	3,886	—	3,886
Indirect	12,129	2,202	14,331	9,169	2,365	11,534

Total operating expenses	35,413	4,556	39,969	27,303	4,885	32,188

(Loss) income from operations	$(12,279)	$8,472	$(3,807)	$(10,522)	$4,813	$(5,709)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

inContact began in 1997 as a reseller of telecommunications services and has evolved to become a leading provider of cloud contact center software solutions. We help contact centers around the world create effective customer experiences through our powerful portfolio of cloud contact center contact routing, self-service and agent optimization software solutions. Our services and software solutions enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction, create new pathways to profit and ensure ongoing customer-centric business improvement and growth.

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

DEVELOPMENTS

To provide additional funding for our infrastructure investment and cloud software growth initiatives, we sold 8.0 million shares of common stock in the open market for net proceeds of $37.3 million in September 2012.

In 2011, we entered into reseller agreements for our cloud contact center software solutions with Siemens Enterprise Communications (“Siemens”) and Verizon Business Communications (“Verizon”). We have the opportunity to leverage the marketing and sales capacity of these large enterprises selling to contact center owners and operators to increase our business in North America and establish our business overseas – all of which we believe will generate growth in our recurring cloud contact center software revenue.

The new opportunity requires us to invest in the infrastructure to deliver our cloud contact center software solutions to new and larger mid-market enterprise and international customers and increase our customer service and support capacity. We began making that investment in 2011 and have continued in 2012. The investments have increased our cost of services and other operating expenses beginning in 2011 and continuing into 2012, which have adversely affected our margins and results of operations ahead of the anticipated revenue. Our ability to recoup that investment depends on how successful our reseller strategy is in 2012 and beyond, but we were able to mitigate the risk associated with future realization of sales, in part, by obtaining minimum purchase commitments from Siemens to generate $5.0 million of net software revenue in 2012 and $10.0 million in 2013.

During the nine months ended September 30, 2012, Siemens resold substantially fewer software services than they had originally anticipated. In October 2012, Siemens informed us that they are reviewing new measures, including the addition of dedicated incremental resources, and a revised go to market approach in an effort to increase sales of our software services under the agreement, and thereby increase contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. While positive, no assurances can be given that such plans will be implemented or be successful.

SOURCES OF REVENUE

We derive our revenues from two major business activities: (1) hosting and support of our inContact portfolio of cloud software solutions and associated professional services and (2) reselling telecommunication services. Our primary business focus is marketing and selling our inContact portfolio.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011

The following is a tabular presentation of our condensed consolidated operating results for the three months ended September 30, 2012 compared to our condensed consolidated operating results for the three months ended September 30, 2011 (in thousands):

	2012	2011	$ Change	% Change
Net revenue	$27,862	$22,152	$5,710	26%
Costs of revenue	14,818	13,537	1,281	9%

Gross profit	13,044	8,615	4,429

Gross margin	47%	39%
Operating expenses:
Selling and marketing	6,956	6,641	315	5%
Research and development	2,495	1,575	920	58%
General and administrative	4,341	3,451	890	26%

Total operating expenses	13,792	11,667	2,125

Loss from operations	(748)	(3,052)	(2,304)

Other expense	(184)	(101)	83	82%

Loss before income taxes	(932)	(3,153)	(2,221)
Income tax expense	(21)	(17)	4

Net loss	$(953)	$(3,170)	$(2,217)

Revenue

Total revenues increased $5.7 million or 26% to $27.9 million during the three months ended September 30, 2012 compared to revenues of $22.2 million for the same period in 2011. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and the associated Telecom revenue and is due to our continued focus and investment in sales and marketing through our direct sales initiatives and referral partner arrangements. We recognized $1.25 million of software revenue during the three months ended September 30, 2012, under an arrangement with a reseller, a principal shareholder of inContact, which includes revenue from resold software services and amounts up to the quarterly minimum purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part, to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of 2013. If revenue from resold software services does not meet the quarterly minimum purchase commitment at the end of 2013, there will be a reduction in software revenue from that reseller at the beginning of 2014 to the extent the revenue from resold software services is less than the quarterly minimum purchase commitment at the end 2013.

During the nine months ended September 30, 2012, Siemens resold substantially fewer software services than they had originally anticipated. In October 2012, Siemens informed us that they are reviewing new measures, including the addition of dedicated incremental resources, and a revised go to market approach in an effort to increase sales of our software services under the agreement, and thereby increase contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. While positive, no assurances can be given that such plans will be implemented or be successful.

Costs of revenue and gross margin

Costs of revenue increased $1.3 million or 9% to $14.8 million during the three months ended September 30, 2012 compared to $13.5 million for the same period in 2011. Our gross margin increased eight percentage points to 47% during the three months ended September 30, 2012 from 39% during the three months ended September 30, 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs. In addition, lower Telecom costs due to increased efficiencies in call routing related to a 2011 investment in technology and lower negotiated direct costs contributed to the gross margin increase.

Selling and marketing

Selling and marketing expenses increased $315,000 or 5% to $7.0 million during the three months ended September 30, 2012 from $6.6 million for the same period in 2011. This increase is primarily a result of headcount additions for direct and channel sales employees and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

Research and development

Research and development expense increased $920,000 or 58% to $2.5 million during the three months ended September 30, 2012 from $1.6 million during the same period in 2011. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $890,000 or 26% to $4.3 million during the three months ended September 30, 2012 compared to $3.5 million during the same period in 2011. The increase is primarily due to increased personnel costs and costs incurred to support our international business expansion.

Other expense

Other expense increased $83,000 to $184,000 during the three months ended September 30, 2012 from $101,000 for the same period in 2011. The increase is primarily due to an increase in interest expense of $70,000 for the third quarter of 2012 compared to the comparable period in 2011 due to a higher outstanding balance on our debt facilities for the three months ended September 30, 2012 as compared to the same period in 2011.

Income taxes

Income taxes consist primarily of minimum state income taxes due and remained consistent for the three months ended September 30, 2012 compared to the same period in 2011.

Nine Months Ended September 30, 2012 and 2011

The following is a tabular presentation of our condensed consolidated operating results for the nine months ended September 30, 2012 compared to our condensed consolidated operating results for the nine months ended September 30, 2011 (in thousands):

	2012	2011	$ Change	% Change
Net revenue	$79,752	$65,230	$14,522	22%
Costs of revenue	43,590	38,751	4,839	12%

Gross profit	36,162	26,479	9,683

Gross margin	45%	41%
Operating expenses:
Selling and marketing	20,874	17,738	3,136	18%
Research and development	6,611	4,347	2,264	52%
General and administrative	12,484	10,103	2,381	24%

Total operating expenses	39,969	32,188	7,781

Loss from operations	(3,807)	(5,709)	(1,902)

Other expense	(529)	(553)	(24)	4%

Loss before income taxes	(4,336)	(6,262)	(1,926)
Income tax expense	(51)	(48)	3

Net loss	$(4,387)	$(6,310)	$(1,923)

Revenue

Total revenues increased $14.5 million or 22% to $79.8 million during the nine months ended September 30, 2012 compared to revenues of $65.2 million for the same period in 2011. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and the associated Telecom revenue and is due to our continued focus and investment in sales and marketing through our direct sales initiatives and referral partner arrangements. We recognized $3.0 million of software revenue during the nine months ended September 30, 2012, under an arrangement with a reseller, a principal shareholder of inContact, which includes revenue from resold software services and amounts up to the quarterly minimum purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part, to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of 2013. If revenue from resold software services does not meet the quarterly minimum purchase commitment at the end of 2013, there will be a reduction in software revenue from that reseller at the beginning of 2014 to the extent the revenue from resold software services is less than the quarterly minimum purchase commitment at the end 2013.

During the nine months ended September 30, 2012, Siemens resold substantially fewer software services than they had originally anticipated. In October 2012, Siemens informed us that they are reviewing new measures, including the addition of dedicated incremental resources, and a revised go to market approach in an effort to increase sales of our software services under the agreement, and thereby increase contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. While positive, no assurances can be given that such plans will be implemented or be successful.

Costs of revenue and gross margin

Costs of revenue increased $4.8 million or 12% to $43.6 million during the nine months ended September 30, 2012 compared to $38.8 million for the same period in 2011. Our gross margin increased four percentage points to 45% during the nine months ended September 30, 2012 from 41% during the nine months ended September 30, 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs. In addition, lower Telecom costs due to increased efficiencies in call routing related to a 2011 investment in technology and lower negotiated direct costs contributed to the gross margin increase.

Selling and marketing

Selling and marketing expense increased $3.1 million or 18% to $20.9 million during the nine months ended September 30, 2012 from $17.7 million for the same period in 2011. This increase is primarily a result of headcount additions for direct and channel sales employees and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

Research and development

Research and development expense increased $2.3 million or 52% to $6.6 million during the nine months ended September 30, 2012 from $4.3 million for the same period in 2011. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $2.4 million or 24% to $12.5 million during the nine months ended September 30, 2012 compared to $10.1 million for the same period in 2011. The increase is primarily due to increased personnel costs and costs incurred to support our international business expansion.

Other expense

Other expense decreased $24,000 to $529,000 during the nine months ended September 30, 2012 from $553,000 for the same period in 2011. The difference is primarily due to the $158,000 increase in fair value of the warrants during the nine months ended September 30, 2011 as compared to no change in fair value of warrants during 2012 as the associated warrants were exercised in 2011. Net interest expense decreased $9,000 and was relatively consistent for the nine months ended September 30, 2012 compared to the same period in 2011. The decreases were offset by an increase in other expenses of $201,000 from losses on the disposal of property and equipment.

Income taxes

Income taxes consist primarily of minimum state income taxes due and remained consistent for the nine months ended September 30, 2012 compared to the same period in 2011.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net revenue	$13,976	$10,015	$3,961	40%	$39,106	$28,852	$10,254	36%
Costs of revenue	5,623	4,488	1,135	25%	15,972	12,071	3,901	32%

Gross profit	8,353	5,527			23,134	16,781

Gross margin	60%	55%			59%	58%

Operating expenses:
Direct selling and marketing	5,807	5,428	379	7%	17,330	14,248	3,082	22%
Direct research and development	2,252	1,412	840	59%	5,954	3,886	2,068	53%
Indirect	4,301	3,193	1,108	35%	12,129	9,169	2,960	32%

Loss from operations	$(4,007)	$(4,506)			$(12,279)	$(10,522)

Three Months Ended September 30, 2012 and 2011

The Software segment revenue increased by $4.0 million or 40% to $14.0 million during the three months ended September 30, 2012 from $10.0 million for the same period in 2011. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales initiatives and referral partner arrangements. We recognized $1.25 million of software revenue during the three months ended September 30, 2012, under an arrangement with a reseller, a principal shareholder of inContact, which includes revenue from resold software services and amounts up to the quarterly minimum purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part, to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of 2013. If revenue from resold software services does not meet the quarterly minimum purchase commitment at the end of 2013, there will be a reduction in software revenue from that reseller at the beginning of 2014 to the extent the revenue from resold software services is less than the quarterly minimum purchase commitment at the end 2013.

During the nine months ended September 30, 2012, Siemens resold substantially fewer software services than they had originally anticipated. In October 2012, Siemens informed us that they are reviewing new measures, including the addition of dedicated incremental resources, and a revised go to market approach in an effort to increase sales of our software services under the agreement, and thereby increase contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. While positive, no assurances can be given that such plans will be implemented or be successful.

Software segment revenue also includes revenue from professional services of $785,000 for the three months ended September 30, 2012 compared to $529,000 for the same period in 2011.

Gross margin increased five percentage points to 60% for the three months ended September 30, 2012 compared to 55% for the same period in 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.

Direct selling and marketing expenses in the Software segment increased $379,000 or 7% to $5.8 million during the three months ended September 30, 2012 compared to $5.4 million for the same period in 2011. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended September 30, 2012, we incurred $2.3 million in direct research and development costs compared to $1.4 million for the same period in 2011 and have capitalized an additional $1.4 million of costs incurred during the three months ended September 30, 2012 related to our internally developed software compared to $1.4 million for the same period in 2011.

Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $1.1 million or 35% to $4.3 million during the three months ended September 30, 2012 from $3.2 million for the same period in 2011 due to more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment and the general increase in indirect expenses.

Nine Months Ended September 30, 2012 and 2011

The Software segment revenue increased by $10.3 million or 36% to $39.1 million during the nine months ended September 30, 2012 from $28.9 million for the same period in 2011. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales initiatives and referral partner arrangements. We recognized $3.0 million of software revenue during the nine months ended September 30, 2012, under an arrangement with a reseller, a principal shareholder of inContact, which includes revenue from resold software services and amounts up to the quarterly minimum purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part, to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of 2013. If revenue from resold software services does not meet the quarterly minimum purchase commitment at the end of 2013, there will be a reduction in software revenue from that reseller at the beginning of 2014 to the extent the revenue from resold software services is less than the quarterly minimum purchase commitment at the end 2013.

During the nine months ended September 30, 2012, Siemens resold substantially fewer software services than they had originally anticipated. In October 2012, Siemens informed us that they are reviewing new measures, including the addition of dedicated incremental resources, and a revised go to market approach in an effort to increase sales of our software services under the agreement, and thereby increase contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. While positive, no assurances can be given that such plans will be implemented or be successful.

Software segment revenue also includes revenue from professional services of $2.0 million for the nine months ended September 30, 2012 compared to $1.5 million for the same period in 2011.

Gross margin increased one percentage point to 59% in nine months ended September 30, 2012 compared to 58% for the same period in 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.

Direct selling and marketing expenses in the Software segment increased $3.1 million or 22% to $17.3 million during the nine months ended September 30, 2012 compared to $14.2 million for the same period in 2011. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions

We also continue to develop the services provided in the Software segment by investing in research and development. During the nine months ended September 30, 2012, we incurred $6.0 million in direct research and development costs compared to $3.9 million during the same period in 2011 and have capitalized an additional $4.2 million of costs incurred during the nine months ended September 30, 2012 related to our internally developed software compared to $3.5 million during the nine months ended September 30, 2011.

Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $3.0 million or 32% to $12.1 million during the nine months ended September 30, 2012 from $9.2 million for the same period in 2011 due to more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment and the general increase in indirect expenses.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net revenue	$13,886	$12,137	$1,749	14%	$40,646	$36,378	$4,268	12%
Costs of revenue	9,195	9,049	146	2%	27,618	26,680	938	4%

Gross profit	4,691	3,088			13,028	9,698

Gross margin	34%	25%			32%	27%

Operating expenses:
Direct selling and marketing	744	856	(112)	-13%	2,354	2,520	(166)	-7%
Indirect	688	778	(90)	-12%	2,202	2,365	(163)	-7%

Income from operations	$3,259	$1,454			$8,472	$4,813

Three Months Ended September 30, 2012 and 2011

Telecom segment revenue increased $1.8 million or 14% to $13.9 million during the three months ended September 30, 2012 compared to $12.1 million for the same period in 2011 due to the increase of Telecom revenue associated with our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased 2% due to the increase in revenue, but Telecom gross margin increased 9% due to increased efficiencies in call routing related to a 2011 investment in technology and lower negotiated direct costs, which resulted in lower Telecom costs. Selling and marketing expenses decreased $112,000 or 13% during the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to lower third-party commissions associated with Telecom only customer revenue. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment decreased $90,000 or 12% during the three months ended September 30, 2012 compared to the same period in 2011 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment.

Nine Months Ended September 30, 2012 and 2011

Overall Telecom segment revenue increased $4.3 million or 12% to $40.7 million during the nine months ended September 30, 2012 from $36.4 million for the same period in 2011 due to the increase of Telecom revenue associated with our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased 4% due to the increase in revenue, but Telecom gross margin increased 5% due to increased efficiencies in call routing related to a 2011 investment in technology and lower negotiated direct costs, which resulted in lower Telecom costs. Selling and marketing expenses decreased $166,000 or 7% during the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to lower third-party commissions associated with Telecom only customer revenue. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, decreased $163,000 or 7% during the nine months ended September 30, 2012 compared to the same period in 2011 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our revolving credit note, which expires in July 2014. At September 30, 2012, we had $48.5 million of cash and cash equivalents. In addition to our $48.5 million of cash and cash equivalents, subject to meeting covenant requirements, we have access to additional available borrowings under our revolving credit note with Zions entered into in July 2009. The available borrowings under the revolving credit note are $8.5 million at September 30, 2012, based on the maximum available advance amount calculated on the September 20, 2012 borrowing base certificate, resulting in total cash and additional availability under the revolving credit note of $57.0 million at September 30, 2012. We had no outstanding balance on our revolving credit note at September 30, 2012. The outstanding balance ranged from $0 to $3.0 million during the first nine months of 2012.

The Zion’s Revolving Credit Agreement contains certain covenants, with the most significant covenant being a requirement that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.8 million, calculated as of the last day of each calendar quarter, is required. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended September 30, 2012.

In September 2012, we sold 8.0 million shares of common stock in the open market for net proceeds of $37.3 million.

We experienced a net loss of $4.4 million during the nine months ended September 30, 2012. Significant non-cash expenses affecting operations during the nine months ended September 30, 2012 were $6.9 million of depreciation and amortization and $1.4 million of stock compensation. The non-cash expenses were partially offset by an increase in accounts receivable and other assets resulting in cash operating activities providing $2.3 million of cash during the nine months ended September 30, 2012.

We paid $625,000 of the $2.5 million Promissory Note to Zions during the nine months ended September 30, 2012. The balance of our Promissory Note was $1.7 million at September 30, 2012, of which $833,000 is classified as a current liability. During the nine months ended September 30, 2012, we utilized the remaining $1.3 million of the $3.0 million equipment leasing facility commitment leasing entered into with Zions Credit Corporation. In July 2012, we entered into a capital lease obligation for certain software licensing, which requires monthly payments of $4,000 beginning in August 2012. We paid $1.8 million of capital lease obligations during the nine months ended September 30, 2012. The balance of capital lease obligations was $3.6 million at September 30, 2012, of which $2.0 million is current.

In April 2012, we entered into a term loan agreement (“Term Loan”) with Zions for $4.0 million, which matures on May 1, 2016. We are allowed to draw up to the total of $4.0 million through April 30, 2013. We have not drawn from the Term Loan as of September 30, 2012. Interest, if any, will be paid monthly in arrears, commencing the month following a draw, and the principal will be paid in 36 equal monthly installments commencing on September 1, 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on our existing cash, our Revolving Credit Agreement and our Term Loan to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our Revolving Credit Agreement and our Term Loan will be sufficient to meet our cash requirements during at least the next twelve months.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of the California College lawsuit and other matters will not have a material impact on our financial position, liquidity or results of operations.

During the nine months ended September 30, 2012, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part I, Item 3 of our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2012.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of vendor services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in the 2011 Annual Report on Form 10-K under Item 1A “Risk Factors,” actual results may differ from those in the forward-looking statements.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to the Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: November 2, 2012	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: November 2, 2012	By:	/s/ Gregory S. Ayers
Gregory S. Ayers Chief Financial Officer