Form 10-K
period 2012-12-31
inContact, Inc.
filed 2013-03-18
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $174,675,824.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of February 21, 2013 was 53,221,382.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2012. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

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

Overview

What We Do

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) began in 1997 as a reseller of telecommunications services and has evolved to become a leading provider of cloud contact center software solutions. We help contact centers around the world create effective customer experiences through its powerful portfolio of cloud contact center call routing, self-service and agent optimization solutions. The Company’s services and solutions enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction, and ensure ongoing customer-centric business improvement and growth.

We began offering cloud solutions to the contact center market in 2005. Our dynamic technology platform provides our customers a pay-as-you-go solution without the costs and complexities of premise-based systems. Our proven cloud delivery model provides compelling total cost of ownership savings over premise-based technology by reducing upfront capital expenditures, eliminating the expense of system management and maintenance fees, while providing agility that enables businesses to scale their technology as they grow.

We operate under two business segments: Software and Telecom. The Software segment includes all services related to the delivery of our inContact portfolio of cloud contact center software solutions. The Telecom segment includes all voice and data long distance services provided to customers. Software segment revenue was 50% of total revenue in 2012, 45% in 2011, and 41% in 2010. Please see the financial information on our segments presented under Note 15 of the Notes to Consolidated Financial Statements.

Recent Developments

In 2011, we entered into reseller agreements for our cloud contact center software solutions with Siemens Enterprise Communications (“Siemens”). During 2012, Siemens resold substantially fewer software services than it had originally anticipated. In February 2013, we amended certain provisions of our reseller agreement with Siemens, allowing Siemens more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to $1.0 million investment by Siemens in sales and marketing of our cloud contact center software solutions.

To provide additional funding for our cloud software growth initiatives and infrastructure investment, we sold 8.0 million shares of common stock in the open market for net proceeds of $37.3 million in September 2012. We expect to use a portion of the proceeds from the financing to seek and potentially acquire technologies or businesses that enhance our cloud portfolio of services.

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

•

InContact Dialer: The inContact Dialer combines state-of-the art inbound contact handling with full-featured campaign-based outbound dialing to maximize agent productivity. At the heart of the inContact Dialer is a highly sophisticated simulation-based dialing engine that determines the optimal balance between wait times and abandoned calls.

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

•

inContact Reports 2.0: inContact Reports 2.0 is an interactive reporting tool that provides insight into contact center operations by providing our customers with the business intelligence needed to make informed decisions. Reports 2.0 allows customers to access, filter, and report on over 100 metrics applicable to our customer contact centers and enables them to drill down into the data and discover the root cause of a problem and act on it immediately.

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

•

Professional Services: inContact offers professional support services from contact center experts who help customers establish, set up and optimize their contact centers for user satisfaction and revenue optimization. Our contact center experts assist customers in customizing detailed call routing and call distribution mapping to ensure calls are routed in the most effective and efficient manner possible using the inContact portfolio of services to their maximum potential needed by each unique contact center.

The Power of the Cloud Model

The cloud model enables subscribers to access a wide variety of software solutions that are developed specifically for delivery over the Internet on a pay-as-you-go basis. Purchasing cloud software solutions offers advantages to businesses over traditional software licensing and delivery models, including the following:

•	Operational expense rather than a capital expense;

•	Overlay existing infrastructure without additional investment;

•	Low up-front expenditure reduces risk and is especially appealing in a challenging economic climate;

•	Remove complexity of day-to-day management;

•	Ability to use at-home agents or multi-site workforces because the service is delivered over the Internet and can be accessed from any location;

•	Continued access to state-of-the-art technology and avoidance of technology lock-in with no need to install and manage third-party hardware and software in-house;

•	Ability to scale as business needs change; and

•	Instant built-in scalability, redundancy, security, hosting and IT expertise.

This type of lower cost subscription service is particularly attractive for start-up companies and medium-sized businesses. However, the model also is becoming increasingly appealing to larger organizations. While the total cost of ownership benefits of the cloud are important, these large enterprise customers are moving to the cloud to improve their business agility. This business agility enables enterprises to react to changing market conditions quickly, change service processes or offerings on the fly, scale up and down as seasonality or volumes indicate, and use their technology as a growth driver for their business.

For companies selling software solutions under the cloud model, such as inContact, sales generally result in lower initial revenues than traditional software licensing and delivery models. However, because customers generally subscribe to this kind of product for multiple years, future revenues are more predictable than traditional software sales models where license revenue may be recognized in the quarter when signed. As a result of our use of the cloud subscription model, we depend on monthly recurring revenues from our customers, which provide us with a much more predictable and stable revenue stream than if we sold our inContact contact center software solution as a premise-based product.

Telecom Products and Services

Our telecommunications network is the backbone of the inContact platform as our customers’ calls are routed across our carrier-grade network. Our ability to provide telecommunications connectivity as well as cloud software services create a strong competitive advantage for those customers who are looking for a single source supplier for both these services.

As a domestic and international long distance reseller and aggregator, we contract with a number of third party long distance service providers for the right to resell telecommunication services to our customers. Our primary providers are CenturyLink, Verizon, Level 3 and Global Crossing. The variety of traditional telecommunication services we offer enables our customers to:

•	buy most of the telecommunications services they need from one source,

•	combine those services into a customized package including our all-in-one, contact center solution,

•	receive one bill for those services,

•	contact us at a single point of contact if service problems or billing issues arise, and

•	depend on our professional team of employees to manage their network and contact center solution, end-to-end, so our customers can focus on their business operations.

The contracts with our third party long distance service providers are customary in the industry and designate inContact as the point of contact for all customer service calls. These agreements stand for one to three years and are generally renewable at the end of each contract term, when rates are often renegotiated on the basis of prevailing rates in the industry.

We also acquire, from our third party long distance service providers, dedicated long distance service, toll-free 800/888/877/866 services, and dedicated data transmission service. These services and fees are billed to us as stated in our contracts with our providers and are payable on the same terms as switched long distance service.

We maintain a contact center in Salt Lake City, Utah for receiving customer service and billing inquiries. Our customer service personnel are available during extended business hours and also provide emergency service 24 hours a day, seven days a week. We place a high priority on customer service since we believe it is a primary factor in acquiring and retaining customers.

Market Opportunity

We believe that customers have more choice and voice than ever before and goods and products are rapidly becoming commoditized. Service has become a key competitive differentiator, but today’s contact centers are often missing the mark in providing a consistent, high quality experience across the customer’s channel of choice. Voice continues to dominate, but new channels like social and mobile are rapidly coming into the mix. We believe the world of the contact center is changing rapidly and is becoming an important way for companies to differentiate their businesses. We believe that the next five years will bring significant changes to the contact center market, as the following four macro trends converge:

•	Self Service—where customers are willing to perform all possible customer service functions themselves;

•	Social Media—listening and responding to service issues in the blogosphere where customers have more voice and choice than ever before;

•	Smart Phone—with more smart phones than computers accessing the net, multi-channel contact options—including SMS, chat, web and social—are in increasing demand by customers; and

•	Big Data Analytics—using the huge store of contact center data to drive intelligent action, better enterprise alignment and more successful customer service outcomes.

We feel that as these trends continue to emerge, the cloud delivery model will continue to grow in acceptance. We believe inContact continues to be the only cloud provider to the contact center market that offers both telecommunications services with contact handling and workforce optimization solutions. We believe the trend in the mid-size and enterprise contact center market is for companies to prefer purchasing all-in-one solutions over purchasing multiple point solutions. These companies are looking for software available in a portfolio that they believe will save money, reduce implementation and integration complexity, and allow them to focus on dealing with one vendor.

Target Market Segments

Using research from our own customer base and third party market data, we have identified the following as key target market attributes for inContact’s portfolio:

•	Mid-sized to small enterprise contact centers in growth companies;

•	Between 50 and 500 seats;

•	Multiple, geographically-dispersed contact center locations (both US and abroad);

•	Contact volumes scale up and down;

•	A mix of traditional contact center-based and at-home agents; and

•	Aging premise call center infrastructure.

These target customers are most often found in the following four key vertical markets:

•	Business Process Outsourcers (BPOs)—key drivers are adding capacity quickly for new campaigns and customers and decreasing cost, but enhancing quality and service levels;

•	Retail and Direct Response—key drivers are seasonality, increasing cross-sell and up-sell opportunities;

•	Healthcare Providers—key drivers are health care laws, HIPPA and increased competition for consumer dollar; and

•	Utilities—key drivers are regulatory pressures, increased competition and proactive service communications.

We believe these four vertical markets have market dynamics or regulatory requirements that help drive cloud adoption.

Sales and Marketing

Marketing continues to be a strategic growth engine for inContact. In 2012, we continued our targeted marketing activities to accelerate sales growth. We are driving demand for our services through the following key strategies:

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

The key audiences for our message include contact center operations management, IT management and C-level executives. Our current marketing efforts are focused on: (1) continued elevation of the inContact brand to a position of industry leadership, (2) identifying, attracting and pre-qualifying prospective leads that can be converted to new sales opportunities, and (3) expanding partner support and integration offerings to enable joint marketing and selling with key partners.

We maintain a referral partner network comprised primarily of telecommunication agents and adjacent market technology and service providers. These relationships benefit inContact because they introduce us to new sales channels and they add scalability to our sales, implementation, professional services and support operations.

Also in 2012, we debuted inCloud, a powerful API-driven partner ecosystem designed to enable customers to easily specify, implement and deploy solutions that are pre-integrated into the inContact platform. inCloud enables customers to easily specify, implement and support integrated solutions that extend the value of their inContact investment. This has created a powerful competitive advantage in winning deals and provided additional sources of leads and referrals.

Prior to 2012, inContact’s cloud software solutions were sold predominately through our direct sales organization. In June 2011, we established a new sales channel by entering into a reseller agreement with Siemens, whereby Siemens became a world-wide distributor/reseller of our portfolio of cloud contact center solutions. Siemens was granted a non-exclusive right to resell inContact’s cloud software solutions and other services globally, with an exclusive right to sell the inContact services in Europe, the Middle East, and Africa in exchange for minimum commitment obligations from Siemens. In October 2011, we entered into a reseller agreement with Verizon with the goal of increasing market share in North America by leveraging their sales and distribution force to sell our portfolio of cloud software solutions.

On February 13, 2013, we reached an agreement with Siemens to modify the terms of the reseller agreement as follows:

•	Minimum commitment obligations of Siemens are now as follows:

•	$4.5 million in net software revenue for calendar year 2012 with quarterly milestones of $750,000 for Quarter 1, $1.0 million for Quarter 2, $1.25 million for Quarter 3 and $1.5 million for Quarter 4;

•	$7.0 million in net software revenue for calendar year 2013 with quarterly milestones of $1.75 million each quarter;

•	$3.5 million in net software revenue for the six months ended June 30, 2014, with quarterly milestones of $1.75 million for the quarters ending March 31, 2014 and June 30, 2014; and

•

$1.5 million in net software for the month of July 2014, which may be credited up to $1.0 million for direct sales expenditures made by Siemens to promote our cloud contact center software solutions during the period of January 1, 2013 to March 31, 2014.

•

Siemens’ previously exclusive right to sell the inContact services in Europe (including Russia), Middle East, and Africa is now non-exclusive, and sales in these markets by other resellers will go toward satisfying Siemens’ minimum commitment obligation.

•	Siemens may make payments under the Master Reseller Agreement with shares of inContact common stock sold in June 2011to Enterprise Networks Holdings, Inc. (“ENH”), the parent company of Siemens.

•

At February 13, 2013, the total owed to inContact on outstanding invoices was $2.7 million and on February 22, 2013, Siemens made payment of that amount by transferring and delivering to us 492,000 shares of inContact common stock held by ENH. For the remainder of 2013, Siemens may pay the full amount of each invoice with shares of inContact common stock.

•	For 2014, Siemens may use shares of common stock to pay only that portion of the invoice that is the shortfall between the minimum commitment obligation and actual software revenue.

•

The price for inContact common stock for purposes of exchange to pay invoices issued to Siemens is 91% of volume weighted average sales price for the five consecutive trading days commencing on a fixed date prior to the invoice payment date.

•

After May 15, 2013, if ENH otherwise sells any of inContact’s common stock, the number of common shares that can be used to pay invoices is reduced one for one, and cash must be used to cover that portion of the invoice not paid in with shares. ENH agreed not to sell any shares of our common stock until after May 15, 2013.

•	The initial term of the Master Reseller Agreement is extended into 2014, and thereafter it is automatically renewed annually, subject to the right of either party to terminate with advance notice.

International

In 2011, we completed the build out of our European network facilities. The European network is substantially identical to our network in the United States and features redundant data centers in Munich and Frankfurt. The European network facilities enables inContact to provide multi-national customers with regional access to cloud contact center software solutions to better serve local needs. These capabilities include regionally-stored calls and contacts, broader language support for speech applications and data handling to comply with European data security regulations.

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

Additionally, we expanded our voice gateway technology to Europe, the Philippines and Hong Kong. The voice gateway technology facilitates high quality interactions by routing both incoming and outgoing contact center calls through the inContact system within the continent. It eliminates static and voice delay problems frequently experienced by other providers who do not have infrastructure in the region and improves service to existing customers.

We have also continued to prudently expand our operations in the Philippines, which provides us with a low cost approach to service mid-market customers.

Technology and Research and Development

Technology

We believe that our cloud technology platform enables us to develop functionality and deliver it to customers more efficiently than traditional premise or enterprise software vendors. We do not provide software that must be written to different operating systems, database and hardware platforms, or that is dependent upon a customer’s unique systems environment. Rather, we have optimized our inContact portfolio of cloud software solutions to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, usability and functionality of our inContact portfolio drive our technology decisions and product direction.

We build our inContact portfolio as a highly scalable, multi-tenant application written in C#, Microsoft.Net and SQL server. We use commercially available hardware and a combination of proprietary and commercially available software to provide our inContact portfolio. Our core ACD server is commercially available hardware and runs a proprietary software engine. We have other custom-built core services such as voice-stream session management, database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our inContact portfolio.

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

The infrastructure of our inContact portfolio and VoIP technologies has both system redundancy within the applications as well as geographical redundancy with data centers in Los Angeles and Dallas in the United States and Munich and Frankfurt in Germany. Full backups of all our core customer data are performed weekly and differential backups are performed nightly. Transaction log backups take place every 30 minutes. We use secure sockets layer (“SSL”) encryption to protect sensitive areas of our customer information and service-oriented websites. Remote access to our systems is made possible through a 168-bit encrypted Virtual Private Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local computers are scanned for viruses on a real-time basis and report to a central server. We believe our backup, maintenance and security systems are adequate for preserving the delivery of service to our customers and operation of our business without significant outages or interruptions. However, an unforeseen or catastrophic event is always possible and could have a significant impact on our business.

Research and Development

We incurred research and development expenses of $9.4 million in 2012, $6.4 million in 2011 and $5.3 million in 2010 primarily related to the development of our inContact portfolio of cloud contact center software solutions. We continue to invest a significant portion of our revenue in research and development to leverage our strategic position as a technology provider. Our research and development efforts are focused on improving the features, functionality and security of our existing service offerings as well as developing new proprietary services. In addition, from time to time we supplement our internal research and development activities with outside development resources and acquired technology. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based upon a single version of our applications. We are able to upgrade all of our customers at the same time with each release. As a result, we do not have to maintain multiple versions of our applications and are able to maintain relatively low research and development expenses as compared to enterprise or premises software vendors. Another contributor to our advantage is the diverse technical and communications expertise in our research and development group as it is composed of numerous professionals with backgrounds in software, hardware and telecommunications. This group is structured as product-centric teams each of which follows formal development processes for enhancements, new feature developments, release management and quality assurance.

Acquiring Intellectual Property

We intend to pursue strategic acquisitions of intellectual property by direct acquisition of the technology or the company that owns the technology. We will rely primarily on our internal technical staff and our executive officers to identify prospective acquisitions, perform due diligence, negotiating contracts, and subsequently integrating the acquired technology or companies. We do not expect to acquire any technology unless the persons responsible for its development will remain for some period of time committed on a full-time basis to further development and integration of the new technology into our portfolio of services. We intend to use available cash, debt, long-term earnout arrangements, equity, and a combination of these as consideration in future acquisitions.

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

As of December 31, 2012, we had been issued five United States patents and additional United States patent applications are pending. Our patents expire in 2032. We cannot predict whether our pending patent applications will result in issued patents. Our patents and patent applications concern our inContact portfolio platform infrastructure. The following are our registered trademarks in the U.S. and elsewhere:

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

Competition

The majority of market share in the contact center infrastructure market and in the workforce optimization software market is still held by traditional premise-based equipment providers. The premise-based method of selling solutions, via onsite equipment and software, is now being challenged by cloud providers. According to the DMG Hosted Contact Center Infrastructure Market Report, approximately 5% of all contact center seats in North America have transitioned to the cloud, for a total of approximately 871,000 seats1.

While the cloud contact center market is still highly fragmented, inContact holds a lead position with approximately 70,000 seats of cloud contact center software as of the end of 20121. Because of our diligent efforts over the past several years and our experience with more than 1,200 implementations, we believe we are in a position to capitalize on the market fragmentation and become the clear leader in the market for cloud contact center software solutions.

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

[1]	2012 Hosted Contact Center Infrastructure Market Report, DMG Consulting LLC, September 2012.

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

The FCC has not classified all IP-enabled or VoIP communications services as unregulated information services or as regulated telecommunications services. Instead, the FCC has imposed certain legacy telecommunications regulations on I-VoIP services in a piecemeal, ad hoc manner. These regulations include requirements concerning emergency communications (“E911”), telecommunications relay services for hearing-impaired individuals (“TRS”), Customer Propriety Network Information (“CPNI”), and the facilitation of wiretaps and government surveillance under the Communications Assistance for Law Enforcement Act (“CALEA”). In addition, the FCC ruled that I-VoIP providers must contribute to the Universal Service Fund (“USF”) regime.

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

In addition, the regulatory treatment of IP-based conferencing services is currently under review. In a 2011 decision, the FCC’s Wireline Competition Bureau (“WCB”) denied MeetingOne.com’s request for review of a decision of the USF administrator, the Universal Service Administrative Company (“USAC”) concluding that MeetingOne.com’s IP conferencing service is regulated telecommunications; MeetingOne appealed the decision. While the outcome of this appeal remains to be seen, it could have an impact on the regulatory treatment of IP conferencing services, and how our business treats these services.

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

Employees

As of December 31, 2012, we employed a total of 424 employees. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Executive Officers of inContact

The executive officers of inContact are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors’ meetings, as appropriate. We have employed each of the executive officers in the position or positions indicated in the list and pertinent notes below.

At December 31, 2012, the following were executive officers of inContact:

Name	Age	Position	Since
Paul Jarman	43	Director and Chief Executive Officer	1997
Gregory Ayers	51	Executive Vice President and Chief Financial Officer	2009
Scott Welch	48	Executive Vice President and Chief Operating Officer	2004
William Robinson	46	Executive Vice President of Sales	2012
Mariann McDonagh	51	Executive Vice President and Chief Marketing Officer	2010
Sunny Gosain	41	Executive Vice President and Chief Product Officer	2011
Bassam Salem	40	Executive Vice President and Chief Business Officer	2011

Paul Jarman has served as President of inContact since December 2002 and as Chief Executive Officer of inContact since January 2005. Prior to December 2002, he served as an Executive Vice President. Mr. Jarman is one of the original founders of inContact.

Gregory Ayers was elected and has served as an Executive Vice President and Chief Financial Officer of inContact since March 2009. Mr. Ayers was a self-employed financial consultant for a year prior to March 2009. Mr. Ayers served as Chief Financial Officer for two years at ZARS Pharma.

Scott Welch was elected Executive Vice President and Chief Operating Officer of inContact in September 2004 and currently serves as Chief Operating Officer and Chief Security Officer. Mr. Welch began his association with inContact in September 2003 as Chief Information Officer. Before joining inContact, Mr. Welch served as Vice President of Information Technology at Access Long Distance.

William Robinson was elected Executive Vice President of Sales of inContact in July 2012. Prior to joining inContact, Mr. Robinson provided strategy and go to market consulting for various technology companies from June 2011 through June 2012. Prior to that, Mr. Robinson was Vice President of the Americas for software-as-a-service content management provider Alfresco Software from April 2009 through June 2011. Prior to Alfresco, Mr. Robinson was Vice President of Business Intelligence for Hewlett Packard from February 2008 through April 2009.

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

Sunny Gosain was elected as Executive Vice President and Chief Product Officer of inContact in August 2011. Prior to joining inContact, Mr. Gosain was the chief executive responsible for software-as-a-service ERP product line operations for Consona, Inc. from June 2010 to July 2011. Prior to Consona, he was Chief Technology Officer and Chief Information Officer for Compiere, Inc. from March 2007 to June 2010.

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

Our net loss was $5.4 million, $9.9 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Continued losses will diminish the working capital we have available to pursue development of our business. Sales within the Software segment continue to improve, but we have not achieved positive annual operating results and whether inContact will ultimately achieve positive results and cash flow should be considered a substantial risk with respect to our business.

The stability and growth of our revenues depends on our ability to attract and retain on-going customers.

The revenue model for companies selling software services under the cloud model, such as inContact, is to attract and retain customers who purchase services under contracts providing for monthly or periodic charges. Our ability to increase and maintain revenue depends substantially on the efficacy of our contact center and call routing solutions and maintaining customer satisfaction. Our failure to deliver services our customers need and want, and to keep our customers satisfied, would adversely affect our results or operations.

Incremental revenue from reseller partners and international sales may not exceed expenditures, which could adversely impact our results of operations.

In 2011 and 2012, we expended a significant amount of money to develop our infrastructure and international delivery systems to be able to serve new customers we expect will come from the reseller sales channel established in 2011 and new sales opportunities we hope to develop in the future. We expect to make additional expenditures for this purpose in 2013 and 2014. Revenue from our reseller arrangements beyond July 2014 may not be sufficient to cover our investment in infrastructure and facilities or our continuing cost of operating the expanded service capacity, which would have a significant adverse effect on our results of operations.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	Our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	Changes in the mix of revenue between our segments because the gross margin is significantly higher for the Software segment than for the Telecom segment;

•	The timing and success of new product introductions and enhancements or product initiation by us or our competitors;

•	Changes in our pricing policies or those of our competitors;

•	The amount and timing of expenditures related to expanding our operations;

•	The purchasing and budgeting cycles of our customers; and

•	General economic, industry and market conditions.

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

It is not possible to predict with any certainty the growth of our business over the next year. Our ability to continue our growth and improve our results of operations will depend on a number of factors, including our ability to promote and gain market acceptance of cloud software solutions, to maintain and expand our independent agent network, to fund maintenance and expansion of infrastructure to service our customers, to meet existing and emerging competition, and to maintain sufficient operating margins despite pricing pressures. Furthermore, the growth and development of our business may be harmed if we are unable to adapt and expand our systems, procedures and controls to support and manage our growth. All of these factors indicate there could be fluctuations in our results of operations and volatility in our stock price that could expose an investor to greater risk.

Our operating results may be negatively impacted by the pricing decisions of our competitors and our providers. We may not be able to mitigate this impact with our other services.

Our costs of revenues in our Telecom segment from period to period are affected by the pricing for long distance service we can obtain from the wholesale providers of these services. We must price our services at levels that are competitive, so costs of revenues affect the rates we offer to customers and our resulting revenues. This industry has a history of downward pressure on long distance service rates as a result of competition among providers. To acquire and retain customers, we offer these services at prices that are competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to users, which will reduce revenues. On the other hand, higher prices charged by our providers will increase our costs of revenues and cut into operating results, unless we raise prices to our customers, which may be difficult for us to do if our competitors are not subject to the same upward pricing pressures or choose not to increase prices notwithstanding such pressure. Our strategy is to mitigate the impact of pricing pressure in the Telecom segment by increasing Software segment revenue, which is not subject to these rate changes and has much higher margins. We may not be successful in making these cloud software solutions a majority of our revenue mix and improve our overall operating margins.

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

Our inContact portfolio of cloud software solutions are provided to customers through a dedicated network of equipment we own connected through leased telecommunications lines with capacity dedicated to us that is based on Internet protocol. Communication initiated by the user is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network because it lowers our cost of providing the service from using traditional transmission methods.

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

We provide our services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Texas, Utah, Germany, England, Hong Kong and the Philippines. Our hosting providers do not guarantee that our customers’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our customers to lose access to the services they are purchasing from us. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

We provide service level commitments to our customers, which could cause us to provide credits for future services if the stated service levels are not met for a given period and could significantly harm our revenue.

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

We may become subject to state regulation for certain service offerings, which could increase our cost of doing business.

Certain states take the position that offerings by VoIP companies are intrastate and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has pre-empted states from regulating VoIP offerings in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls, so significant failures in these networks could be detrimental to our operations.

We leverage the infrastructure of third party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers rather than deploying our own network throughout the United States. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service could have a material adverse effect on our business, financial condition or operating results.

New regulation of the Internet by governmental agencies could adversely affect the way we operate or increase our cost of doing business.

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet, in general, could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate and/or tax applications running over the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

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

•	Localization of our services, including translation into foreign languages and associated expenses;

•	Dependence on certain third parties to increase customer sales;

•	The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy and telecommunications;

•	Compliance with U.S. laws affecting operations outside of the U.S., including the Foreign Corrupt Practices Act:

•	Increased financial accounting and reporting burdens and complexities;

•	Increased risk for international telecom fraud;

•	Political instability abroad, terrorist attacks and security concerns in general; and

•	Reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally.

Regulation of IP telephony services is unclear, so the imposition of significant regulation in the future could adversely affect our operations.

We deliver our inContact portfolio of cloud contact center solutions and move other long distance service through our VoIP Network. We view government regulation as one of the conditions of the environment within which we conduct business that does impact, and will continue to impact, our business as we endeavor to comply with existing regulation and what may come in the future. At both the federal and state level there are initiatives, proposals, proceedings and investigations pending with respect to telecommunications and the Internet that we describe in some detail above in the “Government Regulation” section of ITEM 1. BUSINESS. This section describes areas where the regulatory landscape could change and significantly impact our business, and you should review that section carefully. Our failure to anticipate, plan for, and comply with new regulation as it comes along on a cost effective basis is a continuing risk of our business that could have a significant adverse effect on our business activity and results of operations.

Our ability to offer services outside the U.S. is subject to different local regulatory environments, which may be unknown, complicated and uncertain.

Regulatory treatment of enhanced communications services outside the United States varies from country to country and often the laws are unclear. We currently distribute our products and services directly to consumers and through resellers and channel partners that may be subject to telecommunications regulations in their home countries. The failure by us or our customers, resellers and channel partners to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers and channel partners, some countries may assert that we are required to register as a telecommunications provider in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting enhanced communication services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have an adverse effect on the use of our services in international locations.

Increased taxes or fees on our service will increase our customers’ cost of using our service and/or reduce our profit margins (to the extent the costs are not passed through to our customers) and we may be subject to liabilities for past sales and additional taxes, surcharges and fees.

The tax and fee structure relative to enhanced communications services is complex, ambiguous and subject to interpretation. Based on its interpretation of applicable law, the Company believes that it has either remitted or accrued for all taxes and regulatory fees owed as a result of its operations. If, however, taxing and regulatory authorities arrive at different interpretations of applicable law, our ultimate liability could exceed the amount the Company has remitted and accrued. In addition, the collection of additional taxes, fees or surcharges in the future could have the effect of increasing our prices or reduce our profit margins. Compliance with these regulations may also make us less competitive with those competitors who choose not to comply with the regulations.

Our emergency and E-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability. There may be risks associated with limitations associated with E-911 emergency dialing with our service.

To the extent we are obligated to provide E-911 and emergency calling services for specific offerings, both services are different, in significant respects, from the emergency calling services offered by traditional wireline telephone companies. In each case, the differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which it tentatively concluded that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). This was followed by a service of inquiries and FCC NPRMs concerning the applicability and implementation of E-911 requirements to VoIP services.

The FCC may determine that our nomadic emergency calling solution does not satisfy the requirements of its VoIP E-911 order because, in some instances, our nomadic emergency calling solution requires that we route an emergency call to a national emergency call center instead of connecting our customers directly to a local PSAP through a dedicated connection and through the appropriate selective router. The FCC may issue further guidance on compliance requirements in the future that might require us to disconnect those customers not receiving access to emergency services in a manner consistent with the VoIP E-911 order. The effect of such disconnections, monetary penalties, cease and desist orders or other enforcement actions initiated by the FCC or other agency or task force against us could have a material adverse effect on our business, financial condition or operating results. In late July 2008, the President signed into law the “New and Emerging Technologies 911 Improvement Act of 2008.” The law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. The applicability of these laws and regulations to an enhanced call center offering remains unclear.

Delays our customers may encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller’s location or telephone number can result in life threatening consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our E-911 services.

The FCC adopted orders reforming the system of payments between regulated carriers that we partner with to interface with the public switch telephone network. The rates we pay for the services performed by these carriers may increase as a result of the FCC’s reform order. As a result, we may increase rates for service, making our offerings less competitive with others in the marketplace, or reduce our profitability.

The FCC reformed the system under which providers of telecommunications services compensate each other for transporting and/or terminating various types of traffic, including VoIP traffic that terminates on the PSTN and applied new call signaling requirements to VoIP and other service providers. The FCC’s rules concerning charges for transmission or termination of VoIP traffic could result in an increased cost to terminate the traffic absent specific agreements that include a rate for VoIP-PSTN traffic when exchanged between us and other carriers. For VoIP traffic that terminates on the PSTN, the Order establishes a transitional framework that establishes default intercarrier compensation rates for VoIP-PSTN traffic that are equal to the rates applicable to non-VoIP traffic and allows regulated providers of telecommunications services to tariff these default charges in the relevant federal and state tariffs that apply in the absence of an agreement. The rules also establish a multiyear transition to a national “bill- and-keep” framework as the ultimate end state for traffic exchanged with a local exchange carrier. Under bill- and-keep, providers do not charge one another for terminating traffic and instead recover the costs of termination from their own customers. To the extent that the company transmits VoIP traffic that is not subject to an existing intercarrier compensation arrangement and another provider imposes higher intercarrier compensation charges than we, or the third parties terminating our traffic to the PSTN, pay today, our termination costs could initially increase. In the near term, this change could result in us either increasing our retail charges for services to our customers or, reducing our profitability. However, over the longer term, we expect our costs to terminate traffic to the PSTN to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2.	PROPERTIES

We lease our principal office space in Salt Lake City, Utah, which is our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities. At December 31, 2012, the space consists of approximately 50,000 square feet and the lease for this office space expires in June 2015, but we have an option to renew the lease for an additional five years at the end of the lease period. In February 2013, we entered into a new lease for additional office space of approximately 5,500 square feet at our corporate headquarters, which also expires in June 2015. We also lease smaller office spaces in California, England and the Philippines. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

Market Price, Stockholder Matters, and Unregistered Sales

Our common stock trades on The NASDAQ Capital Market under the symbol “SAAS.” The following table presents the high and low closing sales prices per share of our common stock as reported on The NASDAQ Capital Market for the four calendar quarters of 2012 and 2011:

Calendar Quarter Ended:	High	Low
March 31, 2012	$5.93	$4.41
June 30, 2012	$5.87	$4.55
September 30, 2012	$6.66	$4.76
December 31, 2012	$6.99	$5.17

Calendar Quarter Ended:	High	Low
March 31, 2011	$3.47	$2.98
June 30, 2011	$4.86	$3.25
September 30, 2011	$5.26	$3.38
December 31, 2011	$4.85	$3.01

As of February 21, 2013, we had approximately 2,954 holders of record of our common stock. Since inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index for the five fiscal years ended December 31, 2012. The stock price information shown on the graph below is not necessarily indicative of future price performance.

Equity Compensation Plan Information

The following table provides information on our compensation plans at December 31, 2012 under which equity securities are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,106,224		$3.63	1,437,034
Equity compensation plans not approved by security holders	2,415,281	(1)	$3.28	N/A

Total	5,521,505		$3.49	1,437,034

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the Board of Directors.

Repurchases of Common Stock

There were no repurchases of equity securities by us during the year ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

Restatement

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2012. The consolidated statements of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of inContact. The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report. Such financial data give effect to the restatement of prior period financial statements to correct errors related to the accounting for amounts of USF surcharges in excess of amounts allowed under FCC rules. See Part IV, Item 15, “Financial Statements”—Note 2—“Restatement of Prior Year Financial Statements.” Management believes the effects of these errors are not material to its previously issued Consolidated Financial Statements.

Consolidated Statement of Operations Data (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net revenue	$110,280	$88,472	$81,704	$84,036	$79,390
Net loss	$(5,384)	$(9,941)	$(1,507)	$(3,069)	$(10,539)
Net loss applicable to common stockholders	$(5,384)	$(9,941)	$(1,507)	$(3,069)	$(10,539)
Net loss per share:
Basic and diluted	$(0.11)	$(0.24)	$(0.04)	$(0.10)	$(0.34)
Cash dividends per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data (in thousands):

	As of December 31,
	2012	2011	2010	2009	2008
Total assets	$96,347	$58,414	$40,585	$38,929	$28,747
Long-term obligations	$5,200	$7,071	$8,973	$9,475	$6,583

As discussed in Part IV, Item 15 “Financial Statements”—Note 2—“Restatement of Prior Year Financial Statements,” we have restated previously issued Consolidated Financial Statements to correct for errors related to the accounting for amounts of USF surcharges recovered in excess of amounts allowed under FCC rules.

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

Consolidated Results of Operations. This section provides an analysis of our consolidated results of operations for the three years ended December 31, 2012.

Segment Results of Operations. This section provides an analysis of our segment results of operations for the three years ended December 31, 2012.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2012, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2012. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements. This section provides a tabular presentation of our outstanding contractual obligations that existed as of December 31, 2012.

Critical Accounting Estimates. This section discusses accounting estimates that are considered important to our results of operations and financial condition, require significant judgment and require estimates on the part of management in application. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Part IV, Item 15 “Financial Statements”—Note 1—“Accounting Policies.”

The MD&A gives effect to the restatement of prior period Consolidated Financial Statements referred to in Note 2—“Restatement of Prior Year Financial Statements” to the Consolidated Financial Statements contained in Part IV, Item 15.

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

We began offering cloud solutions to the contact center market in 2005. Our dynamic technology platform provides our customers a pay-as-you-go solution without the costs and complexities of premise-based systems. Our proven cloud delivery model provides compelling total cost of ownership savings over premise-based technology by reducing upfront capital expenditures, eliminating the expense of system management and maintenance fees, while providing agility that enables businesses to scale their technology as they grow.

We provide software which includes the following:

•	Automatic call distributing

•	Computer telephony integration

•	Interactive voice response with speech recognition

•	Outbound dialing

•	PBX and CRM integration

•	Echo agent service surveys and reports

•	Workforce optimization

•	Quality monitoring

•	Screen recording

•	Interactive reporting tool

Taken together, the inContact cloud platform creates an integrated solution for contact centers, including those with distributed workforces—either at-home or multi-site.

Recent Developments

In 2011, we entered into reseller agreements for our cloud contact center software solutions with Siemens and Verizon. The new opportunity required us to invest in the infrastructure to deliver our cloud contact center software solutions to new and larger mid-market enterprise and international customers and increase our customer service and support capacity. We began making these investments in 2011 and continued into 2012. The investments increased our cost of services and other operating expenses in the second half of 2011 and continuing into 2012 ahead of the anticipated and guaranteed revenue, which adversely affected our margins and results of operations in these periods. Our ability to recoup that investment depends on how successful our reseller strategy is in 2013 and beyond, but we were able to mitigate the risk associated with future realization of sales, in part, by obtaining minimum purchase commitments from Siemens. Such commitments, along with other operating efficiencies enabled us to improve our margins and results of operations in 2012.

We sold 8.0 million shares of common stock in the open market for net proceeds of $37.3 million in September 2012. Proceeds of the offering have been used and will continue to be used to fund our cloud software growth initiatives and development of our infrastructure. We also plan to use a portion of the proceeds of the offering to pursue strategic acquisitions of intellectual property by direct acquisition of the technology or the company that owns the technology.

During 2012, Siemens resold substantially fewer software services than they had originally anticipated. In February 2013, we amended certain provisions of our reseller agreement with Siemens, allowing Siemens more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to $1.0 million investment by Siemens in sales and marketing of our cloud contact center software solutions.

Trends in Our Business

We continue to experience increases in Software segment revenue due to our continued focus and investment in Software segment sales and marketing through our direct sales initiatives and referral partner arrangements. We expect Software and Telecom segment revenue to continue to increase during 2013. The Telecom segment increase in net growth is attributable to the increase in Telecom revenue from our inContact portfolio customers, exceeding lost revenue from attrition of our Telecom only customers. We expect the Telecom revenue from our inContact portfolio customers to continue to exceed the attrition of our Telecom only customers in 2013.

There has been an increase in costs of revenue during 2012 due to greater professional service and customer service personnel costs as we employ more personnel, including higher-paid employees with more developed skill sets to service larger mid-market and enterprise customers, greater direct costs attributable to establishing our international infrastructure and international call traffic, and an increase in amortization of previously capitalized internal use software costs. However, the costs of revenue as a percentage of sales has decreased in 2012 as compared to 2011 due to the increase in revenue as a result of developing the infrastructure to service more enterprise and international customers, investing in sales and marketing activities, and from the reseller sales channel added during 2011. We expect costs of revenue in absolute dollars to continue to increase, but we expect the costs of revenue as a percentage of sales to continue to decrease slightly as we anticipate increases in revenue for the reasons noted previously.

Sources of Revenue

We derive our revenues from two major business activities: (1) delivery and support of our inContact portfolio of software solutions and associated professional services and (2) reselling telecommunication services. Our primary business focus is marketing and selling our inContact portfolio.

Software

Software delivery and support of our inContact portfolio is provided on a monthly recurring subscription basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional implementation services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness metrics, as it relates to utilization of the inContact portfolio. Customers access cloud software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our telecommunications and data network is fundamental to our inContact portfolio and allows us to provide the all-in-one inContact solution. Software service revenue also includes revenue related to minimum purchase commitments through July 2014, from a related party reseller.

Telecom

We derive revenue from telecommunications services such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Revenue for transactional long distance usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

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

Results of Operations

Results of 2012 versus 2011

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2012 compared to our condensed operating results for the year ended December 31, 2011 (in thousands):

	2012	2011	$ Change	% Change
Net revenue	$110,280	$88,472	21,808	25%
Costs of revenue	59,776	52,577	7,199	14%

Gross profit	50,504	35,895	14,609

Gross margin	46%	41%
Operating expenses:
Selling and marketing	28,591	24,563	4,028	16%
Research and development	9,401	6,354	3,047	48%
General and administrative	17,140	14,090	3,050	22%

Total operating expenses	55,132	45,007	10,125

Loss from operations	(4,628)	(9,112)	4,484
Other expense	(636)	(755)	(119)	(16%)

Loss before income taxes	(5,264)	(9,867)	4,603
Income tax expense	(120)	(74)	46

Net loss	$(5,384)	$(9,941)	$4,557

Revenue: Total revenues increased $21.8 million to $110.3 million during 2012 compared to revenues of $88.5 million during 2011. The increase relates to an increase of $14.8 million in Software segment revenue due to our continued focus and investment in sales and marketing efforts of our inContact portfolio of cloud contact center solutions through our direct sales and referral and reseller partner arrangements. Telecom segment revenue increased $7.0 million as the increase of Telecom revenue associated with our inContact portfolio customers exceeded the attrition of our Telecom only customers.

We recognized $4.5 million of software revenue during 2012, under our reseller agreement with Siemens, which principally represents revenue from Siemens’ 2012 minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Siemen’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

During 2012, the amount of software services resold by Siemens was substantially less than its 2012 minimum purchase commitment. In February 2013, we amended certain provisions of our reseller agreement with Siemens, allowing Siemens more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to $1.0 million investment by Siemens in sales and marketing of our cloud contact center software solutions.

Costs of revenue and gross margin: Costs of revenue increased $7.2 million or 14% to $59.8 million during 2012 compared to $52.6 million during 2011. Our gross margin increased five percentage points to 46% during 2012 from 41% during 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs. In addition, lower Telecom costs due to increased efficiencies in call routing related to a 2011 investment in technology and lower negotiated direct costs contributed to the gross margin increase.

Selling and marketing: Selling and marketing expense increased $4.0 million or 16% to $28.6 million during 2012 from $24.6 million during 2011. This increase is primarily a result of headcount additions for channel sales employees and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions as well as increased lead generation efforts for our Software segment.

Research and development: Research and development expense increased $3.0 million or 48% to $9.4 million during 2012 compared to $6.4 million during 2011. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative: General and administrative expense increased $3.0 million or 22% to $17.1 million during 2012 compared to $14.1 million during 2011. The increase is primarily due to increased personnel costs and costs incurred to support our international business expansion.

Other expense: Other expense decreased $119,000 to $636,000 during 2012 compared to $755,000 during 2011. Net interest expense decreased $145,000 during 2012 compared to 2011 due to a lower average outstanding balance on our revolving credit agreement in 2012 as compared to 2011. Additionally, there was no change in fair value of warrants in 2012 as compared to a $158,000 increase in fair value of the warrants during 2011 as the associated warrants were exercised in 2011. The decreases were offset by an increase in other expenses of $184,000 from losses on the disposal of property and equipment.

Income taxes: Income taxes consist of foreign taxes and various state income taxes and increased $46,000 in 2012 as compared to 2011 due to increased foreign and state income taxes. We have a full valuation allowance on all deferred tax assets.

Results of 2011 versus 2010

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2011 compared to our condensed operating results for the year ended December 31, 2010 (in thousands):

	2011	2010	$ Change	% Change
Net revenue	$88,472	$81,704	6,768	8%
Costs of revenue	52,577	46,593	5,984	13%

Gross profit	35,895	35,111	784

Gross margin	41%	43%
Operating expenses:
Selling and marketing	24,563	19,158	5,405	28%
Research and development	6,354	5,271	1,083	21%
General and administrative	14,090	12,085	2,005	17%

Total operating expenses	45,007	36,514	8,493

Loss from operations	(9,112)	(1,403)	(7,709)
Other expense	(755)	(83)	672	810%

Loss before income taxes	(9,867)	(1,486)	(8,381)
Income tax expense	(74)	(21)	53

Net loss	$(9,941)	$(1,507)	$(8,434)

Revenue: Total revenues increased $6.8 million to $88.5 million during 2011 compared to revenues of $81.7 million during 2010. The increase relates to an increase of $6.2 million in Software segment revenue due to our continued focus and investment in sales and marketing efforts of our all-in-one inContact portfolio of cloud contact center solutions. Telecom segment revenue increased $590,000 as the increase of Telecom revenue associated with our inContact portfolio customers exceeded the attrition of our Telecom only customers.

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

Research and development: Research and development expense increased $1.1million or 21% to $6.4 million during 2011 compared to $5.3 million during 2010. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

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

Income taxes: Income taxes consist of foreign taxes and various state income taxes and increased $53,000 in 2011 as compared to 2010 due to increased foreign and state income taxes. We have a full valuation allowance on all deferred tax assets.

Segment Reporting

We operate under two business segments: Software and Telecom. The Software segment (referred to as cloud or SaaS) includes all monthly recurring subscription revenue related to the delivery of our software solutions plus the associated professional services and setup fees, and revenue related to minimum purchase commitments from Siemens through July 2014. The Telecom segment includes all voice and data long distance services provided to customers.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment condensed operating results for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Net revenue	$54,705	$39,870	$33,692	14,835	37%	6,178	18%
Costs of revenue	22,134	16,940	12,051	5,194	31%	4,889	41%

Gross profit	32,571	22,930	21,641

Gross margin	60%	58%	64%
Operating expenses:
Direct selling and marketing	23,758	19,810	14,662	3,948	20%	5,148	35%
Direct research and development	8,502	5,706	4,638	2,796	49%	1,068	23%
Indirect	16,688	12,734	10,342	3,954	31%	2,392	23%

Loss from operations	$(16,377)	$(15,320)	$(8,001)

Results of 2012 versus 2011

The Software segment revenue increased $14.8 million or 37% to $54.7 million during 2012 from $39.9 million during 2011. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements. We recognized $4.5 million of software revenue during 2012, under our reseller agreement with Siemens, which principally represents revenue from Siemens’ 2012 minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Siemens’ obligation up to the amount of the minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from Siemens beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

During 2012, the amount of software services resold by Siemens was substantially less than its 2012 minimum purchase commitment. In February 2013, we amended certain provisions of our reseller agreement with Siemens, allowing Siemens more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to $1.0 million investment by Siemens in sales and marketing of our cloud contact center software solutions.

Software segment revenue also includes revenue from customer and professional services of $3.1 million for 2012 compared to $2.5 million for 2011.

Gross margin increased 2 percentage points to 60% in 2012 compared to 58% in 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.

Direct selling and marketing expenses in the Software segment increased $3.9 million or 20% to $23.7 million in 2012 compared to $19.8 million during 2011. This increase is a result of headcount additions for channel sales employees and employees focused on managing and enhancing our referral and reseller partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions. Sales commission expense also increased with the increase in revenue.

We also continue to develop the portfolio of cloud contact center solutions by investing in research and development. During 2012 we incurred $8.5 million in direct research and development costs compared to $5.7 million during 2011 and have capitalized an additional $5.5 million of costs incurred during 2012 related to our internally developed software compared to $4.8 million during 2011.

Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $4.0 million in 2012 compared to 2011 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment and the overall increase in indirect expenses.

Results of 2011 versus 2010

The Software segment revenue increased $6.2 million or 18% to $39.9 million during 2011 from $33.7 million during 2010. The increase is a result of the selling and marketing efforts we have undertaken to expand our portfolio of cloud contact center solutions in the market. Software segment revenue includes revenue from professional services of $2.5 million for 2011 compared to $1.8 million for 2010.

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

Direct selling and marketing expenses in the Software segment increased $5.1 million or 35% to $19.8 million in 2011 compared to $14.7 million during 2010. This increase is a result of headcount additions for employees focused on managing and enhancing our referral partner relationships, managing our reseller arrangements and increasing brand awareness and lead generation opportunities. Sales commission expense also increased with the increase in revenue.

We also continue to develop the services provided in the Software segment by investing in research and development. During 2011, we incurred $5.7 million in direct research and development costs compared to $4.6 million during 2010 and have capitalized an additional $4.8 million of costs incurred during 2011 related to our internally developed software compared to $3.5 million during 2010.

Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $2.4 million in 2011 compared to 2010 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment and the overall increase in indirect expenses.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed operating results for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Net revenue	$55,575	$48,602	$48,012	6,973	14%	590	1%
Costs of revenue	37,642	35,637	34,542	2,005	6%	1,095	3%

Gross profit	17,933	12,965	13,470

Gross margin	32%	27%	28%
Operating expenses:
Direct selling and marketing	3,207	3,421	3,467	(214)	(6%)	(46)	(1%)
Direct research and development	—	—	—	—	0%	—	0%
Indirect	2,977	3,336	3,405	(359)	(11%)	(69)	(2%)

Income from operations	$11,749	$6,208	$6,598

Results of 2012 versus 2011

Telecom segment revenue increased $7.0 million or 14% to $55.6 million during 2012 from $48.6 million in 2011. This increase is attributable to the Telecom revenue from our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased 6% due to the increase in revenue, but Telecom gross margin increased 5% due to increased efficiencies in call routing related to a 2011 investment in technology and lower negotiated direct costs, which resulted in lower per-minute Telecom costs. Selling and marketing expenses decreased 6% due to lower third-party commissions associated with the attrition of our Telecom only customers offset partially by increased commissions for Telecom revenue associated with our inContact portfolio customers. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment decreased 11% during 2012 compared to 2011 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment.

Results of 2011 versus 2010

We experienced an increase in Telecom segment revenue for the first time in several years. Telecom segment revenue increased $590,000 or 1% to $48.6 million during 2011 from $48.0 million in 2010. This increase is associated with the Telecom revenue from our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased $1.1 million or 3% due to higher direct Telecom costs attributable to international infrastructure and call traffic. Selling and marketing expenses decreased 1% due to lower third-party commissions associated with the attrition of our Telecom only customers offset partially by increased commissions for Telecom revenue associated with our inContact portfolio customers. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment decreased 2% during 2011 compared to 2010 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment.

Liquidity and Capital Resources

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents, cash available to draw under a term loan agreement (“Term Loan”) and available borrowings under our revolving credit note, which expires in July 2014. At December 31, 2012, we had $48.8 million of cash and cash equivalents. In addition to our $48.8 million of cash and cash equivalents, we have access to additional available borrowings under our revolving credit note with Zions First National Bank (“Zions”), subject to meeting our covenant requirements, and our Term Loan with Zions. The available borrowings under the revolving credit note at December 31, 2012 were $7.5 million, based on the maximum available advance amount calculated on the December 20, 2012 borrowing base certificate. The available borrowings under the Term Loan at December 31, 2012 was $4.0 million. Total cash and additional availability under the revolving credit note and Term Loan was $60.3 million at December 31, 2012. The revolving credit note is collateralized by substantially all our assets.

We experienced a net loss of $5.4 million during the year ended December 31, 2012. Significant non-cash expenses affecting operations during 2012 were $9.4 million of depreciation and amortization and $1.9 million of stock-based compensation. The non-cash expenses were offset by an increase in accounts receivable and other assets resulting in cash operating activities providing $4.4 million of cash during 2012.

Our working capital of $51.1 million at December 31, 2012 increased significantly from $16.7 million at December 31, 2011. The increase is primarily due to proceeds of $37.3 million received from the sale of stock in September 2012 and $4.4 million in cash provided by operating activities, partially offset by $9.2 million used for investing activities and net payments of $1.5 million on our revolving credit note.

In February 2013, we amended certain terms of our reseller agreement with Siemens. Under the amended agreement, Siemens has the right to pay in shares, discounted from the market price by nine percent (9%), of inContact Common Stock (“Stock”) the following: i) outstanding amounts totaling $2.7 million as of December 31, 2012, ii) minimum purchase commitments in 2013, and iii) the difference between actual sold through revenue and minimum purchase commitments in 2014. In the event i) and ii) above are settled in Stock in a timely manner, inContact will receive approximately $8 million less in cash during 2013 under the amended agreement. In February 2013, we received 492,000 shares of our common stock from Siemens to pay the $2.7 million of outstanding receivables at December 31, 2012.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash, our revolving credit facility and our Term Loan to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our revolving credit note and available borrowings under our Term Loan will be sufficient to meet our cash requirements during at least the next twelve months.

Revolving Credit Note

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $8.5 million under a revolving credit note. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. There was $7.5 million of unused commitment at December 31, 2012, based on the maximum available advance amount calculated on the December 20, 2012 borrowing base certificate.

We drew $7.0 million from our Revolving Credit Agreement with Zions and paid down $8.5 million on the Revolving Credit Agreement during the year ended December 31, 2012. The balance of our Revolving Credit Agreement was $1.0 million at December 31, 2012 and the proceeds were used to take advantage of vendor discounts on early payment terms. We had no outstanding balance during most of the fourth quarter. The outstanding balance of our revolving credit agreement ranged from $0.0 to $3.0 million during 2012 and we paid the outstanding balance of $1.0 million at December 31, 2012, in January 2013.

The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day LIBOR, from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2014.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in April 2012. As of December 31, 2012, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.8 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at December 31, 2012.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Promissory Note

In October 2011, we entered into a promissory note (“Promissory Note”) with Zions for $2.5 million to finance the acquisition and development of our infrastructure in Europe. The amount outstanding at December 31, 2012 was $1.5 million. The interest rate under the Promissory Note is 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Promissory Note is paid monthly in arrears, and principal is paid in 36 equal monthly installments ending in October 2014. The financial covenants are the same as the Revolving Credit Agreement, except that if at any time the aggregate value of cash, cash equivalents and marketable securities is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.1 million, calculated as of the last day of each calendar quarter, is required. The Promissory Note is guaranteed by Siemens.

Term Loan

In April 2012, we entered into a Term Loan with Zions for $4.0 million, which matures on May 1, 2016. We are allowed to draw up to the total of $4.0 million through April 30, 2013. We have not drawn from the Term Loan as of December 31, 2012. Interest, if any, will be paid monthly in arrears, commencing the month following a draw, and the principal will be paid in 36 equal monthly installments commencing on September 1, 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR.

Cash Flows

In summary, our cash flows for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash from (used in) operating activities	$4,433	$(3,232)	$5,060
Net cash used in investing activities	$(9,232)	$(10,022)	$(5,523)
Net cash from (used in) financing activities	$35,911	$20,657	$(68)

During the year ended December 31, 2012, operating activities provided $4.4 million of cash, which was primarily due to $11.8 million of non-cash expenses affecting operations and an increase in liabilities of $4.1 million, offset by our net loss of $5.4 million and decrease in assets of $6.1 million.

During 2012, we used $9.2 million of cash in investing activities primarily used for development of internal use software and purchases of other property and equipment.

Cash received from financing activities was $35.9 million in 2012 and was primarily due to proceeds of $37.5 million received from the sale of stock in September 2012 and proceeds of $3.2 million from the exercise of options offset by payments on long-term debt and capital leases of $3.2 million and net payments of $1.5 million on our revolving credit note.

We had an overall net increase in cash of $31.1 million during the year ended December 31, 2012. The amount we have invested in our expansion and in our marketing activities has provided additional network capacity and additional resources to help grow our inContact portfolio.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. However, we have purchase commitments with national long distance telecommunication providers, for operating leases and for hosting services. The following table discloses aggregate information about our material contractual obligations including notes payable and lease obligations, and the periods in which payments are due as of December 31, 2012 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit note and notes payable (1)	$2,528	$833	$1,695	$—	$—
Interest obligation on term loan	55	43	12	—	—
Capital lease payments	3,218	1,995	1,223	—	—
Operating leases	4,209	1,485	2,707	17	—
Purchase obligations—hosting services	3,047	1,030	2,017	—	—
Purchase commitments (2)	50	50	—	—	—

Total contractual obligations	$13,107	$5,436	$7,654	$17	$—

(1)	Interest payments on the revolving credit note are excluded because the interest owed will fluctuate based on payments and draws made by the Company.

(2)	We have a purchase commitment with a national long distance telecommunication provider. The purchase commitment provides for a monthly minimum of $50,000, which can be terminated with a thirty day written notice. We exceeded our monthly minimums with this carrier in 2012.

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

Revenue is determined and recognized based on the type of service provided for the customer as follows:

•

inContact portfolio of services. Revenue is derived from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Because customers do not have the right to take possession of the software, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. Monthly recurring subscription charges are generally billed in arrears and recognized for the period in which they are earned. For subscription contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangement. In addition to the monthly recurring subscription revenue, revenue is also derived on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) are recognized as revenue over the period that services are provided. Fees for telecommunications services in multiple element arrangements within the inContact portfolio are based on usage and are recognized as revenue in the same manner as fees for telecommunications services discussed in the following paragraph. Also included is revenue related to the quarterly minimum purchase commitments from a related party reseller.

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

Goodwill: We evaluate goodwill for impairment, at a minimum, on an annual basis on September 30 of each year and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable using a two-step process. First, the fair values are estimated using a market-based valuation approach utilizing a multiple of revenues. Determining fair value requires the exercise of significant judgments, including judgments about relevant revenue multiples of comparable companies. We have two reporting units (identified as our segments, Telecom and Software). All of the goodwill of $4.1 million relates to the Software reporting unit. Therefore, only the carrying value of the Software reporting unit was evaluated. If the carrying value of the Software reporting unit exceeds its fair value, then the second step is performed, and an impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. At September 30, 2012, the fair value of the Software reporting unit exceeded its carrying value so no impairment charge was recorded during the year ended December 31, 2012. There were no events or circumstances from the date of our assessment through December 31, 2012 that would impact this assessment.

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

Recent Accounting Pronouncements

See Part IV, Item 15 “Financial Statements”—Note 1—“Accounting Policies” for information regarding the effect of new accounting pronouncements on our financial statements.

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

Financial Statements

The consolidated financial statements of inContact appear at the end of this report beginning with the index to Financial Statements on page F-1 (see Part IV, Item 15 “Financial Statements”), and are incorporated herein.

Supplementary Financial Information—(Unaudited)

The following selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011 give effect to the restatement of prior period financial statements to correct errors related to the accounting for amounts of USF surcharges recovered in excess of amounts allowed under FCC rules. The Company will also record such corrections in the applicable 2012 interim financial statements to be included in its reports on Form 10Q during 2013. A more complete discussion of the effect of the restatement can be found in Note 2—“Restatement of Prior Year Financial Statements” to the Consolidated Financial Statements contained in Part IV, Item 15, herein. The Company believes that the effects of these errors are not material to its previously issued Consolidated Financial Statements.

The following tables set forth the Company’s selected unaudited quarterly data for 2012 and 2011, as previously reported and as restated (in thousands, except per share data):

	Quarter
2012	1st (As Previously Reported)	1st (As Restated)	2nd (As Previously Reported)	2nd (As Restated)	3rd (As Previously Reported)	3rd (As Restated)	4th
Net revenues	$25,675	$25,556	$26,215	$26,140	$27,862	$27,933	$30,651
Gross Profit	11,358	11,239	11,760	11,685	13,044	13,115	14,465
Net loss	(1,749)	(1,868)	(1,685)	(1,760)	(953)	(882)	(874)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.02)	$(0.02)	$(0.02)

	Quarter
2011	1st (As Previously Reported)	1st (As Restated)	2nd (As Previously Reported)	2nd (As Restated)	3rd (As Previously Reported)	3rd (As Restated)	4th (As Previously Reported)	4th (As Restated)
Net revenues	$21,335	$21,184	$21,743	$21,612	$22,152	$22,130	$23,755	$23,547
Gross Profit	8,847	8,696	9,017	8,886	8,615	8,593	9,929	9,720
Net loss	(1,002)	(1,153)	(2,138)	(2,269)	(3,170)	(3,192)	(3,118)	(3,326)
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.06)	$(0.06)	$(0.07)	$(0.07)	$(0.07)	$(0.08)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2012. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer) concluded that our disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Our internal control over financial reporting is designed to provide reasonable assurance of achieving its objectives as specified above. Management does not expect, however, that our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by DELOITTE & TOUCHE LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(c).

(c) Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of inContact, Inc.

Salt Lake City, Utah

We have audited the internal control over financial reporting of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 18, 2013

(d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, our code of ethics and background of our directors will be presented in our Proxy Statement for the 2013 annual meeting of Shareholders and is incorporated herein by reference. The information required pursuant to General Instructions G(3) of Form 10-K on our executive officers is presented under Item 1 of this report on Form 10-K.

ITEM 11.	Executive Compensation

Information required by this Item 11 on executive compensation will be presented in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 on security ownership of certain beneficial owners and managements will be presented in our 2013 Proxy Statement and is incorporated herein by reference. Information regarding equity compensation plans is presented under Item 5 of this report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 regarding certain related transactions and director independence will be presented in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information required by this Item 14 will be presented in our 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedule

Documents filed as part of this report:

(1)	Financial Statements. The following consolidated financial statements and the notes thereto, and the Report of Independent Registered Public Accounting Firms are incorporated by reference as provided in Item 8 of this report:

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document

3.1	Certificate of Incorporation, as amended (1)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004 (2)

3.3	Amendment to the Certificate of Incorporation dated October 14, 2008 (3)

3.4	ByLaws (4)

4.1	Investor Rights Agreement dated June 14, 2011, with Enterprise Networks Holdings, Inc. (19)

10.1	Long-Term Stock Incentive Plan (4)

10.2	2005 Employee Stock Purchase Plan (2)

10.3	Form of Stock Option Agreement used prior to June 1999 (5)

10.4	Form of Stock Option Agreement used after June 1999 (5)

10.5	Form of Warrant—inContact/ ComVest (6)

10.6	Form of Registration Rights Agreement—inContact/ComVest (6)

10.7	Form of Warrant covering 55,000 shares issued to ComVest Capital on February 9, 2007 (7)

10.8	Form of Stock Option Agreement for awards granted under the Annual Executive Stock Option Plan (8)

10.9	Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (9)

10.10	Form of Notice of Restricted Stock Unit Grant to Non-Employee Directors (10)

10.11	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors (10)

Exhibit No.	Title of Document

10.12	Master Lease Agreement No. MCC1058 dated April 1, 2008 (11)

10.13	2008 Equity Incentive Plan (12)

10.14	Revolving Credit Loan Agreement between inContact and Zions dated July 16, 2009 (13)

10.15	Amendment to Loan Agreement between inContact and Zions dated February 22, 2010 (14)

10.16	Note Modification Agreement and Allonge between inContact and Zions dated August 3, 2010 (15)

10.17	Second Amendment to Loan Agreement between inContact and Zions dated August 3, 2010 (16)

10.18	Second Note Modification Agreement and Allonge between inContact and Zions dated March 1, 2011 (20)

10.19	Third Amendment to Loan Agreement between inContact and Zions dated March 1, 2011 (20)

10.20	Master Finance Lease Agreement No. 0012773 with Zions dated July 23, 2009 (20)

10.21	Form of Securities Purchase Agreement dated December 21, 2009 (17)

10.22	Form of Registration Rights Agreement dated December 21, 2009 (17)

10.23	Form of Common Stock Purchase Agreement dated June 14, 2011 (19)

10.24	Form of Registration Rights Agreement dated June 14, 2011 (19)

10.25	Fourth Amendment to Loan Agreement between inContact and Zions dated June 29, 2011 (21)

10.26	Master Reseller Agreement between inContact and Siemens (22)

10.27	Loan Agreement with Zions dated October 7, 2011 (23)

10.28	Promissory Note issued to Zions dated October 7, 2011 (23)

10.29	Guarantee Agreement by Siemens Enterprise Communications with Zions dated October 7, 2011 (23)

10.30	Security Transfer Agreement with Siemens Enterprise Communications dated October 7, 2011 (23)

10.31	First Amendment to Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (23)

10.32	Amended and Restated Loan Agreement between inContact and Zions dated April 30, 2012 (24)

10.33	Amended and Restated Promissory Revolving Loan Note issued to Zions dated April 30, 2012 (24)

10.34	Promissory Term Loan Note to Zions dated April 30, 2012 (24)

10.35	Stock purchase agreement with Piper Jaffray & Co. dated September 13, 2012 (25)

10.36	Addendum 1 to Master Reseller Agreement dated February 13, 2013, with Siemens Enterprise Communications

10.37	Amendment to Investor Rights Agreement dated February 13, 2013, with Enterprise Networks Holding

10.38	2nd Amendment to Lease Agreement for Additional Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047

14.1	Code of Ethics (18)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Title of Document

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 and (iv) Notes to the Condensed Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

(1)	This document was filed as an exhibits to the annual report on Form 10-KSB for 2003 filed by inContact with the Securities and Exchange Commission on March 30, 2004, and is incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K for 2004 filed by inContact with the Securities and Exchange Commission on March 30, 2005, and are incorporated herein by this reference.
(3)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on November 10, 2008, and is incorporated herein by this reference.
(4)	These documents were filed as exhibits to the Registration Statement on Form 10-SB filed by inContact with the Securities and Exchange Commission on August 3, 1999, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the Registration Statement on Form SB-2, File No. 108655, initially filed by inContact with the Securities and Exchange Commission on September 9, 2003, and are incorporated herein by this reference.
(6)	These documents were filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on May 5, 2006, and are incorporated herein by this reference. Each of the form documents were signed and exchanged by inContact and ComVest Capital on May 23, 2006.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on January 31, 2007, and is incorporated herein by this reference.
(8)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on March 13, 2007, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to the annual report on Form 10-K for 2007 filed by inContact with the Securities and Exchange Commission on April 1, 2008, and are incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on November 10, 2008, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on April 11, 2008, and is incorporated herein by this reference.
(12)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 6, 2008, and is incorporated herein by this reference.
(13)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on July 21, 2009, and is incorporated herein by this reference.
(14)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on February 25, 2010, and is incorporated herein by this reference.
(15)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 6, 2010, and is incorporated herein by this reference.

(16)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 6, 2010, and is incorporated herein by this reference.
(17)	These documents were filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on December 21, 2009, and are incorporated herein by this reference.
(18)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 12, 2007, and is incorporated herein by this reference.
(19)	These documents were filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 15, 2011, and are incorporated herein by this reference.
(20)	These documents were filed as an exhibit to the annual report on Form 10-K for 2010 filed by inContact with the Securities and Exchange Commission on March 11, 2011, and are incorporated herein by this reference.
(21)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on June 30, 2011, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 5, 2011, and is incorporated herein by this reference. Confidential portions were omitted pursuant to a confidential treatment request filed separately with the SEC.
(23)	These documents were filed as an exhibit to the annual report on Form 10-K for 2011 filed by inContact with the Securities and Exchange Commission on March 9, 2012, and are incorporated herein by this reference.
(24)	These documents were filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on May 4, 2012, and is incorporated herein by this reference.
(25)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on September 13, 2012, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCONTACT, INC.

Date: March 18, 2013	/S/ PAUL JARMAN
Paul Jarman Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2013	/S/ GREGORY S. AYERS
Gregory S. Ayers Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2013	/S/ THEODORE STERN
Theodore Stern, Director

Date: March 18, 2013	/S/ STEVE M. BARNETT
Steve M. Barnett, Director

Date: March 18, 2013	/S/ PAUL JARMAN
Paul Jarman, Director

Date: March 18, 2013	/S/ BLAKE O. FISHER
Blake O. Fisher, Director

Date: March 18, 2013	/S/ PAUL F. KOEPPE
Paul F. Koeppe, Director

Date: March 18, 2013	/S/ MARK J. EMKJER
Mark J. Emkjer, Director

Date: March 18, 2013	/S/ HAMID AKHAVAN
Hamid Akhavan, Director

INCONTACT, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule II listed in Exhibits and Financial Statement Schedules at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of inContact, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 18, 2013

INCONTACT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,836	$17,724
Restricted cash	81	246
Accounts and other receivables, net of allowance for uncollectible accounts of $831 and $491 respectively	18,043	12,916
Other current assets	3,278	2,526

Total current assets	70,238	33,412
Property and equipment, net	19,862	18,685
Intangible assets, net	1,156	1,394
Goodwill	4,086	4,086
Other assets	1,005	837

Total assets	$96,347	$58,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,247	$7,180
Accrued liabilities	5,638	4,383
Accrued commissions	1,610	1,291
Current portion of deferred revenue	1,973	1,056
Current portion of long-term debt and capital lease obligations	2,691	2,831

Total current liabilities	19,159	16,741
Long-term debt and capital lease obligations	2,859	5,964
Deferred rent	383	161
Deferred revenue	1,958	946

Total liabilities	24,359	23,812

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 52,885,486 and 43,623,381 shares issued and outstanding as of December 31, 2012 and 2011, respectively	5	4
Additional paid-in capital	154,184	111,415
Accumulated deficit	(82,201)	(76,817)

Total stockholders’ equity	71,988	34,602

Total liabilities and stockholders’ equity	$96,347	$58,414

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Net revenue:
Software	$54,705	$39,870	$33,692
Telecom	55,575	48,602	48,012

Total net revenue	110,280	88,472	81,704

Costs of revenue:
Software	22,134	16,940	12,051
Telecom	37,642	35,637	34,542

Total costs of revenue	59,776	52,577	46,593

Gross profit	50,504	35,895	35,111

Operating expenses:
Selling and marketing	28,591	24,563	19,158
Research and development	9,401	6,354	5,271
General and administrative	17,140	14,090	12,085

Total operating expenses	55,132	45,007	36,514

Loss from operations	(4,628)	(9,112)	(1,403)
Other income (expense):
Interest income	3	1	1
Interest expense	(364)	(507)	(287)
Change in fair value of warrants	—	(158)	250
Other expense	(275)	(91)	(47)

Total other expense	(636)	(755)	(83)

Loss before income taxes	(5,264)	(9,867)	(1,486)
Income tax expense	(120)	(74)	(21)

Net loss and comprehensive loss	$(5,384)	$(9,941)	$(1,507)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.24)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	47,108	40,434	35,384

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2009 (as Previously Reported)	34,777	$3	$81,212	$(64,719)	$16,496
Prior Period Adjustment (See Note 2)	—	—	—	(650)	(650)

Balance at December 31, 2009 (As Restated)	34,777	3	81,212	(65,369)	15,846
Common stock issued for options and warrants exercised	864	—	1,816	—	1,816
Common stock issued under the employee stock purchase plan	28	—	53	—	53
Stock-based compensation	—	—	1,267	—	1,267
Issuance of restricted stock for services	45	—	126	—	126
Net loss	—	—	—	(1,507)	(1,507)

Balance at December 31, 2010	35,714	3	84,474	(66,876)	17,601

Issuance of common stock, net of issuance costs	7,188	—	23,633	—	23,633
Common stock issued for options and warrants exercised	624	1	1,585	—	1,586
Common stock issued under the employee stock purchase plan	80	—	225	—	225
Stock-based compensation	—	—	1,431	—	1,431
Issuance of restricted stock for services	18	—	67	—	67
Net loss	—	—	—	(9,941)	(9,941)

Balance at December 31, 2011	43,624	4	111,415	(76,817)	34,602

Issuance of common stock, net of issuance costs	8,000	1	37,260	—	37,261
Common stock issued for options exercised	1,196	—	3,262	—	3,262
Common stock issued under the employee stock purchase plan	66	—	280	—	280
Stock-based compensation	—	—	1,967	—	1,967
Net loss	—	—	—	(5,384)	(5,384)

Balance at December 31, 2012	52,886	$5	$154,184	$(82,201)	$71,988

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(5,384)	$(9,941)	$(1,507)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation of property and equipment	5,047	3,504	2,959
Amortization of software development costs	4,133	2,994	1,923
Amortization of intangible assets	238	544	563
Amortization of note financing costs	29	61	95
Interest accretion	9	16	11
Stock-based compensation	1,967	1,431	1,267
Warrants and stock issued for services	—	67	126
Change in fair value of warrants	—	158	(250)
Loss on disposal of property and equipment	274	95	51
Intangible assets written off	133	—	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(5,178)	(3,522)	(138)
Other current assets	(758)	(405)	(535)
Other non-current assets	(144)	(375)	148
Trade accounts payable	92	2	1,037
Accrued liabilities	1,649	924	(279)
Accrued commissions	319	233	(78)
Deferred rent	78	(88)	(46)
Deferred revenue	1,929	1,070	(287)

Net cash provided by (used in) operating activities	4,433	(3,232)	5,060

Cash flows from investing activities:
Gross decrease in restricted cash	165	—	—
Contingent purchase price payments	—	(135)	(430)
Purchase of intangible assets	(133)	—	—
Proceeds from redemption of auction rate preferred securities	—	—	125
Payments made for deposits	(23)	(98)	(64)
Proceeds from deposits	—	181	30
Capitalized software development costs	(5,504)	(4,753)	(3,448)
Purchases of property and equipment	(3,737)	(5,217)	(1,736)

Net cash used in investing activities	(9,232)	(10,022)	(5,523)

Cash flows from financing activities:
Proceeds from issuance of common stock	37,475	23,865	—
Offering costs payments	(414)	(32)	—
Proceeds from exercise of options and warrants	3,262	1,182	1,816
Proceeds from sale of stock under employee stock purchase plan	280	225	53
Principal payments on long-term debt and capital leases	(3,163)	(2,234)	(1,937)
Borrowings under promissory note	—	2,500	—
Payment of debt financing fees	(29)	(79)	—
Borrowings under the revolving credit notes	7,000	12,730	20,500
Payments under the revolving credit notes	(8,500)	(17,500)	(20,500)

Net cash provided by (used in) financing activities	35,911	20,657	(68)

Net increase (decrease) in cash and cash equivalents	31,112	7,403	(531)
Cash and cash equivalents at the beginning of the year	17,724	10,321	10,852

Cash and cash equivalents at the end of the year	$48,836	$17,724	$10,321

Supplemental cash flow information:
Cash paid for interest	$326	$446	$208
Cash paid for taxes	$98	$28	$59
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	72	189	77
Property and equipment and other assets financed with capital leases	1,414	3,311	1,556
Contingent purchase price payments included in accounts payable	—	—	122
Cashless exercise of warrants	—	404	—
Equity issuance costs included in accrued liabilities	—	200	—

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

We provide cloud contact center software solutions through our inContact® portfolio, an advanced contact handling and performance management software application. Our services provide a variety of connectivity options for carrying inbound calls to our inContact portfolio or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of telecommunications services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the telecommunications services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of inContact and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Restricted Cash

Restricted cash consists of cash held on deposit for credit card processing.

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

We evaluate the carrying value of property and equipment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Measurement of the amount of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. We did not record any impairment charges in relation to long-lived property and equipment during the years ended December 31, 2012, 2011 or 2010.

Internal Use Software

We capitalize certain costs incurred for the development of internal use software, which are included as internal use software in property and equipment in the consolidated balance sheets. These costs include the costs associated with coding, software configuration, upgrades and enhancements that are incurred during the application development stage. These costs, net of accumulated amortization, totaled $9.4 million and $7.0 million as of December 31, 2012 and 2011, respectively. Amortization of capitalized software costs was $4.1 million in 2012, $3.0 million in 2011 and $1.9 million in 2010.

Intangible Assets

Intangible assets consist of customer lists, patents, technology, trademarks and domain names. We estimate the useful lives of our acquired customer lists based on estimated attrition rates. Customer lists are generally amortized using an accelerated method over 24 to 120 months. Patents, technology and non-compete agreements are amortized on a straight-line basis over their estimated useful lives, which range from 24 to 96 months. Trademarks have indefinite lives, with the exception of one trademark that has a useful life of 15 years.

We review our finite-lived intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of an intangible asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future net cash flows. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of our long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset, and from cash flows generated from customer lists. We did not record any impairment charges in relation to long-lived intangible assets during the years ended December 31, 2012, 2011 and 2010.

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

Upon completion of the impairment tests as of September 30, 2012, no indication of goodwill or indefinite-lived intangible asset impairment existed. There were no events or circumstances from the date of assessment through December 31, 2012 that would impact this assessment.

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

Advertising Costs

We advertise our services through the web, partners and trade journals. Costs associated with these advertising efforts are expensed as incurred in selling and marketing expenses, and were approximately $1.2 million in 2012, $1.3 million in 2011, and $650,000 in 2010.

Stock-Based Compensation

We measure compensation cost for equity-based awards (i.e. stock options, warrants and restricted stock units) at fair value on date of grant and recognize the fair value of compensation for awards expected to vest over the requisite service period.

We utilize the graded-vesting method, rather than the straight-line method, for recognizing compensation expense as management believes the graded-vesting method more closely matches the expense to associated services. Under this method, approximately 60% of the compensation cost is expensed in the first year of a typical three-year vesting term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience (Note 11). Actual results may differ substantially from these estimates.

Operating Leases

We lease office space under operating lease agreements. These lease agreements contain rent holidays and rent escalation provisions. We record the total rent payable during the lease terms on a straight-line basis over the term of the leases and record the difference between the rent paid and the straight-line rent as deferred rent.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, we recognize a liability or asset for the income tax consequences of all net operating loss and tax credit carryforwards and temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. At December 31, 2012 and 2011, we have a full valuation allowance against our deferred tax assets. Significant judgment is required in making this assessment, and it is difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net loss. There were no differences between comprehensive loss and net loss for 2012, 2011 and 2010.

Net Loss Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. In periods of net loss, common stock equivalents are excluded from the Diluted EPS computation, because they are antidilutive. Therefore, Diluted EPS equals Basic EPS for all years presented in the consolidated statements of operations and comprehensive loss in the accompanying consolidated financial statements.

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

Concentration Risks

Approximately 35%, 40% and 60% of our costs of revenue for the years ended December 31, 2012, 2011 and 2010, respectively, was incurred from four telecommunication providers.

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

NOTE 2. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s 2011 Consolidated Financial Statements, we determined that errors existed in the Company’s previously issued Consolidated Financial Statements. As a result, the accompanying Consolidated Financial Statements have been restated to correct for such errors, as described below.

Management’s decision to restate the aforementioned financial statements was made as a result of the identification of billing errors related to the accounting for amounts of Federal Universal Service Fund (“USF”) surcharges recovered in excess of amounts allowed under Federal Communications Commission (“FCC”) rules.

The principal effect of the restatement adjustments is to increase net loss by $513,000 (including reducing Telecom segment revenue by the same amount) and $451,000 (including reducing Telecom segment revenue by the same amount) for the years ended December 31, 2011 and 2010, respectively, and increase accrued liabilities by the corresponding amount. The cumulative effect of the restatement adjustments for all fiscal years prior to 2010 has been recorded as a prior period adjustment as of December 31, 2009, which increased previously reported accumulated deficit by $650,000 and accrued liabilities by the same amount

The impact of the restatement adjustments on specific line items on the Company’s previously issued Consolidated Balance Sheet as of December 31, 2011 and its Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the years ended December 31, 2011 and 2010 are presented below (in thousands, except per share amounts):

	December 31, 2011
	As Previously Reported	Restatement Adjustments	As Restated
Balance Sheet Items:
Accrued liabilities	$2,769	$1,614	$4,383
Total current liabilities	15,127	1,614	16,741
Total liabilities	22,198	1,614	23,812
Accumulated deficit	(75,203)	(1,614)	(76,817)
Total stockholders’ equity	$36,216	$(1,614)	$34,602

	Year Ended December 31, 2011			Year Ended December 31, 2010
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Statements of Operations and Comprehensive Loss Items:
Telecom net revenue	$49,115	$(513)	$48,602	$48,463	$(451)	$48,012
Total net revenue	88,985	(513)	88,472	82,155	(451)	81,704
Gross profit	36,408	(513)	35,895	35,562	(451)	35,111
Loss from operations	(8,599)	(513)	(9,112)	(952)	(451)	(1,403)
Loss before income taxes	(9,354)	(513)	(9,867)	(1,035)	(451)	(1,486)
Net loss and comprehensive loss	$(9,428)	$(513)	$(9,941)	$(1,056)	$(451)	$(1,507)
Net loss per common share:
Basic and diluted	$(0.23)	$(0.01)	$(0.24)	$(0.03)	$(0.01)	$(0.04)

	Year Ended December 31, 2011			Year Ended December 31, 2010
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Statements of Cash Flows Items:
Net loss	$(9,428)	$(513)	$(9,941)	$(1,056)	$(451)	$(1,507)
Changes in operating assets and liabilities:
Accrued liabilities	$411	$513	$924	$(730)	$451	$(279)

The Company believes that the effects of these errors are not material to the previously issued Consolidated Financial Statements.

NOTE 3. ACCOUNTS AND OTHER RECEIVABLES, NET

The accounts and other receivables, net balances consisted of the following (in thousands):

	December 31,
	2012	2011
Billed	$8,853	$4,752
Earned but unbilled	9,986	8,317
Other	35	338

	18,874	13,407
Less: allowance for uncollectible accounts	(831)	(491)

Total accounts and other receivables, net	$18,043	$12,916

Earned but unbilled consists of revenues earned in the period and billed in a subsequent period.

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2012	2011
Computer and office equipment	$23,024	$21,077
Computer software	7,275	5,997
Internal use software	20,862	14,330
Furniture and fixtures	2,185	1,803

	53,346	43,207
Less: accumulated depreciation and amortization	(33,484)	(24,522)

Total property and equipment, net	$19,862	$18,685

Total depreciation and amortization expense of property and equipment was approximately $9.2 million in 2012, $6.5 million in 2011 and $4.9 million in 2010.

Property and equipment capitalized under capital lease obligations consist primarily of computer and office equipment and were as follows (in thousands):

	December 31,
	2012	2011
Gross	$7,003	$5,771
Less: accumulated depreciation and amortization	(4,295)	(2,305)

Total	$2,708	$3,466

NOTE 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,276	$219	$16,495	$16,222	$273
Technology and patents	10,231	10,070	161	10,231	9,966	265
Tradenames and trademarks	1,194	472	722	1,194	392	802
Domain name	54	—	54	54	—	54

Total intangible assets	$27,974	$26,818	$1,156	$27,974	$26,580	$1,394

We recorded amortization expense for intangible assets of approximately $238,000 in 2012, $544,000 in 2011 and $563,000 in 2010.

Based on the recorded intangibles at December 31, 2012, estimated amortization expense is expected to be $210,000 in 2013, $210,000 in 2014, $140,000 in 2015, $133,000 in 2016, $84,000 in 2017 and $325,000 thereafter.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued vendor charges	$259	$342
Accrued payroll and other compensation	3,061	1,895
Current portion of deferred rent	5	150
Excess recovery reserve	1,818	1,614
Other	495	382

Total accrued liabilities	$5,638	$4,383

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2012	2011
Revolving credit note with Zions First National Bank, with maximum availability of $8.5 million, bearing interest at the 90 day LIBOR plus 4.5% (4.81% and 5.08% at December 31, 2012 and 2011, respectively), requirement to repay outstanding principal balance in July 2014	$1,000	$2,500
Promissory note payable to Zions First National Bank, bearing interest at the 90 day
LIBOR plus 4.5% (4.81% and 5.08% at December 31, 2012 and 2011, respectively), payable monthly with final principal payment due in October 2014	1,528	2,361
Capital lease obligations	3,062	3,968

Total debt and capital lease obligations	5,590	8,829
Debt discounts	(40)	(34)

Net total debt and capital lease obligations	$5,550	$8,795

Presented in the consolidated balance sheet as follows:
Current portion of debt	$833	$833
Current portion of capital lease obligations	1,876	2,010
Current portion of debt discounts	(18)	(12)

Total current portion of debt and capital lease obligations	$2,691	$2,831

Long-term portion of debt	$1,695	$4,028
Long-term portion of capital lease obligations	1,186	1,958
Long-term portion of debt discounts	(22)	(22)

Total long-term portion of debt and capital lease obligations	$2,859	$5,964

Revolving Credit Note

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”). Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $8.5 million under a revolving credit note. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. There was $7.5 million of unused commitment at December 31, 2012, based on the maximum available advance amount calculated on the December 20, 2012 borrowing base certificate.

We drew $7.0 million from our Revolving Credit Agreement with Zions and paid down $8.5 million on the Revolving Credit Agreement during the year ended December 31, 2012. The balance of our Revolving Credit Agreement was $1.0 million at December 31, 2012, which was paid in January 2013. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day LIBOR, from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2014.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in April 2012. As of December 31, 2012, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.8 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at December 31, 2012.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Promissory Note

In October 2011, we entered into a promissory note payable (“Promissory Note”) to Zions for $2.5 million. The balance at December 31, 2012 was $1.5 million. The interest rate under the Promissory Note is 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Promissory Note is paid monthly in arrears, and principal is paid in 36 equal monthly installments commencing on November 1, 2011. The financial covenants are the same as the Revolving Credit Agreement, except that if at any time the aggregate value of cash, cash equivalents and marketable securities is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.1 million, calculated as of the last day of each calendar quarter, is required. The Promissory Note is guaranteed by a subsidiary of the single investor described in Note 9.

Term Loan

In April 2012, we entered into a term loan agreement (“Term Loan”) with Zions for $4.0 million, which matures on May 1, 2016. We are allowed to draw up to the total of $4.0 million through April 30, 2013. We have not drawn from the Term Loan as of December 31, 2012. Interest, if any, will be paid monthly in arrears, commencing the month following a draw, and the principal will be paid in 36 equal monthly installments commencing on September 1, 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

Long-term debt maturities, excluding capital lease obligation payments, consisted of the following as of December 31, 2012 (in thousands):

Year ended December 31,
2013	$833
2014	1,695

Total long-term debt maturities	$2,528

Capital Lease Obligations

In March 2011, we entered into an equipment leasing facility commitment with Zions Credit Corporation (“Zions Credit”) of up to $3.0 million. We have utilized the entire $3.0 million of the leasing facility. The interest rate is 5.9% and the final lease payments will be in April 2015. The balance of the capital lease obligations related to this leasing facility was $2.1 million at December 31, 2012.

In February 2010, we entered into an equipment leasing facility with Zions Credit of up to $2.5 million. We have utilized the entire $2.5 million of the leasing facility. The interest rate is 5.8% and the final lease payments will be in December 2013. The balance of the capital lease obligations related to this leasing facility was $839,000 at December 31, 2012.

In July 2012, we entered into a capital lease obligation for certain software licensing, which requires monthly payments of $4,000 beginning in August 2012 and ending in July 2015. The balance of the capital lease obligations related to this lease was $114,000 at December 31, 2012.

The following schedule shows the future minimum lease payments under capital lease obligations at December 31, 2012 (in thousands):

Year ended December 31,
2013	$1,995
2014	1,079
2015	144

Total future minimum lease payments	3,218
Less amount representing interest	(156)

Total capital lease obligations	3,062
Less current portion	(1,876)

Long-term capital lease obligations, net of current portion	$1,186

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Level 3 Activity

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). There was no activity for the year ended December 31, 2012. The table reflects activity for all financial assets and liabilities categorized as Level 3 during the year ended December 31, 2011 (in thousands):

Warrants
Balance at December 31, 2010	246
Total change in fair value	158
Exercise of warrants	(404)

Balance at December 31, 2011	$—

Fair Value Estimates

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during 2012 and 2011. No financial assets or liabilities were measured at fair value on a recurring basis or a non-recurring basis at December 31, 2012 and December 31, 2011.

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

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments and are considered to be classified within Level 2 of the fair value hierarchy, except for cash and cash equivalents which is Level 1. The fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of December 31, 2012 and 2011 and are considered to be classified within Level 2 of the fair value hierarchy. The carrying value and estimated fair value of our revolving credit note and promissory notes payable are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit note	$1,000	$1,000	$2,500	$2,500
Promissory notes	$1,528	$1,528	$2,361	$2,361

Basis for Valuation

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011.

NOTE 9. INCOME TAXES

The components of income tax expense for the years ended December 31, 2012, 2011 and 2010, consisted of the following (in thousands):

	December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
Foreign	41	15	—
State	79	59	21

Total current	120	74	21

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	—

Total	$120	$74	$21

Income tax expense differs from amounts computed by applying the statutory federal rate of 34.0% to pretax loss for the years ended December 31, 2012, 2011, and 2010, as follows (in thousands):

	December 31,
	2012	2011	2010
Computed federal income tax benefit at statutory rate of 34.0%	$(1,790)	$(3,355)	$(505)
State income taxes	47	42	40
Meals and entertainment	109	94	66
Other	5	50	(67)
Foreign taxes	(58)	15	—
Stock-based compensation	41	138	158
Change in valuation allowance	1,766	3,090	329

Total income tax expense	$120	$74	$21

Deferred federal and state income tax assets and liabilities at December 31, 2012 and 2011, consisted of the following temporary differences and carry-forward items (in thousands):

	December 31,
	2012		2011
	Current	Non-current	Current	Non-current
Deferred income tax assets:
Net operating loss carry-forwards	$—	$21,958	$—	$19,554
AMT and foreign tax credit carry-forwards	—	112	—	83
Property and equipment, and intangible assets	—	822	—	1,771
Reserves, accrued liabilities, and other	1,149	874	958	473
Stock-based compensation	—	2,159	—	2,046

Total deferred income tax assets	1,149	25,925	958	23,927
Valuation allowance	(1,149)	(25,925)	(958)	(23,927)

Deferred income tax assets	$—	$—	$—	$—

We establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We are uncertain whether our deferred tax assets can be realized due to our history of operating losses. Accordingly, a valuation allowance has been recorded at December 31, 2012 and 2011 to reduce the deferred income tax assets to the amount which management believes is more likely than not to be realized.

The net change in our valuation allowance was an increase of $2.2 million in 2012, an increase of $3.7 million in 2011and an increase of $389,000 in 2010.

As of December 31, 2012, we had net operating loss carry-forwards for federal income tax reporting purposes of approximately $57.4 million that will begin to expire starting in 2018 through 2032 if not utilized. We had state net operating loss carry-forwards of approximately $59.0 million which expire depending on the rules of the various states to which the net operating losses are allocated. Approximately $2.8 million of net operating loss carry-forwards as of December 31, 2012 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized. We also have alternate minimum tax credit carry-forwards of approximately $69,000 that have no expiration date. Utilization of our net operating loss and tax credit carry-forwards are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of a portion of the net operating loss and credit carry-forwards before they are fully utilized.

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

The Company’s U.S. federal income tax returns for 2009 through 2012 are open tax years. The Company also files in various foreign and state jurisdictions. With few exceptions, the Company is no longer subject to foreign or state income tax examinations by tax authorities for years prior to 2009.

NOTE 10. CAPITAL TRANSACTIONS

Issuances of Common Stock

In September 2012, we sold 8.0 million shares of common stock in the open market for net proceeds of $37.3 million.

In June 2011, we sold 7.2 million shares of common stock to a single investor for net proceeds of $23.6 million.

We received proceeds of $3.3 million, $1.2 million and $1.8 million from the exercise of 1.2 million, 624,000 and 864,000 options and warrants during the years ended December 31, 2012, 2011 and 2010, respectively.

We issued 18,000 and 45,000 shares of common stock valued at $67,000 and $126,000 to a third party for investor relations services during the years ended December 31, 2011 and 2010, respectively.

Employee Stock Purchase Plan

We reestablished the ability for employees to participate in the 2005 Employee Stock Purchase Plan (“Purchase Plan”) commencing on October 1, 2010. The Purchase Plan provides that up to 1,000,000 shares of common stock may be sold to participating employees and expires at the beginning of 2014. Each participating period is three months in length. The purchase price a participant pays for the shares is equal to 85% of the closing market bid price of the common stock on the first business day or the last business day of each participating period, whichever is lower. We issued 66,000, 80,000 and 28,000 shares of common stock for proceeds of $280,000, $225,000 and $53,000 under the Purchase Plan to eligible employees during the years ended December 31, 2012, 2011 and 2010, respectively. Stock compensation expense recognized under the Purchase Plan was $91,000, $72,000 and $17,000 during the years ended December 31, 2012, 2011 and 2010. The Company had 826,000 shares of common stock available for issuance under the Purchase Plan at December 31, 2012.

Preferred Stock

The Board of Directors is authorized to issue shares of our authorized but unissued preferred stock in one or more series. With respect to any series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or any other characteristics, preferences, limitations, rights, privileges, immunities or terms. There was no preferred stock outstanding at December 31, 2012 or 2011.

Warrants to Purchase Common Shares

In November 2008, we entered into a mutual release agreement with a former officer of inContact. Under the agreement, we agreed to issue this former officer warrants to purchase a total of 70,000 shares of our common stock at $1.00 per share. The warrants were fully vested at the time of issuance and were exercised in November 2011.

In May 2006 we issued 330,000 warrants to ComVest to purchase 330,000 shares of common stock at $2.75. In January 2007, we amended the ComVest convertible term note and revolving credit note agreement that existed at that time. In conjunction with the amendment, we issued warrants to ComVest to purchase 55,000 shares of common stock at $2.90 per share. The warrants vested immediately. These warrants were exercised in May 2011.

There were no outstanding warrants during 2012. The following tables summarize the warrant activity for the years ended December 31, 2011 and 2010 as follows (in thousands, except per share amounts):

	Outstanding Warrants	Range of Exercise Prices	Weighted-Average Exercise Price
Balance at December 31, 2009	1,065	$1.00—$2.95	$2.27
Cancelled and expired	(60)	2.95	2.95
Exercised	(550)	2.00	2.00

Balance at December 31, 2010	455	1.00—2.90	2.50
Cancelled and expired	—	0.00	0.00
Exercised	(455)	1.00—2.90	2.50

Balance at December 31, 2011	—	$0.00	$0.00

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

We utilize the Black-Scholes model to determine the estimated fair value for grants of stock options and warrants. The Black-Scholes model requires the use of assumptions to determine the fair value of stock-based awards, including the option’s expected term, expected dividend yield, the risk-free interest rate and the price volatility of the underlying stock. The expected dividend yield is based on our historical dividend rates. Risk-free interest rates are based on U.S. treasury rates. Volatility is based on historical stock prices over a period equal to the estimated life of the option. We have issued stock options to employees under share-based compensation plans including the Long-Term Stock Incentive Plan, the 2008 Equity Incentive Plan and those granted by the Board of Directors and Compensation Committee. Stock options are issued at the current market price on the date of grant and are generally subject to a three-year vesting period with a contractual term of five years.

The grant date fair value of the restricted stock awards was estimated using the closing market price of the Company’s common stock on the grant date, with the compensation expense amortized over the vesting period of the restricted stock awards, net of estimated forfeitures, using the graded-vesting method.

Our stock-based compensation primarily consists of the following plans:

2008 Equity Incentive Plan: Effective July 1, 2008, we established the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan provides for a maximum of 5,272,500 shares of our common stock to be awarded to participants and their beneficiaries. The shareholders approved and we amended the inContact 2008 Equity Incentive Plan increasing the number of common shares available for awards from 3,272,500 to 5,272,500 in June 2012. The Compensation Committee (the “Committee”), as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the 2008 Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (“SAR”) and restricted stock awards (“RSA”). The terms and exercise prices of options are established by the Committee; except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2012, the total number of shares available to be awarded under the 2008 Plan was 1,167,557.

Long-Term Stock Incentive Plan: Effective March 11, 1999, we established the Long-Term Stock Incentive Plan (“1999 Plan”). The 1999 Plan provides for a maximum of 1,200,000 shares of our common stock to be awarded to participants and their beneficiaries. The Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under 1999 Plan. The Committee may grant incentive stock options; non-qualified options; SARs; and on a limited basis, stock awards. The terms and exercise prices of options are established by the Committee; except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2012, the total number of shares available to be awarded under the 1999 Plan was 269,477.

Other Options: Our Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees and consultants as compensation and in connection with obtaining financing.

Stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock awards and employee stock purchase plan) was included in the following captions within the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Costs of revenue	$374	$267	$247
Selling and marketing	486	432	278
Research and development	451	139	101
General and administrative	656	660	767

Total stock-based compensation expense	$1,967	$1,498	$1,393

Employee Stock Options

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Dividend yield	None	None	None
Volatility	68%	71%	71%
Risk-free interest rate	0.50%	1.21%	1.78%
Expected life (years)	4.3	4.0	4.0

The following tables summarize all stock option activity during the years ended December 31, 2012, 2011 and 2010, (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2009	4,715	$2.64
Granted	1,027	$2.98
Exercised	(314)	$2.38
Cancelled or expired	(690)	$2.62

Balance at December 31, 2010	4,738	$2.74
Granted	1,289	$3.62
Exercised	(469)	$2.52
Cancelled or expired	(365)	$2.98

Balance at December 31, 2011	5,193	$2.95
Granted	1,341	$5.24
Exercised	(1,196)	$2.73
Cancelled or expired	(194)	$3.50

Balance at December 31, 2012	5,144	$3.58	2.5	$8,381

Vested and exercisable at December 31, 2012	2,884	$2.86	1.3	$6,704

Unvested at December 31, 2012	2,260	$4.50	4.1	$1,677

We received cash proceeds from the exercise of options of $3.3 million, $1.2 million and $716,000 in 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $3.2 million, $840,000 and $118,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

A summary of the options outstanding and options exercisable at December 31, 2012 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Vested and Exercisable
Exercise price range	Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$0.90 – $1.80	369	1.2	$1.77	369	$1.77
$1.81 – $2.70	1,156	1.1	$2.29	1,107	$2.28
$2.71 – $3.60	1,854	2.2	$3.36	1,127	$3.37
$3.61 – $4.50	226	2.9	$4.08	104	$4.08
$4.51 – $5.40	1,440	4.3	$5.13	177	$4.72
$5.41 – $6.30	68	4.6	$5.60	—	$0.00
$6.31 – $7.20	31	4.7	$6.62	—	$0.00

	5,144	2.5	$3.58	2,884	$2.86

A summary of the activity for unvested option awards for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Options	Weighted-Average Fair Value
Balance at December 31, 2009	1,827	$1.35
Granted	1,027	$1.60
Vested	(739)	$1.41
Cancelled or expired	(464)	$1.38

Balance at December 31, 2010	1,651	$1.48
Granted	1,289	$1.93
Vested	(661)	$1.44
Cancelled or expired	(281)	$1.49

Balance at December 31, 2011	1,998	$1.77
Granted	1,341	$2.71
Vested	(891)	$1.69
Cancelled or expired	(188)	$1.88

Balance at December 31, 2012	2,260	$2.35

As of December 31, 2012, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $2.7 million and is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards

The following tables summarize the restricted stock awards activity during the years ended December 31, 2012, 2011 and 2010, (in thousands, except per share amounts):

	Number of Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2009	331	$1.40
Granted	112	$2.49

Balance at December 31, 2010	443	$1.67
Granted	58	$4.87

Balance at December 31, 2011	501	$2.04
Granted	167	$5.30

Balance at December 31, 2012	668	$2.86

Vested at December 31, 2012	522	$2.18

Unvested at December 31, 2012	146	$5.28

The total fair value of restricted stock awards vested during 2012, 2011 and 2010 was approximately $280,000, $280,000 and $263,000, respectively. As of December 31, 2012, the total remaining unrecognized compensation cost related to unvested restricted stock awards, net of forfeitures, was approximately $520,000 and is expected to be recognized over a weighted average period of 1.5 years.

NOTE 12. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $84,000 in 2012, $84,000 in 2011 and $78,000 in 2010 for consulting, marketing and financing activities. We owed the Chairman $7,000 at both December 31, 2012 and 2011.

Concurrent with selling 7.2 million shares of common stock to an investor in June 2011 (Note 10), we entered into a world-wide reseller agreement with Siemens Enterprise Communications, Inc. (“Siemens”), a subsidiary of the investor, whereby Siemens became a reseller of inContact’s portfolio of cloud solutions with minimum revenue purchase commitments. The agreement with Siemens was amended in February 2013 (Note 16), whereby the minimum revenue purchase commitments were amended to $4.5 million, $7.0 million and up to $5.0 million (which may be credited up to $1.0 million) during 2012, 2013 and 2014, respectively. We recognized $4.5 million of software revenue under this arrangement during the year ended December 31, 2012, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. We purchased phones from Siemens for $146,000 and the investor paid $18,000 to be a sponsor at our user conference during the year ended December 31, 2011.

NOTE 13. COMMITMENTS AND CONTINGENCIES

We have a purchase commitment with one national long distance telecommunication provider. The purchase commitment provides for monthly minimums of $50,000 per month on a month-to-month basis. We currently exceed our monthly minimum purchase commitment with this carrier.

Certain customer lists purchased in 2001 through 2003 were financed through loans from various investors. All loans were paid prior to December 31, 2006. As part of the loan agreements, we agreed to pay a percentage of revenue received from the purchased customers to these investors as long as the customers remain with inContact. We paid these investors $268,000, $326,000 and $329,000 in 2012, 2011 and 2010, respectively.

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

Operating Leases

The following schedule summarizes the future minimum lease payments on operating leases at December 31, 2012 (in thousands):

Year ended December 31,
2013	$1,485
2014	1,499
2015	949
2016	259
2017	17

Total	$4,209

Rent expense was $1.6 million, $1.7 million and $1.4 million in 2012, 2011 and 2010, respectively.

Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

The following schedule summarizes the future minimum payments under these arrangements at December 31, 2012 (in thousands):

Year ended December 31,
2013	$1,030
2014	769
2015	725
2016	523

Total	$3,047

NOTE 14. EMPLOYEE BENEFIT PLAN

The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the statutorily prescribed limit to the plan. Employees are eligible on the first day of the month following their employment date. The Company matches 50% of the first 4% of an employee’s salary contributed to the plan. The Company made matching contributions during 2012, 2011 and 2010 of $397,000, $265,000 and $228,000, respectively.

NOTE 15. SEGMENTS

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees, and revenue related to minimum purchase commitments through July 2014, from a related party reseller (Note 12). The Telecom segment includes all voice and data long distance services provided to customers.

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

Operating segment revenues and profitability for the year ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31, 2012
	Software	Telecom	Consolidated
Net revenue	$54,705	$55,575	$110,280
Costs of revenue	22,134	37,642	59,776

Gross profit	32,571	17,933	50,504
Gross margin	60%	32%	46%
Operating expenses:
Direct selling and marketing	23,758	3,207	26,965
Direct research and development	8,502	—	8,502
Indirect	16,688	2,977	19,665

(Loss) income from operations	$(16,377)	$11,749	$(4,628)

Operating segment revenues and profitability for the year ended December 31, 2011 were as follows (in thousands):

	Year Ended December 31, 2011
	Software	Telecom	Consolidated
Net revenue	$39,870	$48,602	$88,472
Costs of revenue	16,940	35,637	52,577

Gross profit	22,930	12,965	35,895
Gross margin	58%	27%	41%
Operating expenses:
Direct selling and marketing	19,810	3,421	23,231
Direct research and development	5,706	—	5,706
Indirect	12,734	3,336	16,070

(Loss) income from operations	$(15,320)	$6,208	$(9,112)

Operating segment revenues and profitability for the year ended December 31, 2010 were as follows (in thousands):

	Year Ended December 31, 2010
	Software	Telecom	Consolidated
Net revenue	$33,692	$48,012	$81,704
Costs of revenue	12,051	34,542	46,593

Gross profit	21,641	13,470	35,111
Gross margin	64%	28%	43%
Operating expenses:
Direct selling and marketing	14,662	3,467	18,129
Direct research and development	4,638	—	4,638
Indirect	10,342	3,405	13,747

(Loss) income from operations	$(8,001)	$6,598	$(1,403)

NOTE 16. SUBSEQUENT EVENTS

On February 13, 2013, we amended the Siemens’ reseller agreement in which Siemens modified their minimum purchase commitments to be $4.5 million for 2012, $7.0 million for 2013 and extended the minimum purchase commitment obligation into 2014 in the amount of up to $5.0 million, which may be credited up to $1.0 million, and relinquished exclusivity in Europe, the Middle East and Asia (“EMEA”). Additionally, sales made by other resellers in EMEA will go toward satisfying Siemens’ minimum purchase commitment obligation. Further, we agreed that through 2013, Siemens can make payment of its obligations with shares of our common stock at a price per share, discounted nine percent from the volume weighted average price, averaged over a specified period of five trading days. Of the $4.5 million in revenue earned from Siemens in 2012, $2.7 million was paid by the delivery of 492,000 shares of our common stock by Siemens in 2013.

INCONTACT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for uncollectible accounts receivable:	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
Year ended December 31, 2012	$491	$650	$310	$831
Year ended December 31, 2011	$749	$350	$608	$491
Year ended December 31, 2010	$1,371	$—	$622	$749