Form 10-Q
period 2013-03-31
inContact, Inc.
filed 2013-05-09
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 29, 2013
Common Stock, $0.0001 par value	53,362,588 shares

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

(in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$44,771	$48,836
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible accounts of $1,038 and $831, respectively	17,350	18,043
Other current assets	3,398	3,278

Total current assets	65,600	70,238
Property and equipment, net	21,475	19,862
Intangible assets, net	1,103	1,156
Goodwill	4,086	4,086
Other assets	1,211	1,005

Total assets	$93,475	$96,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,260	$7,247
Accrued liabilities	4,451	5,638
Accrued commissions	1,961	1,610
Current portion of deferred revenue	1,622	1,973
Current portion of long-term debt and capital lease obligations	2,489	2,691

Total current liabilities	18,783	19,159
Long-term debt and capital lease obligations	1,387	2,859
Deferred rent	396	383
Deferred revenue	2,785	1,958

Total liabilities	23,351	24,359

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 53,222 and 52,886 shares issued and 52,782 and 52,886 outstanding as of March 31, 2013 and December 31, 2012, respectively	5	5
Treasury stock, at cost; 440 and zero shares at March 31, 2013 and December 31, 2012, respectively	(2,441)	—
Additional paid-in capital	156,052	154,184
Accumulated deficit	(83,492)	(82,201)

Total stockholders’ equity	70,124	71,988

Total liabilities and stockholders’ equity	$93,475	$96,347

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS - (Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Net revenue:
Software	$16,172	$12,302
Telecom	15,473	13,254

Total net revenue	31,645	25,556

Costs of revenue:
Software	6,435	5,090
Telecom	10,033	9,227

Total costs of revenue	16,468	14,317

Gross profit	15,177	11,239

Operating expenses:
Selling and marketing	8,422	7,020
Research and development	2,771	1,837
General and administrative	5,045	4,094

Total operating expenses	16,238	12,951

Loss from operations	(1,061)	(1,712)
Other income (expense):
Interest expense	(60)	(94)
Other expense	(25)	(47)

Total other expense	(85)	(141)

Loss before income taxes	(1,146)	(1,853)
Income tax expense	(17)	(15)

Net loss and comprehensive loss	$(1,163)	$(1,868)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	53,594	44,188

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - (Unaudited)

(in thousands)

			Additional Paid-in Capital
	Common Stock			Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total

Balance at December 31, 2012	52,886	$5	$154,184	—	$—	$(82,201)	$71,988
Common stock issued for options exercised	336	—	1,093	33	182	(111)	1,164
Common stock issued under the employee stock purchase plan	—	—	—	19	108	(17)	91
Common stock received for payment of receivables	—	—	—	(492)	(2,731)	—	(2,731)
Stock-based compensation	—	—	775	—	—	—	775
Net loss	—	—	—	—	—	(1,163)	(1,163)

Balance at March 31, 2013	53,222	$5	$156,052	(440)	$(2,441)	$(83,492)	$70,124

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

(in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,163)	$(1,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,392	1,087
Amortization of software development costs	1,079	899
Amortization of intangible assets	53	80
Amortization of note financing costs	4	8
Interest accretion	2	4
Stock-based compensation	775	509
Loss on disposal of property and equipment	25	46
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,038)	141
Other current assets	(120)	(639)
Other non-current assets	(195)	(65)
Trade accounts payable	998	(183)
Accrued liabilities	(1,190)	(542)
Accrued commissions	351	238
Deferred rent	16	19
Deferred revenue	476	447

Net cash provided by operating activities	465	181

Cash flows from investing activities:
Purchases of intangible assets	—	(93)
Payments made for deposits	(11)	—
Acquisition of assets	(1,923)	—
Capitalized software development costs	(1,476)	(1,361)
Purchases of property and equipment	(695)	(704)

Net cash used in investing activities	(4,105)	(2,158)

Cash flows from financing activities:
Proceeds from exercise of options	1,164	580
Proceeds from sale of stock under employee stock purchase plan	91	45
Principal payments on long-term debt and capital leases	(680)	(690)
Borrowings under the revolving credit notes	—	3,000
Payments under the revolving credit notes	(1,000)	(2,500)

Net cash (used in) provided by financing activities	(425)	435

Net decrease in cash and cash equivalents	(4,065)	(1,542)
Cash and cash equivalents at the beginning of the period	48,836	17,724

Cash and cash equivalents at the end of the period	$44,771	$16,182

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$87	$237
Property and equipment and other assets financed through capital leases	$—	$1,284
Common stock received for payment of accounts receivable	$2,731	$—

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2012 Annual Report on Form 10-K.

Revenue Recognition

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service provided for the customer as follows:

•

inContact portfolio of services. Revenue is derived from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Because customers do not have the right to take possession of the software, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. Monthly recurring subscription charges are generally billed in arrears and recognized for the period in which they are earned. For subscription contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangement. In addition to the monthly recurring subscription revenue, revenue is also derived on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) are recognized as revenue over the period that services are provided. Fees for telecommunications services in multiple element arrangements within the inContact portfolio are based on usage and are recognized as revenue in the same manner as fees for telecommunications services discussed in the following paragraph. Also included is revenue related to the quarterly minimum purchase commitments from a related party reseller (Note 12).

•

Telecommunications services. Revenue is derived from telecommunications services, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact portfolio and allows us to provide the all-

in-one inContact solution. Revenue for the telecommunications usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

Fair Value Measurement

The fair value of assets and liabilities, if any, is determined using a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

NOTE 2. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s third quarter 2012 Condensed Consolidated Financial Statements, we determined that errors existed in the Company’s previously issued Condensed Consolidated Financial Statements. As a result, the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss and Cash Flows for the three months ended March 31, 2012, included in this Condensed Consolidated Financial Statements, have been restated to correct for such errors, as described below.

Management’s decision to restate the aforementioned financial statements was made as a result of the identification of billing errors related to the accounting for amounts of Federal Universal Service Fund (“USF”) surcharges recovered in excess of amounts allowed under Federal Communications Commission (“FCC”) rules.

The principal effect of the restatement adjustment increased our net loss by $119,000 (including reducing Telecom segment revenue by the same amount) and increased accrued liabilities by the corresponding amount for the quarter ended March 31, 2012. Management has concluded that these corrections are immaterial.

The impact of the restatement adjustments on specific line items on the Company’s previously issued Condensed Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three months ended March 31, 2013, are presented below (in thousands, except per share amounts):

	Three Months Ended March 31, 2012
	As Previously Reported	Restatement Adjustments	As Restated
Statements of Operations and Comprehensive Loss Items:
Telecom net revenue	$13,373	$(119)	$13,254
Total net revenue	25,675	(119)	25,556
Gross profit	11,358	(119)	11,239
Loss from operations	(1,593)	(119)	(1,712)
Loss before income taxes	(1,734)	(119)	(1,853)
Net loss and comprehensive loss	$(1,749)	$(119)	$(1,868)
Net loss per common share:
Basic and diluted	$(0.04)	$—	$(0.04)

	Three Months Ended March 31, 2012
	As Previously Reported	Restatement Adjustments	As Restated
Statements of Cash Flows Items:
Net loss	$(1,749)	$(119)	$(1,868)
Changes in operating assets and liabilities:
Accrued liabilities	$(661)	$119	$(542)

NOTE 3. ASSET ACQUISITION

In March 2013, the Company acquired technology for $1.9 million in cash, which the Company plans to incorporate into its existing applications. The value of the assets acquired was recorded as in process technology and is included in capitalized software.

NOTE 4. BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

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

As a result of incurring a net loss for the three months ended March 31, 2013 and 2012, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 5.0 million and 5.1 million shares of common stock at March 31, 2013 and 2012, respectively.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the revolving credit note and promissory notes payable were computed using a discounted cash flow model and approximated the carrying amount as the individual notes bear interest at market interest rates and are considered to be classified within Level 2 of the fair value hierarchy.

NOTE 6. INTANGIBLES

Intangible assets consisted of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross assets	Accumulated amortization	Intangible assets, net	Gross assets	Accumulated amortization	Intangible assets, net
Customer lists acquired	$16,495	$16,289	$206	$16,495	$16,276	$219
Technology and patents	10,231	10,090	141	10,231	10,070	161
Tradenames and trademarks	1,194	492	702	1,194	472	722
Domain name	54	—	54	54	—	54

Total intangible assets	$27,974	$26,871	$1,103	$27,974	$26,818	$1,156

Amortization expense was $53,000 and $80,000 during the three months ended March 31, 2013 and 2012, respectively.

Based on the recorded intangibles at March 31, 2013, estimated amortization expense is expected to be $158,000 during the remainder of 2013, $210,000 in 2014, $140,000 in 2015, $133,000 in 2016, $84,000 in 2017 and $324,000 thereafter.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll and other compensation	$1,991	$3,061
Excess recovery reserve	1,631	1,818
Accrued vendor charges	382	259
Other	447	500

Total accrued liabilities	$4,451	$5,638

NOTE 8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

During the three months ended March 31, 2013, we paid $1.0 million on our revolving credit loan agreement of $8.5 million (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and did not draw from the Revolving Credit Agreement. We had no outstanding balance on our Revolving Credit Agreement at March 31, 2013. The interest rate under the Revolving Credit Agreement is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), from time to time in effect, adjusted as of the date of any change in the ninety day LIBOR. Interest under the Revolving Credit Agreement is paid monthly in arrears, and all principal is due in July 2014.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in April 2012. As of March 31, 2013, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.8 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at March 31, 2013.

During the three months ended March 31, 2013, we paid $208,000 of the promissory note payable (“Promissory Note”) to Zions. The Promissory Note balance was $1.3 million at March 31, 2013.

In April 2012, we entered into a term loan agreement (“Term Loan”) with Zions for $4.0 million, which matures on May 1, 2016. We are allowed to draw up to the total of $4.0 million through April 30, 2013. We have not drawn from the Term Loan as of March 31, 2013. Interest, if any, will be paid monthly in arrears, commencing the month following a draw, and the principal will be paid in 36 equal monthly installments commencing on September 1, 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement

We paid $472,000 of capital lease obligations during the three months ended March 31, 2013. The balance of the capital lease obligations was $2.6 million at March 31, 2013.

NOTE 9. CAPITAL TRANSACTIONS

We received proceeds of $1.2 million from the exercise of 369,000 options, of which 33,000 were issued from treasury stock, during the three months ended March 31, 2013. We issued 19,000 shares of common stock, which were issued from treasury stock, for proceeds of $91,000 under the employee stock purchase plan during the three month period ended March 31, 2013.

We received 492,000 shares of our common stock for payment of $2.7 million in receivables from a related party reseller (Note 12), which is included in treasury stock at cost.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

We recorded stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) to the same departments where cash compensation was recorded as follows (in thousands):

	Three months ended March 31,
	2013	2012
Costs of revenue	$149	$130
Selling and marketing	216	82
Research and development	131	123
General and administrative	279	174

Total	$775	$509

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the quarters ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Dividend yield	0%	0%
Volatility	54%	72%
Risk-free interest rate	0.60%	0.48%
Expected life (in years)	4.0	4.1

During the three months ended March 31, 2013, we granted 94,000 stock options with exercise prices ranging from $4.83 to $7.49 and a weighted-average fair value of $2.62 and 67,000 restricted stock awards with a weighted-average fair value of $7.49. During the three months ended March 31, 2012, we granted 100,250 stock options with exercise prices ranging from $4.44 to $5.85 and a weighted-average fair value of $2.64.

As of March 31, 2013, there was $3.1 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.3 years.

NOTE 12. RELATED PARTY TRANSACTIONS

On February 13, 2013, we amended the Siemens Enterprise Network (“SEN”) reseller agreement which modified SEN’s minimum purchase commitments to be $4.5 million for 2012, $7.0 million for 2013 and extended the minimum purchase commitment obligation into 2014 in the amount of up to $5.0 million, which may be credited up to $1.0 million in 2014 in consideration for up to a $1.0 million investment by SEN in sales and marketing of our cloud contact center software solutions, and relinquished exclusivity in Europe, the Middle East and Asia (“EMEA”). Additionally, sales made by other resellers in EMEA will go toward satisfying SEN’s minimum purchase commitment obligation. Further, we agreed that through 2013, SEN can make payment of its obligations with shares of our common stock at a price per share, discounted nine percent from the volume weighted average price, averaged over a specified period of five trading days. $2.7 million in revenue earned from SEN during 2012 was paid by the delivery of 492,000 shares of our common stock by SEN in 2013. We recognized $1.7 million and $750,000 of software revenue under this arrangement during the three months ended March 31, 2013 and 2012, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments.

We paid the Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the three months ended March 31, 2013 and 2012 for consulting, marketing and capital raising activities. We owed the Chairman $7,000 at March 31, 2013 and December 31, 2012.

NOTE 13. SEGMENTS

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees, and revenue related to quarterly minimum purchase commitments through July 2014, from a related party reseller (Note 12). The Telecom segment includes all voice and data long distance services provided to customers.

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

Operating segment revenues and profitability for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$16,172	$15,473	$31,645	$12,302	$13,254	$25,556
Costs of revenue	6,435	10,033	16,468	5,090	9,227	14,317

Gross profit	9,737	5,440	15,177	7,212	4,027	11,239
Gross margin	60%	35%	48%	59%	30%	44%
Operating expenses:
Direct selling and marketing	6,963	992	7,955	5,805	843	6,648
Direct research and development	2,539	—	2,539	1,654	—	1,654
Indirect	4,745	999	5,744	3,833	816	4,649

(Loss) income from operations	$(4,510)	$3,449	$(1,061)	$(4,080)	$2,368	$(1,712)

NOTE 14. SUBSEQUENT EVENTS

In April 2013, we drew $4.0 million on our Term Loan with Zions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the December 31, 2012 consolidated financial statements and notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission.

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

DEVELOPMENTS

In 2011, we entered into a reseller agreement for our cloud contact center software solutions with Siemens Enterprise Communications (“SEN”). During 2012, SEN resold substantially fewer software services than it had originally anticipated. In February 2013, we amended certain provisions of our reseller agreement with SEN, allowing SEN more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to a $1.0 million investment by SEN in sales and marketing of our cloud contact center software solutions, and relinquished exclusivity in Europe, the Middle East and Asia (“EMEA”). Additionally, sales made by other resellers in EMEA will go toward satisfying SEN’s minimum purchase commitment obligation. Further, we agreed that through 2013, SEN can make payment of its minimum purchase commitments with shares of our common stock at a price per share, discounted nine percent from the volume weighted average price, averaged over a specified period of five trading days. Of the $4.5 million in revenue earned from SEN in 2012, $2.7 million was paid by the delivery of 492,000 shares of our common stock by SEN in February 2013.

Our primary financial objective is to generate recurring cloud software revenue from sustainable sources by investing in various cloud software growth initiatives, as we believe we are in the early stages of a large, long-term market. We continue to invest in sales and marketing initiatives, which resulted in our largest quarterly sales and marketing expenditures during the first of quarter of 2013.

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

Selling and Marketing

Selling and marketing expenses consist primarily of salaries (including stock-based compensation) and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, expenses, travel costs and allocated overhead. Since our Software segment revenue is delivered and therefore recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of the corresponding revenue. We believe it is important to continue investing in selling and marketing to create brand awareness and lead generation opportunities, to increase market share and to support the resellers. Accordingly, we expect selling and marketing expenses to increase in absolute dollars as we continue to support growth initiatives.

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

RESULTS OF OPERATIONS

The MD&A gives effect to the restatement of prior period Condensed Consolidated Financial Statements referred to in Note 2 – “Restatement of Prior Year Financial Statements” to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

Three Months Ended March 31, 2013 and 2012

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2013 compared to our condensed consolidated operating results for the three months ended March 31, 2012 (in thousands):

	2013	2012	$ Change	% Change
Net revenue	$31,645	$25,556	$6,089	24%
Costs of revenue	16,468	14,317	2,151	15%

Gross profit	15,177	11,239	3,938

Gross margin	48%	44%
Operating expenses:
Selling and marketing	8,422	7,020	1,402	20%
Research and development	2,771	1,837	934	51%
General and administrative	5,045	4,094	951	23%

Total operating expenses	16,238	12,951	3,287

Loss from operations	(1,061)	(1,712)	651
Other expense	(85)	(141)	56	40%

Loss before income taxes	(1,146)	(1,853)	707
Income tax expense	(17)	(15)	(2)

Net loss	$(1,163)	$(1,868)	$705

Revenue

Total revenues increased $6.0 million or 24% to $31.6 million during the three months ended March 31, 2013 compared to revenues of $25.6 million during the same period in 2012. The increase relates to an increase of $3.9 million in Software segment revenue due primarily to our continued focus and investment in sales and marketing efforts of our all-in-one inContact portfolio of cloud software solutions and revenue related to minimum purchase commitments from a reseller. Telecom segment revenue increased $2.2 million as the increase of Telecom revenue associated with our inContact portfolio customers exceeded the attrition of our Telecom only customers.

We recognized $1.7 million of software revenue during the three months ended March 31, 2013 compared to $750,000 during the same period in 2012, under our reseller agreement with SEN, which principally represent revenue from SEN’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces SEN’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

During 2012 and the first quarter of 2013, the amount of software services resold in EMEA was substantially less than SEN’s minimum purchase commitment. In February 2013, we amended certain provisions of our reseller agreement with SEN, allowing SEN more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to a $1.0 million investment by SEN in sales and marketing of our cloud contact center software solutions, and relinquished exclusivity in EMEA. Additionally, sales made by other resellers in EMEA will go toward satisfying SEN’s minimum purchase commitment obligation.

Costs of revenue and gross margin

Costs of revenue increased $2.2 million or 15% to $16.5 million during the three months ended March 31, 2013 compared to $14.3 million during the same period of 2012. Our gross margin increased four percentage points to 48% during the three months ended March 31, 2013 from 44% during the three months ended March 31, 2012. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs. In addition, lower Telecom costs due to increased efficiencies in call routing related to an investment in technology and lower negotiated direct costs contributed to the gross margin increase.

Selling and marketing

Selling and marketing expense increased $1.4 million or 20% to $8.4 million during the three months ended March 31, 2013 from $7.0 million during the same period in 2012. This increase is primarily a result of headcount additions for direct and channel sales employees, increased commissions as a result of increased revenue, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development

Research and development expense increased $934,000 or 51% to $2.8 million during the three months ended March 31, 2013 from $1.8 million during the same period in 2012. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $951,000 or 23% to $5.0 million during the three months ended March 31, 2013 compared to $4.1 million during the same period in 2012. The increase is primarily due to increased costs incurred to support our domestic and international business expansion.

Other expense

Other expense decreased $56,000 to a net other expense of $85,000 during the three months ended March 31, 2013 from a net other expense of $141,000 during the same period in 2012. The difference is primarily due to a decrease of net interest expense for the first quarter of 2013 compared to the comparable period in 2012 due to lower outstanding balances on our notes payable and capital lease obligations in the first quarter of 2013 as compared to the same period in 2012.

Income taxes

Income taxes consist of various state income taxes and foreign taxes and remained relatively flat for the quarter ended March 31, 2013 as compared to comparable period of 2012.

SEGMENT REPORTING

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software solutions, plus the associated professional services and setup fees and revenue related to quarterly minimum purchase commitments through July 2014, from a related party reseller. The Telecom segment includes all voice and data long distance services provided to customers.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012	$ Change	% Change
Net revenue	$16,172	$12,302	$3,870	31%
Costs of revenue	6,435	5,090	1,345	26%

Gross profit	9,737	7,212	2,525

Gross margin	60%	59%
Operating expenses:
Direct selling and marketing	6,963	5,805	1,158	20%
Direct research and development	2,539	1,654	885	54%
Indirect	4,745	3,833	912	24%

Loss from operations	$(4,510)	$(4,080)	$(430)

The Software segment revenue increased by $3.9 million or 31% to $16.2 million during the three months ended March 31, 2013 from $12.3 million during the same period in 2012. The increase is primarily a result of the selling and marketing efforts we have undertaken to expand the inContact portfolio of software services in the market and revenue related to minimum purchase commitments from a reseller. We recognized $1.7 million of software revenue during the three months ended March 31, 2013 compared to $750,000 during the same period in 2012, under our reseller agreement with SEN, which principally represent revenue from SEN’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces SEN’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

During 2012 and the first quarter of 2013, the amount of software services resold in EMEA was substantially less than SEN’s minimum purchase commitment. In February 2013, we amended certain provisions of our reseller agreement with SEN, allowing SEN more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to a $1.0 million investment by SEN in sales and marketing of our cloud contact center software solutions, and relinquished exclusivity in EMEA. Additionally, sales made by other resellers in EMEA will go toward satisfying SEN’s minimum purchase commitment obligation.

Software segment revenue also includes revenue from customer and professional services of $1.1 million for the first quarter of 2013 compared to $559,000 for the first quarter of 2012.

Gross margin increased one percentage point to 60% in the first quarter of 2013 compared to 59% in the same period in 2012. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.

Direct selling and marketing expenses in the Software segment increased $1.2 million or 20% to $7.0 million during the three months ended March 31, 2013 compared to $5.8 million during the same period in 2012. This increase is a result of headcount additions for sales employees and employees focused on managing and enhancing our partner relationships. Sales commission expense also increased with the increase in revenue.

We also continue to develop the services provided in the Software segment by investing in research and development. During the three months ended March 31, 2013 we incurred $2.5 million in direct research and development costs compared to $1.7 million during the same period in 2012 and have capitalized an additional $1.5 million of costs incurred during the three months ended March 31, 2013 related to our internally developed software compared to $1.4 million during the three months ended March 31, 2012.

Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $912,000 or 24% to $4.7 million during the three months ended March 31, 2013 from $3.8 million for the same period in 2012 due to more indirect costs being allocated to the Software segment with the continued shift in revenue mix from the Telecom segment to the Software segment and the overall increase in indirect expenses due to our overall growth.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012	$ Change	% Change
Net revenue	$15,473	$13,254	$2,219	17%
Costs of revenue	10,033	9,227	806	9%

Gross profit	5,440	4,027	1,413

Gross margin	35%	30%
Operating expenses:
Direct selling and marketing	992	843	149	18%
Indirect	999	816	183	22%

Income from operations	$3,449	$2,368	$1,081

Telecom segment revenue increased $2.2 million or 17% to $15.5 million during three months ended March 31, 2013 from $13.3 million for the same period in 2012. This increase is associated with the Telecom revenue from our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased 9% due to the increase in revenue, but the Telecom gross margin increased 5% due to increased efficiencies in call routing related to an investment in technology and lower negotiated direct costs, which resulted in lower Telecom costs. Selling and marketing expenses increased $149,000 or 18% during the three months ended March 31, 2013 as compared to the same period in 2012, due to increased commissions as a result of increased revenue. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $183,000 or 22% during the three months ended March 31, 2013 compared to the same period in 2012 as a result of an overall increase in indirect expenses due to our overall growth.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, cash available to draw under a term loan agreement (“Term Loan”) and available borrowings under our Revolving Credit Agreement, which expires in July 2014. At March 31, 2013, we had $44.8 million of cash and cash equivalents. In addition to our $44.8 million of cash and cash equivalents, we have access to additional available borrowings under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements, and our Term Loan with Zions. The available borrowings under the Revolving Credit Agreement were $8.5 million at March 31, 2013, based on the maximum available advance amount calculated on the March 20, 2013 borrowing base certificate. The available borrowings under the Term Loan at March 31, 2013 were $4.0 million. Total cash and additional availability under the Revolving Credit Agreement and Term Loan was $57.3 million at March 31, 2013. We paid the December 31, 2012 outstanding balance of our Revolving Credit Agreement of $1.0 million in January 2013 and did not draw from the Revolving Credit Agreement during the first quarter of 2013. As such, we had no outstanding balance at March 31, 2013.

The Zion’s Revolving Credit Agreement contains certain covenants, with the most significant covenant being a requirement that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.8 million, calculated as of the last day of each calendar quarter, is required. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended March 31, 2013.

In April 2012, we entered into a Term Loan with Zions for $4.0 million to help finance the acquisition of capital assets and the continued development of our international infrastructure. We are allowed to draw up to the total of $4.0 million through April 30, 2013. Interest, if any, will be paid monthly in arrears, commencing on May 1, 2012, and the principal will be paid in 36 equal monthly installments commencing on June 1, 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement. In April 2013, we drew $4.0 million on the Term Loan.

We experienced a net loss of $1.2 million during the three months ended March 31, 2013. Significant non-cash expenses affecting operations during the three months ended March 31, 2013 were $2.5 million of depreciation and amortization and $775,000 of stock-based compensation. The non-cash expenses were partially offset by an increase in receivables and a decrease in accrued liabilities resulting in cash operating activities providing $465,000 of cash during the three months ended March 31, 2013.

In March 2013, we acquired technology for $1.9 million in cash consideration, which the Company plans to incorporate into its applications. The value of the assets acquired was recorded as in process technology and is included in capitalized software. The asset acquisition was not material to our financial position or results of operations.

We paid $208,000 of the promissory note to Zions during the three months ended March 31, 2013. The balance of our promissory note was $1.3 million at March 31, 2013, of which $833,000 is current. We paid $472,000 of capital lease obligations during the three months ended March 31, 2013. The balance of capital lease obligations was $2.6 million at March 31, 2013, of which $1.7 million is current.

In February 2013, we amended certain terms of our reseller agreement with SEN. Under the amended agreement, SEN has the right to pay in shares of inContact Common Stock, discounted from the market price by nine percent, the following: i) outstanding amounts totaling $2.7 million as of December 31, 2012, ii) minimum purchase commitments in 2013, and iii) the difference between actual sold through revenue and minimum purchase commitments in 2014. In the event i) and ii) above are settled in stock in a timely manner, inContact will receive approximately $8 million less in cash during 2013 under the amended agreement. In February 2013, we received 492,000 shares of our common stock from SEN to pay the $2.7 million of outstanding receivables at December 31, 2012.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash, our Revolving Credit Agreement and our Term Loan to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our Revolving Credit Agreement and available borrowings under our Term Loan will be sufficient to meet our cash requirements during at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are invested with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.

Interest rates on our Term Loan and Revolving Credit Agreement are variable so market fluctuations in interest rates may increase our interest expense.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

During the quarter ended March 31, 2013, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings under Part I, Item 3 of our 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2013.

ITEM 1A. RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed below and in the 2012 Annual Report on Form 10-K under Item 1A “Risk Factors,” actual results may differ from those in the forward-looking statements.

There is a pending dispute regarding coverage under our insurance for the claims asserted in the California College litigation that could adversely affect our capital resources if a determination is made we do not have coverage and we are found liable for damages in the California College litigation.

As described in Footnote 10 to the Financial Statements, above, and Part I, Item 3 of our 2012 Annual Report on Form 10-K, we are the defendant in a lawsuit brought in May 2009 titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that that (1) we made intentional and/or negligent misrepresentations in connection with the sale of our services from another defendant in the lawsuit, (2) we breached our service contract with California College and the contract between California College and the other defendant by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) our conduct interfered with prospective economic business relations of California College with respect to enrolling students. California College is seeking damages, in an amount to be proven at trial, in excess of $20 million. We made a claim for coverage of any potential liability to California College under the technology liability insurance policy issued to us by the Hartford Fire Insurance Company (“Hartford”) in 2008, which was a renewal of a policy effective June 30, 2007. Hartford agreed in 2010 to pay expenses of defense in the California College litigation, but asserts that it reserved the right to deny coverage and withdraw from paying for the defense and to recoup defense fees paid on the Company’s behalf in the event a determination was made that Hartford had no coverage obligation. On April 5, 2013, we were served with a summons to answer a complaint filed by Hartford in the Superior Court for the state of Delaware, New Castel County, entitled Hartford Insurance Company v. inContact, Inc., Case No. N13C-01-060 JRJ CCLD. In the complaint, Hartford seeks a declaratory judgment from the court that there is no coverage under the policy for the California College litigation. We have not filed an answer, but intend defend the matter vigorously. An adverse determination on coverage under the policy coupled with a judgment against us in the California College litigation could result in a substantial payout that would adversely affect our cash position and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

Stock repurchases for the three months ended March 31, 2013, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2013	—	$—	—	—
February 1 - 28, 2013 (1)	492	5.55	—	—
March 1 - 31, 2013	—	—	—	—

Total shares repurchased	492	5.55	—	—

(1)	In February 2013, we amended certain terms of our reseller agreement with SEN. Under the amended agreement, SEN has the right to pay in shares of inContact Common Stock, discounted from the market price by nine percent, the following: i) outstanding amounts totaling $2.7 million as of December 31, 2012, ii) minimum purchase commitments in 2013, and iii) the difference between actual sold through revenue and minimum purchase commitments in 2014. In February 2013, we received 492,000 shares of our common stock from SEN to pay the $2.7 million of outstanding receivables at December 31, 2012.

ITEM 6. EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to the Condensed Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: May 9, 2013	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: May 9, 2013	By:	/s/ Gregory S. Ayers
Gregory S. Ayers Principal Financial and Accounting Officer