Form 10-Q
period 2013-06-30
inContact, Inc.
filed 2013-08-09
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 22, 2013
Common Stock, $0.0001 par value	54,660,323 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$51,069	$48,836
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible accounts of $ 1,161 and $831, respectively	18,128	18,043
Other current assets	3,426	3,278
Total current assets	72,704	70,238
Property and equipment, net	23,221	19,862
Intangible assets, net	1,051	1,156
Goodwill	4,086	4,086
Other assets	1,355	1,005
Total assets	$102,417	$96,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,482	$7,247
Accrued liabilities	5,278	5,638
Accrued commissions	2,030	1,610
Current portion of deferred revenue	3,018	1,973
Current portion of debt and capital lease obligations	3,606	2,691
Total current liabilities	22,414	19,159
Long-term portion of debt and capital lease obligations	3,434	2,859
Deferred rent	405	383
Deferred revenue	3,292	1,958
Total liabilities	29,545	24,359
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 54,148 and 52,886 shares issued and 54,148 and 52,886 outstanding as of June 30, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	159,373	154,184
Accumulated deficit	(86,506)	(82,201)
Total stockholders’ equity	72,872	71,988
Total liabilities and stockholders’ equity	$102,417	$96,347

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS—(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenue:
Software	$16,185	$12,828	$32,357	$25,130
Telecom	14,898	13,312	30,371	26,566
Total net revenue	31,083	26,140	62,728	51,696
Costs of revenue:
Software	6,344	5,259	12,779	10,349
Telecom	9,610	9,196	19,643	18,423
Total costs of revenue	15,954	14,455	32,422	28,772
Gross profit	15,129	11,685	30,306	22,924
Operating expenses:
Selling and marketing	9,008	6,898	17,430	13,918
Research and development	2,964	2,279	5,735	4,116
General and administrative	4,811	4,049	9,856	8,143
Total operating expenses	16,783	13,226	33,021	26,177
Loss from operations	(1,654)	(1,541)	(2,715)	(3,253)
Other income (expense):
Interest income	—	3	—	3
Interest expense	(90)	(108)	(150)	(202)
Other expense	—	(99)	(25)	(146)
Total other expense	(90)	(204)	(175)	(345)
Loss before income taxes	(1,744)	(1,745)	(2,890)	(3,598)
Income tax expense	(32)	(15)	(49)	(30)
Net loss and comprehensive loss	$(1,776)	$(1,760)	$(2,939)	$(3,628)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.08)
Weighted average common shares outstanding:
Basic and diluted	54,196	44,561	53,897	44,374

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2012	52,886	$5	$154,184	—	$—	$(82,201)	$71,988
Common stock issued for options exercised	1,246	—	3,575	406	2,253	(979)	4,849
Common stock issued under the employee stock purchase plan	16	—	103	19	108	(17)	194
Issuance of restricted stock	—	—	—	67	370	(370)	—
Common stock received for settlement of receivables	—	—	—	(492)	(2,731)	—	(2,731)
Stock-based compensation	—	—	1,511	—	—	—	1,511
Net loss	—	—	—	—	—	(2,939)	(2,939)
Balance at June 30, 2013	54,148	$5	$159,373	—	$—	$(86,506)	$72,872

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,939)	$(3,628)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	2,929	2,382
Amortization of software development costs	2,312	1,961
Amortization of intangible assets	105	133
Amortization of note financing costs	9	18
Interest accretion	3	8
Stock-based compensation	1,511	850
Loss on disposal of property and equipment	87	146
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,816)	(766)
Other current assets	(148)	(616)
Other non-current assets	(339)	(147)
Trade accounts payable	741	494
Accrued liabilities	(366)	426
Accrued commissions	420	247
Deferred rent	28	40
Deferred revenue	2,379	1,182
Net cash provided by operating activities	3,916	2,730
Cash flows used in investing activities:
Gross decrease in restricted cash	—	165
Purchase of intangible assets	—	(125)
Payments made for deposits	(11)	(19)
Acquisition of assets	(2,296)	—
Capitalized software development costs	(2,880)	(2,760)
Purchases of property and equipment	(3,017)	(2,473)
Net cash used in investing activities	(8,204)	(5,212)
Cash flows from financing activities:
Proceeds from exercise of options	4,849	2,078
Proceeds from sale of stock under employee stock purchase plan	194	121
Borrowings under term loan	4,000	—
Payment of debt financing fees	(43)	(29)
Principal payments under debt and capital lease obligations	(1,479)	(1,417)
Borrowings under the revolving credit notes	—	6,000
Payments under the revolving credit notes	(1,000)	(5,500)
Net cash provided by financing activities	6,521	1,253
Net increase (decrease) in cash and cash equivalents	2,233	(1,229)
Cash and cash equivalents at beginning of period	48,836	17,724
Cash and cash equivalents at end of period	$51,069	$16,495
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$116	$112
Property and equipment and other assets financed through capital leases	$—	$1,284
Common stock received for settlement of accounts receivable	$2,731	$—
Acquisitions of assets included in accounts payable	$450	$—

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. Our significant accounting policies are set forth in Note 1 to the consolidated financial statements in the 2012 Annual Report on Form 10-K.

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

Internal Use Software

Certain costs incurred for the development of internal use software are capitalized and are included as internal use software in property and equipment in the consolidated balance sheets. These costs include the costs associated with coding, software configuration, upgrades and enhancements that are incurred during the application development stage.

NOTE 2. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

Subsequent to the issuance of our third quarter 2012 Condensed Consolidated Financial Statements, we determined that errors existed in our previously issued Condensed Consolidated Financial Statements. As a result, the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss and Cash Flows for the three and six months ended June 30, 2012, included in this Condensed Consolidated Financial Statements, have been restated to correct for such errors, as described below.

Management’s decision to restate the aforementioned financial statements was made as a result of the identification of billing errors related to the accounting for amounts of Federal Universal Service Fund (“USF”) surcharges recovered in excess of amounts allowed under Federal Communications Commission (“FCC”) rules.

The principal effect of the restatement adjustment increased our net loss by $75,000 and $194,000 (including reducing Telecom segment revenue by the same amount) for the three and six months ended June 30, 2012, respectively, and increased accrued liabilities by $194,000 for the six months ended June 30, 2012. Management has concluded that these corrections are immaterial.

The impact of the restatement adjustments on specific line items on our previously issued Condensed Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three and six months ended June 30, 2012, are presented below (in thousands, except per share amounts):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Statements of Operations and Comprehensive Loss Items:
Telecom net revenue	$13,387	$(75)	$13,312	$26,760	$(194)	$26,566
Total net revenue	26,215	(75)	26,140	51,890	(194)	51,696
Gross profit	11,760	(75)	11,685	23,118	(194)	22,924
Loss from operations	(1,466)	(75)	(1,541)	(3,059)	(194)	(3,253)
Loss before income taxes	(1,670)	(75)	(1,745)	(3,404)	(194)	(3,598)
Net loss and comprehensive loss	$(1,685)	$(75)	$(1,760)	$(3,434)	$(194)	$(3,628)
Net loss per common share:
Basic and diluted	$(0.04)	$—	$(0.04)	$(0.08)	$—	$(0.08)

	Six Months Ended June 30, 2012
	As Previously Reported	Restatement Adjustments	As Restated
Statements of Cash Flows Items:
Net loss	$(3,434)	$(194)	$(3,628)
Changes in operating assets and liabilities:
Accrued liabilities	$232	$194	$426

NOTE 3. ASSET ACQUISITION

In March 2013, we acquired technology for $1.9 million in cash, which we plan to use to add mobile and social features in our existing applications. In April and June 2013 development earnout measures were achieved resulting in additional payments totaling $800,000.  The value of the assets acquired was recorded as in process technology and is included in capitalized software.

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

As a result of incurring a net loss for the three and six months ended June 30, 2013 and 2012, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 3.9 million and 4.5 million shares of common stock at June 30, 2013 and 2012, respectively.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the term loans approximates fair value as the interest rates are based on market value.

NOTE 6. INTANGIBLES

Intangible assets consisted of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross assets	Accumulated amortization	Intangible assets, net	Gross assets	Accumulated amortization	Intangible assets, net
Customer lists acquired	$16,495	$(16,302)	$193	$16,495	$(16,276)	$219
Technology and patents	10,231	(10,110)	121	10,231	(10,070)	161
Trade names and trade marks	1,194	(511)	683	1,194	(472)	722
Domain name	54	—	54	54	—	54
Total	$27,974	$(26,923)	$1,051	$27,974	$(26,818)	$1,156

We recorded amortization expense as follows (in thousands):

Three months ended June 30,		Six months ended June 30,
2013	2012	2013	2012
$52	$53	$105	$133

Based on the recorded intangibles at June 30, 2013, estimated amortization expense is expected to be $105,000 during the remainder of 2013, $210,000 in 2014, $140,000 in 2015, $133,000 in 2016, $84,000 in 2017 and $324,000 thereafter.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll and other compensation	$3,052	$3,061
Excess recovery reserve	1,450	1,818
Accrued vendor charges	259	259
Other	517	500
Total accrued liabilities	$5,278	$5,638

NOTE 8. DEBT AND CAPITAL LEASE OBLIGATIONS

Revolving Credit

During the six months ended June 30, 2013, we paid $1.0 million on our revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and did not draw from the Revolving Credit Agreement. We had no outstanding balance on our Revolving Credit Agreement at June 30, 2013.

The Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in April 2012. As of June 30, 2013, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.5 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at June 30, 2013.

In June 2013, we amended certain terms of the Revolving Credit Agreement with Zions (“Amendment”).  The Amendment increased the allowable balance outstanding from $8.5 million to $15.0 million, decreased the interest rate from 4.5% to 4.0% per annum above the ninety day LIBOR, extended the term from July 2014 to July 2015 and the financial covenant of minimum quarterly EBITDA was changed from $1.8 million to $2.5 million. This financial covenant is only applicable if net cash is less the outstanding balance on the Revolving Credit Agreement plus $2.5 million.

Promissory Note

During the three and six months ended June 30, 2013, we paid $209,000 and $417,000, respectively, of the promissory note payable (“Promissory Note”) to Zions.  The Promissory Note balance was $1.1 million at June 30, 2013.

Term Loan

In April 2012, we entered into a term loan agreement (“2012 Term Loan”) with Zions for $4.0 million, which matures in May 2016. We drew $4.0 million on the 2012 Term Loan in April 2013. Interest, is paid monthly in arrears and the principal will be paid in 36 equal monthly installments commencing in September 2013. The interest rate under the 2012 Term Loan is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”) rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

In June 2013, we also entered into a term loan agreement (“2013 Term Loan”) with Zions for $4.0 million, which matures in June 2017.  We are allowed to draw on the 2013 Term Loan through June 2014 and the interest rate is 4.25% per annum above the ninety day LIBOR.  The principal will be paid in 36 equal monthly installments commencing in August 2014 and we may prepay any portion of the 2013 Term Loan without penalty or premium.  The 2013 Term Loan is collateralized by the same assets as the Revolving Credit Agreement.  We have not drawn from the 2013 Term Loan as of June 30, 2013.

During the three and six months ended June 30, 2013, we paid $111,000 of the term loans to Zions. The term loans balance was $3.9 million at June 30, 2013.

Capital Leases

We paid $951,000 of capital lease obligations during the six months ended June 30, 2013. The balance of the capital lease obligations was $2.1 million at June 30, 2013.

NOTE 9. CAPITAL TRANSACTIONS

We received proceeds of $4.8 million from the exercise of 1.7 million options, of which 406,000 were issued from treasury stock, during the six months ended June 30, 2013. We issued 35,000 shares of common stock, of which 19,000 shares were issued from treasury stock, for proceeds of $211,000 under the employee stock purchase plan during the six month period ended June 30, 2013.

We received 492,000 shares of our common stock for payment of $2.7 million in receivables from a related party reseller (Note 12), which was included in treasury stock at cost.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In May 2009, we were served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) we made intentional and/or negligent misrepresentations in connection with the sale of our services from

Insidesales.com, Inc., another defendant in the lawsuit, (2) that we breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of the Company interfered with prospective economic business relations of California College with respect to enrolling students. California College is seeking damages, in an amount to be proven at trial, in excess of $20.0 million. Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and us. Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice. In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential. In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. In July of 2013, the court issued an oral ruling on inContact’s Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College’s cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9 million.  We have denied all of the substantive allegations of the complaint and cross-claim and intends to defend the claims vigorously. Management believes the claims against inContact are without merit and no liability has been recorded.

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

We recorded stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) to the same departments where cash compensation was recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Costs of revenue	$103	$78	$252	$208
Selling and marketing	242	88	458	170
Research and development	139	112	270	235
General and administrative	252	63	531	237
Total stock-based compensation expense	$736	$341	$1,511	$850

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions as follows:

	Six months ended June 30,
	2013	2012
Dividend yield	None	None
Volatility	53%	71%
Risk-free interest rate	0.69%	0.60%
Expected life (years)	4.1	4.1

During the six months ended June 30, 2013, we granted 232,000 stock options with exercise prices ranging from $4.83 to $8.62 and a weighted-average fair value of $2.93 and 81,000 restricted stock awards with a weighted-average fair value of $7.51. During the six months ended June 30, 2012, we granted 144,000 stock options with exercise prices ranging from $4.44 to $5.87 and a weighted-average fair value of $2.69.

As of June 30, 2013, there was $2.7 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 0.9 years.

NOTE 12. RELATED PARTY TRANSACTIONS

On February 13, 2013, we amended the Siemens Enterprise Communications (“SEN”) reseller agreement which modified SEN’s minimum purchase commitments to be $4.5 million for 2012, $7.0 million for 2013 and extended the minimum purchase commitment obligation into 2014 in the amount of up to $5.0 million, which may be credited up to $1.0 million in 2014 in consideration for up to a $1.0 million investment by SEN in sales and marketing of our cloud contact center software solutions. Under the amendment SEN relinquished exclusivity in Europe, the Middle East and Asia (“EMEA”). Additionally, sales made by other resellers in EMEA will go toward satisfying SEN’s minimum purchase commitment obligation.

In February 2013, we agreed that through 2013, SEN could make payment of its obligations with shares of our common stock held by SEN’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from SEN during 2012 was paid by the delivery of 492,000 shares of our common stock by SEN in 2013. In May 2013, the parent company of SEN sold its remaining 6.4 million shares of our common stock in the open market.  Accordingly, future payments by SEN under the reseller agreement will be in cash.  In that regard, SEN paid to inContact a total of $3.5 million in May 2013, which will be applied to future minimum commitment payment obligations of SEN under the reseller agreement.  Of the $3.5 million, $1.7 million was applied to the receivable related to the March 31, 2013 minimum commitment and $583,000 to the receivable related to the June 30, 2013 minimum commitment.

We recognized, under this arrangement, software revenue of $1.7 million and $3.4 million during the three and six months ended June 30, 2013 and $1.0 million and $1.8 million during three and six months ended June 30, 2012, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments.

We paid the Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the six months ended June 30, 2013 and 2012 for consulting, marketing and capital raising activities. We owed the Chairman $7,000 at June 30, 2013 and December 31, 2012.

NOTE 13. SEGMENTS

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees, and revenue related to quarterly minimum purchase commitments, from a related party reseller (Note 12). The Telecom segment includes all voice and data long distance services provided to customers.

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

Operating segment revenues and profitability for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$16,185	$14,898	$31,083	$12,828	$13,312	$26,140
Costs of revenue	6,344	9,610	15,954	5,259	9,196	14,455
Gross profit	9,841	5,288	15,129	7,569	4,116	11,685
Gross margin	61%	35%	49%	59%	31%	45%
Operating expenses:
Direct selling and marketing	7,560	947	8,507	5,718	767	6,485
Direct research and development	2,714	—	2,714	2,048	—	2,048
Indirect	4,708	854	5,562	3,995	698	4,693
Total operating expenses	14,982	1,801	16,783	11,761	1,465	13,226
(Loss) income from operations	$(5,141)	$3,487	$(1,654)	$(4,192)	$2,651	$(1,541)

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$32,357	$30,371	$62,728	$25,130	$26,566	$51,696
Costs of revenue	12,779	19,643	32,422	10,349	18,423	28,772
Gross profit	19,578	10,728	30,306	14,781	8,143	22,924
Gross margin	61%	35%	48%	59%	31%	44%
Operating expenses:
Direct selling and marketing	14,523	1,938	16,461	11,523	1,610	13,133
Direct research and development	5,253	—	5,253	3,702	—	3,702
Indirect	9,454	1,853	11,307	7,828	1,514	9,342
Total operating expenses	29,230	3,791	33,021	23,053	3,124	26,177
(Loss) income from operations	$(9,652)	$6,937	$(2,715)	$(8,272)	$5,019	$(3,253)

NOTE 14. SUBSEQUENT EVENTS

In December 2012, we entered into an exclusive option and purchase agreement with Transcend Products LLC (“Transcend”) pertaining to the development and potential acquisition of certain assets consisting primarily of software that enables enhanced functionality for our existing service offerings.  The option to purchase certain assets of Transcend was exercised and the purchase closed in July 2013 for $3.0 million in cash and 376,000 shares of our common stock valued at $3.0 million.  Furthermore, if the functionality generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2012 consolidated financial statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K, filed separately with the Securities and Exchange Commission.  The discussion and analysis gives effect to the restatement of prior period Condensed Consolidated Financial Statements referred to in Note 2 – “Restatement of Prior Year Financial Statements” to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in our 2012 Annual Report on Form 10-K under Item 1A “Risk Factors,” and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

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

DEVELOPMENTS

In 2011, we entered into a reseller agreement for our cloud contact center software solutions with Siemens Enterprise Communications (“SEN”). During 2012, SEN resold substantially fewer software services than it had originally anticipated. In February 2013, we amended certain provisions of our reseller agreement with SEN, allowing SEN more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to a $1.0 million investment by SEN in sales and marketing of our cloud contact center software solutions.  Under the amendment SEN relinquished exclusivity in Europe, the Middle East and Asia (“EMEA”). Additionally, sales made by other resellers in EMEA will go toward satisfying SEN’s minimum purchase commitment obligation.

In February 2013, we agreed that through 2013, SEN could make payment of its obligations with shares of our common stock held by SEN’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from SEN during 2012 was paid by the delivery of 492,000 shares of our common stock by SEN in 2013. In May 2013, the parent company of SEN sold its remaining 6.4 million shares of our common stock in the open market. Accordingly, future payments by SEN under the reseller agreement will be in cash. In that regard, SEN paid to inContact a total of $3.5 million in May 2013, which will be applied to future minimum commitment payment obligations of SEN under the reseller agreement.  Of the $3.5 million, $1.7 million was applied to the receivable related to the March 31, 2013 minimum commitment and $583,000 to the receivable related to the June 30, 2013 minimum commitment.

Our primary financial objective is to generate recurring cloud software revenue from sustainable sources by investing in various cloud software growth initiatives, as we believe we are in the early stages of a large, long-term market. We continue to invest in sales and marketing initiatives, which resulted in our largest quarterly sales and marketing expenditures of $9.0 million during the second quarter of 2013.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 and 2012

The following is a tabular presentation of our condensed consolidated operating results for the three months ended June 30, 2013 compared to our condensed consolidated operating results for the three months ended June 30, 2012 (in thousands):

	2013	2012	$ Change	% Change
Net revenue	$31,083	$26,140	$4,943	19%
Costs of revenue	15,954	14,455	1,499	10%
Gross profit	15,129	11,685	3,444
Gross margin	49%	45%
Operating expenses:
Selling and marketing	9,008	6,898	2,110	31%
Research and development	2,964	2,279	685	30%
General and administrative	4,811	4,049	762	19%
Total operating expenses	16,783	13,226	3,557
Loss from operations	(1,654)	(1,541)	(113)
Other expense	(90)	(204)	114	(56%)
Loss before income taxes	(1,744)	(1,745)	1
Income tax expense	(32)	(15)	(17)
Net loss	$(1,776)	$(1,760)	$(16)

Revenue

Total revenues increased $4.9 million or 19% to $31.1 million during the three months ended June 30, 2013 compared to revenues of $26.1 million during the same period in 2012. The increase relates to an increase of $3.4 million in Software segment revenue is primarily a result of the selling and marketing efforts we have undertaken to expand the inContact portfolio of software services and revenue related to minimum purchase commitments from a reseller.  Telecom segment revenue increased $1.6 million as the increase of Telecom revenue associated with our inContact portfolio customers exceeded the attrition of our Telecom only customers.

We recognized $1.7 million of software revenue during the three months ended June 30, 2013 compared to $1.0 million during the same period in 2012, under our reseller agreement with SEN, which principally represent revenue from SEN’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces SEN’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

During 2012 and the first half of 2013, the amount of software services resold in EMEA was substantially less than SEN’s minimum purchase commitment.  In February 2013, we amended certain provisions of our reseller agreement with SEN, allowing SEN more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments.  No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to a $1.0 million investment by SEN in sales and marketing of our cloud contact center software solutions.  Under the amendment SEN relinquished exclusivity in EMEA. Additionally, sales made by other resellers in EMEA will go toward satisfying SEN’s minimum purchase commitment obligation.

Costs of revenue and gross margin

Costs of revenue increased $1.5 million or 10% to $16.0 million during the three months ended June 30, 2013 compared to $14.5 million for the same period in 2012. Our gross margin increased four percentage points to 49% during the three months ended June 30, 2013 from 45% during the three months ended June 30, 2012.  The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.  In addition, lower Telecom costs due to increased efficiencies in call routing related to an investment in technology and lower negotiated direct costs contributed to the gross margin increase.

Selling and marketing

Selling and marketing expenses increased $2.1 million or 31% to $9.0 million during the three months ended June 30, 2013 from $6.9 million for the same period in 2012. This increase is primarily a result of headcount additions for direct and channel sales employees, increased commissions as a result of increased revenue, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development

Research and development expense increased $685,000 or 30% to $3.0 million during the three months ended June 30, 2013 from $2.3 million during the same period in 2012. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $762,000 or 19% to $4.9 million during the three months ended June 30, 2013 compared to $4.0 million during the same period in 2012. The increase is primarily due to increased costs incurred to support our domestic and international business expansion.

Other expense

Other expense decreased $114,000 to $90,000 during the three months ended June 30, 2013 from $204,000 for the same period in 2012.  The difference is primarily due to a decrease of net interest expense for the second quarter of 2013 compared to the comparable period in 2012 due to lower average outstanding balances on our term notes payable and capital lease obligations in the second quarter of 2013 as compared to the same period in 2012.

Income taxes

Income taxes consist of various state income taxes and foreign taxes remained consistent for the three months ended June 30, 2013 compared to the same period in 2012.

Six Months Ended June 30, 2013 and 2012

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2013 compared to our condensed consolidated operating results for the six months ended June 30, 2012 (in thousands):

	2013	2012	$ Change	% Change
Net revenue	$62,728	$51,696	$11,032	21%
Costs of revenue	32,422	28,772	3,650	13%
Gross profit	30,306	22,924	7,382
Gross margin	48%	44%
Operating expenses:
Selling and marketing	17,430	13,918	3,512	25%
Research and development	5,735	4,116	1,619	39%
General and administrative	9,856	8,143	1,713	21%
Total operating expenses	33,021	26,177	6,844
Loss from operations	(2,715)	(3,253)	538
Other expense	(175)	(345)	170	(49%)
Loss before income taxes	(2,890)	(3,598)	708
Income tax expense	(49)	(30)	(19)
Net loss	$(2,939)	$(3,628)	$689

Revenue

Total revenues increased $11.0 million or 21% to $62.7 million during the six months ended June 30, 2013 compared to revenues of $51.7 million for the same period in 2012. The increase relates to an increase of $7.2 million in Software segment revenue is primarily a result of the selling and marketing efforts we have undertaken to expand the inContact portfolio of software services and revenue related to minimum purchase commitments from a reseller. Telecom segment revenue increased $3.8 million as the increase of Telecom revenue associated with our inContact portfolio customers exceeded the attrition of our Telecom only customers.

We recognized $3.4 million of software revenue during the six months ended June 30, 2013 compared to $1.8 million during the same period in 2012, under our reseller agreement with SEN, which principally represent revenue from SEN’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces SEN’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

During 2012 and the first half of 2013, the amount of software services resold in EMEA was substantially less than SEN’s minimum purchase commitment.  In February 2013, we amended certain provisions of our reseller agreement with SEN, allowing SEN more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments.  No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to a $1.0 million investment by SEN in sales and marketing of our cloud contact center software solutions.  Under the amendment SEN relinquished exclusivity in EMEA. Additionally, sales made by other resellers in EMEA will go toward satisfying SEN’s minimum purchase commitment obligation.

Costs of revenue and gross margin

Costs of revenue increased $3.7 million or 13% to $32.4 million during the six months ended June 30, 2013 compared to $28.8 million for the same period in 2012. Our gross margin increased four percentage points to 48% during the six months ended June 30, 2013 from 44% during the six months ended June 30, 2012. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.  In addition, lower Telecom costs due to increased efficiencies in call routing related to an investment in technology and lower negotiated direct costs contributed to the gross margin increase.

Selling and marketing

Selling and marketing expense increased $3.5 million or 25% to $17.4 million during the six months ended June 30, 2013 from $13.9 million for the same period in 2012. This increase is primarily a result of headcount additions for direct and channel sales employees, increased commissions as a result of increased revenue, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development

Research and development expense increased $1.6 million or 39% to $5.7 million during the six months ended June 30, 2013 from $4.1 million for the same period in 2012. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $1.7 million or 21% to $9.9 million during the six months ended June 30, 2013 compared to $8.1 million for the same period in 2012. The increase is primarily due to increased personnel costs and costs incurred to support our international business expansion.

Other expense

Other expense decreased $170,000 to $175,000 during the six months ended June 30, 2013 from $345,000 for the same period in 2012.  The difference is primarily due to a decrease of net interest expense for the second quarter of 2013 compared to the comparable period in 2012 due to lower outstanding balances on our notes payable and capital lease obligations in the second quarter of 2013 as compared to the same period in 2012.

Income taxes

Income taxes consist of minimum state income taxes due and remained consistent for the six months ended June 30, 2013 compared to the same period in 2012.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net revenue	$16,185	$12,828	$3,357	26%	$32,357	$25,130	$7,227	29%
Costs of revenue	6,344	5,259	1,085	21%	12,779	10,349	2,430	23%
Gross profit	9,841	7,569	2,272		19,578	14,781	4,797
Gross margin	61%	59%			61%	59%
Operating expenses:
Direct selling and marketing	7,560	5,718	1,842	32%	14,523	11,523	3,000	26%
Direct research and development	2,714	2,048	666	33%	5,253	3,702	1,551	42%
Indirect	4,708	3,995	713	18%	9,454	7,828	1,626	21%
Loss from operations	$(5,141)	$(4,192)	(949)		$(9,652)	$(8,272)	(1,380)

Three Months Ended June 30, 2013 and 2012

The Software segment revenue increased by $3.4 million or 26% to $16.2 million during the three months ended June 30, 2013 from $12.8 million for the same period in 2012.  The increase is primarily a result of the selling and marketing efforts we have undertake to expand the inContact portfolio of software services and revenue related to minimum purchase commitments from a reseller.

We recognized $1.7 million of software revenue during the three months ended June 30, 2013 compared to $1.0 million during the same period in 2012, under our reseller agreement with SEN, which principally represent revenue from SEN’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces SEN’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

Gross margin increased two percentage points to 61% for the three months ended June 30, 2013 compared to 59% for the same period in 2012. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.

Direct selling and marketing expenses in the Software segment increased $1.8 million or 32% to $7.6 million during the three months ended June 30, 2013 compared to $5.7 million for the same period in 2012. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development.  During the three months ended June 30, 2013, we incurred $2.7 million in direct research and development costs compared to $2.0 million for the same period in 2012 and have capitalized an additional $1.4 million of costs incurred during the three months ended June 30, 2013 related to our internally developed software compared to $2.0 million for the same period in 2012.

Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $713,000 or 18% to $4.7 million during the three months ended June 30, 2013 from $4.0 million for the same period in 2012 due to more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment and the general increase in indirect expenses.

Six Months Ended June 30, 2013 and 2012

The Software segment revenue increased by $7.2 million or 29% to $32.4 million during the six months ended June 30, 2013 from $25.1 million for the same period in 2012. The increase is primarily a result of the selling and marketing efforts we have undertaken to expand the inContact portfolio of software services and revenue related to minimum purchase commitments from a reseller.

We recognized $3.4 million of software revenue during the six months ended June 30, 2013 compared to $1.8 million during the same period in 2012, under our reseller agreement with SEN, which principally represent revenue from SEN’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces SEN’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

Gross margin increased two percentage points to 61% in six months ended June 30, 2013 compared to 59% for the same period in 2012.  The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.

Direct selling and marketing expenses in the Software segment increased $3.0 million or 26% to $14.5 million during the six months ended June 30, 2013 compared to $11.5 million for the same period in 2012. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the services provided in the Software segment by investing in research and development. During the six months ended June 30, 2013, we incurred $5.3 million in direct research and development costs compared to $3.7 million during the same period in 2012 and have capitalized an additional $2.9 million of costs incurred during the six months ended June 30, 2013 related to our internally developed software compared to $2.8 million during the six months ended June 30, 2012.

Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $1.6 million or 21% to $9.5 million during the six months ended June 30, 2013 from $7.8 million for the same period in 2012 due to more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment and the general increase in indirect expenses.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net revenue	$14,898	$13,312	$1,586	12%	$30,371	$26,566	$3,805	14%
Costs of revenue	9,610	9,196	414	4%	19,643	18,423	1,220	7%
Gross profit	5,288	4,116	1,172		10,728	8,143	2,585
Gross margin	35%	31%			35%	31%
Operating expenses:
Direct selling and marketing	947	767	180	23%	1,938	1,610	328	20%
Indirect	854	698	156	22%	1,853	1,514	339	22%
Income from operations	$3,487	$2,651	$836		$6,937	$5,019	1,918

Three Months Ended June 30, 2013 and 2012

Telecom segment revenue increased $1.6 million or 12% to $14.9 million during the three months ended June 30, 2013 compared to $13.3 million for the same period in 2012 due to the increase of Telecom revenue associated with our inContact portfolio customers exceeding the attrition of our Telecom only customers.  Our costs of revenue increased 4% due to the increase in revenue, but Telecom gross margin increased 4% due to increased efficiencies in call routing related to a 2011 investment in technology, which resulted in lower Telecom costs.  Selling and marketing expenses increased $180,000 or 23% during the three months ended June 30, 2013 as compared to the same period in 2012, primarily due to an increase in employees supporting Telecom product sales. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment increased $156,000 or 22% during the three months ended June 30, 2013 compared to the same period in 2012 as a result of an increase in bad debt expense estimates and a general increase in departments that indirectly support the Telecom segment.

Six Months Ended June 30, 2013 and 2012

Overall Telecom segment revenue increased $3.8 million or 14% to $30.4 million during six months ended June 30, 2013 from $26.6 million for the same period in 2012 due to the increase of Telecom revenue associated with our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased 7% due to the increase in revenue, but Telecom gross margin increased 4% due to increased efficiencies in call routing related to a 2011 investment in technology, which resulted in lower Telecom costs. Selling and marketing expenses increased $328,000 or 20% during the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to an increase in employees supporting Telecom product sales.  Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $339,000 or 22% during the six months ended June 30, 2013 compared to the same period in 2012 as a result of an increase in bad debt expense estimates and a general increase in departments that indirectly support the Telecom segment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, cash available to draw under a term loan agreement dated June 21, 2013 (“2013 Term Loan”) and available borrowings under our Revolving Credit Agreement, which expires in July 2015.  At June 30, 2013, we had $51.2 million of cash and cash equivalents. In addition to our $51.2 million of cash and cash equivalents, we have access to additional available borrowings under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements, and our 2013 Term Loan with Zions. The available borrowings under the Revolving Credit Agreement were $13.5 million at June 30, 2013, based on the maximum available advance amount calculated on the June 2013 borrowing base certificate. The available borrowings under the 2013 Term Loan at June 30, 2013 was $4.0 million. Total cash and additional availability under the Revolving Credit Agreement and 2013 Term Loan was $68.7 million at June 30, 2013.  We paid the December 31, 2012 outstanding balance of our Revolving Credit Agreement of $1.0 million in January 2013 and did not draw from the Revolving Credit Agreement during the first quarter of 2013. As such, we had no outstanding balance at June 30, 2013.

The Zion’s Revolving Credit Agreement contains certain covenants, with the most significant covenant being a requirement that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.5 million, calculated as of the last day of each calendar quarter, is required. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended June 30, 2013.

In April 2012, we entered into a Term Loan (“2012 Term Loan”) with Zions for $4.0 million to help finance the acquisition of capital assets and the continued development of our international infrastructure. In April 2013, we drew $4.0 million on the 2012 Term Loan.

Interest, will be paid monthly in arrears, commencing on May 1, 2012, and the principal will be paid in 36 equal monthly installments commencing on June 1, 2013. The interest rate under the 2012 Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

In June 2013, we entered into a term loan agreement (“2013 Term Loan”) with Zions for $4.0 million, which matures in June 2017.  We are allowed to draw on the 2013 Term Loan through June 2014 at an interest rate of 4.25% per annum above the ninety day LIBOR.  The principal would be paid in 36 equal monthly installments commencing in August 2014 and we may prepay any portion of the 2013 Term Loan without penalty or premium.  We have not drawn from the 2013 Term Loan as of June 30, 2013.  The 2013 Term Loan is collateralized by the same assets as the Revolving Credit Agreement.

We experienced a net loss of $2.9 million during the six months ended June 30, 2013.  Significant non-cash expenses affecting cash from operating activities during the six months ended June 30, 2013 were $5.3 million of depreciation and amortization and $1.5 million of stock-based compensation. An increase in receivables decreased cash used by operating activities ans was offset by cash received related to a prepayment which increased deferred revenue resulting in cash from operating activities providing $3.9 million of cash during the six months ended June 30, 2013.

In March 2013, we acquired technology for $1.9 million in cash consideration, which the Company plans to incorporate into its applications.  In April and June 2013 development earnout measures were achieved resulting in additional payments totaling $800,000.  The value of the assets acquired was recorded as in process technology and is included in capitalized software. The asset acquisition was not material to our financial position or results of operations.

We paid $528,000 of the term loan and promissory note to Zions during the six months ended June 30, 2013. The balance of our term loan and promissory note was $5.0 million at June 30, 2013, of which $2.2 million is current. We paid $951,000 of capital lease obligations during the six months ended June 30, 2013. The balance of capital lease obligations was $2.1 million at June 30, 2013, of which $1.5 million is current.

In February 2013, we amended certain terms of our reseller agreement with SEN. Under the amended agreement, SEN had the right to pay in shares of inContact Common Stock, discounted from the market price by 9%, the outstanding amounts due for the minimum commitment purchase totaling $2.7 million as of December 31, 2012.  In February 2013, we received 492,000 shares of our common stock from SEN to pay the $2.7 million of outstanding receivables at December 31, 2012.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash, our Revolving Credit Agreement and our 2013 Term Loan to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our Revolving Credit Agreement and available borrowings under our 2013 Term Loan will be sufficient to meet our cash requirements during at least the next twelve months.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made intentional and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.  Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. In July of 2013, the court issued an oral ruling on inContact’s Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College’s cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.0 million.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit and no liability has been recorded.

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 or Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 5. OTHER INFORMATION

On August 6, 2013, the board of directors increased the base salary of Mariann McDonagh, Executive Vice President and Chief Marketing Officer, to $270,000 (representing an increase of $25,000) and awarded her 25,000 shares of restricted stock to compensate her for the additional responsibilities she has undertaken at inContact. The restricted stock has voting and dividend rights, and is held by inContact in escrow until specified selling restrictions expire. The shares of restricted stock cannot be sold or transferred (except by will or by the laws of descent and distribution) until the specified restriction periods expire.  The restriction on transfer will expire for one-third of the restricted shares awarded on the next three anniversaries of the date of grant. If Ms. McDonagh’s service with inContact terminates for any reason, any shares that remain subject to the selling restrictions because the applicable restriction period has not expired are automatically reconveyed to inContact for no cash or other consideration. In the event Ms. McDonagh is entitled to receive a severance payment under the terms of the Change in Control Severance Compensation Policy adopted in August 2011, any period of restriction on transfer that has not lapsed will accelerate and lapse immediately prior to the termination of continuous service on the terms set forth in the Change in Control Severance Compensation Policy.

ITEM 6. EXHIBITS

Exhibit No.	Title of Document
10.1	inContact, Inc., 2008 Equity Incentive Plan effective as of July 1, 2008, as amended through June 12, 2013

10.2	inContact, Inc., 2005 Employee Stock Purchase Plan , as amended through June 12, 2013

10.3	First Amendment to Amended and Restated Loan Agreement, dated June 21, 2013
10.4	Promissory Term Loan Note to Zions First National Bank dated June 21, 2013
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

inContact, INC.
Date:	August 9, 2013	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer
Date:	August 9, 2013	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer