Form 10-Q
period 2013-09-30
inContact, Inc.
filed 2013-11-05
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 22, 2013
Common Stock, $0.0001 par value	55,445,606 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$47,611	$48,836
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible accounts of $1,218 and $831, respectively	18,474	18,043
Other current assets	4,418	3,278
Total current assets	70,584	70,238
Property and equipment, net	22,748	19,862
Intangible assets, net	4,135	1,156
Goodwill	6,563	4,086
Other assets	1,494	1,005
Total assets	$105,524	$96,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,611	$7,247
Accrued liabilities	5,449	5,638
Accrued commissions	2,222	1,610
Current portion of deferred revenue	2,734	1,973
Current portion of debt and capital lease obligations	3,399	2,691
Total current liabilities	22,415	19,159
Long-term portion of debt and capital lease obligations	2,623	2,859
Deferred rent	507	383
Deferred revenue	3,711	1,958
Total liabilities	29,256	24,359
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 55,123 and 52,886 shares issued and 55,123 and 52,886 outstanding as of September 30, 2013 and December 31, 2012, respectively	6	5
Additional paid-in capital	165,401	154,184
Accumulated deficit	(89,139)	(82,201)
Total stockholders’ equity	76,268	71,988
Total liabilities and stockholders’ equity	$105,524	$96,347

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS—(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenue:
Software	$17,133	$13,976	$49,490	$39,106
Telecom	15,106	13,957	45,477	40,523
Total net revenue	32,239	27,933	94,967	79,629
Costs of revenue:
Software	7,078	5,623	19,857	15,972
Telecom	9,693	9,195	29,336	27,618
Total costs of revenue	16,771	14,818	49,193	43,590
Gross profit	15,468	13,115	45,774	36,039
Operating expenses:
Selling and marketing	9,574	6,956	27,004	20,874
Research and development	3,043	2,495	8,778	6,611
General and administrative	5,239	4,341	15,095	12,484
Total operating expenses	17,856	13,792	50,877	39,969
Loss from operations	(2,388)	(677)	(5,103)	(3,930)
Other income (expense):
Interest income	—	—	—	3
Interest expense	(88)	(129)	(238)	(331)
Other expense	1	(55)	(24)	(201)
Total other expense	(87)	(184)	(262)	(529)
Loss before income taxes	(2,475)	(861)	(5,365)	(4,459)
Income tax expense	(41)	(21)	(90)	(51)
Net loss and comprehensive loss	$(2,516)	$(882)	$(5,455)	$(4,510)
Net loss per common share:
Basic and diluted	$(0.05)	$(0.02)	$(0.10)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	55,317	46,214	54,375	44,992

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2012	52,886	$5	$154,184	—	$—	$(82,201)	$71,988
Common stock received for settlement of receivables and taxes	—	—	—	(516)	(2,937)	—	(2,937)
Common stock issued for options exercised	1,825	1	5,111	430	2,459	(1,096)	6,475
Common stock issued under the employee stock purchase plan	36	—	235	19	108	(17)	326
Issuance of restricted stock	—	—	—	67	370	(370)	—
Issuance of common stock	376	—	2,910	—	—	—	2,910
Stock-based compensation	—	—	2,961	—	—	—	2,961
Net loss	—	—	—	—	—	(5,455)	(5,455)
Balance at September 30, 2013	55,123	$6	$165,401	—	$—	$(89,139)	$76,268

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows provided by operating activities:
Net loss	$(5,455)	$(4,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	4,469	3,691
Amortization of software development costs	3,475	3,035
Amortization of intangible assets	270	185
Amortization of note financing costs	14	24
Interest accretion	5	9
Stock-based compensation	2,961	1,380
Loss on disposal of property and equipment	120	200
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,162)	(2,968)
Other current assets	(1,140)	(927)
Other non-current assets	(477)	(90)
Trade accounts payable	1,137	161
Accrued liabilities	(550)	121
Accrued commissions	612	272
Other long-term liabilities	134	60
Deferred revenue	2,514	1,610
Net cash provided by operating activities	4,927	2,253
Cash flows used in investing activities:
Decrease in restricted cash	—	165
Purchase of intangible assets	—	(133)
Payments made for deposits	(12)	(23)
Acquisition of assets	(2,746)	—
Acquisition of a business	(2,700)	—
Capitalized internal use software costs	(4,583)	(4,154)
Purchases of property and equipment	(3,365)	(2,949)
Net cash used in investing activities	(13,406)	(7,094)
Cash flows provided by financing activities:
Proceeds from exercise of options	6,475	3,006
Proceeds from sale of stock under employee stock purchase plan	326	197
Proceeds from issuance of common stock	—	37,474
Offering cost payments	—	(125)
Borrowings under term loan	4,000	—
Payment of debt financing fees	(43)	(29)
Principal payments under debt and capital lease obligations	(2,504)	(2,393)
Borrowings under the revolving credit notes	—	6,000
Payments under the revolving credit notes	(1,000)	(8,500)
Net cash provided by financing activities	7,254	35,630
Net increase (decrease) in cash and cash equivalents	(1,225)	30,789
Cash and cash equivalents at beginning of period	48,836	17,724
Cash and cash equivalents at end of period	$47,611	$48,513
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$227	$93
Property and equipment and other assets financed through capital leases	$—	$1,414
Common stock received for settlement of accounts receivable and taxes	$2,937	$88
Issuance of common stock for acquisition of a business	$2,910	$—
Contingent consideration included in accrued liabilities	$145	—

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K.

Revenue Recognition

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service provided for the customer as follows:

•

inContact portfolio of services. We derive revenue from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Because customers do not have the right to take possession of the software, we consider these arrangements to be service contracts and are not within the scope of Industry Topic 985, Software. We generally bill monthly recurring subscription charges in arrears and recognize these charges in the period in which they are earned. For subscription contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangement. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. We recognize professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) as revenue over the period that services are provided. We base fees for telecommunications services in multiple element arrangements within the inContact portfolio on usage and recognize revenue in the same manner as fees for telecommunications services discussed in the following paragraph. We also include the quarterly minimum purchase commitments from a related party reseller in revenue (Note 13).

•

Telecommunications services. We derive revenue from telecommunications services, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party telecommunications providers. Our network is the backbone of our inContact portfolio and allows us to provide the all-in-one inContact solution. We derive revenue for the telecommunications usage based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. We also bill customers monthly charges in arrears and we recognize revenue for such charges over the billing period. If the billing period spans more than one month, we recognize earned but unbilled revenues as revenue for incurred usage to date.

Internal Use Software

We capitalize certain costs incurred for the development of internal use software which are included as internal use software in property and equipment in the consolidated balance sheets. These costs include the costs associated with coding, software configuration, upgrades and enhancements that are incurred during the application development stage.

NOTE 2. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

Subsequent to the issuance of our third quarter 2012 Condensed Consolidated Financial Statements, we determined that errors existed in our previously issued Condensed Consolidated Financial Statements. As a result, the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss and Cash Flows for the three and nine months ended September 30, 2012, included in this Condensed Consolidated Financial Statements, have been restated to correct for such errors, as described below.

Management’s decision to restate the aforementioned financial statements was made as a result of the identification of billing errors related to the accounting for amounts of Federal Universal Service Fund (“USF”) surcharges recovered in excess of amounts allowed under Federal Communications Commission (“FCC”) rules.

The principal effect of the restatement adjustment decreased our net loss by $71,000 for the three months ended September 30, 2012 and increased our net loss by $123,000 for the nine months ended September 30, 2012. Additionally, the restatement adjustment affect the Telecom segment revenue by the same amounts and increased accrued liabilities by $123,000 for the nine months ended September 30, 2012. Management has concluded that these corrections are immaterial.

The impact of the restatement adjustments on specific line items on our previously issued Condensed Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three and nine months ended September 30, 2012, are presented below (in thousands, except per share amounts):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Statements of Operations and Comprehensive Loss Items:
Telecom net revenue	$13,886	$71	$13,957	$40,646	$(123)	$40,523
Total net revenue	27,862	71	27,933	79,752	(123)	79,629
Gross profit	13,044	71	13,115	36,162	(123)	36,039
Loss from operations	(748)	71	(677)	(3,807)	(123)	(3,930)
Loss before income taxes	(932)	71	(861)	(4,336)	(123)	(4,459)
Net loss and comprehensive loss	$(953)	$71	$(882)	$(4,387)	$(123)	$(4,510)
Net loss per common share:
Basic and diluted	$(0.02)	$—	$(0.02)	$(0.10)	$—	$(0.10)

	Nine Months Ended September 30, 2012
	As Previously Reported	Restatement Adjustments	As Restated
Statements of Cash Flows Items:
Net loss	$(4,387)	$(123)	$(4,510)
Changes in operating assets and liabilities:
Accrued liabilities	$(2)	$123	$121

NOTE 3. ASSET ACQUISITION

In March 2013, we acquired technology for $1.9 million in cash, which we plan to use to add mobile and social features in our existing applications. In April and June 2013, development earnout measures were achieved resulting in additional payments totaling $800,000.  The value of the assets acquired was recorded as in process technology and is included in internal use software.

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

As a result of incurring a net loss for the three and nine months ended September 30, 2013 and 2012, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 3.4 million and 4.5 million shares of common stock at September 30, 2013 and 2012, respectively.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the term loans approximates fair value as the interest rates are based on market value.

NOTE 6. ACQUISITION OF A BUSINESS

In December 2012, we entered into an agreement with Transcend Products LLC (“Transcend”) pertaining to the potential acquisition of Transcend to provide enhanced functionality for our existing service offerings.  The option to purchase Transcend was exercised and the purchase closed in July 2013 for $2.7 million in cash and 376,459 shares of our common stock valued at $2.9 million, which was discount from $3.0 million in the purchase agreement for the lack of marketability.  Furthermore, if the acquisition generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million in cash or shares of our common stock.  At September 30, 2013, this contingent liability has been recorded in accrued liabilities at its fair market value of $145,000 and has been included as part of the purchase consideration.

The purchase price allocations for our acquisition of Transcend Products were prepared by the Company’s management utilizing a valuation report, which was prepared in accordance with the provisions of ASC 805 Business Combination, and other tools available to the Company, including conversations with Transcend’s management and projections of revenues and expenses. The fair values of the intangible assets were determined primarily using the income approach and the discount rates range from 13.4% to 16.4%.  The total purchase price, which includes the contingent consideration liability above, was preliminarily allocated as follows (in thousands):

July 2, 2013
Property and equipment, net	$29
Intangible assets, net	3,249
Goodwill	2,477
Total assets acquired	$5,755

In connection with the acquisition, we incurred professional fees of $23,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the Condensed Consolidated Statements of Operations.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to buyer synergies and assembled workforce. All of the goodwill was assigned to the software segment.

Intangible assets acquired resulting from the acquisition include customer relationships, patents and technology, which are amortized on a straight-line basis. The following sets forth the intangible assets purchased as part of the Transcend acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	September 30, 2013
	Gross assets	Accumulated amortization	Intangible assets, net	Economic Useful Life (in years)
Customer relationships	$168	$(12)	$156	3.5
Patents	2,168	(54)	2,114	10.0
Technology	913	(46)	867	5.0
Total intangibles	$3,249	$(112)	$3,137

NOTE 7. INTANGIBLES

Intangible assets consisted of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross assets	Accumulated amortization	Intangible assets, net	Gross assets	Accumulated amortization	Intangible assets, net
Customer lists acquired	$16,663	$(16,328)	$335	$16,495	$(16,276)	$219
Technology and patents	13,312	(10,229)	3,083	10,231	(10,070)	161
Trade names and trade marks	1,194	(531)	663	1,194	(472)	722
Domain name	54	—	54	54	—	54
Total intangibles	$31,223	$(27,088)	$4,135	$27,974	$(26,818)	$1,156

We recorded amortization expense as follows (in thousands):

Three months ended September 30,		Nine months ended September 30,
2013	2012	2013	2012
$165	$52	$270	$185

Based on the recorded intangibles at September 30, 2013, estimated amortization expense is expected to be $164,000 during the remainder of 2013, $658,000 in 2014, $635,000 in 2015, $533,000 in 2016, $483,000 in 2017 and $1.6 million thereafter.

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and other compensation	$2,747	$3,061
Excess recovery reserve	1,318	1,818
Accrued vendor charges	407	259
Other	977	500
Total accrued liabilities	$5,449	$5,638

NOTE 9. DEBT AND CAPITAL LEASE OBLIGATIONS

Revolving Credit

During the three and nine months ended September 30, 2013, we paid zero and $1.0 million, respectively, on our revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”) and did not draw from the Revolving Credit Agreement. We had no outstanding balance on our Revolving Credit Agreement at September 30, 2013.

The Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in April 2012. As of September 30, 2013, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.5 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at September 30, 2013.

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

Promissory Note

During the three and nine months ended September 30, 2013, we paid $208,000 and $625,000, respectively, of the promissory note payable (“Promissory Note”) to Zions.  The Promissory Note balance was $903,000 at September 30, 2013.

Term Loan

In April 2012, we entered into a term loan agreement (“2012 Term Loan”) with Zions for $4.0 million, which matures in May 2016. We drew $4.0 million on the 2012 Term Loan in April 2013. Interest is paid monthly in arrears and the principal will be paid in 36 equal monthly installments commencing in September 2013. The interest rate under the 2012 Term Loan is 4.5% per annum above the ninety day London InterBank Offered Rate (“LIBOR”) rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

In June 2013, we also entered into a term loan agreement (“2013 Term Loan”) with Zions for $4.0 million, which matures in June 2017.  We are allowed to draw on the 2013 Term Loan through June 2014 and the interest rate is 4.25% per annum above the ninety day LIBOR.  The principal will be paid in 36 equal monthly installments commencing in August 2014 and we may prepay any portion of the 2013 Term Loan without penalty or premium.  The 2013 Term Loan is collateralized by the same assets as the Revolving Credit Agreement.  We have not drawn from the 2013 Term Loan as of September 30, 2013.

During the three and nine months ended September 30, 2013, we paid $333,000 and $444,000, respectively, of the term loans to Zions. The term loans balance was $3.6 million at September 30, 2013.

Capital Leases

During the three and nine months ended September 30, 2013, we paid $485,000 and $1.4 million, respectively, of capital lease obligations. The balance of the capital lease obligations was $1.6 million at September 30, 2013.

NOTE 10. CAPITAL TRANSACTIONS

We received 492,000 shares of our common stock for the settlement of $2.7 million in receivables from a related party reseller (Note 13), which was included in treasury stock at cost. We received 24,000 shares of our common stock for the settlement of $206,000 in payroll taxes.

We received proceeds of $6.5 million from the exercise of 2.3 million options, of which 430,000 were issued from treasury stock, during the nine months ended September 30, 2013. We issued 55,000 shares of common stock, of which 19,000 shares were issued from treasury stock, for proceeds of $326,000 under the employee stock purchase plan during the nine month period ended September 30, 2013.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In May 2009, we were served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) we made intentional and/or negligent misrepresentations in connection with the sale of our services from Insidesales.com, Inc., another defendant in the lawsuit, (2) that we breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of the Company interfered with prospective economic business relations of California College with respect to enrolling students. California College is seeking damages, in an amount to be proven at trial, in excess of $20.0 million. Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and us. Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice. In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential. In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. In September 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.0 million.  We have denied all of the substantive allegations of the complaint and cross-claim and intends to defend the claims vigorously. Management believes the claims against inContact are without merit and no liability has been recorded.

We are the subject of certain other legal matters considered incidental to our business activities. It is the opinion of management that the ultimate disposition of these matters will not have a material impact on our financial position, liquidity or results of operations.

NOTE 12. STOCK-BASED COMPENSATION

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

We record stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock units and employee stock purchase plan) to the same departments where cash compensation is recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Costs of revenue	$123	$68	$375	$276
Selling and marketing	266	138	724	308
Research and development	585	122	855	357
General and administrative	476	202	1,007	439
Total stock-based compensation expense	$1,450	$530	$2,961	$1,380

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

The grant date fair value of the restricted stock and restricted stock unit awards is calculated using the closing market price of the Company’s common stock on the grant date, with the compensation expense amortized over the vesting period of the restricted stock awards, net of estimated forfeitures.

We estimate the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions as follows:

	Nine months ended September 30,
	2013	2012
Dividend yield	None	None
Volatility	52%	70%
Risk-free interest rate	0.82%	0.53%
Expected life (years)	4.0	4.2

During the nine months ended September 30, 2013, we granted 329,000 stock options with exercise prices ranging from $4.83 to $9.09 and a weighted-average fair value of $3.07 and 231,000 restricted stock awards with a weighted-average fair value of $8.21. During the nine months ended September 30, 2012, we granted 461,000 stock options with exercise prices ranging from $4.44 to $6.66 and a weighted-average fair value of $2.72.

In July 2013, we granted 49,000 restricted stock units valued at $390,000 to Board and Board Committee Members as part of their annual compensation for their service.  In July 2012, we granted 52,000 restricted stock units valued at $280,000 as part of their annual compensation of Board and Board Committee service.

As of September 30, 2013, there was $2.9 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 0.8 years.

NOTE 13. RELATED PARTY TRANSACTIONS

On February 13, 2013, we amended the Unify, Inc. (“Unify”) (formerly Siemens Enterprise Communications) reseller agreement which modified Unify’s minimum purchase commitments to be $4.5 million for 2012, $7.0 million for 2013 and extended the minimum purchase commitment obligation into 2014 in the amount of up to $5.0 million, which may be credited up to $1.0 million in 2014 in consideration for up to a $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions.  Under the amendment Unify relinquished exclusivity in Europe, the Middle East and Asia (“EMEA”). Additionally, sales made by other resellers and inContact in EMEA will go toward satisfying Unify’s minimum purchase commitment obligation.

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market.  Accordingly, future payments by Unify under the reseller agreement will be in cash.  In that regard, Unify paid to inContact a total of $3.5 million in May 2013, which will be applied to future minimum commitment payment obligations of Unify under the reseller agreement.  Of the $3.5 million, $1.7 million was applied to the receivable related to the March 31, 2013 minimum commitment, $583,000 to the receivable related to the June 30, 2013 minimum commitment and $583,000 to the receivable related to the September 30, 2013 minimum commitment. The remaining future minimum commitment payment obligation were paid by Unify in cash.

Under this arrangement, we recognized software revenue of $1.7 million and $5.1 million during the three and nine months ended September 30, 2013 and $1.2 million and $3.0 million during three and nine months ended September 30, 2012, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments.

As of September 30, 2013, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, we believe that resold recurring software revenue will not meet the final quarterly minimum purchase commitment of $1.5 million in the third quarter of 2014.

We paid the Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the nine months ended September 30, 2013 and 2012 for consulting, marketing and capital raising activities. We owed the Chairman $7,000 at September 30, 2013 and December 31, 2012.

NOTE 14. SEGMENTS

We operate under two business segments: Software and Telecom. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees, and revenue related to quarterly minimum purchase commitments, from a related party reseller (Note 13). The Telecom segment includes all voice and data long distance services provided to customers.

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

Operating segment revenues and profitability for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$17,133	$15,106	$32,239	$13,976	$13,957	$27,933
Costs of revenue	7,078	9,693	16,771	5,623	9,195	14,818
Gross profit	10,055	5,413	15,468	8,353	4,762	13,115
Gross margin	59%	36%	48%	60%	34%	47%
Operating expenses:
Direct selling and marketing	8,227	847	9,074	5,807	744	6,551
Direct research and development	2,790	—	2,790	2,252	—	2,252
Indirect	5,256	736	5,992	4,301	688	4,989
Total operating expenses	16,273	1,583	17,856	12,360	1,432	13,792
(Loss) income from operations	$(6,218)	$3,830	$(2,388)	$(4,007)	$3,330	$(677)

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Software	Telecom	Consolidated	Software	Telecom	Consolidated
Net revenue	$49,490	$45,477	$94,967	$39,106	$40,523	$79,629
Costs of revenue	19,857	29,336	49,193	15,972	27,618	43,590
Gross profit	29,633	16,141	45,774	23,134	12,905	36,039
Gross margin	60%	35%	48%	59%	32%	45%
Operating expenses:
Direct selling and marketing	22,750	2,786	25,536	17,330	2,354	19,684
Direct research and development	8,043	—	8,043	5,954	—	5,954
Indirect	14,709	2,589	17,298	12,129	2,202	14,331
Total operating expenses	45,502	5,375	50,877	35,413	4,556	39,969
(Loss) income from operations	$(15,869)	$10,766	$(5,103)	$(12,279)	$8,349	$(3,930)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DEVELOPMENTS

In 2011, we entered into a reseller agreement for our cloud contact center software solutions with Unify, Inc. (“Unify”) (formerly Siemens Enterprise Communications). During 2012, Unify resold substantially fewer software services than it had originally anticipated. In February 2013, we amended certain provisions of our reseller agreement with Unify, allowing Unify more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to a $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions.  Under the amendment, Unify relinquished exclusivity in Europe, the Middle East and Asia (“EMEA”). Additionally, sales made by other resellers in EMEA will go toward satisfying Unify’s minimum purchase commitment obligation.

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market. Accordingly, future payments by Unify under the reseller agreement will be in cash. In that regard, Unify paid to inContact a total of $3.5 million in May 2013, which will be applied to future minimum commitment payment obligations of Unify under the reseller agreement.  Of the $3.5 million, $1.7 million was applied to the receivable related to the March 31, 2013 minimum commitment, $583,000 to the receivable related to the June 30, 2013 minimum commitment, and $583,000 to the receivable related to the September 30, 2013 minimum commitment.

As of September 30, 2013, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, we believe that resold recurring software revenue will not meet the final quarterly minimum purchase commitment of $1.5 million in the third quarter of 2014.

Our primary financial objective is to generate recurring cloud software revenue from sustainable sources by investing in various cloud software growth initiatives, as we believe we are in the early stages of a large, long-term market. We continue to invest in sales and marketing initiatives, which resulted in our largest quarterly sales and marketing expenditures of $9.6 million during the third quarter of 2013.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and 2012

The MD&A gives effect to the restatement of prior period Condensed Consolidated Financial Statements referred to in Note 2 – “Restatement of Prior Year Financial Statements” to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

The following is a tabular presentation of our condensed consolidated operating results for the three months ended September 30, 2013 compared to our condensed consolidated operating results for the three months ended September 30, 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Net revenue	$32,239	$27,933	$4,306	15%
Costs of revenue	16,771	14,818	1,953	13%
Gross profit	15,468	13,115	2,353
Gross margin	48%	47%
Operating expenses:
Selling and marketing	9,574	6,956	2,618	38%
Research and development	3,043	2,495	548	22%
General and administrative	5,239	4,341	898	21%
Total operating expenses	17,856	13,792	4,064
Loss from operations	(2,388)	(677)	1,711
Other expense	(87)	(184)	97
Loss before income taxes	(2,475)	(861)	1,614
Income tax expense	(41)	(21)	(20)
Net loss	$(2,516)	$(882)	$1,634

Revenue

Total revenues increased $4.3 million or 15% to $32.2 million during the three months ended September 30, 2013 compared to revenues of $27.9 million during the same period in 2012. The increase relates to an increase of $3.2 million in Software segment revenue and is primarily a result of the selling and marketing efforts we have undertaken to create brand awareness and lead generation opportunities and revenue related to minimum purchase commitments from a reseller.  Telecom segment revenue increased $1.1 million as the increase of Telecom revenue associated with our inContact portfolio customers exceeded the attrition of our Telecom only customers.

We recognized $1.7 million of software revenue during the three months ended September 30, 2013 compared to $1.3 million during the same period in 2012, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire in the third quarter of 2014.  As of September 30, 2013, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, we believe revenue from resold software services will not meet the minimum purchase commitment in the third quarter of 2014.  Therefore, we anticipate a reduction in software revenue from that reseller beginning in the fourth quarter of 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment in the third quarter of 2014.

During 2012 and the first three quarters of 2013, the amount of software services resold by Unify was substantially less than Unify’s minimum purchase commitment.  In February 2013, we amended certain provisions of our reseller agreement with Unify, allowing Unify more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments.  No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to a $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions.  Under the amendment Unify relinquished exclusivity in Europe, the Middle East and Asia (“EMEA”). Additionally, sales made by other resellers in EMEA will go toward satisfying Unify’s minimum purchase commitment obligation.

Costs of revenue and gross margin

Costs of revenue increased $2.0 million or 13% to $16.8 million during the three months ended September 30, 2013 compared to $14.8 million for the same period in 2012. Our gross margin increased one percentage point to 48% during the three months ended September 30, 2013 from 47% during the three months ended September 30, 2012 and is due to lower Telecom costs due to increased efficiencies in call routing related to an investment in technology and lower negotiated direct costs. These lower costs were offset by increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, increased network operations personnel costs incurred to manage infrastructure investments and expansion made both domestically and internationally and amortization of intangibles purchased as a part of the Transcend acquisition.

Selling and marketing

Selling and marketing expenses increased $2.6 million or 38% to $9.6 million during the three months ended September 30, 2013 from $7.0 million for the same period in 2012. This increase is primarily a result of headcount additions for direct and channel sales employees, increased commissions as a result of increased revenue, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development

Research and development expense increased $548,000 or 22% to $3.0 million during the three months ended September 30, 2013 from $2.5 million during the same period in 2012. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $898,000 or 21% to $5.2 million during the three months ended September 30, 2013 compared to $4.3 million during the same period in 2012. The increase is primarily due to increased costs incurred to support our domestic and international business expansion.

Other expense

Other expense decreased $97,000 to $87,000 during the three months ended September 30, 2013 from $184,000 for the same period in 2012.  The difference is primarily due to a decrease in the amount interest expense in the third quarter of 2013 compared to the same period in 2012 related to a lower average balance on our revolving credit agreement.

Income taxes

Income taxes, which consist of various state income taxes and foreign taxes, remained consistent for the three months ended September 30, 2013 compared to the same period in 2012.

Nine Months Ended September 30, 2013 and 2012

The following is a tabular presentation of our condensed consolidated operating results for the nine months ended September 30, 2013 compared to our condensed consolidated operating results for the nine months ended September 30, 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Net revenue	$94,967	$79,629	$15,338	19%
Costs of revenue	49,193	43,590	5,603	13%
Gross profit	45,774	36,039	9,735
Gross margin	48%	45%
Operating expenses:
Selling and marketing	27,004	20,874	6,103	29%
Research and development	8,778	6,611	2,167	33%
General and administrative	15,095	12,484	2,611	21%
Total operating expenses	50,877	39,969	10,908
Loss from operations	(5,103)	(3,930)	(1,173)
Other expense	(262)	(529)	267
Loss before income taxes	(5,365)	(4,459)	(906)
Income tax expense	(90)	(51)	(39)
Net loss	$(5,455)	$(4,510)	$(945)

Revenue

Total revenues increased $15.3 million or 19% to $95.0 million during the nine months ended September 30, 2013 compared to revenues of $79.6 million for the same period in 2012. The increase relates to an increase of $10.4 million in Software segment revenue and is primarily a result of the selling and marketing efforts we have undertaken to create brand awareness and lead generation opportunities and revenue related to minimum purchase commitments from a reseller. Telecom segment revenue increased $5.0 million as the increase of Telecom revenue associated with our inContact portfolio customers exceeded the attrition of our Telecom only customers.

We recognized $5.1 million of software revenue during the nine months ended September 30, 2013 compared to $3.0 million during the same period in 2012, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire in the third quarter of 2014. As of September 30, 2013, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, we believe revenue from resold software services will not meet the minimum purchase commitment in the third quarter of 2014. Therefore, we anticipate a reduction in software revenue from that reseller beginning in the fourth quarter of 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment in the third quarter of 2014.During 2012 and the first three quarters of 2013, the amount of software services resold in EMEA was substantially less than Unify’s minimum purchase commitment.  In February 2013, we amended certain provisions of our reseller agreement with Unify, allowing Unify more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments.  No assurances can be given that the plan will be fully implemented or be successful. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to a $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions.  Under the amendment Unify relinquished exclusivity in EMEA. Additionally, sales made by other resellers in EMEA will go toward satisfying Unify’s minimum purchase commitment obligation.

Costs of revenue and gross margin

Costs of revenue increased $5.6 million or 13% to $49.2 million during the nine months ended September 30, 2013 compared to $43.6 million for the same period in 2012. Our gross margin increased three percentage points to 48% during the nine months ended September 30, 2013 from 45% during the nine months ended September 30, 2012. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, increased network operations personnel costs incurred to manage infrastructure investments and expansion made both domestically and internationally.

In addition, lower Telecom costs due to increased efficiencies in call routing related to an investment in technology and lower negotiated direct costs contributed to the gross margin increase.

Selling and marketing

Selling and marketing expense increased $6.1 million or 29% to $27.0 million during the nine months ended September 30, 2013 from $20.9 million for the same period in 2012. This increase is primarily a result of headcount additions for direct and channel sales employees, increased commissions as a result of increased revenue, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development

Research and development expense increased $2.2 million or 33% to $8.8 million during the nine months ended September 30, 2013 from $6.6 million for the same period in 2012. The increase primarily relates to headcount additions to support our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $2.6 million or 21% to $15.1 million during the nine months ended September 30, 2013 compared to $12.5 million for the same period in 2012. The increase is primarily due to increased personnel costs and costs incurred to support our business expansion.

Other expense

Other expense decreased $267,000 to $262,000 during the nine months ended September 30, 2013 from $529,000 for the same period in 2012.  The difference is primarily due to a decrease in the amount interest expense in the third quarter of 2013 compared to the same period in 2012 related to a lower average balance on our revolving credit agreement.

Income taxes

Income taxes, which consist of minimum state income taxes due, remained consistent for the nine months ended September 30, 2013 compared to the same period in 2012.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net revenue	$17,133	$13,976	$3,157	23%	$49,490	$39,106	$10,384	27%
Costs of revenue	7,078	5,623	1,455	26%	19,857	15,972	3,885	24%
Gross profit	10,055	8,353	1,702		29,633	23,134	6,499
Gross margin	59%	60%			60%	59%
Operating expenses:
Direct selling and marketing	8,227	5,807	2,420	42%	22,750	17,330	5,420	31%
Direct research and development	2,790	2,252	538	24%	8,043	5,954	2,089	35%
Indirect	5,256	4,301	955	22%	14,709	12,129	2,580	21%
Loss from operations	$(6,218)	$(4,007)	(2,211)		$(15,869)	$(12,279)	(3,590)

Three Months Ended September 30, 2013 and 2012

The Software segment revenue increased by $3.2 million or 23% to $17.1 million during the three months ended September 30, 2013 from $14.0 million for the same period in 2012.  The increase is primarily a result of the selling and marketing efforts we have undertaken to create brand awareness and lead generation opportunities and revenue related to minimum purchase commitments from a reseller.

We recognized $1.7 million of software revenue during the three months ended September 30, 2013 compared to $1.2 million during the same period in 2012, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

Gross margin decreased 1 percentage points to 59% for the three months ended September 30, 2013 compared to 60% for the same period in 2012. This decrease is largely a result of increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, increased network operations personnel costs incurred to manage infrastructure investments and expansion made both domestically and internationally  and amortization of intangibles purchased as a part of the Transcend acquisition.

Direct selling and marketing expenses in the Software segment increased $2.4 million or 42% to $8.2 million during the three months ended September 30, 2013 compared to $5.8 million for the same period in 2012. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development.  During the three months ended September 30, 2013, we incurred $2.8 million in direct research and development costs compared to $2.3 million for the same period in 2012 and have capitalized an additional $1.7 million of costs incurred during the three months ended September 30, 2013 related to our internally developed software compared to $1.4 million for the same period in 2012.

Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $955,000 or 22% to $5.3 million during the three months ended September 30, 2013 from $4.3 million for the same period in 2012 due to more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment and the general increase in indirect expenses.

Nine Months Ended September 30, 2013 and 2012

The Software segment revenue increased by $10.4 million or 27% to $49.5 million during the nine months ended September 30, 2013 from $39.1 million for the same period in 2012. The increase is primarily a result of the selling and marketing efforts we have undertaken to create brand awareness and lead generation opportunities and revenue related to minimum purchase commitments from a reseller.

We recognized $5.1 million of software revenue during the nine months ended September 30, 2013 compared to $3.0 million during the same period in 2012, under our reseller agreement with Unify, which principally represent revenue from  Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

Gross margin increased 1 percentage point to 60% in nine months ended September 30, 2013 compared to 59% for the same period in 2012.  The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, increased network operations personnel costs incurred to manage infrastructure investments and expansion made both domestically and internationally.

Direct selling and marketing expenses in the Software segment increased $5.4 million or 31% to $22.8 million during the nine months ended September 30, 2013 compared to $17.3 million for the same period in 2012. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the services provided in the Software segment by investing in research and development. During the nine months ended September 30, 2013, we incurred $8.0 million in direct research and development costs compared to $5.9 million during the same period in 2012 and have capitalized an additional $4.6 million of costs incurred during the nine months ended September 30, 2013 related to our internally developed software compared to $4.2 million during the nine months ended September 30, 2012.

Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $2.6 million or 21% to $14.7 million during the nine months ended September 30, 2013 from $12.1 million for the same period in 2012 due to more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Telecom segment to the Software segment and the general increase in indirect expenses.

Telecom Segment Results

The following is a tabular presentation and comparison of our Telecom segment condensed consolidated operating results for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net revenue	$15,106	$13,957	$1,149	8%	$45,477	$40,523	$4,954	12%
Costs of revenue	9,693	9,195	498	5%	29,336	27,618	1,718	6%
Gross profit	5,413	4,762	651		16,141	12,905	3,236
Gross margin	36%	34%			35%	32%
Operating expenses:
Direct selling and marketing	847	744	103	14%	2,786	2,354	432	18%
Indirect	736	688	48	7%	2,589	2,202	387	18%
Income from operations	$3,830	$3,330	$500		$10,766	$8,349	2,417

Three Months Ended September 30, 2013 and 2012

Telecom segment revenue increased $1.1 million or 8% to $15.1 million during the three months ended September 30, 2013 compared to $14.0 million for the same period in 2012 due to the increase of Telecom revenue associated with our inContact portfolio customers exceeding the attrition of our Telecom only customers.  Our costs of revenue increased 5% due to the increase in revenue and Telecom gross margin increased 2% due to increased efficiencies in call routing related to a 2011 investment in technology, which resulted in lower Telecom costs.  Selling and marketing expenses increased $103,000 or 14% during the three months ended September 30, 2013 as compared to the same period in 2012, primarily due to an increase in employees supporting Telecom product sales. Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment increased $48,000 or 7% during the three months ended September 30, 2013 compared to the same period in 2012 as a result of an increase in compliance related activities.

Nine Months Ended September 30, 2013 and 2012

Overall Telecom segment revenue increased $5.0 million or 12% to $45.5 million during nine months ended September 30, 2013 from $40.5 million for the same period in 2012 due to the increase of Telecom revenue associated with our inContact portfolio customers exceeding the attrition of our Telecom only customers. Our costs of revenue increased 6% due to the increase in revenue and Telecom gross margin increased 3% due to increased efficiencies in call routing related to a 2011 investment in technology, which resulted in lower Telecom costs. Selling and marketing expenses increased $432,000 or 18% during the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to an increase in employees supporting Telecom product sales.  Indirect expenses, which consist of overhead, such as compensation, rent, utilities and depreciation on property and equipment, increased $387,000 or 18% during the nine months ended September 30, 2013 compared to the same period in 2012 as a result of an increase in compliance related activities.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, cash available to draw under a term loan agreement dated June 21, 2013 (“2013 Term Loan”) and available borrowings under our Revolving Credit Agreement, which expires in July 2015.  At September 30, 2013, we had $47.6 million of cash and cash equivalents. In addition to our $47.6 million of cash and cash equivalents, we have access to additional available borrowings under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements, and our 2013 Term Loan with Zions. The available borrowings under the Revolving Credit Agreement were $14.8 million at September 30, 2013, based on the maximum available advance amount calculated on the September 2013 borrowing base certificate. The available borrowings under the 2013 Term Loan at September 30, 2013 was $4.0 million. Total cash and additional availability under the Revolving Credit Agreement and 2013 Term Loan was $66.4 million at September 30, 2013.  We paid the December 31, 2012 outstanding balance of our Revolving Credit Agreement of $1.0 million in January 2013 and did not draw from the Revolving Credit Agreement during 2013. As such, we had no outstanding balance at September 30, 2013.

The Zion’s Revolving Credit Agreement contains certain covenants, with the most significant covenant being a requirement that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.5 million, calculated as of the last day of each calendar quarter, is required. We were in compliance with all financial covenants related to the Revolving Credit Agreement for the period ended September 30, 2013.

In April 2012, we entered into a Term Loan (“2012 Term Loan”) with Zions for $4.0 million to help finance the acquisition of capital assets and the continued development of our international infrastructure. In April 2013, we drew $4.0 million on the 2012 Term Loan.  Interest is paid monthly in arrears and commenced on May 1, 2013, and the principal will be paid in 36 equal monthly installments and commenced on June 1, 2013. The interest rate under the 2012 Term Loan is 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

In June 2013, we entered into a term loan agreement (“2013 Term Loan”) with Zions for $4.0 million, which matures in June 2017.  We are allowed to draw on the 2013 Term Loan through June 2014 at an interest rate of 4.25% per annum above the ninety day LIBOR.  The principal would be paid in 36 equal monthly installments commencing in August 2014 and we may prepay any portion of the 2013 Term Loan without penalty or premium.  We have not drawn from the 2013 Term Loan as of September 30, 2013.  The 2013 Term Loan is collateralized by the same assets as the Revolving Credit Agreement.

We experienced a net loss of $5.5 million during the nine months ended September 30, 2013.  Significant non-cash expenses affecting cash from operating activities during the nine months ended September 30, 2013 were $8.2 million of depreciation and amortization and $3.0 million of stock-based compensation. An increase in receivables decreased cash provided by operating activities and was partially offset by cash received related to a prepayment which increased deferred revenue resulting in cash from operating activities providing $4.9 million during the nine months ended September 30, 2013.

In March 2013, we acquired technology for $1.9 million in cash consideration, which the Company plans to incorporate into its applications.  In April and June 2013, development earnout measures were achieved resulting in additional payments totaling $800,000.  The value of the assets acquired was recorded as in process technology and is included in capitalized software. The asset acquisition was not material to our financial position or results of operations.

In December 2012, we entered into an agreement with Transcend Products LLC (“Transcend”) pertaining to the potential acquisition of Transcend to provide enhanced functionality for our existing service offerings.  The option to purchase Transcend was exercised and the purchase closed in July 2013 for $2.7 million in cash and 376,459 shares of our common stock.  Furthermore, if the acquisition generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million in cash or shares of our common stock.

We paid $1.1 million of the term loan and promissory note to Zions during the nine months ended September 30, 2013. The balance of our term loan and promissory note was $4.5 million at September 30, 2013, of which $2.1 million is current. We paid $1.4 million of capital lease obligations during the nine months ended September 30, 2013. The balance of capital lease obligations was $1.6 million at September 30, 2013, of which $1.3 million is current.

In February 2013, we amended certain terms of our reseller agreement with Unify. Under the amended agreement, Unify had the right to pay in shares of inContact Common Stock, discounted from the market price by 9%, the outstanding amounts due for the minimum commitment purchase totaling $2.7 million as of December 31, 2012.  In February 2013, we received 492,000 shares of our common stock from Unify to pay the $2.7 million of outstanding receivables at December 31, 2012.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made intentional and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and the contract between California College and Insidesales.com by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.  Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.0 million.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit and no liability has been recorded.

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 or Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

In December 2012, we entered into an agreement with Transcend Products LLC (“Transcend”) pertaining to the potential acquisition of Transcend to provide enhanced functionality for our existing service offerings.  The option to purchase Transcend was exercised and the purchase closed in July 2013 for $2.7 million in cash and 376,459 shares of our common stock valued at $2.9 million, which was discount from $3.0 million in the purchase agreement for the lack of marketability.  Furthermore, if the acquisition generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million in cash or shares of our common stock.  The number of shares issued was determined by dividing $3,000,000 by $7.969, which is an average closing sale prices per share reported on the NASDAQ Capital Market over a period of 10 consecutive trading days ending two business days prior to the closing. The shares were issued in reliance on the exemption from registration set forth in Sections 3(b) or 4(a)(2) of the Securities Act of 1933, as amended, and the rules adopted thereunder as part of Regulation D.

Repurchases of Securities

Stock repurchases for the three months ended September 30, 2013, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publically announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
July 1 – 31, 2013 (1)	24	$8.43	—	—
August 1 – 31, 2013	—	—	—	—
September 1 – 30, 2013	—	—	—	—
Total shares repurchased	24	$8.43	—	—

(1)

In July 2013, we received 24,000 shares of our common stock from an employee for the settlement of the employee’s payroll tax obligation of $206,000 associated with the lapsing of the selling restriction of a restricted stock award.

ITEM 6. EXHIBITS

Exhibit No.	Title of Document

4.1	Registration Rights granted by inContact, Inc., to Transcend Products, LLC, on July 2, 2013*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This document was filed as an exhibit to the Registration Statement on Form S-3, File No. 333-190518, initially filed by inContact with the Securities and Exchange Commission on August 9, 2013, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.
Date:	November 5, 2013	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer
Date:	November 5, 2013	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer