Form 10-K
period 2013-12-31
inContact, Inc.
filed 2014-03-07
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $409,131,256.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of February 20, 2014 was 55,863,802.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2013. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this annual report on Form 10-K contains forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

—	The highly competitive and evolving nature of the industry in which we compete;
—	Rapid technological changes;
—	Failure by us to implement our strategies;
—	Our ability to keep pace with changing customer needs;
—	Financial difficulties experienced by any of our top customers;
—	Our debt and debt service requirements that restrict our operating and financial flexibility, and impose interest and financing costs;
—	Our ability to attract and retain key personnel;
—	The effects of government regulation;
—	Claims of patent infringement by us or against us;
—	General economic conditions; and
—	Possible terrorist attacks and ongoing military action throughout the world.

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

Overview

What We Do

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) began in 1997 as a reseller of network connectivity (formerly telecommunications) services and has evolved to become a leading provider of cloud contact center software solutions. We help contact centers around the world create effective customer experiences through our powerful portfolio of cloud contact center call routing, self-service and agent optimization solutions. The Company’s cloud software solutions and services enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction, and ensure ongoing customer-centric business improvement and growth.

We began offering cloud software solutions to the contact center market in 2005. Our dynamic technology platform provides our customers a pay-as-you-go solution without the costs and complexities of premise-based systems. Our proven cloud delivery model provides compelling total cost of ownership savings over premise-based technology by reducing upfront capital expenditures, eliminating the expense of system management and maintenance fees, while providing agility that enables businesses to scale their technology as they grow.

We operate under two business segments: Software and Network connectivity. The Software segment includes all services related to the delivery of our cloud contact center software solutions. The Network connectivity segment includes all voice and data long distance services provided to customers. Software segment revenue was 53% of total revenue in 2013, 50% in 2012, and 45% in 2011. Please see the financial information on our segments presented in Part IV, Item 15 “Financial Statements” – Note 16 – “Segments.”

Business Developments

In 2011, we entered into reseller agreements for our cloud contact center software solutions. including minimum revenue purchase commitments. with Unify, Inc. (“Unify”) (formerly Siemens Enterprise Communications). During 2013, Unify resold substantially fewer software services than it had originally anticipated. In February 2013, we amended certain provisions of our reseller agreement with Unify, allowing Unify more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions.

As of December 31, 2013, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, we believe that resold recurring software revenue will not meet the final quarterly minimum purchase commitment of $1.5 million in the third quarter of 2014.

To provide additional funding for our cloud software growth initiatives and infrastructure investment, we raised $37.3 million in a Common Stock offering in September 2012, and drew $4.0 million in April 2013 and $3.0 million in December 2013 from term loans with Zions First National Bank (“Zions”).

Products and Services

The inContact Cloud Portfolio

The inContact portfolio consists of the following integrated software solutions:

—

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

—

inContact CTI™: Computer Telephony Integration (“CTI”) leverages the customer database to deliver a caller experience based on data relevant to the caller. inContact CTI integrates with customer data servers to provide agents with pre-

populated customer data that reduce contact handling times. The inContact CTI can also link Interactive Voice Response applications with transaction databases, enabling caller self-service and reducing the need for agents where appropriate.

—

inContact IVR™: inContact Interactive Voice Response (“IVR”) is a robust IVR that delivers a typical initial caller experience. IVR is the key to good self-service and assists the caller to get to the appropriate live-agent service. inContact IVR is unique because of the robust drag-and-drop utility that is used to create specialized call flows that are unique to each customer. Customers can retain control and develop the call flows for themselves or engage our professional services team to create a tailor made solution to create unique workflows.

—

InContact Dialer: The inContact Dialer combines state-of-the art inbound contact handling with full-featured campaign-based outbound dialing to maximize agent productivity. At the heart of the inContact Dialer is a highly sophisticated simulation-based dialing engine that determines the optimal balance between wait times and abandoned calls.

—

inContact Personal Connection Outbound: inContact Personal Connection software is a patented technology which eliminates legacy dialers’ awkward delays in greeting the caller. Since the agent is connected before the customer answers, the telltale pause and delayed hello are avoided. Agents can have more productive conversations with customers which translates into higher contact center revenues.

—

inContact Integrations: inContact was designed from the ground up to be open and integrate with various hardware and software solutions already in place at our customers’ sites. inContact can overlay an existing private branch exchange (“PBX”), while communicating hand-in-hand with the customer relationship management (“CRM”) solutions used by our customers.

—

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

—

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

—

inContact Quality Monitoring™: inContact’s Quality Management Software provides insights into agent performance and customer satisfaction. It works by scoring agent performance against objectives that a customer can define and monitor. The Quality Management scorecard then provides specific details about each agent’s performance that can be used to guide training and coaching programs.

—

inContact Analytics-Drive Quality (ADQ): inContact Analytics-Drive Quality Software helps customers capture, evaluate, and learn from customer interactions using audio files. This speech analytics solution examines unstructured audio files and automatically surfaces customer behavior indicators. This helps our customers increase revenue, manage performance, processes, and costs, and enhance their customers’ satisfaction.

—	inContact inView: inContact inView is an optimization solution that aggregates performance data from disparate systems and acts on the data with proven business improvement processes.
—

InContact Screen Recording™: inContact Screen Recording provides compliance level screen recording functionality for all voice channel interactions. It captures and stores recordings for quick playback to meet legal and regulatory requirements. The inContact ACD communicates directly with the screen recording gateway server to initiate the start and stop of screen recording activity of the agent desktop.

—

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

—

Professional Services and Support: inContact offers professional support services from contact center experts who help customers establish, set up and optimize their contact centers for user satisfaction and revenue optimization. Our contact center experts assist customers maximizing the benefits of the inContact portfolio of services for their unique contact center needs. We maintain a contact center in Salt Lake City, Utah for receiving customer service and billing inquiries. Our customer service personnel are available during extended business hours and also provide emergency service 24 hours a day, seven days a week. We place a high priority on customer service since we believe it is a primary factor in acquiring and retaining customers.

InContact Network Connectivity Products and Services

inContact runs a national carrier-class connectivity network providing both time-division multiplexing (“TDM”) and voice over internet protocol (“VoIP”) connectivity as well as toll-free and local-number services. Incoming calls are routed through a portfolio of partners specially selected for call-quality as well as low-cost services to benefit our customers.  All outgoing calls are handled on the inContact network that was designed from the ground up to support a broad range of software applications.

Our connectivity network is the backbone of the inContact platform as our customers’ calls are routed across our carrier-grade network. Our ability to provide network connectivity as well as cloud software services creates a strong competitive advantage for those customers who are looking for a single source supplier for both these services.

As a domestic and international network connectivity reseller and aggregator, we contract with a number of third party network connectivity service providers for the right to resell connectivity services to our customers. Our primary providers are Level 3, Verizon, AT&T and CenturyLink. The variety of traditional connectivity services we offer enables our customers to:

—	buy most of the connectivity services they need from one source;
—	combine those services into a customized package including our all-in-one, contact center solution;
—	receive one bill for those services;
—	contact us at a single point of contact if service problems or billing issues arise; and
—	depend on our professional team of employees to manage their network and contact center solution, end-to-end, so our customers can focus on their business operations.

The contracts with our third party network connectivity service providers are customary in the industry and designate inContact as the point of contact for all customer service calls. These agreements stand for one to three years and are generally renewable at the end of each contract term, when rates are often renegotiated on the basis of prevailing rates in the industry.

We also acquire from our third party network connectivity service providers dedicated long distance service, toll-free 800/888/877/866 services, and dedicated data transmission service. These services and fees are billed to us as stated in our contracts with our providers and are payable on the same terms as switched long distance service.

The Power of the Cloud Model

The cloud model enables subscribers to access a wide variety of software solutions that are developed specifically for delivery over the Internet on a pay-as-you-go basis. Purchasing cloud software solutions offers advantages to businesses over traditional software licensing and delivery models, including the following:

—	Operational expense rather than a capital expense;
—	Overlay existing infrastructure without additional investment;
—	Low up-front expenditure reduces risk and is especially appealing in a challenging economic climate;
—	Remove complexity of day-to-day management;
—	Ability to use at-home agents or multi-site workforces because the service is delivered over the Internet and can be accessed from any location;
—	Continued access to state-of-the-art technology with no need to install and manage third-party hardware and software in-house and avoidance of technology lock-in;
—	Ability to scale as business needs change; and
—	Instant built-in scalability, redundancy, security, service delivery and IT expertise.

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

Market Opportunity

We believe that customers have more choice and voice than ever before and goods and products are rapidly becoming commoditized. Service has become a key competitive differentiator, but today’s contact centers are often missing the mark in providing a consistent, high quality experience across the customer’s channel of choice. Voice continues to dominate, but new channels like social and mobile are rapidly coming into the mix. We believe the world of the contact center is changing rapidly and is becoming an important way for companies to differentiate their businesses. We believe that the next five years will bring significant changes to the contact center market, as the following four macro trends converge:

—	Self Service—where customers are willing to perform all possible customer service functions themselves;
—	Social Media—listening and responding to service issues in the blogosphere where customers have more voice and choice than ever before;
—	Smart Phone—with more smart phones than computers accessing the net, multi-channel contact options—including SMS, chat, web and social—are in increasing demand by customers; and
—	Big Data Analytics—using the huge store of contact center data to drive intelligent action, better enterprise alignment and more successful customer service outcomes.

We feel that as these trends continue to emerge, the cloud delivery model will continue to grow in acceptance. According to DMG Consulting’s 2013 Cloud-Based Contact Center Infrastructure Market Report, 80% of contact centers will turn to the cloud as they adopt the new channels of communication listed above, creating strong opportunity for inContact.

We believe inContact continues to be the only cloud provider of solutions and services to the contact center market that offers both connectivity services with contact handling and workforce optimization solutions. We believe the trend in the mid-size and enterprise contact center market is for companies to prefer purchasing all-in-one solutions over purchasing multiple point solutions. These companies are looking for software available in a portfolio that they believe will save money, reduce implementation and integration complexity, and allow them to focus on dealing with one vendor.

Target Market Segments

Using research from our own customer base and third party market data, we have identified the following as key target market attributes for inContact’s portfolio:

—	Mid-sized to small enterprise contact centers in growth companies;
—	Between 20 and 500 seats;
—	Multiple, geographically-dispersed contact center locations (both US and abroad);
—	Contact volumes scale up and down;
—	A mix of traditional contact center-based and at-home agents; and
—	Aging premise call center infrastructure.

These target customers are most often found in the following five key vertical markets:

—	Business Process Outsourcers (BPOs)—key drivers are adding capacity quickly for new campaigns and customers and decreasing cost, but enhancing quality and service levels;
—	Retail and Direct Response—key drivers are seasonality and increasing cross-sell and up-sell opportunities;
—	Healthcare Providers—key drivers are health care laws, HIPPA and increased competition for consumer dollar;
—	Utilities—key drivers are regulatory pressures, increased competition and proactive service communications; and
—	State and Local Government – key driver is increased need for cost-effective citizen services.

We believe these five vertical markets have market dynamics or regulatory requirements that help drive cloud adoption.

Sales and Marketing

Marketing continues to be a strategic growth engine for inContact. In 2013, we continued our targeted marketing activities to accelerate sales growth. We are driving demand for our services through the following key strategies:

—	Build a strong, consistent and recognizable brand across the contact center industry and consistently promote and communicate our value proposition;
—	Develop customer references to support the story;
—	Expand our PR presence and extend our relationships with key industry analysts;
—	Leverage social media;
—	Increase scale and impact of demand generation programs; and
—	Nurture leads for more effective conversion to qualified opportunities.

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

Also, in 2012 we debuted inCloud, a powerful API-driven partner ecosystem designed to enable customers to easily specify, implement and deploy solutions that are pre-integrated into the inContact platform. inCloud enables customers to easily specify, implement and support integrated solutions that extend the value of their inContact investment. This has created a powerful competitive advantage in winning deals and provided additional sources of leads and referrals.

Prior to 2012, inContact’s cloud software solutions were sold predominately through our direct sales organization. In 2011, we established a new sales channel by entering into a reseller agreement with Unify, whereby Unify became a world-wide distributor/reseller of our portfolio of cloud contact center solutions.

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

Research and Development

We incurred research and development expenses of $12.6 million in 2013, $9.4 million in 2012 and $6.4 million in 2011 primarily related to the development of our inContact portfolio of cloud contact center software solutions. We continue to invest a significant portion of our revenue in research and development to leverage our strategic position as a technology provider. Our research and development efforts are focused on improving the features, functionality and security of our existing service offerings as well as developing new proprietary services. In addition, from time to time we supplement our internal research and development activities with outside development resources and acquired technology. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based upon a single version of our applications. We are able to upgrade all of our customers at the same time with each release. As a result, we do not have to maintain multiple versions of our applications and are able to maintain relatively low research and development expenses as compared to enterprise or premises software vendors. Another contributor to our advantage is the diverse technical and communications expertise in our research and development group as it is composed of numerous professionals with backgrounds in software, hardware and network connectivity. This group is structured as product-centric teams each of which follows formal development processes for enhancements, new feature developments, release management and quality assurance.

Acquiring Intellectual Property

We intend to pursue strategic acquisitions of intellectual property by direct acquisition of the technology or the company that owns the technology. We will rely primarily on our internal technical staff and our executive officers to identify prospective acquisitions, perform due diligence, negotiate contracts, and subsequently integrate the acquired technology or companies. We do not expect to acquire any technology unless the persons responsible for its development will remain, for some period of time, committed on a full-time basis, to further the development and integration of the new technology into our portfolio of services. We intend to use a combination of available cash, debt, long-term earnout arrangements, and equity, as consideration in future acquisitions.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

As of December 31, 2013, we hold twelve United States patents and additional United States patent applications are pending. Our patents expire between 2032 and 2033. We cannot predict whether our pending patent applications will result in issued patents. Our patents and patent applications concern our inContact portfolio platform infrastructure. The following are our registered trademarks in the U.S. and elsewhere:

—	inContact®
—	inTouch®
—	ECHO®
—	inCloud
—	Satisfaction as a Service
—	Personal Connection

We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on their intellectual property rights. The cost to defend or settle these claims can be significant. Any intellectual property claims, regardless of merit, may also require us to seek licenses to that technology.  In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third-party technologies may not continue to be available to us at a reasonable cost or on reasonable commercial terms, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

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

While the cloud contact center market is still highly fragmented, inContact holds a lead position with approximately 85,000 seats of cloud contact center software as of the end of 20131. Because of our diligent efforts over the past several years and our experience with more than 1,500 implementations, we believe we are in a position to capitalize on the market fragmentation and become the clear leader in the market for cloud contact center software solutions.

Government Regulation

General

The Telecommunications Act of 1996 (“the Act”) vests the Federal Communications Commission (“FCC”) with jurisdiction over interstate network connectivity services, while preserving state and local jurisdiction over many aspects of these services. As a result, network connectivity services are regulated at both the federal and state levels in the United States. In addition, a specific form of Internet-based telephony that interconnects with the Public Switched Telephone Network (“PSTN”) called “interconnected Voice over Internet Protocol” (“I-VoIP”) service is also subject to certain analogous regulations at the federal and, increasingly, state level. More recently, pursuant to statutory requirement, the FCC promulgated regulations extending narrow duties to non-interconnected VoIP (“non-I-VoIP”) service providers.

1 2013 Hosted Contact Center Infrastructure Market Report, DMG Consulting LLC, September 2013.

The FCC regulates providers of interstate and international long distance services, interstate access, I-VoIP and non-I-VoIP services. Most states exercise jurisdiction over intrastate long distance services and local exchange services. A small, but growing number of states also exercise jurisdiction over I-VoIP services for narrow purposes, such as ensuring collection of state universal service and other state regulatory program contributions. Significant changes to applicable laws or regulations imposed by the FCC or state regulatory agencies could negatively impact our business, operating results and financial condition.

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

The FCC has not classified all IP-enabled or VoIP communications services as unregulated information services or as regulated network connectivity services. Instead, the FCC has imposed certain legacy network connectivity regulations on I-VoIP services in a piecemeal, ad hoc manner. These regulations include requirements concerning emergency communications (“E911”), network connectivity relay services for hearing-impaired individuals (“TRS”), Customer Propriety Network Information (“CPNI”), and the facilitation of wiretaps and government surveillance under the Communications Assistance for Law Enforcement Act (“CALEA”). In addition, the FCC ruled that I-VoIP providers must contribute to the Universal Service Fund (“USF”) regime.

Network connectivity service providers are required, under the Act to make their services available to all people with disabilities.  The FCC extended this obligation to I-VoIP providers in 2007.  Signed in October 2010, the Twenty-First Century Communications and Video Accessibility Act of 2010 (“CVAA”) required the FCC to adopt various measures to ensure that people with disabilities have access to emerging communications technologies, and to promulgate rules requiring non-interconnected VoIP providers to contribute to the TRS Fund. To implement the CVAA, the FCC adopted rules requiring non-interconnected VoIP service providers to contribute to the TRS Fund on the basis of their interstate end-user revenues. The FCC also adopted record-keeping requirements and annual certification requirements for network connectivity, I-VoIP and non-I-VoIP providers.  The rules do not affirmatively impose any other regulatory responsibilities on non-interconnected VoIP providers. Because the new rules are narrow and focused and because the Company has already taken measures to ensure the accessibility of its products and services to those with disabilities, we expect that they will have a minimal cost impact on the Company. But, the CVAA also signals a trend toward expansion of FCC regulations to a broader variety of enhanced communications services.

In addition, the regulatory treatment of IP-based conferencing services is currently under review. In a 2011 decision, the FCC’s Wireline Competition Bureau (“WCB”) denied MeetingOne.com’s request for review of a decision of the USF administrator, the Universal Service Administrative Company (“USAC”) concluding that MeetingOne.com’s IP conferencing service is regulated network connectivity; MeetingOne appealed the decision. While the outcome of this appeal remains to be seen, it could have an impact on the regulatory treatment of IP conferencing services, and how our business treats these services.

Similarly, the appropriate regulatory treatment of short messaging services (“SMS”)/text messaging for USF purposes remains uncertain.  Both industry participants and USAC have sought clarification from the FCC on this issue.  To date, however, the FCC has not responded to multiple requests for guidance on this issue.

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

Federal Regulation of Broadband Internet Access Services

In the past, the FCC has maintained a “hands-off” policy with regard to the regulation of Internet access services and adopted a series of decisions that classified broadband Internet access services as unregulated information services. Recently, however, the FCC has relied on its ancillary jurisdiction to regulate broadband Internet access services. In 2010, the FCC adopted the “Open Internet” or “Network Neutrality” rules, which require providers of fixed broadband Internet access services to disclose information regarding their network management practices, performance, and commercial terms. Further, the rules prohibit fixed broadband providers from unreasonably discriminating in their transmission of lawful network traffic and from blocking lawful content, applications, services or non-harmful devices unless such blocking is a part of a provider’s reasonable network management. Recently, the U.S. Court of Appeals for the D.C. Circuit struck down portions of the FCC’s regulations addressing network neutrality.  The FCC is now considering adopting new regulations and/or potentially re-classifying certain broadband Internet access services. We rely on third parties to provide or supply Internet access services and do not operate a broadband network. At this time, we do not believe the Open Internet rules will impact us.

Intercarrier Compensation and Universal Service Reform

As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying network connectivity carriers for the origination and termination of our long distance network connectivity traffic pursuant to the FCC’s “intercarrier compensation” rules. In 2011, the FCC adopted reforms to the existing intercarrier compensation regime. The new rules subject VoIP traffic to the FCC’s intercarrier compensation rules. The FCC set the default charge for toll traffic exchanged between a VoIP provider and a local carrier at the interstate access rate. The charge for local traffic exchanged will be the reciprocal compensation rate.

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

As a regulated service provider, we contribute to the USF. We expect that reform may include an expansion of the range of contributors to include a broader scope of enhanced communications services. Further, as part of its efforts to reform the USF system, the FCC has directed wholesale providers to move from an entity-wide exemption process to a service-by-service exemption process in order to demonstrate compliance with the so-called Carrier’s Carrier Rule (“CCR”).  In short, the CCR is the mechanism by which wholesale providers must determine what revenues are attributable to non-contribution eligible resale revenue and which revenue is assessable end-user revenue for USF contribution purposes.  As a wholesaler of network connectivity, our failure to procure evidence of the contribution status of our resellers may result in revenue reclassification and increased USF costs.  As a purchaser of network connectivity inputs, we are also required to provide evidence of our contribution status to suppliers.  Our failure to comply with the CCR could result in increased supplier costs.  We have implemented policies and procedures necessary to comply with the CCR as both a wholesaler and consumer of interstate network connectivity.

While any material changes to the USF contribution system could impact the Company’s business, because the Company passes through USF fees on an equitable and non-discriminatory basis to end users, either as a component part of the rate charged for network connectivity services or as a separately invoiced line item, we do not anticipate any material financial impact.

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

Other General Regulations

The regulatory scheme associated with the competitive network connectivity market will continue to evolve and can be expected to change the competitive environment for communications in general. It is not possible to predict how such evolution and changes will affect, if at all, our business or the industry in general.

Employees

As of December 31, 2013, we employed a total of 547 employees. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Executive Officers of inContact

The executive officers of inContact are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors’ meetings, as appropriate. We have employed each of the executive officers in the position or positions indicated in the list and pertinent notes below.

At December 31, 2013, the following were executive officers of inContact:

Name	Age	Position	Since
Paul Jarman	44	Director and Chief Executive Officer	1997
Gregory Ayers	52	Executive Vice President and Chief Financial Officer	2009
Scott Welch(1)	49	Executive Vice President and Chief Operating Officer	2004
William Robinson	47	Executive Vice President of Sales	2012
Mariann McDonagh	52	Executive Vice President and Chief Marketing Officer	2010
Sunny Gosain(2)	42	Executive Vice President and Chief Product Officer	2011
Bassam Salem	41	Executive Vice President and Chief Business Officer	2011
Julian Critchfield(3)	49	Executive Vice President and Chief Technology Officer	2014

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

In January 2014, Julian Critchfield was elected as Executive Vice President and Chief Technology Officer of inContact. Prior to joining inContact, Mr. Critchfield was the Chief Technology Officer and General Manager for GE Healthcare from October 2011 to January 2014.  Prior to GE Healthcare, Mr. Critchfield was the Executive Vice President of Product Development at Micro Focus Inc. from March 2010 to September 2011.  Prior to Micro Focus Inc. Mr. Critchfield was the Support Vice President of Engineering in the Oracle Fusion Middleware Division from June 2004 to March 2010.

1 Mr. Welch separated from inContact in February 2014.

2 Mr. Gosain separated from inContact in January 2014.

3 Mr. Critchfield’s employment began January 2014.

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

Our net loss was $9.0 million, $5.4 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Continued losses will diminish the working capital we have available to pursue development of our business. Sales within the Software segment continue to improve, but we have not achieved positive annual operating results and whether inContact will ultimately achieve positive results and cash flow should be considered a substantial risk with respect to our business.

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

From 2011 to 2013, we expended a significant amount of money to develop our infrastructure and international delivery systems to be able to serve new customers we expect will come from the reseller sales channel established in 2011 and new sales opportunities we hope to develop in the future. We expect to make additional expenditures for this purpose in 2014. Revenue from our reseller arrangements beyond July 2014 may not be sufficient to cover our investment in infrastructure and facilities or our continuing cost of operating the expanded service capacity, which would have a significant adverse effect on our results of operations.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

Increasing our customer base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations. We plan to continue to expand our direct sales force and engage additional third-party channel partners. This expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel. We also may not achieve significant revenue growth from our third-party channel partners if we are unable to attract and retain motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our solutions for their users, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

We have a lengthy product sales cycle, which has contributed and may continue to contribute to the variability of quarterly operating results.

We have experienced a lengthy initial sales and eventual “turn-up” cycle for our inContact portfolio in our Software segment, averaging approximately five to eight months. The lengthy sales cycle is one of the factors that has caused, and may continue to cause, our revenues and operating results to vary significantly from quarter to quarter. As our inContact portfolio is relatively new in the marketplace, we must provide a significant amount of education to prospective customers about the use and benefits of our products and services, which can cause potential customers to take many months to make these decisions. The length of the sales cycle can also be affected by other factors over which we have little or no control, including customer budgetary constraints, timing of customer budget cycles, and concerns by the customer about the introduction of new products by us or by our competitors. As a result, sales cycles for customer orders vary substantially from customer to customer. Excessive delay in sales could be significant and adversely affect our business, financial condition or results of operations.

Our quarterly results of operations may fluctuate in the future.

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

—	Our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;
—	Changes in the mix of revenue between our segments because the gross margin is significantly higher for the Software segment than for the Network connectivity segment;
—	The timing and success of new product introductions and enhancements or product initiation by us or our competitors;
—	Changes in our pricing policies or those of our competitors;
—	The amount and timing of expenditures related to expanding our operations;
—	The purchasing and budgeting cycles of our customers; and
—	General economic, industry and market conditions.

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

Our costs of revenues in our Network connectivity segment from period to period are affected by the pricing for network connectivity service we can obtain from the wholesale providers of these services. We must price our services at levels that are competitive, so costs of revenues affect the rates we offer to customers and our resulting revenues. This industry has a history of downward pressure on network connectivity service rates as a result of competition among providers. To acquire and retain customers, we offer these services at prices that are competitive in conjunction with the other benefits we provide. Consequently, falling prices will likely result in lowering our rates to users, which will reduce revenues. On the other hand, higher prices charged by our providers will increase our costs of revenues and cut into operating results, unless we raise prices to our customers, which may be difficult for us to do if our competitors are not subject to the same upward pricing pressures or choose not to increase prices notwithstanding such pressure. From period to period pricing volatility could adversely affect our result of operations and financial condition.

Disruptions in the operation of our technology could adversely affect our operations.

We are dependent on our computer databases, billing and accounting computer programs, network and computer hardware that houses these systems to effectively operate our business and market our services. Our customers may become dissatisfied by any system failures that interrupt our ability to provide our service to them. Substantial or repeated system failures would significantly reduce the attractiveness of our services. Significant disruption in the operation of these systems would adversely affect our business and results of operations.

Our enhanced services are dependent on leased network connectivity lines, and a significant disruption or change in these services could adversely affect our business.

Our inContact portfolio of cloud software solutions are provided to customers through a dedicated network of equipment we own connected through leased network connectivity lines with capacity dedicated to us that is based on Internet protocol. Communication initiated by the user is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network because it lowers our cost of providing the service from using traditional transmission methods.

We lease network connectivity lines and space at co-location facilities for our equipment from third-party suppliers, which represents the backbone of our dedicated network. If any of these suppliers is unable or unwilling to provide or expand their current levels of service to us, the services we offer to customers would be adversely affected. We may not be able to obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. Any resulting disruptions in the services we offer that are provided over our dedicated network would likely result in customer dissatisfaction and adversely affect our operations. Furthermore, pricing increases by any of the suppliers we rely on for the dedicated network could adversely affect our results of operations if we are unable to pass pricing increases through to our customers.

If there are interruptions or delays in our services through third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with customers and subject us to liability.

We provide our services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Texas, Utah, Germany, England, Hong Kong and the Philippines. Our hosting providers do not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or network connectivity failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our customers to lose access to the services they are purchasing from us. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

Our development of enhanced services could subject us to claims of patent infringement, such as the Microlog lawsuit, that would adversely affect our results of operations.

We offer enhanced telecommunications and related software services through our dedicated network.  Certain enhanced services similar to some of the services we offer have been the subject of litigation regarding patents and intellectual property rights.  In addition, many companies in intellectual property-dependent industries, including the call center management and telecommunications industry, have employed intellectual property litigation as a means to gain an advantage over their competitors.  As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively.  We may not be aware of claims that have arisen alleging enhanced services we offer infringe on intellectual property rights of others.  Currently, we are defending against a lawsuit filed by Microlog alleging we have infringed its patent for a contact center system capable of handling multiple media types of contacts and methods for the using the system.  This lawsuit began in January 2014, so at this early stage we cannot make any estimate or prediction regarding how this lawsuit may progress in the future.  Our involvement in litigation, opposition proceedings, or other intellectual property proceedings may divert management time from focusing on business operations, could cause us to spend significant amounts of money, and may have no guarantee of success.  Any current and future intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating, manufacturing or using our service offerings that use the subject intellectual property;
•	obtain from a third party asserting its intellectual property rights, a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
•

redesign those services or processes that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically infeasible; or

•	pay damages, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties.  We cannot assure you that we will ultimately prevail if any of this third-party intellectual property is asserted against us or that we will ultimately prevail in the patent infringement litigation with Microlog.

If our solutions fail to perform properly or if they contain technical defects, our reputation could be harmed, our market share may decline and we could be subject to product liability claims.

Our software products and services may contain undetected errors or defects that may result in product failures, slow response times, or otherwise cause our products to fail to perform in accordance with customer expectations. Because our customers use our products and services for important aspects of their business, any errors or defects in, or other performance problems with, our products and services could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales, or our existing customers could elect to not renew or to delay or withhold payment to us, which could result in an increase in our provision for uncollectible accounts and an increase in collection cycles for accounts receivable. Clients also may make account adjustment claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a customer may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect.

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

Certain states take the position that offerings by VoIP companies are intrastate and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has pre-empted states from regulating VoIP offerings in the same manner as providers of traditional network connectivity services. We cannot predict how this issue will be resolved or its impact on our business at this time.

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

We currently have offices outside of the United States and have operations, sales personnel or independent consultants in several foreign countries. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our services and any future international expansion efforts will not be successful, which could result in us not meeting our revenue goals. Operating in international markets also requires management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenues or profitability. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These may include:

—	Fluctuations in currency exchange rates;
—	Unexpected changes in foreign regulatory requirements;
—	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
—	Difficulties in managing and staffing international operations;
—	Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
—	General economic conditions in international markets, including ongoing uncertainty in global economic conditions global financial markets, which may cause a decline in customer or consumer activity;
—	Localization of our services, including translation into foreign languages and associated expenses;
—	Dependence on certain third parties to increase customer sales;
—	The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy and network connectivity;
—	Compliance with bribery and corruption commercial practices law that prohibit certain commercial conduct worldwide;
—	Increased financial accounting and reporting burdens and complexities;
—	Increased risk for international network connectivity fraud;
—	Political instability abroad, terrorist attacks and security concerns in general; and
—	Reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally.

Regulation of IP telephony services is unclear, so the imposition of significant regulation in the future could adversely affect our operations.

We deliver our inContact portfolio of cloud contact center solutions and move other network connectivity service through our VoIP Network. We view government regulation as one of the conditions of the environment within which we conduct business that does impact, and will continue to impact, our business as we endeavor to comply with existing regulations and what may come in the future. At both the federal and state level there are initiatives, proposals, proceedings and investigations pending with respect to network connectivity and the Internet that we describe in some detail above in the “Government Regulation” section of ITEM 1. BUSINESS. This section describes areas where the regulatory landscape could change and significantly impact our business, and you should review that section carefully. Our failure to anticipate, plan for, and comply with new regulation as it comes along on a cost effective basis is a continuing risk of our business that could have a significant adverse effect on our business activity and results of operations.

Our ability to offer services outside the U.S. is subject to different local regulatory environments, which may be unknown, complicated and uncertain.

Regulatory treatment of enhanced communications services outside the United States varies from country to country and often the laws are unclear. We currently distribute our products and services directly to consumers and through resellers and channel partners that may be subject to network connectivity regulations in their home countries. The failure by us or our customers, resellers and channel partners to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers and channel partners, some countries may assert that we are required to register as a network connectivity provider in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting enhanced communication services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have an adverse effect on the use of our services in international locations and as a result, our growth and results of operations.

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

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which it tentatively concluded that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize an automatic location technology that meets the same accuracy standards that apply to providers of commercial mobile radio services (mobile phone service providers). This was followed by a series of inquiries and FCC NPRMs concerning the applicability and implementation of E-911 requirements to VoIP services.

In some instances, our nomadic emergency calling solution requires that we route an emergency call to a national emergency call center instead of connecting our customers directly to a local Public Safety Answering Point (“PSAP”) through a dedicated connection and through the appropriate selective router. The FCC may issue further guidance on compliance requirements in the future that might require us to reevaluate the method in which our E-911 access service is provisioned. Any changes in the method in which E-911 access service could have an adverse effect on our business, financial condition or operating results. In late July 2008, the President signed into law the “New and Emerging Technologies 911 Improvement Act of 2008.” The law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. The applicability of these laws and regulations to an enhanced call center offering remains unclear.

Because of limitations inherent in E-911 access service for interconnected VoIP and the potential for user error customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our E-911 services.

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

The FCC reformed the system under which providers of network connectivity services compensate each other for transporting and/or terminating various types of traffic, including VoIP traffic that terminates on the PSTN and applied new call signaling requirements to VoIP and other service providers. The FCC’s rules concerning charges for transmission or termination of VoIP traffic could result in an increased cost to terminate the traffic absent specific agreements that include a rate for VoIP-PSTN traffic when exchanged between us and other carriers. For VoIP traffic that terminates on the PSTN, the Order establishes a transitional framework that establishes default intercarrier compensation rates for VoIP-PSTN traffic that are equal to the rates applicable to non-VoIP traffic and allows regulated providers of network connectivity services to tariff these default charges in the relevant federal and state tariffs that apply in the absence of an agreement. The rules also establish a multiyear transition to a national “bill-and-keep” framework as the ultimate end state for traffic exchanged with a local exchange carrier. Under bill-and-keep, providers do not charge one another for terminating traffic and instead recover the costs of termination from their own customers. To the extent that the company transmits VoIP traffic that is not subject to an existing intercarrier compensation arrangement and another provider imposes higher intercarrier compensation charges than we, or the third parties terminating our traffic to the PSTN, pay today, our termination costs could initially increase. In the near term, this change could result in us either increasing our retail charges for services to our customers or, reducing our profitability. However, over the longer term, we expect our costs to terminate traffic to the PSTN to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2.	PROPERTIES

We lease our principal office space in Salt Lake City, Utah, which is our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities. At December 31, 2013, the space consists of approximately 59,000 square feet and the lease for this office space expires in June 2015, but we have an option to renew the lease for an additional five years at the end of the lease period. We also lease smaller office spaces in California, England and the Philippines. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

The hosting of our equipment and software at co-located third-party facilities is significant to our business and we have entered into agreements with third-party facilities in California, Texas, England, Germany, Hong Kong and the Philippines under multiple agreements that either continue month-to-month or expire between February 2014 and July 2018. We believe that our contracted space for our hardware and software at these facilities is both suitable and adequate for our current development plans and that suitable additional facilities will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.  Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit and no liability has been recorded.

On January 15, 2014, Microlog Corporation (“Microlog”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999, alleging that we are infringing one or more claims made in U.S.

Patent No. 7,092,509 (the “’509 Patent”), entitled “Contact Center System Capable of Handling Multiple Media Types of Contacts and Method for Using the Same.”  Microlog is seeking a declaratory judgment, injunctive relief, damages and an ongoing royalty, and costs, including attorney’s fees and expenses.  We are at the very early stages of this lawsuit and presently intend to defend the claims vigorously.

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

Market Price, Stockholder Matters, and Unregistered Sales

Our common stock trades on The NASDAQ Capital Market under the symbol “SAAS.” The following table presents the high and low closing sales prices per share of our common stock as reported on The NASDAQ Capital Market for the four calendar quarters of 2013 and 2012:

Calendar Quarter Ended:	High	Low
March 31, 2013	$8.09	$4.81
June 30, 2013	$8.92	$7.18
September 30, 2013	$9.62	$8.00
December 31, 2013	$8.28	$6.96

Calendar Quarter Ended:	High	Low
March 31, 2012	$5.93	$4.41
June 30, 2012	$5.87	$4.55
September 30, 2012	$6.66	$4.76
December 31, 2012	$6.99	$5.17

As of February 20, 2014, we had approximately 2,959 holders of record of our common stock. Since inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index for the five fiscal years ended December 31, 2013. The stock price information shown on the graph below is not necessarily indicative of future price performance.

Return Per $100 Invested
$650
$550
$450
$350
$250
$150
$50
2008
2009
2010
2011
2012
2013
inContact, Inc.
Russell 2000
Nasdaq Computer & Data Processing

Equity Compensation Plan Information

The following table provides information on our compensation plans at December 31, 2013 under which equity securities are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,095,841	$4.32	1,797,440
Equity compensation plans not approved by security holders	366,500(1)	$4.59	N/A
Total	3,462,341	$4.35	1,797,440

(1)	This figure includes options issued to officers and employees under individual compensation arrangements.

Repurchases of Securities

Stock repurchases for the year ended December 31, 2013, were as follows (in thousands, except per share data):

Calendar Quarter Ended:	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publically announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
March 31, 2013 (1)	492	$5.55	—	—
June 30, 2013	—	—	—	—
September 30, 2013 (2)	24	8.43	—	—
December 31, 2013 (3)	14	7.13	—	—
Total shares repurchased	530	$5.72	—	—
(1)

In February 2013, we amended certain terms of our reseller agreement with Unify.  Under the amended agreement, Unify has the right to pay in shares of inContact Common Stock, discounted from the market price by nine percent, the following:  i) outstanding amounts totaling $2.7 million as of December 31, 2012,  ii) minimum purchase commitments in 2013, and iii) the difference between actual sold through revenue and minimum purchase commitments in 2014.  In February 2013, we received 492,000 shares of our common stock from Unify to pay the $2.7 million of outstanding receivables at December 31, 2012.

(2)

In July 2013, we received 24,000 shares of our common stock from an employee for the settlement of the employee’s payroll tax obligation of $206,000 associated with the lapsing of the selling restriction of a restricted stock award.

(3)

In November 2013, we received 14,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $100,000 associated with the lapsing of the selling restriction of a restricted stock award.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2013. The consolidated statements of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of inContact. The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net revenue	$130,037	$110,280	$88,472	$81,704	$84,036
Net loss	$(9,018)	$(5,384)	$(9,941)	$(1,507)	$(3,069)
Net loss applicable to common stockholders	$(9,018)	$(5,384)	$(9,941)	$(1,507)	$(3,069)
Net loss per share:
Basic and diluted	$(0.16)	$(0.11)	$(0.24)	$(0.04)	$(0.10)
Cash dividends per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data (in thousands):

	As of December 31,
	2013	2012	2011	2010	2009
Total assets	$107,918	$96,347	$58,414	$40,585	$38,929
Long-term obligations	$9,048	$5,200	$7,071	$8,973	$9,475

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of inContact’s financial condition, cash flows and results of operations. MD&A is organized as follows:

Overview.  This section provides a general description of our business, as well as developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Consolidated Results of Operations. This section provides an analysis of our consolidated results of operations for the three years ended December 31, 2013.

Segment Results of Operations. This section provides an analysis of our segment results of operations for the three years ended December 31, 2013.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2013, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2013. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements. This section provides a tabular presentation of our outstanding contractual obligations that existed as of December 31, 2013.

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

Overview

inContact began in 1997 as a reseller of network connectivity services and has evolved to become a leading provider of cloud contact center software solutions. We help contact centers around the world create effective customer experiences through our powerful portfolio of cloud contact center contact routing, self-service and agent optimization software solutions. Our software solutions and services enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction, create new pathways to profit and ensure ongoing customer-centric business improvement and growth.

We began offering cloud software solutions to the contact center market in 2005. Our dynamic technology platform provides our customers a pay-as-you-go solution without the costs and complexities of premise-based systems. Our proven cloud delivery model provides compelling total cost of ownership savings over premise-based technology by reducing upfront capital expenditures, eliminating the expense of system management and maintenance fees, while providing agility that enables businesses to scale their technology as they grow.

We provide software which includes the following:

—	Automatic call distributing
—	Computer telephony integration
—	Interactive voice response with speech recognition
—	Outbound dialing
—	PBX and CRM integration
—	Echo agent service surveys and reports
—	Workforce optimization
—	Quality monitoring
—	Screen recording

—	Interactive reporting tool

Taken together, the inContact cloud portfolio creates an integrated solution for contact centers, including those with distributed workforces—either at-home or multi-site.

Business Developments

In 2011, we entered into reseller agreements for our cloud contact center software solutions with Unify, Inc. (“Unify”) (formerly Siemens Enterprise Communications) and Verizon.  The Unify agreement included minimum revenue purchase commitments.  During 2013, Unify resold substantially fewer software services than they had originally anticipated. In February 2013, we amended certain provisions of our reseller agreement with Unify, allowing Unify more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions.

To provide additional funding for our cloud software growth initiatives and infrastructure investment, we raised $37.3 million in a Common Stock offering in September 2012, and drew $4.0 million in April 2013 and $3.0 million in December 2013 from term loans with Zions.

Trends in Our Business

We continue to experience increases in Software segment revenue principally due to our continued focus and investment in sales and marketing through our initiatives in direct sales and through resellers and referral partner arrangements. We expect Software and Network connectivity segment revenue to continue to increase during 2014 . The Network connectivity segment net growth increase is attributable to the increase in Network connectivity revenue from our inContact portfolio customers, exceeding lost revenue from attrition of our Network connectivity only customers. We expect the Network connectivity revenue from our inContact portfolio customers to continue to exceed the attrition of our Network connectivity only customers in 2014.

There has been an increase in costs of revenue during 2013 due to greater professional service and customer service personnel costs as we employ more personnel, including higher-paid employees with more developed skill sets to service larger mid-market and enterprise customers, greater direct costs attributable to establishing our international infrastructure and international call traffic, and an increase in amortization of previously capitalized internal use software costs. However, the costs of revenue as a percentage of sales has decreased in 2013 as compared to 2012 due to the increase in Software segment revenue in general, and an increase in Software segment revenue from the reseller sales channels added during 2011. We expect costs of revenue in absolute dollars to continue to increase, but we expect the costs of revenue as a percentage of sales to remain the same or to continue to decrease slightly as we anticipate increases in revenue for the reasons noted previously.

Sources of Revenue

We derive our revenues from two major business activities: (1) delivery and support of our inContact portfolio of software solutions and associated professional services and (2) reselling network connectivity services. Our primary business focus is marketing and selling our inContact portfolio.

Software

Software delivery and support of our inContact portfolio is provided on a monthly recurring subscription basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness, as it relates to utilization of the inContact portfolio. Customers access cloud software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our network connectivity and data network is fundamental to our inContact portfolio and allows us to provide the all-in-one inContact solution. Software service revenue also includes revenue related to minimum purchase commitments through July 2014, from a related party reseller referred to in Part IV. Item 13 “Financial Statements” – Note 13 – Related Party Transactions.”

Network Connectivity

We derive revenue from network connectivity services such as dedicated transport, VoIP connectivity, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Revenue for transactional network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

Costs of Revenue and Operating Expenses

Costs of Revenue

Costs of revenue consist primarily of payments to third party network connectivity service providers for resold network connectivity services to our customers. Costs of revenue also include labor costs (including stock-based compensation) and related expenses for our software services delivery, professional services and customer support organizations, equipment depreciation relating to our services, amortization of acquired intangible assets, amortization of capitalized internal use software development costs, and allocated overhead, such as rent, utilities and depreciation on property and equipment. As a result, overhead expenses are included in costs of revenue and each operating expense category. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services. We anticipate that we will incur additional costs for network connectivity service providers, hosting, support, employee labor costs and related expenses to support delivery of our software solutions and services in the future.

Selling and Marketing

Selling and marketing expenses consist primarily of labor costs (including stock-based compensation) and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, expenses, travel costs and allocated overhead. Since our Software segment revenue is delivered and, therefore, recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of the corresponding revenue. We believe it is important to continue investing in selling and marketing to create brand awareness and lead generation opportunities, to increase market share and to support our reseller channels. Accordingly, we expect selling and marketing expenses to increase in absolute dollars as we continue to support growth initiatives.

Research and Development

Research and development expenses consist primarily of the non-capitalized portion of labor costs (including stock-based compensation) and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, quality assurance, market research, testing, product management and allocated overhead. We expect research and development expenses to increase in absolute dollars in the future as we intend to release new features and functionality on a frequent basis, expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and Administrative

General and administrative expenses consist primarily of labor costs (including stock-based compensation) and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We anticipate that we will incur additional employee salaries and related expenses, professional service fees and other corporate expenses related to the growth of our business and operations in the future. As such, we expect general and administrative expenses to increase in absolute dollars.

Results of Operations

Results of 2013 versus 2012

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2013 compared to our condensed operating results for the year ended December 31, 2012 (in thousands):

	2013	2012	$ Change	% Change
Net revenue	$130,037	$110,280	$19,757	18%
Costs of revenue	67,377	59,776	7,601	13%
Gross profit	62,660	50,504	12,156
Gross margin	48%	46%
Operating expenses:
Selling and marketing	37,220	28,591	8,629	30%
Research and development	12,605	9,401	3,204	34%
General and administrative	21,219	17,140	4,079	24%
Total operating expenses	71,044	55,132	15,912
Loss from operations	(8,384)	(4,628)	(3,756)
Other expense	(351)	(636)	285	45%
Loss before income taxes	(8,735)	(5,264)	(3,471)
Income tax expense	(283)	(120)	(163)
Net loss	$(9,018)	$(5,384)	$(3,634)

Revenue: Total revenues increased $19.8 million or 18% to $130.0 million during 2013 compared to revenues of $110.3 million during 2012. The increase relates to an increase of $14.2 million in Software segment revenue due to our continued focus and investment in sales and marketing efforts of our inContact portfolio of cloud contact center solutions through our direct sales and referral and reseller partner arrangements. Network connectivity segment revenue increased $5.6 million as the increase of Network connectivity revenue associated with our inContact portfolio customers exceeded the attrition of our Network connectivity only customers.

We recognized $6.8 million of software revenue during 2013 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2013 minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. We expect that revenue from resold software services will be less than the minimum purchase commitment at the end of July 2014 and there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

During 2013, the amount of software services resold by Unify was substantially less than its 2013 minimum purchase commitment. In February 2013, we amended certain provisions of our reseller agreement with Unify, allowing Unify more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions.

Costs of revenue and gross margin: Costs of revenue increased $7.6 million or 13% to $67.4 million during 2013 compared to $59.8 million during 2012. Our gross margin increased two percentage points to 48% during 2013 from 46% during 2012. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs. In addition, lower network connectivity costs due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs contributed to the gross margin increase.

Selling and marketing: Selling and marketing expense increased $8.6 million or 30% to $37.2 million during 2013 from $28.6 million during 2012. This increase is primarily a result of headcount additions for direct and channel sales employees and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions as well as increased lead generation efforts for our Software segment.

Research and development: Research and development expense increased $3.2 million or 34% to $12.6 million during 2013 compared to $9.4 million during 2012. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative: General and administrative expense increased $4.1 million or 24% to $21.2 million during 2013 compared to $17.1 million during 2012. The increase is primarily due to increased personnel costs and costs incurred to support our business expansion, both domestically and internationally.

Other expense: Other expense decreased $285,000 to $351,000 during 2013 compared to $636,000 during 2012.

Income taxes: Income taxes consist of foreign taxes and various state income taxes and increased $163,000 in 2013 as compared to 2012 due to increased foreign and state income taxes. We have a full valuation allowance on all deferred tax assets.

Results of 2012 versus 2011

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2012 compared to our condensed operating results for the year ended December 31, 2011 (in thousands):

	2012	2011	$ Change	% Change
Net revenue	$110,280	$88,472	$21,808	25%
Costs of revenue	59,776	52,577	7,199	14%
Gross profit	50,504	35,895	14,609
Gross margin	46%	41%
Operating expenses:
Selling and marketing	28,591	24,563	4,028	16%
Research and development	9,401	6,354	3,047	48%
General and administrative	17,140	14,090	3,050	22%
Total operating expenses	55,132	45,007	10,125
Loss from operations	(4,628)	(9,112)	4,484
Other expense	(636)	(755)	(119)	(16%)
Loss before income taxes	(5,264)	(9,867)	4,603
Income tax expense	(120)	(74)	46
Net loss	$(5,384)	$(9,941)	$4,557

Revenue: Total revenues increased $21.8 million to $110.3 million during 2012 compared to revenues of $88.5 million during 2011. The increase relates to an increase of $14.8 million in Software segment revenue due to our continued focus and investment in sales and marketing efforts of our inContact portfolio of cloud contact center solutions through our direct sales and referral and reseller partner arrangements. Network connectivity segment revenue increased $7.0 million as the increase of Network connectivity revenue associated with our inContact portfolio customers exceeded the attrition of our Network connectivity only customers.

We recognized $4.5 million of software revenue during 2012, under our reseller agreement with Unify, which principally represents revenue from Unify’s 2012 minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

During 2012, the amount of software services resold by Unify was substantially less than its 2012 minimum purchase commitment. In February 2013, we amended certain provisions of our reseller agreement with Unify, allowing Unify more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions.

Costs of revenue and gross margin: Costs of revenue increased $7.2 million or 14% to $59.8 million during 2012 compared to $52.6 million during 2011. Our gross margin increased five percentage points to 46% during 2012 from 41% during 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs. In addition, lower Network connectivity costs due to increased efficiencies in call routing related to a 2011 investment in technology and lower negotiated direct costs contributed to the gross margin increase.

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

Other expense: Other expense decreased $119,000 to $636,000 during 2012 compared to $755,000 during 2011. Net interest expense decreased $145,000 during 2012 compared to 2011 due to a lower average outstanding balance on our Revolving Credit Agreement (“Revolving Credit Agreement”) with Zions in 2012 as compared to 2011. Additionally, there was no change in fair value of warrants in 2012 as compared to a $158,000 increase in fair value of the warrants during 2011 as the associated warrants were exercised in 2011.

Income taxes: Income taxes consist of foreign taxes and various state income taxes and increased $46,000 in 2012 as compared to 2011 due to increased foreign and state income taxes. We have a full valuation allowance on all deferred tax assets.

Segment Reporting

We operate under two business segments: Software and Network connectivity. The Software segment (referred to as cloud or SaaS) includes all monthly recurring subscription revenue related to the delivery of our software solutions plus the associated professional services and setup fees, and revenue related to minimum purchase commitments from Unify through July 2014. The Network connectivity segment includes all voice and data long distance services provided to customers.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment condensed operating results for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net revenue	$68,897	$54,705	$39,870	14,192	26%	14,835	37%
Costs of revenue	28,012	22,134	16,940	5,878	27%	5,194	31%
Gross profit	40,885	32,571	22,930
Gross margin	59%	60%	58%
Operating expenses:
Direct selling and marketing	31,722	23,758	19,810	7,964	34%	3,948	20%
Direct research and development	11,601	8,502	5,706	3,099	36%	2,796	49%
Indirect	20,540	16,688	12,734	3,852	23%	3,954	31%
Loss from operations	$(22,978)	$(16,377)	$(15,320)

Results of 2013 versus 2012

The Software segment revenue increased $14.2 million or 26% to $68.9 million during 2013 from $54.7 million during 2012. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements. We recognized $6.8 million of software revenue during 2013 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2013 minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. We expect that revenue from resold software services will be less than the minimum purchase commitment at the end of July 2014 and there will be a reduction in software revenue from Unify beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

During 2013, the amount of software services resold by Unify was substantially less than its 2013 minimum purchase commitment. In February 2013, we amended certain provisions of our reseller agreement with Unify, allowing Unify more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions.

Software segment revenue also includes revenue from professional and customer support services of $5.7 million for 2013 compared to $3.1 million for 2012.

Gross margin decreased one percentage point to 59% in 2013 compared to 60% in 2012. The decrease in gross margin in principally attributable to slightly higher levels of professional service and customer service costs incurred to service larger mid-market and enterprise customers and to support resellers.

Direct selling and marketing expenses in the Software segment increased $8.0 million or 34% to $31.7 million in 2013 compared to $23.8 million during 2012. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our referral and reseller partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions. Sales commission expense also increased with the increase in revenue.

We also continue to develop the portfolio of cloud contact center solutions by investing in research and development. During 2013 we incurred $11.6 million in direct research and development costs compared to $8.5 million during 2012 and have capitalized an additional $6.2 million of costs incurred during 2013 related to our internally developed software compared to $5.5 million during 2012.

Indirect expenses, which consists of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $3.9 million in 2013 compared to 2012 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment and the overall increase in indirect expenses.

Results of 2012 versus 2011

The Software segment revenue increased $14.8 million or 37% to $54.7 million during 2012 from $39.9 million during 2011. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements. We recognized $4.5 million of software revenue during 2012 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2012 minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. If revenue from resold software services does not meet the minimum purchase commitment at the end of July 2014, there will be a reduction in software revenue from Unify beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

During 2012, the amount of software services resold by Unify was substantially less than its 2012 minimum purchase commitment. In February 2013, we amended certain provisions of our reseller agreement with Unify, allowing Unify more time to implement a revised go to market sales plan, with the objective of increasing contract revenue progressively to a level commensurate with the amount of the quarterly minimum purchase commitments. The revised minimum purchase commitments total $4.5 million of net software revenue in 2012, $7.0 million in 2013 and up to $5.0 million in 2014, which may be credited up to $1.0 million in 2014, in consideration for up to $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions.

Software segment revenue also includes revenue from customer and professional services of $3.1 million for 2012 compared to $2.5 million for 2011.

Gross margin increased two percentage points to 60% in 2012 compared to 58% in 2011. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs.

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

We also continue to develop the portfolio of cloud contact center solutions by investing in research and development. During 2012, we incurred $8.5 million in direct research and development costs compared to $5.7 million during 2011 and have capitalized an additional $5.5 million of costs incurred during 2012 related to our internally developed software compared to $4.8 million during 2011.

Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $4.0 million in 2012 compared to 2011 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment and the overall increase in indirect expenses.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed operating results for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net revenue	$61,140	$55,575	$48,602	5,565	10%	6,973	14%
Costs of revenue	39,365	37,642	35,637	1,723	5%	2,005	6%
Gross profit	21,775	17,933	12,965
Gross margin	36%	32%	27%
Operating expenses:
Direct selling and marketing	3,511	3,207	3,421	(304)	9%	(214)	(6%)
Indirect	3,670	2,977	3,336	(693)	23%	(359)	(11%)
Income from operations	$14,594	$11,749	$6,208

Results of 2013 versus 2012

Network connectivity segment revenue increased $5.6 million or 10% to $61.1 million during 2013 from $55.6 million in 2012. This increase is attributable to the Network connectivity revenue from our inContact portfolio customers exceeding the attrition of our network connectivity only customers. Our costs of revenue increased 5% due to the increase in revenue, but Network connectivity gross margin increased 4% due to increased efficiencies in call routing related to continued investment in technology and lower negotiated direct costs, which resulted in lower per-minute network connectivity costs. Selling and marketing expenses increased 9% due to increased personnel costs related to Network connectivity sales support associated with our inContact portfolio customers, partially offset by lower third-party commissions.  Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased 23% during 2013 compared to 2012 primarily due to an increase in bad debt allocated to the Network connectivity segment.

Results of 2012 versus 2011

Network connectivity segment revenue increased $7.0 million or 14% to $55.6 million during 2012 from $48.6 million in 2011. This increase is attributable to the Network connectivity revenue from our inContact portfolio customers exceeding the attrition of our network connectivity only customers. Our costs of revenue increased 6% due to the increase in revenue, but Network connectivity gross margin increased 5% due to increased efficiencies in call routing related to a 2011 investment in technology and lower negotiated direct costs, which resulted in lower per-minute network connectivity costs. Selling and marketing expenses decreased 6% due to lower third-party commissions associated with the attrition of our network connectivity only customers offset partially by increased commissions for Network connectivity revenue associated with our inContact portfolio customers. Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment decreased 11% during 2012 compared to 2011 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment.

Liquidity and Capital Resources

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents, cash available to draw under a term loan agreement (“2013 Term Loan”) and available borrowings under our Revolving Credit Agreement, which expires in July 2015. At December 31, 2013, we had $49.1 million of cash and cash equivalents. In addition to our $49.1 million of cash and cash equivalents, we have access to additional available borrowings under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements, and our 2013 Term Loan with Zions. The available borrowings under the Revolving Credit Agreement at December 31, 2013 were $14.9 million, based on the maximum available advance amount calculated on the December 20, 2013 borrowing base certificate. The available borrowings under the 2013 Term Loan at December 31, 2013 was $1.0 million. Total cash and additional availability under the Revolving Credit Agreement and 2013 Term Loan was $65.0 million at December 31, 2013. The Revolving Credit Agreement is collateralized by substantially all our assets.

We experienced a net loss of $9.0 million during the year ended December 31, 2013. Significant non-cash expenses affecting operations during 2013 were $11.5 million of depreciation and amortization and $4.3 million of stock-based compensation. The non-cash expenses were offset by increases in accounts receivable, other assets, trade accounts payable and deferred revenue resulting in $7.6 million of cash from operating activities during 2013.

Our working capital of $48.0 million at December 31, 2013 decreased from $51.1 million at December 31, 2012. The decrease is primarily due to a $2.4 million increase in trade accounts payable as a result of the timing of vendor payments.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash, our Revolving Credit Agreement and our 2013 Term Loan to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our Revolving Credit Agreement and available borrowings under our 2013 Term Loan will be sufficient to meet our cash requirements during the next twelve months.

Revolving Credit Agreement

On July 16, 2009, we entered into a Revolving Credit Agreement with Zions. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $8.5 million under a Revolving Credit Agreement. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month.

In June 2013, we amended certain terms of the Revolving Credit Agreement with Zions (“Amendment”).  The Amendment increased the allowable balance outstanding from $8.5 million to $15.0 million, decreased the interest rate from 4.5% to 4.0% per annum above the ninety day London InterBank Offered Rate (“LIBOR”), extended the term from July 2014 to July 2015 and the financial covenant of minimum quarterly EBITDA was changed from $1.8 million to $2.5 million. This financial covenant is only applicable if net cash is less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million. There was $14.9 million of unused commitment at December 31, 2013, based on the maximum available advance amount calculated on the December 20, 2013 borrowing base certificate.

The balance of our Revolving Credit Agreement was $1.0 million at December 31, 2012, which was paid in January 2013 and we had no outstanding balance on our Revolving Credit Agreement at December 31, 2013.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in April 2012. As of December 31, 2013, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.5 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at December 31, 2013.

Promissory Note

In October 2011, we entered into a promissory note (“Promissory Note”) with Zions for $2.5 million to finance the acquisition and development of our infrastructure in Europe to support sales made by us and our resellers in Europer, Middle East and Africa (“EMEA”). The amount outstanding at December 31, 2013 was $694,000. The interest rate under the Promissory Note is 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Promissory Note is paid monthly in arrears, and principal is paid in 36 equal monthly installments ending in October 2014. The financial covenants are the same as the Revolving Credit Agreement, except that if at any time the aggregate value of cash, cash equivalents and marketable securities is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.1 million, calculated as of the last day of each calendar quarter, is required. The Promissory Note is guaranteed by Unify and provides that in the event of default by the Company the title will transfer to Unify thereby ensuring continuation of services to their resold customers.

Term Loans

In April 2012, we entered into a term loan agreement (“2012 Term Loan”) with Zions for $4.0 million, which matures in May 2016. We drew $4.0 million on the 2012 Term Loan in April 2013. Interest will be paid monthly in arrears and the principal will be paid in 36 equal monthly installments and commenced in September 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR  rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

In June 2013, we entered into another the 2013 Term Loan with Zions for $4.0 million, which matures in June 2017.  We are allowed to draw on the 2013 Term Loan through June 2014 and the interest rate is 4.25% per annum above the ninety day LIBOR.  We drew $3.0 million on the 2013 Term Loan in December 2013. The principal will be paid in 36 equal monthly installments commencing in August 2014.  The 2013 Term Loan is collateralized by the same assets as the Revolving Credit Agreement.

Cash Flows

In summary, our cash flows for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash from (used in) operating activities	$7,566	$4,433	$(3,232)
Net cash used in investing activities	$(17,027)	$(9,232)	$(10,022)
Net cash from financing activities	$9,773	$35,911	$20,657

During the year ended December 31, 2013, operating activities provided $7.6 million of cash, which was primarily due to $16.5 million of non-cash expenses affecting operations and an increase in liabilities of $5.0 million, offset by our net loss of $9.0 million and decrease in assets of $4.8 million.

During 2013, we used $17.0 million of cash in investing activities primarily used for development of internal use software and purchases of property and equipment.

Cash received from financing activities was $9.8 million in 2013 and was primarily due to proceeds of $7.1 million from the exercise of options and borrowing of $7.0 million from the 2012 and 2013 Term Loans.  These inflows were offset by payments on long-term debt and capital leases of $3.5 million and net payments of $1.0 million on our Revolving Credit Agreement.

We had an overall net increase in cash of $312,000 during the year ended December 31, 2013 and we expect to continue to invest in our sales and marketing activities to grow revenue related to our inContact portfolio and additional network capacity and resources to support our expanding operations.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. However, we have purchase commitments with national network connectivity providers, long term debt, capital leases, operating leases and hosting services. The following table discloses aggregate information about our material contractual obligations and the periods in which payments are due as of December 31, 2013 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Promissory note and term loans	$6,917	$2,444	$4,473	$—	$—
Interest obligation on promissory note and term loans (1)	508	278	230	—	—
Capital leases	1,224	1,041	183	—	—
Operating leases	3,197	1,821	1,376	—	—
Purchase obligations—hosting services	5,216	2,112	2,933	171	—
Purchase commitments(2)	50	50	—	—	—
Total contractual obligations	$17,112	$7,746	$9,195	$171	$—

(1)	The interest obligation will fluctuate based on fluctuation of the LIBOR rate. This obligation is based on the rate at December 31, 2013 of 4.74%.
(2)

We have a purchase commitment with a national network connectivity provider. The purchase commitment provides for a monthly minimum of $50,000, which can be terminated with a thirty day written notice. We exceeded our monthly minimums with this carrier in 2013.

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

Revenue is determined and recognized based on the type of service provided for the customer as follows:

—

inContact portfolio of services. Revenue is derived from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Because customers do not have the right to take possession of the software, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. Monthly recurring subscription charges are generally billed in arrears and recognized for the period in which they are earned. For subscription contracts with multiple elements (software, training, installation and network connectivity services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangement. In addition to the monthly recurring subscription revenue, revenue is also derived on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) are recognized as revenue over the period that services are provided. Fees for network connectivity services in multiple element arrangements within the inContact portfolio are based on usage and are recognized as revenue in the same manner as fees for network connectivity services discussed in the following paragraph. Also included is revenue related to the quarterly minimum purchase commitments from a related party reseller.

—

Network connectivity services. Revenue is derived from network connectivity services, such as dedicated transport, VoIP connectivity, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our inContact portfolio and allows us to provide the all-in-one inContact solution. Revenue for the network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

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

Intangible Assets: We estimate the useful lives of intangibles, (which include acquired customer lists, patents and acquired technology), in order to determine the amount of amortization expense to be recorded during any reporting period. We generally use an accelerated method to amortize customer lists acquired after 2004. Other intangibles are amortized using the straight-line method. We test intangible assets for impairment annually or when events or circumstances indicate the existence of a possible impairment. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of continuing technology rights protection.

Goodwill: We evaluate goodwill for impairment, at a minimum, on an annual basis on September 30 of each year and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable using a two-step process. First, the fair values are estimated using a market-based valuation approach utilizing a multiple of revenues. Determining fair value requires the exercise of significant judgments, including judgments about relevant revenue multiples of comparable companies. We have two reporting units (identified as our segments, Software and Network connectivity). All of the goodwill of $6.6 million relates to the Software reporting unit. Therefore, only the carrying value of the Software reporting unit was evaluated. If the carrying value of the Software reporting unit exceeds its fair value, then the second step is performed, and an impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. At September 30, 2013, the fair value of the Software reporting unit exceeded its carrying value so no impairment charge was recorded during the year ended December 31, 2013. There were no events or circumstances from the date of our assessment through December 31, 2013 that would impact this assessment.

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

Interest rates on some of our outstanding leases and Revolving Credit Agreement are variable so market fluctuations in interest rate may increase our interest expense.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The consolidated financial statements of inContact appear at the end of this report beginning with the index to Financial Statements on page F-1 (see Part IV, Item 15 “Financial Statements”), and are incorporated herein.

Supplementary Financial Information—(Unaudited)

The following tables set forth the Company’s selected unaudited quarterly data for 2013 and 2012 (in thousands, except per share data):

	Quarter
2013	1st	2nd	3rd	4th
Net revenues	$31,645	$31,083	$32,239	$35,070
Gross Profit	15,177	15,129	15,468	16,886
Net loss	(1,163)	(1,776)	(2,516)	(3,563)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.06)
	Quarter
2012	1st	2nd	3rd	4th
Net revenues	$25,556	$26,140	$27,933	$30,651
Gross Profit	11,239	11,685	13,115	14,465
Net loss	(1,868)	(1,760)	(882)	(874)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.02)	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2013. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer) concluded that our disclosure controls and procedures were effective as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by DELOITTE & TOUCHE LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(c).

(c) Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of inContact, Inc.

Salt Lake City, Utah

We have audited the internal control over financial reporting of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 7, 2014

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

Information required by this Item 11 on executive compensation will be presented in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 on security ownership of certain beneficial owners and managements will be presented in our 2014 Proxy Statement and is incorporated herein by reference. Information regarding equity compensation plans is presented under Item 5 of this report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 regarding certain related transactions and director independence will be presented in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information required by this Item 14 will be presented in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedule

Documents filed as part of this report:

(1)

Financial Statements. The following consolidated financial statements and the notes thereto, and the Report of Independent Registered Public Accounting Firms are incorporated by reference as provided in Item 8 of this report:

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation, as amended (1)
3.2	Amendment to the Certificate of Incorporation dated June 26, 2004 (2)
3.3	Amendment to the Certificate of Incorporation dated October 14, 2008 (3)
3.4	ByLaws (4)
4.1	Investor Rights Agreement dated June 14, 2011, with Enterprise Networks Holdings, Inc. (15)
10.1	Long-Term Stock Incentive Plan (4)
10.2	2005 Employee Stock Purchase Plan, as amended (23)
10.3	Form of Stock Option Agreement used prior to June 1999 (5)
10.4	Form of Stock Option Agreement used after June 1999 (5)
10.5	Form of Stock Option Agreement for awards granted under the Annual Executive Stock Option Plan (6)
10.6	Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (7)
10.7	Form of Notice of Restricted Stock Unit Grant to Non-Employee Directors (8)
10.8	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors (8)
10.9	2008 Equity Incentive Plan, as amended (9)
10.10	Revolving Credit Loan Agreement between inContact and Zions dated July 16, 2009 (10)
10.11	Amendment to Loan Agreement between inContact and Zions dated February 22, 2010 (11)
10.12	Note Modification Agreement and Allonge between inContact and Zions dated August 3, 2010 (12)
10.13	Second Amendment to Loan Agreement between inContact and Zions dated August 3, 2010 (13)
10.14	Second Note Modification Agreement and Allonge between inContact and Zions dated March 1, 2011 (16)
10.15	Third Amendment to Loan Agreement between inContact and Zions dated March 1, 2011 (16)
10.16	Master Finance Lease Agreement No. 0012773 with Zions dated July 23, 2009 (16)

Exhibit No.	Title of Document
10.17	Form of Common Stock Purchase Agreement dated June 14, 2011 (15)
10.18	Form of Registration Rights Agreement dated June 14, 2011 (15)
10.19	Fourth Amendment to Loan Agreement between inContact and Zions dated June 29, 2011 (17)
10.20	Master Reseller Agreement between inContact and Siemens (18)
10.21	Loan Agreement with Zions dated October 7, 2011 (19)
10.22	Promissory Note issued to Zions dated October 7, 2011 (19)
10.23	Guarantee Agreement by Siemens Enterprise Communications with Zions dated October 7, 2011 (19)
10.24	Security Transfer Agreement with Siemens Enterprise Communications dated October 7, 2011 (19)
10.25	First Amendment to Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (19)
10.26	Amended and Restated Loan Agreement between inContact and Zions dated April 30, 2012 (20)
10.27	Amended and Restated Promissory Revolving Loan Note issued to Zions dated April 30, 2012 (20)
10.28	Promissory Term Loan Note to Zions dated April 30, 2012 (20)
10.29	Stock purchase agreement with Piper Jaffray & Co. dated September 13, 2012 (21)
10.30	Addendum 1 to Master Reseller Agreement dated February 13, 2013, with Siemens Enterprise Communications (23)
10.31	Amendment to Investor Rights Agreement dated February 13, 2013, with Enterprise Networks Holding (23)
10.32	2nd Amendment to Lease Agreement for Additional Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (23)
10.33	First Amendment to Amended and Restated Loan Agreement, dated June 21, 2013 (22)
10.34	Promissory Term Loan Note to Zions First National Bank dated June 21, 2013 (22)
14.1	Code of Ethics (14)
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

This document was filed as an exhibits to the annual report on Form 10-KSB for 2003 filed by inContact with the Securities and Exchange Commission on March 30, 2004, and is incorporated herein by this reference.

(2)

This document was filed as an exhibit to the annual report on Form 10-K for 2004 filed by inContact with the Securities and Exchange Commission on March 30, 2005, and is incorporated herein by this reference.

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

(6)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on March 13, 2007, and is incorporated herein by this reference.
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

(9)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on August 9, 2013, and is incorporated herein by this reference.
(10)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on July 21, 2009, and is incorporated herein by this reference.
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

(19)

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

(22)

These documents were filed as exhibits to the quarterly report on Form 10Q filed by inContact with the Securities and Exchange Commission on August 9, 2013, and are incorporated herein by this reference.

(23)

These documents were filed as an exhibit to the annual report on Form 10-K for 2012 filed by inContact with the Securities and Exchange Commission on March 18, 2013, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCONTACT, INC.
Date: March 7, 2014	/S/ PAUL JARMAN
Paul Jarman Chief Executive Officer (Principal Executive Officer)
Date: March 7, 2014	/S/ GREGORY S. AYERS
Gregory S. Ayers Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2014	/S/ THEODORE STERN
Theodore Stern, Director
Date: March 7, 2014	/S/ STEVE M. BARNETT
Steve M. Barnett, Director
Date: March 7, 2014	/S/ PAUL JARMAN
Paul Jarman, Director
Date: March 7, 2014	/S/ BLAKE O. FISHER
Blake O. Fisher, Director
Date: March 7, 2014	/S/ PAUL F. KOEPPE
Paul F. Koeppe, Director
Date: March 7, 2014	/S/ MARK J. EMKJER
Mark J. Emkjer, Director
Date: March 7, 2014	/S/ HAMID AKHAVAN
Hamid Akhavan, Director

INCONTACT, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of inContact, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of inContact, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 7, 2014

INCONTACT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$49,148	$48,836
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible accounts of $2,203 and $831, respectively	18,682	18,043
Other current assets	4,217	3,278
Total current assets	72,128	70,238
Property and equipment, net	23,716	19,862
Intangible assets, net	3,971	1,156
Goodwill	6,563	4,086
Other assets	1,540	1,005
Total assets	$107,918	$96,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,696	$7,247
Accrued liabilities	6,482	5,638
Accrued commissions	2,072	1,610
Current portion of deferred revenue	2,440	1,973
Current portion of long-term debt and capital lease obligations	3,461	2,691
Total current liabilities	24,151	19,159
Long-term debt and capital lease obligations	4,580	2,859
Deferred rent	487	383
Deferred revenue	3,981	1,958
Total liabilities	33,199	24,359
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 55,346 and 52,886 shares issued and outstanding, respectively	6	5
Additional paid-in capital	167,422	154,184
Accumulated deficit	(92,709)	(82,201)
Total stockholders’ equity	74,719	71,988
Total liabilities and stockholders’ equity	$107,918	$96,347

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Net revenue:
Software	$68,897	$54,705	$39,870
Network connectivity	61,140	55,575	48,602
Total net revenue	130,037	110,280	88,472
Costs of revenue:
Software	28,012	22,134	16,940
Network connectivity	39,365	37,642	35,637
Total costs of revenue	67,377	59,776	52,577
Gross profit	62,660	50,504	35,895
Operating expenses:
Selling and marketing	37,220	28,591	24,563
Research and development	12,605	9,401	6,354
General and administrative	21,219	17,140	14,090
Total operating expenses	71,044	55,132	45,007
Loss from operations	(8,384)	(4,628)	(9,112)
Other income (expense):
Interest income	—	3	1
Interest expense	(317)	(364)	(507)
Change in fair value of warrants	—	—	(158)
Other expense	(34)	(275)	(91)
Total other expense	(351)	(636)	(755)
Loss before income taxes	(8,735)	(5,264)	(9,867)
Income tax expense	(283)	(120)	(74)
Net loss and comprehensive loss	$(9,018)	$(5,384)	$(9,941)
Net loss per common share:
Basic and diluted	$(0.16)	$(0.11)	$(0.24)
Weighted average common shares outstanding:
Basic and diluted	54,742	47,108	40,434

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2010	35,714	$3	$84,474	—	$—	$(66,876)	$17,601
Issuance of common stock, net of issuance costs	7,188	—	23,633			—	23,633
Common stock issued for options and warrants exercised	624	1	1,585	—	—	—	1,586
Common stock issued under the employee stock purchase plan	80	—	225	—	—	—	225
Stock-based compensation	—	—	1,431	—	—	—	1,431
Issuance of restricted stock for services	18	—	67	—	—	—	67
Net loss	—	—	—	—	—	(9,941)	(9,941)
Balance at December 31, 2011	43,624	4	111,415	—	—	(76,817)	34,602
Issuance of common stock, net of issuance costs	8,000	1	37,260	—	—	—	37,261
Common stock issued for options exercised	1,196	—	3,262	—	—	—	3,262
Common stock issued under the employee stock purchase plan	66	—	280	—	—	—	280
Stock-based compensation	—	—	1,967	—	—	—	1,967
Net loss	—	—	—	—	—	(5,384)	(5,384)
Balance at December 31, 2012	52,886	5	154,184	—	—	(82,201)	71,988
Issuance of common stock, net of issuance costs	376	—	2,987	—	—	—	2,987
Common stock received for settlement of receivable and taxes upon vesting of restricted stock	—	—	—	(530)	(3,035)	—	(3,035)
Common stock issued for options exercised	2,005	1	5,722	430	2,459	(1,096)	7,086
Common stock issued under the employee stock purchase plan	41	—	265	33	206	(24)	447
Issuance of restricted stock	38	—	—	67	370	(370)	—
Stock-based compensation	—	—	4,264	—	—	—	4,264
Net loss	—	—	—	—	—	(9,018)	(9,018)
Balance at December 31, 2013	55,346	$6	$167,422	—	$—	$(92,709)	$74,719

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(9,018)	$(5,384)	$(9,941)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation of property and equipment	6,060	5,047	3,504
Amortization of software development costs	4,964	4,133	2,994
Amortization of intangible assets	434	238	544
Amortization of note financing costs	18	29	61
Interest accretion	6	9	16
Stock-based compensation	4,264	1,967	1,431
Warrants and stock issued for services	—	—	67
Change in fair value of warrants	—	—	158
Loss on disposal of property and equipment	711	274	95
Intangible assets written off	—	133	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,370)	(5,178)	(3,522)
Other current assets	(939)	(758)	(405)
Other non-current assets	(522)	(144)	(375)
Trade accounts payable	1,204	92	2
Accrued liabilities	686	1,649	924
Accrued commissions	462	319	233
Deferred rent	116	78	(88)
Deferred revenue	2,490	1,929	1,070
Net cash provided by (used in) operating activities	7,566	4,433	(3,232)
Cash flows from investing activities:
Gross decrease in restricted cash	—	165	—
Contingent purchase price payments	—	—	(135)
Purchase of intangible assets	—	(133)	—
Payments made for deposits	(12)	(23)	(98)
Proceeds from deposits	—	—	181
Acquisition of assets	(2,746)	—	—
Acquisition of a business	(2,700)	—	—
Capitalized software development costs	(6,169)	(5,504)	(4,753)
Purchases of property and equipment	(5,400)	(3,737)	(5,217)
Net cash used in investing activities	(17,027)	(9,232)	(10,022)
Cash flows from financing activities:
Proceeds from issuance of common stock	77	37,475	23,865
Offering costs payments	—	(414)	(32)
Proceeds from exercise of options and warrants	7,086	3,262	1,182
Proceeds from sale of stock under employee stock purchase plan	447	280	225
Principal payments on long-term debt and capital leases	(3,490)	(3,163)	(2,234)
Borrowings under promissory note and term loans	7,000	—	2,500
Purchase of treasury stock	(304)
Payment of debt financing fees	(43)	(29)	(79)
Borrowings under the revolving credit agreement	—	7,000	12,730
Payments under the revolving credit agreement	(1,000)	(8,500)	(17,500)
Net cash provided by financing activities	9,773	35,911	20,657
Net increase in cash and cash equivalents	312	31,112	7,403
Cash and cash equivalents at the beginning of the year	48,836	17,724	10,321
Cash and cash equivalents at the end of the year	$49,148	$48,836	$17,724
Supplemental cash flow information:
Cash paid for interest	$283	$326	$446
Cash paid for taxes	102	98	28
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$1,245	$72	$189
Property and equipment and other assets financed with capital leases	—	1,414	3,311
Common stock received for settlement of accounts receivable	2,731	—	—
Issuance of common stock for acquisition of a business	2,910	—	—
Cashless exercise of warrants	—	—	404
Equity issuance costs included in accrued liabilities	—	—	200
Contingent consideration included in accrued liabilities	145	—	—

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) is incorporated in the state of Delaware. We provide cloud contact center software solutions through our inContact® portfolio, an advanced contact handling and performance management software application. Our services also provide a variety of connectivity options for carrying inbound calls and linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of network connectivity services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the network connectivity services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of inContact and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include unbilled revenue, reserve for credits, the allowance for uncollectible accounts, attrition rates used to determine the amortization rate and estimated useful lives of customer lists acquired, the estimated customer life used to recognize revenue for professional services, and stock-based compensation.

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

We evaluate the carrying value of property and equipment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Measurement of the amount of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. We did not record any impairment charges in relation to long-lived property and equipment during the years ended December 31, 2013, 2012 or 2011.

Internal Use Software

We capitalize certain costs incurred for the development of internal use software, which are included as internal use software in property and equipment in the consolidated balance sheets. These costs include the costs associated with coding, software configuration, upgrades and enhancements that are incurred during the application development stage. These costs, net of accumulated amortization, totaled $12.6 million and $9.4 million as of December 31, 2013 and 2012, respectively. Amortization of capitalized software costs was $5.0 million in 2013, $4.1 million in 2012 and $3.0 million in 2011.

Intangible Assets

Intangible assets consist of customer lists, patents, technology, trademarks and domain names. We estimate the useful lives of our acquired customer lists based on estimated attrition rates. Customer lists are generally amortized using an accelerated method over 24 to 120 months. Patents, technology and non-compete agreements are amortized on a straight-line basis over their estimated useful lives, which range from 24 to 120 months. Trademarks have indefinite lives, with the exception of one trademark that has a useful life of 15 years.

We review our finite-lived intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of an intangible asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future net cash flows. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of our long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset, and from cash flows generated from customer lists. We did not record any impairment charges in relation to long-lived intangible assets during the years ended December 31, 2013, 2012 and 2011.

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

The impairment test for other indefinite-lived intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a discounted cash flow (“DCF”) valuation analysis. The DCF methodology used to value indefinite-lived intangible assets entails identifying the projected discrete cash flows related to such intangible assets and discounting them back to the valuation date. Significant judgments inherent in this analysis include the determination of discount rates, cash flows attributable to the intangible assets and the terminal growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets.

Upon completion of the impairment tests as of September 30, 2013, no indication of goodwill or indefinite-lived intangible asset impairment existed. There were no events or circumstances from the date of assessment through December 31, 2013 that would impact this assessment.

Revenue Recognition

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service provided for the customer as follows:

—

inContact portfolio of services. Revenue is derived from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Because customers do not have the right to take possession of the software, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. Monthly recurring subscription charges are generally billed in arrears and recognized for the period in which they are earned. For subscription contracts with multiple elements (software, training, installation and network connectivity services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangement. In addition to the monthly recurring subscription revenue, revenue is also derived on a non-recurring basis for professional services included in implementing or training. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) are recognized as revenue over the period that services are provided. Fees for network connectivity services in multiple element arrangements within the inContact portfolio are based on usage and are recognized as revenue in the same manner as fees for network connectivity services discussed in the following paragraph. Also included is revenue related to the quarterly minimum purchase commitments from a related party reseller (Note 13).

—

Network connectivity services. Revenue is derived from network connectivity, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our inContact portfolio and allows us to provide the all-in-one inContact solution. Revenue for the network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

Advertising Costs

We advertise our services through the web, partners and trade journals. Costs associated with these advertising efforts are expensed as incurred in selling and marketing expenses, and were approximately $1.5 million in 2013, $1.2 million in 2012, and $1.3 million in 2011.

Stock-Based Compensation

We measure compensation cost for equity-based awards (i.e. stock options, warrants and restricted stock units) at fair value on date of grant and recognize the fair value of compensation for awards expected to vest over the requisite service period.

We utilize the graded-vesting method, rather than the straight-line method, for recognizing compensation expense as management believes the graded-vesting method more closely matches the expense to associated services. Under this method, approximately 60% of the compensation cost is expensed in the first year of a typical three-year vesting term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience (Note 12). Actual results may differ substantially from these estimates.

Operating Leases

We lease office space under operating lease agreements. These lease agreements contain rent holidays and rent escalation provisions. We record the total rent payable during the lease terms on a straight-line basis over the term of the leases and record the difference between the rent paid and the straight-line rent as deferred rent.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, we recognize a liability or asset for the income tax consequences of all net operating loss and tax credit carryforwards and temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. At December 31, 2013 and 2012, we have a full valuation allowance against our deferred tax assets. Significant judgment is required in making this assessment, and it is difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net loss. There were no differences between comprehensive loss and net loss for 2013, 2012 and 2011.

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

Fair Value Measurements

The accounting guidance for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The guidance is applicable whenever assets and liabilities are measured and included in the financial statements at fair value. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs (Note 7).

Concentration Risks

Approximately 38%, 35% and 40% of our costs of revenue for the years ended December 31, 2013, 2012 and 2011, respectively, was incurred from four network connectivity providers.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The Company does not expect that this new guidance will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2. ACCOUNTS AND OTHER RECEIVABLES, NET

The accounts and other receivables, net balances consisted of the following (in thousands):

	December 31,
	2013	2012
Billed	$9,007	$8,853
Earned but unbilled	11,698	9,986
Other	180	35
	20,885	18,874
Less: allowance for uncollectible accounts	(2,203)	(831)
Total accounts and other receivables, net	$18,682	$18,043

Earned but unbilled consists of revenues earned in the period and billed in a subsequent period.

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2013	2012
Computer and office equipment	$27,353	$23,024
Computer software	9,021	7,275
Internal use software	29,102	20,862
Furniture and fixtures	2,531	2,185
	68,007	53,346
Less: accumulated depreciation and amortization	(44,291)	(33,484)
Total property and equipment, net	$23,716	$19,862

Total depreciation and amortization expense of property and equipment was approximately $11.0 million in 2013, $9.2 million in 2012 and $6.5 million in 2011.

Property and equipment capitalized under capital lease obligations consist primarily of computer and office equipment and were as follows (in thousands):

	December 31,
	2013	2012
Gross	$6,322	$7,003
Less: accumulated depreciation and amortization	(5,320)	(4,295)
Total	$1,002	$2,708

NOTE 4. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,663	$(16,354)	$309	$16,495	$(16,276)	$219
Technology and patents	13,312	(10,347)	2,965	10,231	(10,070)	161
Tradenames and trademarks	1,194	(551)	643	1,194	(472)	722
Domain name	54	—	54	54	—	54
Total intangible assets	$31,223	$(27,252)	$3,971	$27,974	$(26,818)	$1,156

We recorded amortization expense for intangible assets of approximately $434,000 in 2013, $238,000 in 2012 and $544,000 in 2011.

Based on the recorded intangibles at December 31, 2013, estimated amortization expense is expected to be $658,000 in 2014, $587,000 in 2015, $581,000 in 2016, $483,000 in 2017, $388,000 in 2018 and $1.2 million thereafter.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued vendor charges	$594	$259
Accrued payroll and other compensation	3,687	3,061
Excess recovery reserve	1,157	1,818
Other	1,044	500
Total accrued liabilities	$6,482	$5,638

NOTE 6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2013	2012
Revolving credit agreement with Zions First National Bank (“Zions”), with maximum availability of $15.0 million and $8.5 million, respectively, bearing interest at the 90 day London InterBank Offered Rate (“LIBOR”) plus 4.0 % and 4.5%, respectively (4.24% and 4.81% at December 31, 2013 and 2012, respectively), requirement to repay outstanding principal balance in July 2015 and July 2014, respectively	$—	$1,000
Promissory note payable to Zions, bearing interest at the 90 day LIBOR plus 4.5% (4.74% and 4.81% at December 31, 2013 and 2012, respectively), payable monthly with final principal payment due in October 2014	694	1,528
Term loans payable to Zions, bearing interest at the 90 day LIBOR plus 4.5% (4.74% and 4.81% at December 31, 2013 and 2012, respectively), payable monthly with final principal payments due in May 2016 and July 2017	6,223	—
Capital lease obligations	1,184	3,062
Total debt and capital lease obligations	8,101	5,590
Debt discounts	(60)	(40)
Net total debt and capital lease obligations	$8,041	$5,550
Presented in the consolidated balance sheet as follows:
Current portion of debt	$2,444	$833
Current portion of capital lease obligations	1,042	1,876
Current portion of debt discounts	(25)	(18)
Total current portion of debt and capital lease obligations	$3,461	$2,691
Long-term portion of debt	$4,473	$1,695
Long-term portion of capital lease obligations	142	1,186
Long-term portion of debt discounts	(35)	(22)
Total long-term portion of debt and capital lease obligations	$4,580	$2,859

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $8.5 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $8.5 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. In June 2013, we amended certain terms of the Revolving Credit Agreement with Zions (“Amendment”).  The Amendment increased the allowable balance outstanding from $8.5 million to $15.0 million, decreased the interest rate from 4.5% to 4.0% per annum above the ninety day LIBOR, extended the term from July 2014 to July 2015 and the financial covenant of minimum quarterly EBITDA was changed from $1.8 million to $2.5 million. This financial covenant is only applicable if net cash is less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million.  There was $14.9 million of unused commitment at December 31, 2013, based on the maximum available advance amount calculated on the December 20, 2013 borrowing base certificate.

The balance of our Revolving Credit Agreement was $1.0 million at December 31, 2012, which was paid in January 2013 and we had no outstanding balance on our Revolving Credit Agreement at December 31, 2013. Interest under the Revolving Credit Agreement is paid monthly in arrears, and any outstanding principal is due in July 2015.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in June 2013. As of December 31, 2013, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.5 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at December 31, 2013.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Promissory Note

In October 2011, we entered into a promissory note payable (“Promissory Note”) to Zions for $2.5 million to finance the acquisition and development of our infrastructure in Europe to support sales made by us and our resellers in Europe, the Middle East and Asia (“EMEA”). The balance at December 31, 2013 was $694,000. The interest rate under the Promissory Note is 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Promissory Note is paid monthly in arrears, and principal is paid in 36 equal monthly installments and commenced in November 2011. The financial covenants are the same as the Revolving Credit Agreement, except that if at any time the aggregate value of cash, cash equivalents and marketable securities is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.1 million, calculated as of the last day of each calendar quarter, is required. The Promissory Note is guaranteed by a reseller, Unify, Inc. (“Unify”) (formerly Siemens Enterprise Communications), as described in Note 13 and provides that in the event of a default by the Company the title will transfer.

Term Loans

In April 2012, we entered into a term loan agreement (“2012 Term Loan”) with Zions for $4.0 million, which matures in May 2016. We drew $4.0 million on the 2012 Term Loan in April 2013. Interest is paid monthly in arrears and the principal is paid in 36 equal monthly installments and commenced in September 2013. The interest rate under the Term Loan is 4.5% per annum above the ninety day LIBOR  rate, adjusted as of the date of any change in the ninety day LIBOR. The financial covenants are the same as the Revolving Credit Agreement.

In June 2013, we also entered into a term loan agreement (“2013 Term Loan”) with Zions for $4.0 million, which matures in June 2017.  We are allowed to draw on the 2013 Term Loan through June 2014 and the interest rate is 4.25% per annum above the ninety day LIBOR.  We drew $3.0 million on the 2013 Term Loan in December 2013. The principal will be paid in 36 equal monthly installments commencing in August 2014 and we may prepay any portion of the 2013 Term Loan without penalty or premium.  The 2013 Term Loan is collateralized by the same assets as the Revolving Credit Agreement.

During the year ended December 31, 2013, we paid $778,000 of term loan principal to Zions. The total term loan balance was $6.2 million at December 31, 2013.

Long-term debt maturities, excluding capital lease obligation payments, consisted of the following as of December 31, 2013 (in thousands):

Year ending December 31,
2014	$2,444
2015	2,333
2016	1,556
2017	584
Total long-term debt maturities	$6,917

Capital Lease Obligations

In February 2010, we entered into an equipment leasing facility with Zions Credit Corporation (“Zions Credit”) of up to $2.5 million. We have utilized the entire $2.5 million of the leasing facility. The interest rate is 5.8% and the final lease payment was in December 2013 and the balance of the capital lease obligations related to this leasing facility was zero at December 31, 2013.

In March 2011, we entered into an equipment leasing facility commitment with Zions Credit of up to $3.0 million. We have utilized the entire $3.0 million of the leasing facility. The interest rate is 5.9% and the final lease payments will be in April 2015. The balance of the capital lease obligations related to this leasing facility was $1.1 million at December 31, 2013.

In July 2012, we entered into a capital lease obligation for certain software licensing, which requires monthly payments of $4,000 beginning in August 2012 and ending in July 2015. The balance of the capital lease obligations related to this lease was $72,000 at December 31, 2013.

The following schedule shows the future minimum lease payments under capital lease obligations at December 31, 2013 (in thousands):

Year ending December 31,
2014	$1,040
2015	185
Total future minimum lease payments	1,225
Less amount representing interest	(41)
Total capital lease obligations	1,184
Less current portion	(1,042)
Long-term capital lease obligations, net of current portion	$142

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

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments and are considered to be classified within Level 2 of the fair value hierarchy, except for cash and cash equivalents which is Level 1. The fair values of the revolving credit note, promissory notes payable and term loans were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of December 31, 2013 and 2012. We consider the input related to our credit risk to be within Level 3 of the fair value hierarchy due to the limited number of our debt holders and our inability to observe current market information. We estimated our current credit risk as of December 31, 2013 and 2012 based on recent transactions with our creditors. The carrying value and estimated fair value of our revolving credit note, promissory notes payable and term loans are as follows (in thousands):

	December 31,
	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit note	$—	$—	$1,000	$1,000
Promissory notes	$694	$694	$1,528	$1,528
Term loans	$6,223	$6,223	$—	$—

Basis for Valuation

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and 2012.  The carrying amounts of the term loans approximates fair value as the interest rates are variable and are based on market value.

NOTE 8. INCOME TAXES

The components of income tax expense for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
Foreign	222	41	15
State	61	79	59
Total current	283	120	74
Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$283	$120	$74

Income tax expense differs from amounts computed by applying the statutory federal rate of 34.0% to pretax loss for the years ended December 31, 2013, 2012, and 2011, as follows (in thousands):

	December 31,
	2013	2012	2011
Computed federal income tax benefit at statutory rate of 34.0%	$(2,970)	$(1,790)	$(3,355)
State income taxes	53	47	42
Meals and entertainment	155	109	94
Other	(108)	5	50
Foreign taxes	(4)	(58)	15
Stock-based compensation	129	41	138
Change in valuation allowance	3,028	1,766	3,090
Total income tax expense	$283	$120	$74

Deferred federal and state income tax assets and liabilities at December 31, 2013 and 2012, consisted of the following temporary differences and carry-forward items (in thousands):

	December 31,
	2013		2012
	Current	Non-current	Current	Non-current
Deferred income tax assets:
Net operating loss carry-forwards	$—	$24,506	$—	$21,958
AMT and foreign tax credit carry-forwards	—	290	—	112
Property and equipment, and intangible assets	—	(213)	—	822
Reserves, accrued liabilities, and other	1,460	1,593	1,149	874
Stock-based compensation	—	2,466	—	2,159
Total deferred income tax assets	1,460	28,642	1,149	25,925
Valuation allowance	(1,460)	(28,642)	(1,149)	(25,925)
Deferred income tax assets	$—	$—	$—	$—

We establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We are uncertain whether our deferred tax assets can be realized due to our history of operating losses. Accordingly, a valuation allowance has been recorded at December 31, 2013 and 2012 to reduce the deferred income tax assets to the amount which management believes is more likely than not to be realized.

The net change in our valuation allowance was an increase of $3.0 million in 2013, an increase of $2.2 million in 2012 and an increase of $3.7 million in 2011.

As of December 31, 2013, we had net operating loss carry-forwards for federal income tax reporting purposes of approximately $72.2 million that will begin to expire starting in 2018 through 2033 if not utilized. We had state net operating loss carry-forwards of approximately $76.1 million which expire depending on the rules of the various states to which the net operating losses are allocated.

Approximately $12.9 million of net operating loss carry-forwards as of December 31, 2013 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized. We also have alternate minimum tax credit carry-forwards of approximately $69,000 that have no expiration date. We also have foreign tax credit carry-forwards of approximately $222,000 which begin to expire in 2023.  Utilization of our net operating loss and tax credit carry-forwards are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of a portion of the net operating loss and credit carry-forwards before they are fully utilized.

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

The Company’s U.S. federal income tax returns for 2010 through 2013 are open tax years. The Company also files in various foreign and state jurisdictions. With few exceptions, the Company is no longer subject to foreign or state income tax examinations by tax authorities for years prior to 2010.

NOTE 9. ASSET ACQUISITION

In March 2013, we acquired technology for $1.9 million in cash, which we plan to use to add mobile and social features in our existing applications. In April and June 2013, development earnout measures were achieved resulting in additional payments totaling $800,000. The value of the assets acquired was recorded as in process technology and is included in internal use software.  In December 2013, we determined that $545,000 of the acquired technology would not be utilized in the foreseeable future and therefore was disposed of.

NOTE 10. ACQUISITION OF A BUSINESS

In December 2012, we entered into an agreement with Transcend Products LLC (“Transcend”) pertaining to the potential acquisition of Transcend to provide enhanced functionality for our existing service offerings. The option to purchase Transcend was exercised and the purchase closed in July 2013 for $2.7 million in cash and 376,459 shares of our common stock valued at $2.9 million, which was discounted from $3.0 million in the purchase agreement for the lack of marketability. Furthermore, if the acquisition generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million in cash or shares of our common stock. At December 31, 2013, this contingent liability has been recorded in accrued liabilities at its fair market value of $145,000 and was included as part of the purchase consideration at the same amount.

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

July 2 2013
Property and equipment, net	$29
Intangible assets, net	3,249
Goodwill	2,477
Total assets acquired	$5,755

In connection with the acquisition, we incurred professional fees of $23,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to buyer synergies and assembled workforce. All of the goodwill was assigned to the software segment. The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Goodwill balance at January 1	$4,086	$4,086
Additions as the result of acquisition	2,477	—
Goodwill balance at December 31	$6,563	$4,086

Intangible assets acquired in the acquisition include customer relationships, patents and technology, which are amortized on a straight-line basis. The following sets forth the intangible assets purchased as part of the Transcend acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	December 31, 2013
	Gross Assets	Accumulated Amortization	Intangible Assets, Net	Economic Useful Life (in years)
Customer relationships	$168	$(24)	$144	3.5
Patents	2,168	(109)	2,059	10.0
Technology	913	(91)	822	5.0
Total intangibles	$3,249	$(224)	$3,025

NOTE 11. CAPITAL TRANSACTIONS

Issuances of Common Stock

In September 2012, we sold 8.0 million shares of common stock in the open market for net proceeds of $37.3 million.

In June 2011, we sold 7.2 million shares of common stock to a single investor for net proceeds of $23.6 million.

We received proceeds of $7.1 million, $3.3 million and $1.2 million from the exercise of 2.4 million, 1.2 million and 624,000 options and warrants during the years ended December 31, 2013, 2012 and 2011, respectively.

We issued 18,000 shares of common stock valued at $67,000 to a third party for investor relations services during the year ended December 31, 2011.

Employee Stock Purchase Plan

We reestablished the ability for employees to participate in the 2005 Employee Stock Purchase Plan (“Purchase Plan”) commencing on October 1, 2010. The Purchase Plan provides that up to 1.0 million shares of common stock may be sold to participating employees and expires at the beginning of 2019. Each participating period is three months in length. The purchase price a participant pays for the shares is equal to 85% of the closing market bid price of the common stock on the first business day or the last business day of each participating period, whichever is lower. We issued 74,000, 66,000 and 80,000 shares of common stock for proceeds of $447,000, $280,000 and $225,000 under the Purchase Plan to eligible employees during the years ended December 31, 2013, 2012 and 2011, respectively. Stock compensation expense recognized under the Purchase Plan was $129,000, $91,000 and $72,000 during the years ended December 31, 2013, 2012 and 2011. The Company had 754,000 shares of common stock available for issuance under the Purchase Plan at December 31, 2013.

Preferred Stock

The Board of Directors is authorized to issue shares of our authorized but unissued preferred stock in one or more series. With respect to any series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or any other characteristics, preferences, limitations, rights, privileges, immunities or terms. There was no preferred stock outstanding at December 31, 2013 or 2012.

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

There were no outstanding warrants during 2012 or 2013. The following tables summarize the warrant activity for the years ended December 31, 2011 as follows (in thousands, except per share amounts):

	Outstanding Warrants	Range of Exercise Prices	Weighted-Average Exercise Price
Balance at December 31, 2010	455	$1.00—2.90	$2.50
Exercised	(455)	1.00—2.90	2.50
Balance at December 31, 2011	—	$0.00	$0.00

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

Our stock-based compensation primarily consists of the following plans:

2008 Equity Incentive Plan: Effective July 1, 2008, we established the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan provides for a maximum of 6.8 million shares of our common stock to be awarded to participants and their beneficiaries. The shareholders approved and we amended the inContact 2008 Equity Incentive Plan increasing the number of common shares available for awards from 5.3 million to 6.8 million in June 2013. The Compensation Committee (the “Committee”), as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the 2008 Plan. The Committee may grant incentive stock options; non-qualified options; stock appreciation rights (“SAR”) and restricted stock awards (“RSA”). The terms and exercise prices of options are established by the Committee; except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2013, the total number of shares available to be awarded under the 2008 Plan was 1.5 million.

Long-Term Stock Incentive Plan: Effective March 11, 1999, we established the Long-Term Stock Incentive Plan (“1999 Plan”). The 1999 Plan provides for a maximum of 1.2 million shares of our common stock to be awarded to participants and their beneficiaries. The Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under 1999 Plan. The Committee may grant incentive stock options; non-qualified options; SARs; and on a limited basis, stock awards. The terms and exercise prices of options are established by the Committee; except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2013, the total number of shares available to be awarded under the 1999 Plan was 276,000.

Other Options: Our Board of Directors has from time to time authorized the grant of stock options to directors, officers, key employees and consultants as compensation and in connection with obtaining financing.

Stock-based compensation expense (including stock options, warrants, restricted stock, restricted stock awards and employee stock purchase plan) was included in the following captions within the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Costs of revenue	$509	$374	$267
Selling and marketing	1,001	486	432
Research and development	1,160	451	139
General and administrative	1,594	656	660
Total stock-based compensation expense	$4,264	$1,967	$1,498

Employee Stock Options

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Dividend yield	None	None	None
Volatility	52%	68%	71%
Risk-free interest rate	0.94%	0.50%	1.21%
Expected life (years)	4.0	4.3	4.0

The following tables summarize all stock option activity during the years ended December 31, 2013, 2012 and 2011, (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2010	4,738	$2.74
Granted	1,289	$3.62
Exercised	(469)	$2.52
Cancelled or expired	(365)	$2.98
Balance at December 31, 2011	5,193	$2.95
Granted	1,341	$5.24
Exercised	(1,196)	$2.73
Cancelled or expired	(194)	$3.50
Balance at December 31, 2012	5,144	$3.58
Granted	757	$7.52
Exercised	(2,435)	$2.91
Cancelled or expired	(541)	$3.67
Balance at December 31, 2013	2,925	$5.14	3.4	$7,862
Vested and exercisable at December 31, 2013	1,033	$3.86	2.5	$4,081
Unvested at December 31, 2013	1,892	$5.85	3.9	$3,781

We received cash proceeds from the exercise of options of $7.1 million, $3.3 million and $1.2 million in 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $12.3 million, $3.2 million and $840,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

A summary of the options outstanding and options exercisable at December 31, 2013 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Vested and Exercisable
Exercise price range	Options	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$0.91 –$1.81	101	0.2	$1.76	101	$1.76
$1.82 –$2.72	121	1.5	$2.44	121	$2.44
$2.73 –$3.63	577	2.1	$3.31	328	$3.23
$3.64 –$4.54	105	2.6	$4.11	48	$4.12
$4.55 –$5.45	1,244	3.7	$5.18	414	$5.17
$5.46 –$6.36	80	3.7	$5.67	19	$5.62
$6.37 –$7.27	40	4.3	$6.90	2	$6.65
$7.28 –$8.18	582	4.7	$7.59	—	$0.00
$8.19 –$9.09	75	4.6	$8.55	—	$0.00
	2,925	3.4	$5.14	1,033	$3.86

A summary of the activity for unvested option awards for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Options	Weighted-Average Fair Value
Balance at December 31, 2010	1,651	$1.48
Granted	1,289	$1.93
Vested	(661)	$1.44
Cancelled or expired	(281)	$1.49
Balance at December 31, 2011	1,998	$1.77
Granted	1,341	$2.71
Vested	(891)	$1.69
Cancelled or expired	(188)	$1.88
Balance at December 31, 2012	2,260	$2.35
Granted	757	$3.05
Vested	(1,000)	$2.19
Cancelled or expired	(125)	$2.42
Balance at December 31, 2013	1,892	$2.71

As of December 31, 2013, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $2.3 million and is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Awards

The following tables summarize the restricted stock awards activity during the years ended December 31, 2013, 2012 and 2011, (in thousands, except per share amounts):

	Number of Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2010	443	$1.67
Granted	58	$4.87
Balance at December 31, 2011	501	$2.04
Granted	167	$5.30
Balance at December 31, 2012	668	$2.86
Granted	523	$7.86
Released	(82)	$7.84
Balance at December 31, 2013	1,109	$4.95
Vested at December 31, 2013	573	$2.56
Unvested at December 31, 2013	536	$7.51

The total fair value of restricted stock awards granted during 2013, 2012 and 2011 was approximately $4.1 million, $280,000 and $280,000, respectively. As of December 31, 2013, the total remaining unrecognized compensation cost related to unvested restricted stock awards, net of forfeitures, was approximately $896,000 and is expected to be recognized over a weighted average period of 1.5 years.

In November 2013, our Chief Executive Officer had 398,505 options expire where the Company’s stock price exceeded the exercise price of the options.  Also in November 2013, our Compensation Committee awarded 232,868 shares of restricted stock to our Chief Executive Officer.  These transactions were accounted for as a modification and did not result in any additional fair market value because the market value of the restricted stock awarded approximated the market value of the expired options.

NOTE 13. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $84,000 in 2013, 2012 and 2011 for consulting, marketing and financing activities. We owed the Chairman $7,000 at both December 31, 2013 and 2012.

Concurrent with selling 7.2 million shares of common stock to an investor in June 2011 (Note 11), we entered into a world-wide reseller agreement with Unify, Inc. (“Unify”) (formerly Siemens Enterprise Communications), a subsidiary of the investor, whereby Unify became a reseller of inContact’s portfolio of cloud solutions with minimum revenue purchase commitments. Unify also guaranteed the promissory note (Note 6).

In February 2013, we amended the Unify reseller agreement which modified Unify’s minimum purchase commitments to be $4.5 million for 2012, $7.0 million for 2013 and extended the minimum purchase commitment obligation into 2014 in the amount of up to $5.0 million, which may be credited up to $1.0 million in 2014 in consideration for up to a $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions. Under the amendment, Unify relinquished exclusivity in EMEA. Additionally, sales made by other resellers and inContact in EMEA will go toward satisfying and therefore reduce Unify’s obligation up to the amount of the quarterly minimum purchase commitment obligation.

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market. In that regard, Unify paid to inContact a total of $3.5 million in May 2013, which was applied to outstanding amounts owed and the minimum commitment payment obligations of Unify under the reseller agreement through the end of 2013. The unapplied balance of the $3.5 million payment was $26,000 at December 31, 2013. The remaining future minimum commitment payment obligations will be paid by Unify in cash.

We recognized $6.8 million and $4.5 million of software revenue under this arrangement during the years ended December 31, 2013 and December 31, 2012, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments.

As of December 31, 2013, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, we believe that resold recurring software revenue will not meet the final gross quarterly minimum purchase commitment of $1.5 million in the third quarter of 2014.

We purchased phones from Unify for $146,000 and the investor paid $18,000 to be a sponsor at our user conference during the year ended December 31, 2011.

NOTE 14. COMMITMENTS AND CONTINGENCIES

We have a purchase commitment with one national network connectivity provider. The purchase commitment provides for monthly minimums of $50,000 per month on a month-to-month basis. We currently exceed our monthly minimum purchase commitment with this carrier.

Certain customer lists purchased in 2001 through 2003 were financed through loans from various investors. All loans were paid prior to December 31, 2006. As part of the loan agreements, we agreed to pay a percentage of revenue received from the purchased customers to these investors as long as the customers remain with inContact. We paid these investors $223,000, $268,000 and $326,000 in 2013, 2012 and 2011, respectively.

Litigation

In May 2009, the Company was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) the Company made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that the Company breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of the Company interfered with prospective economic business relations of California College with respect to enrolling students.  Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and the Company.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and the Company filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on the Company's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against the Company are without merit and no liability has been recorded.

On January 15, 2014, Microlog Corporation (“Microlog”) filed a patent infringement suit against the Company in the Federal District Court for the District of Delaware.  The Complaint alleges that the Company has infringed a patent owned by Microlog.  The Company is defending this case vigorously and Management believes the allegations to be without merit.

We are the subject of certain other legal matters considered incidental to our business activities. It is the opinion of management that the ultimate disposition of these matters will not have a material impact on our financial position, liquidity or results of operations.

Operating Leases

The following schedule summarizes the future minimum lease payments on operating leases at December 31, 2013 (in thousands):

Year ending December 31,
2014	$1,821
2015	1,107
2016	253
2017	16
Total	$3,197

Rent expense was $1.8 million, $1.6 million and $1.7 million in 2013, 2012 and 2011, respectively.

Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

The following schedule summarizes the future minimum payments under these arrangements at December 31, 2013 (in thousands):

Year ended December 31,
2014	$2,112
2015	1,784
2016	812
2017	337
2018	171
Total	$5,216

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the statutorily prescribed limit to the plan. Employees are eligible on the first day of the month following their employment date. The Company matches 50% of the first 4% of an employee’s salary contributed to the plan. The Company made matching contributions during 2013, 2012 and 2011 of $478,000, $397,000 and $265,000, respectively.

NOTE 16. SEGMENTS

We operate under two business segments: Software and Network connectivity. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees, and revenue related to minimum purchase commitments through July 2014, from a related party reseller (Note 13). The Network connectivity segment includes all voice and data long distance services provided to customers.

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

Operating segment revenues and profitability for the year ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31, 2013
	Software	Network Connectivity	Consolidated
Net revenue	$68,897	$61,140	$130,037
Costs of revenue	28,012	39,365	67,377
Gross profit	40,885	21,775	62,660
Gross margin	59%	36%	48%
Operating expenses:
Direct selling and marketing	31,722	3,511	35,233
Direct research and development	11,601	—	11,601
Indirect	20,540	3,670	24,210
(Loss) income from operations	$(22,978)	$14,594	$(8,384)

Operating segment revenues and profitability for the year ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31, 2012
	Software	Network Connectivity	Consolidated
Net revenue	$54,705	$55,575	$110,280
Costs of revenue	22,134	37,642	59,776
Gross profit	32,571	17,933	50,504
Gross margin	60%	32%	46%
Operating expenses:
Direct selling and marketing	23,758	3,207	26,965
Direct research and development	8,502	—	8,502
Indirect	16,688	2,977	19,665
(Loss) income from operations	$(16,377)	$11,749	$(4,628)

Operating segment revenues and profitability for the year ended December 31, 2011 were as follows (in thousands):

	Year Ended December 31, 2011
	Software	Network Connectivity	Consolidated
Net revenue	$39,870	$48,602	$88,472
Costs of revenue	16,940	35,637	52,577
Gross profit	22,930	12,965	35,895
Gross margin	58%	27%	41%
Operating expenses:
Direct selling and marketing	19,810	3,421	23,231
Direct research and development	5,706	—	5,706
Indirect	12,734	3,336	16,070
(Loss) income from operations	$(15,320)	$6,208	$(9,112)

INCONTACT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for uncollectible accounts receivable:	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
Year ended December 31, 2013	$831	$1,657	$285	$2,203
Year ended December 31, 2012	$491	$650	$310	$831
Year ended December 31, 2011	$749	$350	$608	$491