Form 10-Q
period 2014-03-31
inContact, Inc.
filed 2014-05-09
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 29, 2014
Common Stock, $0.0001 par value	56,461,023 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$44,669	$49,148
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible accounts of $2,213 and $2,203, respectively	20,591	18,682
Other current assets	4,764	4,217
Total current assets	70,105	72,128
Property and equipment, net	26,542	23,716
Intangible assets, net	3,803	3,971
Goodwill	6,563	6,563
Other assets	1,586	1,540
Total assets	$108,599	$107,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,156	$9,696
Accrued liabilities	5,282	6,482
Accrued commissions	2,137	2,072
Current portion of deferred revenue	2,571	2,440
Current portion of debt and capital lease obligations	3,976	3,461
Total current liabilities	23,122	24,151
Long-term portion of debt and capital lease obligations	4,965	4,580
Deferred rent	467	487
Deferred revenue	4,279	3,981
Total liabilities	32,833	33,199
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 55,787 and 55,346 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	6	6
Additional paid-in capital	169,885	167,422
Accumulated deficit	(94,125)	(92,709)
Total stockholders’ equity	75,766	74,719
Total liabilities and stockholders’ equity	$108,599	$107,918

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS—(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Net revenue:
Software	$20,009	$16,172
Network connectivity	17,045	15,473
Total net revenue	37,054	31,645
Costs of revenue:
Software	8,235	6,435
Network connectivity	10,838	10,033
Total costs of revenue	19,073	16,468
Gross profit	17,981	15,177
Operating expenses:
Selling and marketing	10,056	8,422
Research and development	3,760	2,771
General and administrative	5,268	5,045
Total operating expenses	19,084	16,238
Loss from operations	(1,103)	(1,061)
Other income (expense):
Interest expense	(111)	(60)
Other expense	(151)	(25)
Total other expense	(262)	(85)
Loss before income taxes	(1,365)	(1,146)
Income tax expense	(27)	(17)
Net loss and comprehensive loss	$(1,392)	$(1,163)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	56,145	53,594

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2013	55,346	$6	$167,422	—	$—	$(92,709)	$74,719
Common stock issued for options exercised	383	—	1,247	—	—	—	1,247
Common stock issued under the employee stock purchase plan	25	—	168	—	—	—	168
Common stock received for settlement of taxes and forfeited restricted stock	—	—	—	(52)	(24)	—	(24)
Issuance of restricted stock	33	—	—	52	24	(24)	—
Stock-based compensation	—	—	1,048	—	—	—	1,048
Net loss	—	—	—	—	—	(1,392)	(1,392)
Balance at March 31, 2014	55,787	$6	$169,885	—	$—	$(94,125)	$75,766

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,392)	$(1,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,578	1,392
Amortization of software development costs	1,461	1,079
Amortization of intangible assets	168	53
Amortization of note financing costs	7	4
Interest accretion	1	2
Stock-based compensation	1,048	775
Loss on disposal of property and equipment	153	25
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,909)	(2,038)
Other current assets	(547)	(120)
Other non-current assets	(46)	(195)
Trade accounts payable	622	998
Accrued liabilities	(1,202)	(1,190)
Accrued commissions	65	351
Deferred rent	(18)	16
Deferred revenue	429	476
Net cash provided by operating activities	418	465
Cash flows from investing activities:
Payments made for deposits	—	(11)
Acquisition of assets	—	(1,923)
Capitalized software development costs	(2,289)	(1,476)
Purchases of property and equipment	(3,189)	(695)
Net cash used in investing activities	(5,478)	(4,105)
Cash flows from financing activities:
Proceeds from exercise of options	1,223	1,164
Proceeds from sale of stock under employee stock purchase plan	168	91
Principal payments under debt and capital lease obligations	(810)	(680)
Payments under the revolving credit agreement	—	(1,000)
Net cash provided by (used in) financing activities	581	(425)
Net decrease in cash and cash equivalents	(4,479)	(4,065)
Cash and cash equivalents at beginning of period	49,148	48,836
Cash and cash equivalents at end of period	$44,669	$44,771
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$155	$87
Contingent consideration included in accrued liabilities	$145	$—
Property and equipment financed through capital leases	$1,702	$—
Common stock received for settlement of accounts receivable	$—	$2,731

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) is incorporated in the state of Delaware. We provide cloud contact center software solutions through our inContact® portfolio, an advanced contact handling and performance management software application. Our services provide a variety of connectivity options for carrying inbound calls to our inContact portfolio or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of network connectivity services (formerly telecommunications). We contract with a number of third party providers for the right to resell the various network connectivity services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the network connectivity services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 7, 2014. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K.

Revenue Recognition

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered.

Revenue is determined and recognized based on the type of service provided for the customer as follows:

—

inContact portfolio of services. We derive revenue from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Because customers do not have the right to take possession of the software, we consider these arrangements to be service contracts and are not within the scope of Industry Topic 985, Software. We generally bill monthly recurring subscription charges in arrears and recognize these charges in the period in which they are earned. For subscription contracts with multiple elements (hosted software, training, implementation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangement. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. We recognize professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) as revenue over the period that services are provided. Fees for network connectivity services in multiple element arrangements within the inContact portfolio on usage and recognize revenue in the same manner as fees for network connectivity services discussed in the following paragraph. We also include the quarterly minimum purchase commitments from a related party reseller in revenue (Note 12).

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

Internal Use Software

We capitalize certain costs incurred for the development of internal use software which are included as internal use software in property and equipment in the Condensed Consolidated Balance Sheets. These costs include the costs associated with coding, software configuration, upgrades and enhancements that are incurred during the application development stage.

NOTE 2. ASSET ACQUISITION

In March 2013, we acquired technology for $1.9 million in cash, which we used to add mobile and social features in our existing applications. In April and June 2013, development earnout measures were achieved resulting in additional payments totaling $800,000. The value of the assets acquired was recorded as in process technology and is included in internal use software. In December 2013, we determined that $545,000 of the acquired technology would not be utilized in the foreseeable future and therefore was disposed.

NOTE 3. BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

Basic earnings per common share is computed by dividing the net income or loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing the net income or loss by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock equivalents, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

As a result of incurring a net loss for the three months ended March 31, 2014 and 2013, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 3.9 million and 5.0 million shares of common stock at March 31, 2014 and 2013, respectively.

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

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments and are considered to be classified within Level 2 of the fair value hierarchy, except for cash and cash equivalents which is Level 1. The fair values of the revolving credit note, promissory notes payable and term loans were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of March 31, 2014 and 2013. We consider the input related to our credit risk to be within Level 3 of the fair value hierarchy due to the limited number of our debt holders and our inability to observe current market information. We estimated our current credit risk as of March 31, 2014 and 2013 based on recent transactions with our creditors. The carrying value and estimated fair value of our revolving credit note, promissory notes payable and term loans are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Promissory notes	$486	$486	$694	$694
Term loans	$5,889	$5,889	$6,223	$6,223

NOTE 5. ACQUISITION OF A BUSINESS

In December 2012, we entered into an agreement with Transcend Products LLC (“Transcend”) pertaining to the potential acquisition of Transcend to provide enhanced functionality for our existing service offerings. The option to purchase Transcend was exercised and the purchase closed in July 2013 for $2.7 million in cash and 376,459 shares of our common stock valued at $2.9 million, which was discounted from $3.0 million in the purchase agreement for the lack of marketability. Furthermore, if the acquisition generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million in cash or shares of our common stock. As of the date of acquisition, this contingent liability has been recorded in accrued liabilities at its fair market value of $145,000 and was included as part of the purchase consideration.  At March 31, 2014, the fair market value remained unchanged.

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

In connection with the acquisition, we incurred professional fees of $23,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Intangible assets acquired resulting from the acquisition include customer relationships, patents and technology, which are amortized on a straight-line basis. The following sets forth the intangible assets purchased as part of the Transcend acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	March 31, 2014
	Gross Assets	Accumulated Amortization	Intangible Assets, net	Economic Useful Life (in years)
Customer relationships	$168	$(37)	$131	3.5
Patents	2,168	(163)	2,005	10.0
Technology	913	(139)	774	5.0
Total intangible assets	$3,249	$(339)	$2,910

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Intangible Assets, net	Gross Assets	Accumulated Amortization	Intangible Assets, net
Customer lists and relationships acquired	$16,663	$(16,380)	$283	$16,663	$(16,354)	$309
Technology and patents	13,312	(10,469)	2,843	13,312	(10,347)	2,965
Trade names and trade marks	1,194	(571)	623	1,194	(551)	643
Domain name	54	—	54	54	—	54
Total intangible assets	$31,223	$(27,420)	$3,803	$31,223	$(27,252)	$3,971

Amortization expense was $168,000 and $53,000 during the three months ended March 31, 2014 and 2013, respectively

Based on the recorded intangibles at March 31, 2014, estimated amortization expense is expected to be $493,000 during the remainder of 2014, $587,000 in 2015, $581,000 in 2016, $483,000 in 2017, $388,000 in 2018 and $1.2 million thereafter.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and other compensation	$2,508	$3,687
Excess recovery reserve	966	1,157
Accrued vendor charges	530	594
Other	1,278	1,044
Total accrued liabilities	$5,282	$6,482

NOTE 8. DEBT AND CAPITAL LEASE OBLIGATIONS

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions, which was subsequently amended in June 2013. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR and the term is until July 2015.  There was $15.0 million of unused commitment at March 31, 2014, based on the maximum available advance amount calculated on the March 20, 2014 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears, and any outstanding principal is due in July 2015.  There was no outstanding balance on our Revolving Credit Agreement at March 31, 2014 and December 31, 2013.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in June 2013. As of March 31, 2014, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.5 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at March 31, 2014.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Promissory Note

During the three months ended March 31, 2014, we paid $208,000 of the promissory note payable (“Promissory Note”) to Zions. The Promissory Note balance was $486,000 at March 31, 2014.

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

During the three months ended March 31, 2014, we paid $333,000 of total term loan principal to Zions. The total term loan balance was $5.9 million at March 31, 2014.

Capital Leases

During the three months ended March 31, 2014, we paid $269,000 of capital lease obligations. The balance of the capital lease obligations was $916,000 at March 31, 2014.

NOTE 9. CAPITAL TRANSACTIONS

During the three months ended March 31, 2014, we received 52,000 shares of our common stock from cancelled restricted stock from terminated employees and for the settlement of $24,000 in payroll taxes.

We received proceeds of $1.2 million from the exercise of 383,000 options during the three months ended March 31, 2014. We issued 25,000 shares of common stock for proceeds of $168,000 under the employee stock purchase plan during the three month period ended March 31, 2014.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In May 2009, the Company was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) the Company made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that the Company breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of the Company interfered with prospective economic business relations of California College with respect to enrolling students.  Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and the Company.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and the Company filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on the Company's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against the Company are without merit.   The Company does not believe the probable loss is material.

On January 15, 2014, Microlog Corporation (“Microlog”) filed a patent infringement suit against the Company in the Federal District Court for the District of Delaware.  The Complaint alleges that the Company has infringed a patent owned by Microlog.  The Company is defending this case vigorously and Management believes the allegations to be without merit.  However, no estimate of the loss or range of loss can be made.

On March 20, 2014, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement suit against inContact in the Federal District Court for the District of Delaware.  The Complaint alleges that inContact has infringed a patent owned by Pragmatus.  inContact is defending this case vigorously and Management believes the allegations to be without merit.  However, no estimate of the loss or range of loss can be made.

On May 2, 2014, Info Directions, Inc. (“IDI”) notified inContact of a Demand for Arbitration regarding a dispute related to the Software as a Service Agreement between IDI and inContact dated December 19, 2012 (“Agreement”) pursuant to which IDI was to provide inContact with billing systems software.  On April 8, 2014 InContact gave IDI notice of IDI breach of the Agreement.  inContact is defending this arbitration vigorously and Management believes the allegations to be without merit.  However, no estimate of the loss or range of loss can be made.

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

We record stock-based compensation expense (including stock options, restricted stock and employee stock purchase plan) to the same departments where cash compensation is recorded as follows (in thousands):

	Three months ended March 31,
	2014	2013
Costs of revenue	$139	$149
Selling and marketing	274	216
Research and development	269	131
General and administrative	366	279
Total stock-based compensation expense	$1,048	$775

We utilize the Black-Scholes model to determine the estimated fair value for grants of stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term, expected dividend yield, the risk-free interest rate and the price volatility of the underlying stock. The expected dividend yield is based on our historical dividend rates. Risk-free interest rates are based on U.S. treasury rates. Volatility is based on historical stock prices over a period equal to the estimated life of the option. Stock options are issued at the current market price on the date of grant and prior to December 31, 2013 were generally subject to a three-year vesting period with a contractual term of five years. Stock options issued subsequent to December 31, 2013 are generally subject to a four-year vesting period with a contractual term of ten years.

The grant date fair value of the restricted stock is calculated using the closing market price of the Company’s common stock on the grant date, with the compensation expense amortized over the vesting period of the restricted stock awards, net of estimated forfeitures.

We estimate the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model using the following weighted-average assumptions as follows:

	Three months ended March 31,
	2014	2013
Dividend yield	None	None
Volatility	64%	54%
Risk-free interest rate	1.97%	0.60%
Expected life (years)	5.6	4.0

During the three months ended March 31, 2014, we granted 920,000 stock options with exercise prices ranging from $8.02 to $10.19 and a weighted-average fair value of $5.06 and 293,000 restricted stock awards with a weighted-average fair value of $8.87.

As of March 31, 2014, there was $6.6 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 2.2 years.

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

NOTE 12. RELATED PARTY TRANSACTIONS

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

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market. Accordingly, future payments by Unify under the reseller agreement will be in cash. In that regard, Unify paid to inContact a total of $3.5 million in May 2013, which was applied to outstanding amounts owed and the minimum commitment payment obligations of Unify under the reseller agreement through March 31, 2014. There was no unapplied balance of the $3.5 million payment at March 31, 2014.

Under this arrangement, we recognized software revenue of $1.7 million during the three months ended March 31, 2014 and $1.7 million during three months ended March 31, 2013, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments.

As of March 31, 2014, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, we believe that resold recurring software revenue will not meet the final quarterly gross minimum purchase commitment of $1.5 million in the third quarter of 2014.

We paid the Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the three months ended March 31, 2014, and 2013 for consulting, marketing and capital raising activities. We owed the Chairman $7,000 at March 31, 2014 and December 31, 2013.

NOTE 13. SEGMENTS

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

Operating segment revenues and profitability for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Software	Network Connectivity	Consolidated	Software	Network Connectivity	Consolidated
Net revenue	$20,009	$17,045	$37,054	$16,172	$15,473	$31,645
Costs of revenue	8,235	10,838	19,073	6,435	10,033	16,468
Gross profit	11,774	6,207	17,981	9,737	5,440	15,177
Gross margin	59%	36%	49%	60%	35%	48%
Operating expenses:
Direct selling and marketing	8,813	757	9,570	6,963	992	7,955
Direct research and development	3,474	—	3,474	2,539	—	2,539
Indirect	5,266	774	6,040	4,745	999	5,744
(Loss) income from operations	$(5,779)	$4,676	$(1,103)	$(4,510)	$3,449	$(1,061)

NOTE 14. SUBSEQUENT EVENT

On May 6, 2014, we acquired CallCopy, Inc., a Delaware corporation doing business as Uptivity (“Uptivity”).  Uptivity provides a complete mid-market workforce optimization suite of services to call centers comprised of speech and desktop analytics, agent coaching, call and desktop recording, as well as quality, performance, workforce management and satisfaction surveys. There were no material relationships between inContact and any of the stockholders of Uptivity prior to the acquisition.

The purchase price was approximately $50.2 million, including Uptivity’s unaudited adjusted net current assets of approximately $5.8 million as of the closing date, which was estimated for purposes of closing and subject to adjustment in certain circumstances and verification in a final closing balance sheet for Uptivity.  The purchase price was paid with cash in the amount of $14.6 million and 4,256,244 shares of the Company’s common stock valued at $35.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2013 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K, filed separately with the Securities and Exchange Commission.

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in our 2013 Annual Report on Form 10-K under Item 1A “Risk Factors,” and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

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

DEVELOPMENTS

On May 6, 2014, we acquired CallCopy, Inc., a Delaware corporation doing business as Uptivity (“Uptivity”).  Uptivity provides a complete mid-market workforce optimization suite of services to call centers comprised of speech and desktop analytics, agent coaching, call and desktop recording, as well as quality, performance, workforce management and satisfaction surveys. There were no material relationships between inContact and any of the stockholders of Uptivity prior to the acquisition.

The purchase price was approximately $50.2 million, including Uptivity’s unaudited adjusted net current assets of approximately $5.8 million as of the closing date, which was estimated for purposes of closing and subject to adjustment in certain circumstances and verification in a final closing balance sheet for Uptivity.  The purchase price was paid with cash in the amount of $14.6 million and 4,256,244 shares of the Company’s common stock valued at $35.6 million.

SOURCES OF REVENUE

We derive our revenues from two major business activities: (1) delivery and support of our inContact portfolio of software solutions and associated professional services and (2) reselling network connectivity services. Our primary business focus is marketing and selling our inContact portfolio.

Software

Software delivery and support of our inContact portfolio is provided on a monthly recurring subscription basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional implementation services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness metrics, as it relates to utilization of the inContact portfolio. Customers access cloud software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our network connectivity and data network is fundamental to our inContact portfolio and allows us to provide the all-in-one inContact solution. Software service revenue also includes revenue related to minimum purchase commitments through July 2014, from a related party reseller referred to in Part I. Item 1 “Financial Statements” – Note 12 – Related Party Transactions.”

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

COSTS OF REVENUE AND OPERATING EXPENSES

Costs of Revenue

Costs of revenue consist primarily of payments to third party long distance service providers for resold network connectivity services to our customers. Costs of revenue also include labor costs (including stock-based compensation) and related expenses for our software services delivery, professional services and customer support organizations, equipment depreciation relating to our services, amortization of acquired intangible assets, amortization of capitalized internal use software development costs, and allocated overhead, such as rent, utilities and depreciation on property and equipment. As a result, overhead expenses are included in costs of revenue and each operating expense category. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services. We anticipate that we will incur additional costs for network connectivity service providers, hosting, support, labor costs and related expenses, to support delivery of our software solutions and services in the future.

Selling and Marketing

Selling and marketing expenses consist primarily of labor costs (including stock-based compensation) and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, expenses, travel costs and allocated overhead. Since our Software segment revenue is delivered and therefore recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of the corresponding revenue. We believe it is important to continue investing in selling and marketing to create brand awareness and lead generation opportunities, to increase market share and to support the resellers channels. Accordingly, we expect selling and marketing expenses to increase in absolute dollars as we continue to support growth initiatives.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2014 compared to our condensed consolidated operating results for the three months ended March 31, 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Net revenue	$37,054	$31,645	$5,409	17%
Costs of revenue	19,073	16,468	2,605	16%
Gross profit	17,981	15,177	2,804
Gross margin	49%	48%
Operating expenses:
Selling and marketing	10,056	8,422	1,634	19%
Research and development	3,760	2,771	989	36%
General and administrative	5,268	5,045	223	4%
Total operating expenses	19,084	16,238	2,846
Loss from operations	(1,103)	(1,061)	42
Other expense	(262)	(85)	177
Loss before income taxes	(1,365)	(1,146)	219
Income tax expense	(27)	(17)	10
Net loss	$(1,392)	$(1,163)	$229

Revenue

Total revenues increased $5.4 million or 17% to $37.1 million during the three months ended March 31, 2014 compared to revenues of $31.6 million during the same period in 2013. The increase relates to an increase of $3.8 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact portfolio of cloud contact center solutions through our direct sales and referral and reseller partner arrangements and revenue related to minimum purchase commitments from a reseller. Network connectivity segment revenue increased $1.6 million as the increase of Network connectivity revenue associated with our inContact portfolio customers exceeded the attrition of our Network connectivity only customers.

We recognized $1.7 million of software revenue during the three months ended March 31, 2014 compared to $1.7 million during the same period in 2013, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire in the third quarter of 2014. As of March 31, 2014, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, we believe revenue from resold software services will not meet the gross minimum purchase commitment in the third quarter of 2014. Therefore, we anticipate a reduction in software revenue from that reseller beginning in the fourth quarter of 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment in the third quarter of 2014.

Costs of revenue and gross margin

Costs of revenue increased $2.6 million or 16% to $19.1 million during the three months ended March 31, 2014 compared to $16.5 million for the same period in 2013. Gross margin increased 1 percentage points to 49% for the three months ended March 31, 2014 compared to 48% for the same period in 2013. The increase in revenue from our inContact portfolio and the minimum purchase commitment offset increased costs attributable to greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs. In addition, lower network connectivity costs due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs contributed to the gross margin increase.

Selling and marketing

Selling and marketing expenses increased $1.6 million or 19% to $10.1 million during the three months ended March 31, 2014 from $8.4 million for the same period in 2013. This increase is primarily a result of headcount additions for direct and channel sales employees, increased commissions as a result of increased revenue and headcount, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development

Research and development expense increased $989,000 or 36% to $3.8 million during the three months ended March 31, 2014 from $2.8 million during the same period in 2013. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions.

General and administrative

General and administrative expense increased $223,000 or 4% to $5.3 million during the three months ended March 31, 2014 compared to $5.0 million during the same period in 2013. The increase is primarily due to increased costs incurred to support our domestic and international business expansion.

Other expense

Other expense increased $177,000 to $262,000 during the three months ended March 31, 2014 from $85,000 for the same period in 2013. The difference is primarily due to an increase in the amount interest expense in the first quarter of 2014 compared to the same period in 2013 related to a higher average balance on our term loans.

Income taxes

Income taxes, which consist of various state income taxes and foreign taxes, remained consistent for the three months ended March 31, 2014 compared to the same period in 2013.

SEGMENT REPORTING

We operate under two business segments: Software and Network connectivity. The Software segment includes all monthly recurring revenue related to the delivery of our software solutions plus the associated professional services and setup fees and revenue related to quarterly minimum purchase commitments from Unify through July 2014. The Network connectivity segment includes all voice and data long distance services provided to customers.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net revenue	$20,009	$16,172	$3,837	24%
Costs of revenue	8,235	6,435	1,800	28%
Gross profit	11,774	9,737	2,037
Gross margin	59%	60%
Operating expenses:
Direct selling and marketing	8,813	6,963	1,850	27%
Direct research and development	3,474	2,539	935	37%
Indirect	5,266	4,745	521	11%
Loss from operations	$(5,779)	$(4,510)	(1,269)

Three Months Ended March 31, 2014 and 2013

The Software segment revenue increased by $3.8 million or 24% to $20.0 million during the three months ended March 31, 2014 from $16.2 million for the same period in 2013. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.

We recognized $1.7 million of software revenue during the three months ended March 31, 2014 compared to $1.7 million during the same period in 2013, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire at the end of July 2014. We believe that resold recurring software revenue will not meet the final quarterly gross minimum purchase commitment of $1.5 million in the third quarter of 2014 and there will be a reduction in software revenue from that reseller beginning in August 2014 to the extent the revenue from resold software services is less than the minimum purchase commitment at the end of July 2014.

Gross margin decreased 1 percentage point to 59% for the three months ended March 31, 2014 compared to 60% for the same period in 2013. This decrease is largely a result of increased costs attributable to greater professional service costs incurred to service larger mid-market and enterprise customers and to support resellers, increased amortization of previously capitalized software development costs and amortization of intangibles purchased as a part of the Transcend acquisition.

Direct selling and marketing expenses in the Software segment increased $1.9 million or 27% to $8.8 million during the three months ended March 31, 2014 compared to $7.0 million for the same period in 2013. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended March 31, 2014, we incurred $3.5 million in direct research and development costs compared to $2.5 million for the same period in 2013 and have capitalized an additional $2.3 million of costs incurred during the three months ended March 31, 2014 related to our internally developed software compared to $1.5 million for the same period in 2013.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $521,000 or 11% to $5.3 million during the three months ended March 31, 2014 from $4.7 million for the same period in 2013 due to more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment and the general increase in indirect expenses.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net revenue	$17,045	$15,473	$1,572	10%
Costs of revenue	10,838	10,033	805	8%
Gross profit	6,207	5,440	767
Gross margin	36%	35%
Operating expenses:
Direct selling and marketing	757	992	(235)	(24%)
Indirect	774	999	(225)	(23%)
Income from operations	$4,676	$3,449	$1,227

Three Months Ended March 31, 2014 and 2013

Network connectivity segment revenue increased $1.6 million or 10% to $17.0 million during the three months ended March 31, 2014 compared to $15.5 million for the same period in 2013 due to the increase of network connectivity revenue associated with our inContact portfolio customers exceeding the attrition of our Network connectivity only customers. Our costs of revenue increased 8% due to the increase in revenue and Network connectivity gross margin increased 1% due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs. Selling and marketing expenses decreased $235,000 or 24% during the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to a decrease in employees commissions from connectivity product sales. Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $225,000 or 23% during the three months ended March 31, 2014 compared to the same period in 2013 as a result of a decrease in compliance related activities.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents, cash available to draw under a term loan agreement (“2013 Term Loan”) and available borrowings under our Revolving Credit Agreement, which expires in July 2015. At March 31, 2014, we had $44.7 million of cash and cash equivalents. In addition to our $44.7 million of cash and cash equivalents, we have access to additional available borrowings under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements, and our 2013 Term Loan with Zions. The available borrowings under the Revolving Credit Agreement at March 31, 2014 were $15.0 million, based on the maximum available advance amount calculated on the March 20, 2014 borrowing base certificate. The available borrowings under the 2013 Term Loan at March 31, 2014 was $1.0 million. Total cash and additional availability under the Revolving Credit Agreement and 2013 Term Loan was $60.7 million at March 31, 2014. The Revolving Credit Agreement is collateralized by substantially all our assets.

We experienced a net loss of $1.4 million during the quarter ended March 31, 2014. Significant non-cash expenses affecting operations during the first quarter of 2014 were $3.2 million of depreciation and amortization and $1.0 million of stock-based compensation. The non-cash expenses were partially offset by decreases from accounts receivable, other assets and accrued liabilities resulting in $418,000 of cash from operating activities during the first quarter of 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.  Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit.  The Company does not believe the probable loss is material.

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

On March 20, 2014, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 14-360, alleging that we are infringing one or more claims made in U.S. Patent No. 6,311,231 (the “’231 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”; U.S. Patent No. 6,668,286 (the “’286 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”; U.S. Patent No. 7,159,043 (the “’043 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System”; and U.S. Patent No. 8,438,314 (the “’314 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contract Channel Changing System”. Pragmatus is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.  We are at the very early stages of this lawsuit and presently intend to defend the claims vigorously.

On May 2, 2014, Info Directions, Inc. (“IDI”) notified inContact of a Demand for Arbitration regarding a dispute related to the Software as a Service Agreement between IDI and inContact dated December 19, 2012 (“Agreement”) pursuant to which IDI was to provide inContact with billing systems software.  On April 8, 2014 InContact gave IDI notice of IDI breach of the Agreement.  inContact is defending this arbitration vigorously and Management believes the allegations to be without merit.  However, no estimate of the loss or range of loss can be made.

We are the subject of certain legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 or Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

Stock repurchases for the three months ended March 31, 2014, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publically announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
January 1 – 31, 2014 (1)	9	$2.85	—	—
February 1 – 28, 2014	43	—	—	—
March 1 – 31, 2014	—	—	—	—
Total shares repurchased	52	$0.47	—	—
(1)

In January 2014, we received 3,000 shares of our common stock from an employee for the settlement of the employee’s payroll tax obligation of $24,000 associated with the lapsing of the selling restriction of a restricted stock award. In addition, we received 6,000 shares of our common stock from employees as a result of the cancelation of a restricted stock award upon termination of employment.

(2)	In February 2014, we received 43,000 shares of our common stock from employees as a result of the cancelation of a restricted stock award upon termination of employment.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: May 9, 2014	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: May 9, 2014	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer