Form 10-Q
period 2014-06-30
inContact, Inc.
filed 2014-08-08
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 4, 2014
Common Stock, $0.0001 par value	60,818,889 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,097	$49,148
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible accounts of $2,390 and $2,203, respectively	26,424	18,682
Other current assets	5,915	4,217
Total current assets	64,517	72,128
Property and equipment, net	30,324	23,716
Intangible assets, net	26,103	3,971
Goodwill	38,118	6,563
Other assets	1,746	1,540
Total assets	$160,808	$107,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,953	$9,696
Accrued liabilities	10,541	6,482
Accrued commissions	3,071	2,072
Current portion of deferred revenue	4,209	2,440
Current portion of debt and capital lease obligations	3,770	3,461
Total current liabilities	35,544	24,151
Long-term portion of debt and capital lease obligations	4,784	4,580
Deferred rent	62	487
Deferred tax liability	883	—
Deferred revenue	5,158	3,981
Total liabilities	46,431	33,199
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 60,809 and 55,346 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	6	6
Additional paid-in capital	204,046	167,422
Accumulated deficit	(89,675)	(92,709)
Total stockholders’ equity	114,377	74,719
Total liabilities and stockholders’ equity	$160,808	$107,918

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenue:
Software	$24,198	$16,185	$44,207	$32,357
Network connectivity	16,913	14,898	33,958	30,371
Total net revenue	41,111	31,083	78,165	62,728
Costs of revenue:
Software	10,233	6,344	18,468	12,779
Network connectivity	10,855	9,610	21,693	19,643
Total costs of revenue	21,088	15,954	40,161	32,422
Gross profit	20,023	15,129	38,004	30,306
Operating expenses:
Selling and marketing	13,005	9,008	23,061	17,430
Research and development	5,478	2,964	9,238	5,735
General and administrative	7,076	4,811	12,344	9,856
Total operating expenses	25,559	16,783	44,643	33,021
Loss from operations	(5,536)	(1,654)	(6,639)	(2,715)
Other income (expense):
Interest expense	(84)	(90)	(195)	(150)
Other income (expense)	2	—	(149)	(25)
Total other expense	(82)	(90)	(344)	(175)
Loss before income taxes	(5,618)	(1,744)	(6,983)	(2,890)
Income tax benefit (expense)	10,080	(32)	10,053	(49)
Net income (loss) and comprehensive income (loss)	$4,462	$(1,776)	$3,070	$(2,939)
Net income (loss) per common share:
Basic	$0.08	$(0.03)	$0.05	$(0.05)
Diluted	$0.07	$(0.03)	$0.05	$(0.05)
Weighted average common shares outstanding:
Basic	58,753	54,196	57,441	53,897
Diluted	61,448	54,196	59,865	53,897

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2013	55,346	$6	$167,422	—	$—	$(92,709)	$74,719
Common stock issued for options exercised	411	—	1,375	—	—	—	1,375
Common stock issued under the employee stock purchase plan	45	—	345	2	—	—	345
Common stock received for settlement of taxes and forfeited restricted stock	—	—	—	(54)	(36)	—	(36)
Issuance of common stock	3,822	—	31,951	—	—	—	31,951
Issuance of restricted stock	1,185	—	—	52	36	(36)	—
Stock-based compensation	—	—	2,953	—	—	—	2,953
Net income	—	—	—	—	—	3,070	3,070
Balance at June 30, 2014	60,809	$6	$204,046	—	$—	$(89,675)	$114,377

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,070	$(2,939)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	3,399	2,929
Amortization of software development costs	2,823	2,312
Amortization of intangible assets	1,044	105
Amortization of note financing costs	14	9
Interest accretion	2	3
Stock-based compensation	2,953	1,511
Loss on disposal of property and equipment	544	87
Deferred income taxes	(10,053)	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,609)	(2,816)
Other current assets	(31)	(148)
Other non-current assets	(73)	(339)
Trade accounts payable	2,110	741
Accrued liabilities	(604)	(366)
Accrued commissions	252	420
Deferred rent	(66)	28
Deferred revenue	1,078	2,379
Net cash provided by operating activities	2,853	3,916
Cash flows from investing activities:
Payments made for deposits	(31)	(11)
Acquisition of assets	—	(2,296)
Acquisition of a business, net of cash acquired	(10,164)	—
Capitalized software development costs	(5,004)	(2,880)
Purchases of property and equipment	(5,162)	(3,017)
Net cash used in investing activities	(20,361)	(8,204)
Cash flows from financing activities:
Proceeds from exercise of options	1,375	4,849
Proceeds from sale of stock under employee stock purchase plan	345	194
Borrowings under term loan	1,000	4,000
Payment of debt financing fees	—	(43)
Principal payments under debt and capital lease obligations	(2,227)	(1,479)
Purchase of treasury stock	(36)	—
Payments under the revolving credit agreement	—	(1,000)
Net cash provided by financing activities	457	6,521
Net increase (decrease) in cash and cash equivalents	(17,051)	2,233
Cash and cash equivalents at beginning of period	49,148	48,836
Cash and cash equivalents at end of period	$32,097	$51,069
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$2,340	$116
Property and equipment financed through capital leases	$1,702	$—
Common stock received for settlement of accounts receivable	$—	$2,731
Issuance of common stock for acquisition of a business	$31,951	$—
Consideration for acquisition of business included in accrued liabilities likely to be paid in cash based on the final calculation of net closing current assets	$3,080	$—
Acquisitions of assets included in accounts payable	$—	$450

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) is incorporated in the state of Delaware. We provide cloud contact center software solutions through our inContact® portfolio, an advanced contact handling and performance management software application. Our services provide a variety of connectivity options for carrying inbound calls to our inContact portfolio or linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of network connectivity services (formerly telecommunications). We contract with a number of third party providers for the right to resell the various network connectivity services and products they provide, and then offer all of these services to our customers. These services and products allow customers to buy only the network connectivity services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with accounting principles generally accepted  in the United States and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 7, 2014. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K and changes, if any, are included below.

Revenue Recognition

Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Our revenue is reported and recognized based on the type of services provided to the customer as follows:

Software Revenue.  Software revenue includes two main sources of revenue:

(1) Software delivery and support of our inContact portfolio products that are provided on a monthly subscription basis and associated professional services. Because our customers purchasing software and support services on a monthly recurring basis do not have the right to take possession of the software, we consider these arrangements to be service contracts and are not within the scope of Industry Topic 985, Software.  We generally bill monthly recurring subscription charges in arrears and recognize these charges in the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness as it relates to utilization of the inContact portfolio.

For subscription service contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple Element Arrangements. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Fees for network connectivity services in multiple element arrangements within the inContact portfolio on usage and recognize revenue in the same manner as fees for telecommunication services discussed in the “Network Connectivity Services Revenue” below.

(2) Perpetual product and services revenues are primarily derived from the sale of software licenses of products within our inContact portfolio.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all four criteria listed above are met.

Many of our customers purchase a combination of software, service, hardware, post contract customer support (“PCS”) and hosting.  For software and software related multiple element arrangements that fall within the scope of  the software revenue guidance in Topic 985, Software, we allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor-specific objective evidence of fair value (“VSOE”) of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and is recognized as revenue assuming all other revenue recognition criteria are met.  If we are unable to establish VSOE for the undelivered elements of the arrangement, including PCS, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered.  PCS provided to our customers includes technical software support services and unspecified software upgrades to customers on a when-and-if available basis.  PCS revenue is recognized ratably over the term of the maintenance period, which is typically 15 months.  When PCS is included within a multiple element arrangement, we utilize the bell-shaped curve approach to establish VSOE for the PCS. Under the bell-shaped curve approach of establishing VSOE, we perform a VSOE compliance test on a quarterly basis to ensure that a substantial majority of our actual PCS renewals are within a sufficiently narrow range.

Product revenue derived from shipments to customers who purchase our products for resale and is generally recognized when such products are shipped (on a “sell-in” basis). We have historically experienced insignificant product returns from resellers, and our payment terms for these customers are similar to those granted to our end-users. If a reseller develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, we defer the revenue until the receipt of cash.  Our arrangements with resellers are periodically reviewed as our business and products change.

Software revenue also includes the quarterly minimum purchase commitments from a related party reseller (Note 12).

Network Connectivity Service Revenue.  Network Connectivity Services revenue is derived from network connectivity, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our subscription services portfolio and allows us to provide the all-in-one inContact solution. Revenue for the network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

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

NOTE 3. BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share is computed by dividing the net income or loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing the net income or loss by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock equivalents, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Net income, as reported	$4,462	$3,070

Weighted average shares of common stock outstanding	58,753	57,441
Dilutive effect of employee stock options and restricted stock awards	2,695	2,424
Shares used to compute diluted net income per share	61,448	59,865

Basic net income per share	$0.08	$0.05
Diluted net income per share	$0.07	$0.05

As a result of incurring a net loss for the three and six months ended June 30, 2013, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 3.9 million shares of common stock at June 30, 2013.

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

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments and are considered to be classified within Level 2 of the fair value hierarchy, except for cash and cash equivalents which is Level 1. The fair values of the promissory notes payable and term loans were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of June 30, 2014 and 2013. We consider the input related to our credit risk to be within Level 3 of the fair value hierarchy due to the limited number of our debt holders and our inability to observe current market information. We estimated our current credit risk as of June 30, 2014 and 2013 based on recent transactions with our creditors. The carrying value and estimated fair value of our promissory notes payable and term loans are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Promissory notes	$278	$278	$694	$694
Term loans	$6,556	$6,556	$6,223	$6,223

NOTE 5. ACQUISITIONS

Uptivity Acquisition

On May 6, 2014, we acquired 100% of the outstanding shares of CallCopy, Inc., a Delaware corporation doing business as Uptivity (“Uptivity”).  Uptivity provides a complete mid-market workforce optimization suite of software products and services to call centers comprised of speech and desktop analytics, agent coaching, call and desktop recording, as well as quality, performance, workforce management and satisfaction surveys.  inContact acquired Uptivity for an aggregate purchase price of $49.1 million of primarily cash and stock.  The purchase consideration was paid with cash in the amount of $12.1 million, estimated fair market value of vested stock options converted to cash of $1.9 million, 3,821,933 shares of the Company’s common stock valued at approximately $32.0 million and $3.1 million likely to be paid in cash based on the final calculation of net closing current assets. An additional 434,311 shares of restricted common stock were issued, but not included in the purchase consideration because the shares are subject to repurchase rights which will lapse as services are provided over a three year period. The acquisition of Uptivity was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the preliminary tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The total purchase price was allocated using the information currently available. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. Total allocation of the estimated purchase consideration is as follows (in thousands):

May 6, 2014
Assets acquired:
Cash	$3,894
Accounts receivable	4,133
Other current assets	1,363
Property, plant and equipment and other assets	584
Intangible assets	23,176
Goodwill	31,556
Total assets acquired	64,706

Liabilities assumed:
Trade accounts payable	1,124
Accrued liabilities	1,934
Current portion of deferred revenue	1,516
Long-term portion of deferred revenue	353
Deferred tax liability	10,689
Total liabilities assumed	15,616
Net assets acquired	$49,090

In connection with the acquisition, we incurred professional fees of $934,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses in the Condensed Consolidated Statements of Operations.  The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, represents future economic benefits expected to arise from synergies from combining operations and assembled workforce acquired. All of the goodwill was assigned to the software segment. The entire amount allocated to goodwill is not expected to be deductible for tax purposes.

Intangible assets acquired resulting from the acquisition include customer relationships which are amortized on a double declining basis, technologies, which are amortized on a straight-line basis and in-process research and development which has an initial indefinite life and is expected to be amortized once technical feasibility is established. The fair values of the intangible assets were determined primarily using the income approach and the discount rates range from 18.5% to 22.2%. The following sets forth the intangible assets purchased as part of the Uptivity acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	Amount	Economic Useful Life (in years)

Customer relationships	$11,280	8
Trade name and trademarks	1,895	5
Technology	7,025	7
In-process research and development	2,976	Indefinite
Total intangible assets	$23,176

The Company recorded a deferred tax benefit of $10.2 million for the quarter ended June 30, 2014.  The tax benefit related to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value resulted in a partial reversal of the deferred tax asset valuation allowance upon consolidation.

In the quarter ended June 30, 2014, our consolidated financial statements include approximately $2.9 million and $1.8 million of net revenue and net loss, respectively, related to the operations of Uptivity.  The following table presents our unaudited pro forma results of operations of the Company and Uptivity as if the companies had been combined as of January 1, 2013, and includes pro forma adjustments related to the fair value of deferred revenue, amortization of acquired intangible assets and share-based compensation expense. Direct and incremental transaction costs are excluded from the period ended June 30, 2014 pro forma condensed combined financial information presented below, and included in the period ended June 30, 2013 pro forma condensed combined financial information presented below. The tax benefit of $10.2 million that resulted from the acquisition is recorded in the period ended June 30, 2013 pro-forma period.

	Three months ended June 30, 2014		Six months ended June 30, 2014
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenue	$41,111	$42,982	$78,165	$85,298
Net income (loss)	4,462	(5,117)	3,070	(7,812)

	Three months ended June 30, 2013		Six months ended June 30, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenue	$31,083	$34,964	$62,728	$69,628
Net income (loss)	(1,776)	(4,020)	(2,939)	417

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved had Uptivity been acquired at the beginning of 2013 or of results that may be obtained in any future period.

Transcend Acquisition

In December 2012, we entered into an agreement with Transcend Products LLC (“Transcend”) pertaining to the potential acquisition of Transcend to provide enhanced functionality for our existing service offerings. The option to purchase Transcend was exercised and the purchase closed in July 2013 for $2.7 million in cash and 376,459 shares of our common stock valued at $2.9 million, which was discounted from $3.0 million in the purchase agreement for the lack of marketability. Furthermore, if the acquisition generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million in cash or shares of our common stock. As of the date of acquisition, this contingent liability has been recorded in accrued liabilities at its fair market value of $145,000 and was included as part of the purchase consideration.  At June 30, 2014, the fair market value remained unchanged.

The purchase price allocations for our acquisition of Transcend Products were prepared by the Company’s management utilizing a valuation report, which was prepared in accordance with the provisions of ASC 805 Business Combination, and other tools available to the Company, including conversations with Transcend’s management and projections of revenues and expenses. The fair values of the intangible assets were determined primarily using the income approach and the discount rates range from 13.4% to 16.4%. The total purchase consideration, which includes the contingent consideration liability above, was preliminarily allocated as follows (in thousands):

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

Intangible assets acquired resulting from the acquisition include customer relationships, patents and technology, which are amortized on a straight-line basis. The following sets forth the intangible assets purchased as part of the Transcend acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	Intangible Assets	Economic Useful Life (in years)
Customer relationships	$168	3.5
Patents	2,168	10.0
Technology	913	5.0
Total intangible assets	$3,249

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Intangible Assets, net	Gross Assets	Accumulated Amortization	Intangible Assets, net
Customer lists and relationships	$27,943	$(16,877)	$11,066	$16,663	$(16,354)	$309
Technology and patents	20,337	(10,766)	9,571	13,312	(10,347)	2,965
Trade names and trade marks	3,089	(653)	2,436	1,194	(551)	643
In-process research and development	2,976	—	2,976	—	—	—
Domain name	54	—	54	54	—	54
Total intangible assets	$54,399	$(28,296)	$26,103	$31,223	$(27,252)	$3,971

Amortization expense was $1.0 million and $105,000 during the six months ended June, 2014 and 2013, respectively

Based on the recorded intangibles at June 30, 2014, estimated amortization expense is expected to be $2.3 million during the remainder of 2014, $4.3 million in 2015, $3.7 million in 2016, $3.0 million in 2017, $2.8 million in 2018 and $7.0 million thereafter.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and other compensation	$4,034	$3,687
Excess recovery reserve	798	1,157
Accrued vendor charges	629	594
Acquisition related liabilities	3,225	145
Other	1,855	899
Total accrued liabilities	$10,541	$6,482

NOTE 8. DEBT AND CAPITAL LEASE OBLIGATIONS

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which was subsequently amended in June 2013. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR and the term is until July 2015.  There was $15.0 million of unused commitment at June 30, 2014, based on the maximum available advance amount calculated on the June 20, 2014 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears, and any outstanding principal is due in July 2015.  There was no outstanding balance on our Revolving Credit Agreement at June 30, 2014 and December 31, 2013.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in June 2013. As of June 30, 2014, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.5 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at June 30, 2014.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Promissory Note

During the three and six months ended June 30, 2014, we paid $209,000 and $417,000, respectively, of the promissory note payable (“Promissory Note”) to Zions. The Promissory Note balance was $278,000 at June 30, 2014.

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

In June 2013, we also entered into a term loan agreement (“2013 Term Loan”) with Zions for $4.0 million, which matures in June 2017.  We were allowed to draw on the 2013 Term Loan through June 2014 and the interest rate is 4.25% per annum above the ninety day LIBOR.  We drew $3.0 million and $1.0 million on the 2013 Term Loan in December 2013 and June 2014, respectively. The principal will be paid in 36 equal monthly installments commencing in August 2014 and we may prepay any portion of the 2013 Term Loan without penalty or premium.  The 2013 Term Loan is collateralized by the same assets as the Revolving Credit Agreement.

During the three and six months ended June 30, 2014, we paid $334,000 and $667,000, respectively, of total term loan principal to Zions. The total balance of the term loans was $6.6 million at June 30, 2014.

Capital Leases

During the six months ended June 30, 2014, we paid $1.1 million of capital lease obligations. The balance of the capital lease obligations was $1.7 million at June 30, 2014.

NOTE 9. CAPITAL TRANSACTIONS

During the six months ended June 30, 2014, we received 54,000 shares of our common stock from cancelled restricted stock from separated employees and for the settlement of $36,000 in payroll taxes.

We received proceeds of $1.4 million from the exercise of 411,000 options during the six months ended June 30, 2014. We issued 45,000 shares of common stock and 2,000 shares of treasury stock for proceeds of $345,000 under the employee stock purchase plan during the six month period ended June 30, 2014.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In May 2009, the Company was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) the Company made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that the Company breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of the Company interfered with prospective economic business relations of California College with respect to enrolling students.  Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and the Company.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and the Company filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com pursuant to which the claims against Insidesales.com were dismissed.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on the Company's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against the Company are without merit.   The Company does not believe the probable loss is material.

On January 15, 2014, Microlog Corporation (“Microlog”) filed a patent infringement suit against the Company in the United States District Court for the District of Delaware.  The Complaint alleges that the Company has infringed a patent owned by Microlog.  The Company is defending this case vigorously and Management believes the allegations to be without merit.  However, no estimate of the loss or range of loss can be made.

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

We record stock-based compensation expense (including stock options, restricted stock and employee stock purchase plan) to the same departments where cash compensation is recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs of revenue	$243	$103	$382	$252
Selling and marketing	477	242	751	458
Research and development	485	139	754	270
General and administrative	700	252	1,066	531
Total stock-based compensation expense	$1,905	$736	$2,953	$1,511

We utilize the Black-Scholes model to determine the estimated fair value for grants of stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term, expected dividend yield, the risk-free interest rate and the price volatility of the underlying stock. The expected dividend yield is zero, based on our historical dividend rates and our intent to not declare dividends for the foreseeable future. Risk-free interest rates are based on U.S. treasury rates. Volatility is based on historical stock prices over a period equal to the estimated life of the option. Stock options are issued with exercise prices representing the current market price of our common stock on the date of grant.  Prior to December 31, 2013, stock options were generally subject to a three-year vesting period with a contractual term of five years. Stock options issued subsequent to December 31, 2013 are generally subject to a four-year vesting period with a contractual term of ten years.

The grant date fair value of the restricted stock award is determined using the closing market price of the Company’s common stock on the grant date, with the associated compensation expense amortized over the vesting period of the restricted stock awards, net of estimated forfeitures.

We estimate the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the following weighted-average expected assumptions:

	Six Months Ended June 30,
	2014	2013
Dividend yield	0%	0%
Volatility	63%	53%
Risk-free interest rate	1.96%	0.69%
Expected life (years)	5.6	4.1

During the six months ended June 30, 2014, we granted 1.0 million stock options with exercise prices ranging from $7.60 to $10.19 and a weighted-average fair value of $5.02 and 1.0 million restricted stock awards and units with a weighted-average fair value of $8.20.

As of June 30, 2014, there was $9.4 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.9 years.

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

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market. Accordingly, future payments by Unify under the reseller agreement will be in cash. In that regard, Unify paid to inContact a total of $3.5 million in May 2013, which was applied to outstanding amounts owed and the minimum commitment payment obligations of Unify under the reseller agreement through March 31, 2014. There was no unapplied balance of the $3.5 million payment at June 30, 2014.

Under this arrangement, we recognized software revenue of $1.7 million and $3.4 million during the three and six months ended June 30, 2014 and 2013, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments.

As of June 30, 2014, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, actual revenue from resold software services will not meet the net minimum purchase commitment in the third quarter of 2014. Therefore, we anticipate a reduction in software revenue from that reseller in the second half of 2014 approximately equal to the reduction in the net minimum purchase commitment in the second half of 2014 from the first half of 2014.

Unrelated to the above transaction, we paid our Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the six months ended June 30, 2014, and 2013 for consulting, marketing and other activities, and such amounts have been recognized in our financial statements as general and administrative expenses. Amounts payable to the Chairman for such services were $7,000 at June 30, 2014 and December 31, 2013.

We entered into a reseller agreement to sell software and services with a company that is owned by several employees and minority shareholders.  Revenue related to this agreement included in our Condensed Consolidated Statement of Operations was approximately $82,000 for the three and six months ended June 30, 2014 and related accounts receivable at June 30, 2014 was $77,000.

We lease a 31,500 square foot office facility in Columbus, Ohio, from Cabo Leasing LLC, which is owned by several employees and minority shareholders.  This is the principal location of the employees from the May 2014 acquisition of Uptivity.  The amount of rent for this facility included in our Condensed Consolidated Statement of Operations was approximately $90,000 for the three and six months ended June 30, 2014.

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

Management evaluates segment performance based on financial operating data such as revenue, costs of revenue, and other operating expenses. Management does not evaluate and manage segment performance based on assets.

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

Operating segment revenues and profitability for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Software	Network Connectivity	Consolidated	Software	Network Connectivity	Consolidated
Net revenue	$24,198	$16,913	$41,111	$16,185	$14,898	$31,083
Costs of revenue	10,233	10,855	21,088	6,344	9,610	15,954
Gross profit	13,965	6,058	20,023	9,841	5,288	15,129
Gross margin	58%	36%	49%	61%	35%	49%
Operating expenses:
Direct selling and marketing	11,501	933	12,434	7,560	947	8,507
Direct research and development	5,149	—	5,149	2,714	—	2,714
Indirect	7,094	882	7,976	4,708	854	5,562
Total operating expenses	23,744	1,815	25,559	14,982	1,801	16,783
Income (loss) from operations	$(9,779)	$4,243	$(5,536)	$(5,141)	$3,487	$(1,654)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Software	Network Connectivity	Consolidated	Software	Network Connectivity	Consolidated
Net revenue	$44,207	$33,958	$78,165	$32,357	$30,371	$62,728
Costs of revenue	18,468	21,693	40,161	12,779	19,643	32,422
Gross profit	25,739	12,265	38,004	19,578	10,728	30,306
Gross margin	58%	36%	49%	61%	35%	48%
Operating expenses:
Direct selling and marketing	20,315	1,689	22,004	14,523	1,938	16,461
Direct research and development	8,623	—	8,623	5,253	—	5,253
Indirect	12,360	1,656	14,016	9,454	1,853	11,307
Total operating expenses	41,298	3,345	44,643	29,230	3,791	33,021
Income (loss) from operations	$(15,559)	$8,920	$(6,639)	$(9,652)	$6,937	$(2,715)

NOTE 14. SUBSEQUENT EVENT

In August 2014, we amended certain terms of the revolving credit loan agreement with Zions (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which is only applicable if net cash is less than $2.5 million, increased the amount of additional debt from $200,000 to $600,000 per debt for each of the calendar year ending December 31, 2014, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2014, 2015 and 2016 and $500,000 for each calendar year thereafter.

In August 2014, we also entered into a term loan agreement (“2014 Term Loan”) with Zions for $5.0 million, which matures in August 2018.  We are allowed to draw on the 2014 Term Loan through August 2015 and the interest rate is 4.0% per annum above the ninety day LIBOR.  The principal will be paid in 36 equal monthly installments commencing in August 2015 and we may prepay any portion of the 2014 Term Loan without penalty or premium.  The 2014 Term Loan is collateralized by the same assets as the Revolving Credit Agreement.

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

DEVELOPMENTS

On May 6, 2014, we acquired CallCopy, Inc., a Delaware corporation doing business as Uptivity (“Uptivity”).  Uptivity provides a complete mid-market workforce optimization suite of software products and services to call centers comprised of speech and desktop analytics, agent coaching, call and desktop recording, as well as quality, performance, workforce management and satisfaction surveys. There were no material relationships between inContact and any of the stockholders of Uptivity prior to the acquisition.

The purchase consideration was approximately $49.1 million, which was paid with cash in the amount of $12.1 million, estimated fair market value of vested stock options converted to cash of $1.9 million, $3.1 million to be paid in cash based on the final calculation of net closing current assets and 3,821,933 shares of the Company’s common stock valued at $32.0 million.  An additional 434,311 shares of restricted common stock were issued, but not included in the purchase consideration because the shares are subject to repurchase rights that will lapse over three years.

SOURCES OF REVENUE

Our revenue is reported and recognized based on the type of services provided to the customer as follows:

Software Revenue.  Software revenue includes two main sources of revenue:

(1) Software delivery and support of our inContact portfolio products that are provided on a monthly subscription basis and associated professional services. Because our customers purchasing software and support services on a monthly recurring basis do not have the right to take possession of the software, we consider these arrangements to be service contracts and are not within the scope of Industry Topic 985, Software.  We generally bill monthly recurring subscription charges in arrears and recognize these charges in the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness as it relates to utilization of the inContact portfolio.

For subscription service contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple Element Arrangements. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Fees for network connectivity services in multiple element arrangements within the inContact portfolio on usage and recognize revenue in the same manner as fees for telecommunication services discussed in the “Network Connectivity Services Revenue” below.

(2) Perpetual product and services revenues are primarily derived from the sale of software licenses of products within our inContact portfolio.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all four criteria listed above are met.

Many of our customers purchase a combination of software, service, hardware, post contract customer support (“PCS”) and hosting.  For software and software related multiple element arrangements that fall within the scope of  the software revenue guidance in Topic 985, Software, we allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor-specific objective evidence of fair value (“VSOE”) of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and is recognized as revenue assuming all other revenue recognition criteria are met.  If we are unable to establish VSOE for the undelivered elements of the arrangement, including PCS, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered.

PCS provided to our customers includes technical software support services and unspecified software upgrades to customers on a when-and-if available basis.  PCS revenue is recognized ratably over the term of the maintenance period, which is typically 15 months.  When PCS is included within a multiple element arrangement, we utilize the bell-shaped curve approach to establish VSOE for the PCS. Under the bell-shaped curve approach of establishing VSOE, we perform a VSOE compliance test on a quarterly basis to ensure that a substantial majority of our actual PCS renewals are within a sufficiently narrow range.

Product revenue derived from shipments to customers who purchase our products for resale and is generally recognized when such products are shipped (on a “sell-in” basis). We have historically experienced insignificant product returns from resellers, and our payment terms for these customers are similar to those granted to our end-users. If a reseller develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, we defer the revenue until the receipt of cash.  Our arrangements with resellers are periodically reviewed as our business and products change.

Software revenue also includes the quarterly minimum purchase commitments from a related party reseller referred to in Part 1, Item 1 “Financial Statements” - Note 12 – Related Party Transactions.

Network Connectivity Service Revenue.  Network Connectivity Services revenue is derived from network connectivity, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our subscription services portfolio and allows us to provide the all-in-one inContact solution. Revenue for the network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and 2013

The following is a tabular presentation of our condensed consolidated operating results for the three months ended June 30, 2014 compared to our condensed consolidated operating results for the three months ended June 30, 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Net revenue	$41,111	$31,083	$10,028	32%
Costs of revenue	21,088	15,954	5,134	32%
Gross profit	20,023	15,129	4,894
Gross margin	49%	49%
Operating expenses:
Selling and marketing	13,005	9,008	3,997	44%
Research and development	5,478	2,964	2,514	85%
General and administrative	7,076	4,811	2,265	47%
Total operating expenses	25,559	16,783	8,776
Loss from operations	(5,536)	(1,654)	(3,882)
Other expense	(82)	(90)	8
Loss before income taxes	(5,618)	(1,744)	(3,874)
Income tax benefit (expense)	10,080	(32)	10,112
Net income (loss)	$4,462	$(1,776)	$6,238

Revenue

Total revenues increased $10.0 million or 32% to $41.1 million during the three months ended June 30, 2014 compared to revenues of $31.1 million during the same period in 2013. The increase relates to an increase of $8.0 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact portfolio of cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014. Network connectivity segment revenue increased $2.0 million as the increase of Network connectivity revenue associated with our inContact portfolio customers exceeded the attrition of our Network connectivity only customers.

We recognized $1.7 million of software revenue during the three months ended June 30, 2014 and during the same period in 2013, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire in the third quarter of 2014. As of June 30, 2014, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, actual revenue from resold software services will not meet the net minimum purchase commitment in the third quarter of 2014. Therefore, we anticipate a reduction in software revenue from that reseller in the second half of 2014 approximately equal to the reduction in the net minimum purchase commitment in the second half of 2014 from the first half of 2014.

Costs of revenue and gross margin

Costs of revenue increased $5.1 million or 32% to $21.1 million during the three months ended June 30, 2014 compared to $16.0 million for the same period in 2013. Gross margin remained consistent at 49% for the three months ended June 30, 2014 compared to the same period in 2013. Gross margin was decreased by increased costs attributable to greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments and increased amortization of intangible assets from business acquisitions. The decrease was offset by lower network connectivity costs due to increased efficiencies in call routing related to a continued investment in technology, increased margins from Uptivity’s software products and lower negotiated direct costs.

Selling and marketing

Selling and marketing expenses increased $4.0 million or 44% to $13.0 million during the three months ended June 30, 2014 from $9.0 million for the same period in 2013. This increase is primarily a result of headcount additions, including from the Uptivity acquisition, for direct and channel sales employees, increased commissions as a result of increased revenue and headcount, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development

Research and development expense increased $2.5 million or 85% to $5.5 million during the three months ended June 30, 2014 from $3.0 million during the same period in 2013. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including from the Uptivity acquisition.

General and administrative

General and administrative expense increased $2.3 million or 47% to $7.1 million during the three months ended June 30, 2014 compared to $4.8 million during the same period in 2013. The increase is primarily due to increased costs incurred to support our domestic and international business expansion, including the addition of Uptivity employees and acquisition related costs.

Other expense

Other expense decreased $8,000 to $82,000 during the three months ended June 30, 2014 from $90,000 for the same period in 2013.

Income taxes

Benefit (provision) for income taxes for the three months ended June 30, 2014 was $10.2 million compared to ($32,000) for the same period in 2013. The tax benefit in the second quarter of 2014 was due to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value and acquired intangibles resulted in a partial reversal of the valuation allowance upon consolidation.

Six Months Ended June 30, 2014 and 2013

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2014 compared to our condensed consolidated operating results for the six months ended June 30, 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Net revenue	$78,165	$62,728	$15,437	25%
Costs of revenue	40,161	32,422	7,739	24%
Gross profit	38,004	30,306	7,689
Gross margin	49%	48%
Operating expenses:
Selling and marketing	23,061	17,430	5,631	32%
Research and development	9,238	5,735	3,503	61%
General and administrative	12,344	9,856	2,488	25%
Total operating expenses	44,643	33,021	11,622
Loss from operations	(6,639)	(2,715)	(3,924)
Other expense	(344)	(175)	(169)
Loss before income taxes	(6,983)	(2,890)	(4,093)
Income tax expense	10,053	(49)	10,102
Net income (loss)	$3,070	$(2,939)	$6,009

Revenue

Total revenues increased $15.4 million or 25% to $78.2 million during the six months ended June 30, 2014 compared to revenues of $62.7 million during the same period in 2013. The increase relates to an increase of $11.9 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact portfolio of cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014. Network connectivity segment revenue increased $3.6 million as the increase of Network connectivity revenue associated with our inContact portfolio customers exceeded the attrition of our Network connectivity only customers.

We recognized $3.4 million of software revenue during the six months ended June 30, 2014 and during the same period in 2013, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire in the third quarter of 2014. As of June 30, 2014, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, actual revenue from resold software services will not meet the net minimum purchase commitment in the third quarter of 2014. Therefore, we anticipate a reduction in software revenue from that reseller in the second half of 2014 approximately equal to the reduction in the net minimum purchase commitment in the second half of 2014 from the first half of 2014.

Costs of revenue and gross margin

Costs of revenue increased $7.7 million or 24% to $40.2 million during the six months ended June 30, 2014 compared to $32.4 million for the same period in 2013. Gross margin increased one percentage point to 49% for the three months ended June 30, 2014 compared to 48% for the same period in 2013. This increase was a result of lower network connectivity costs due to increased efficiencies in call routing related to a continued investment in technology, increased margins from Uptivity’s software products and lower negotiated direct costs.

Selling and marketing

Selling and marketing expenses increased $5.6 million or 32% to $23.1 million during the six months ended June 30, 2014 from $17.4 million for the same period in 2013. This increase is primarily a result of headcount additions, including from the Uptivity acquisition, for direct and channel sales employees, increased commissions as a result of increased revenue and headcount, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development

Research and development expense increased $3.5 million or 61% to $9.2 million during the six months ended June 30, 2014 from $5.7 million during the same period in 2013. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including additional headcount from the Uptivity acquisition.

General and administrative

General and administrative expense increased $2.5 million or 25% to $12.3 million during the six months ended June 30, 2014 compared to $9.9 million during the same period in 2013. The increase is primarily due to increased costs incurred to support our domestic and international business expansion, including Uptivity acquisition related costs.

Other expense

Other expense increased $169,000 to $344,000 during the six months ended June 30, 2014 from $175,000 for the same period in 2013. The difference is primarily due to an increase in the amount of interest expense in the first half of 2014 compared to the same period in 2013 related to a higher average balance on our term loans.

Income taxes

Benefit (provision) for income taxes for the three months ended June 30, 2014 was $10.2 million compared to ($49,000) for the same period in 2013. The income tax benefit in the six months ended June 30, 2014 was due to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value and acquired intangibles resulted in a partial reversal of the valuation allowance upon consolidation.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net revenue	$24,198	$16,185	$8,013	50%	$44,207	$32,357	$11,850	37%
Costs of revenue	10,233	6,344	3,889	61%	18,468	12,779	5,689	45%
Gross profit	13,965	9,841	4,124		25,739	19,578	6,161
Gross margin	58%	61%			58%	61%
Operating expenses:
Direct selling and marketing	11,501	7,560	3,941	52%	20,315	14,523	5,792	40%
Direct research and development	5,149	2,714	2,435	90%	8,623	5,253	3,370	64%
Indirect	7,094	4,708	2,386	51%	12,360	9,454	2,906	31%
Loss from operations	$(9,779)	$(5,141)	(4,638)		$(15,559)	$(9,652)	(5,907)

Three Months Ended June 30, 2014 and 2013

The Software segment revenue increased by $8.0 million or 50% to $24.2 million during the three months ended June 30, 2014 from $16.2 million for the same period in 2013. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014.

We recognized $1.7 million of software revenue during the three months ended June 30, 2014 and during the same period in 2013, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. As of June 30, 2014, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, actual revenue from resold software services will not meet the net minimum purchase commitment in the third quarter of 2014. Therefore, we anticipate a reduction in software revenue from that reseller in the second half of 2014 approximately equal to the reduction in the net minimum purchase commitment in the second half of 2014 from the first half of 2014.

Gross margin decreased three percentage points to 58% for the three months ended June 30, 2014 compared to 61% for the same period in 2013. This decrease is largely a result of increased costs attributable to greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, increased costs related to the sale of third part vendor software services and increased amortization of intangible assets from business acquisitions.

Direct selling and marketing expenses in the Software segment increased $3.9 million or 52% to $11.5 million during the three months ended June 30, 2014 compared to $7.6 million for the same period in 2013. This increase is a result of headcount additions, including additional headcount from the Uptivity acquisition, for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended June 30, 2014, we incurred $5.1 million in direct research and development costs, including direct research and development costs generated by Uptivity, compared to $2.7 million for the same period in 2013 and have capitalized an additional $2.7 million of costs incurred during the three months ended June 30, 2014 related to our internally developed software compared to $1.4 million for the same period in 2013.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $2.4 million or 50% to $7.1 million during the three months ended June 30, 2014 from $4.7 million for the same period in 2013 due to the general increase in direct expenses and more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment.

Six Months Ended June 30, 2014 and 2013

The Software segment revenue increased by $11.9 million or 37% to $44.2 million during the six months ended June 30, 2014 from $32.4 million for the same period in 2013. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014.

We recognized $3.4 million of software revenue during the six months ended June 30, 2014 and during the same period in 2013, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. As of June 30, 2014, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, actual revenue from resold software services will not meet the net minimum purchase commitment in the third quarter of 2014. Therefore, we anticipate a reduction in software revenue from that reseller in the second half of 2014 approximately equal to the reduction in the net minimum purchase commitment in the second half of 2014 from the first half of 2014.

Gross margin decreased three percentage points to 58% for the six months ended June 30, 2014 compared to 61% for the same period in 2013. This decrease is largely a result of increased costs attributable to greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, increased costs related to the sale of third party vendor software services and increased amortization of intangible assets from business acquisitions.

Direct selling and marketing expenses in the Software segment increased $5.8 million or 40% to $20.3 million during the six months ended June 30, 2014 compared to $14.5 million for the same period in 2013. This increase is a result of headcount additions, including additional headcount from the Uptivity acquisition, for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the six months ended June 30, 2014, we incurred $8.6 million in direct research and development costs, including direct research and development costs generated by Uptivity, compared to $5.3 million for the same period in 2013 and have capitalized an additional $5.0 million of costs incurred during the six months ended June 30, 2014 related to our internally developed software compared to $2.9 million for the same period in 2013.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $2.9 million or 31% to $12.3 million during the six months ended June 30, 2014 from $9.5 million for the same period in 2013 due to the general increase in indirect expenses and more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net revenue	$16,913	$14,898	$2,015	14%	$33,958	$30,371	$3,587	12%
Costs of revenue	10,855	9,610	1,245	13%	21,693	19,643	2,050	10%
Gross profit	6,058	5,288	770		12,265	10,728	1,537
Gross margin	36%	35%			36%	35%
Operating expenses:
Direct selling and marketing	933	947	(14)	(1%)	1,689	1,938	(249)	(13%)
Indirect	882	854	28	3%	1,656	1,853	(197)	(11%)
Income from operations	$4,243	$3,487	$756		$8,920	$6,937	$1,983

Three Months Ended June 30, 2014 and 2013

Network connectivity segment revenue increased $2.0 million or 14% to $17.0 million during the three months ended June 30, 2014 compared to $14.9 million for the same period in 2013 due to the increase of network connectivity revenue associated with our inContact portfolio customers exceeding the attrition of our Network connectivity only customers. Our costs of revenue increased 13% due to the increase in revenue and Network connectivity gross margin increased by 1% due to increased efficiencies in call routing related to our continued investment in technology and lower negotiated direct costs. Selling and marketing expenses decreased $14,000 or 1% during the three months ended June 30, 2014 as compared to the same period in 2013. Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $28,000 or 3% during the three months ended June 30, 2014 compared to the same period in 2013.

Six Months Ended June 30, 2014 and 2013

Network connectivity segment revenue increased $3.6 million or 12% to $34.0 million during the six months ended June 30, 2014 compared to $30.4 million for the same period in 2013 due to the increase of network connectivity revenue associated with our inContact portfolio customers exceeding the attrition of our Network connectivity only customers. Our costs of revenue increased 10% due to the increase in revenue and Network connectivity gross margin increased by 1% due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs. Selling and marketing expenses decreased $249,000 or 13% during the six months ended June 30, 2014 as compared to the same period in 2013, which is largely a result of fewer Network connectivity partner sales incentives.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $197,000 or 11% during the six months ended June 30, 2014 compared to the same period in 2013, which is largely a result of reduction in bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents and cash available from borrowings under our Revolving Credit Agreement, which expires in July 2015. At June 30, 2014, we had $32.1 million of cash and cash equivalents. In addition to our $32.1 million of cash and cash equivalents, we have access to additional available borrowings under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements. The available borrowings under the Revolving Credit Agreement at June 30, 2014 were $15.0 million, based on the maximum available advance amount calculated on the June 20, 2014 borrowing base certificate. Total cash and additional availability under the Revolving Credit Agreement was $47.1 million at June 30, 2014. The Revolving Credit Agreement is collateralized by substantially all our assets.

We experienced net income of $3.1 million during the six months ended June 30, 2014. Significant non-cash expenses and tax benefits affecting operations during the six months ended June 30, 2014 were $10.2 million partial reversal of the deferred tax asset valuation allowance as a result of the acquisition of Uptivity, $7.3 million of depreciation and amortization and $3.0 million of stock-based compensation.

The primary source of working capital was an increase in trade accounts payable and deferred revenue.  Trade accounts payable increased primarily due to timing of payments to network connectivity vendors and outside services vendors.  Deferred revenue increased primarily due to the billings generated by the acquisition of Uptivity.

Uses of working capital related to increases of accounts receivable related to increased revenue, including that generated by Uptivity.

Cash used of $20.4 million in investing activities related primarily to purchase of equipment, capitalized internally developed software costs and the acquisition of Uptivity.

Cash provided by financing activity of $457,000 related primarily to the exercise of stock options and borrowings under the term note off set by principle payments on debt and capital lease obligations.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash and our Revolving Credit Agreement to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our Revolving Credit Agreement will be sufficient to meet our cash requirements during the next twelve months.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.  Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com pursuant to which the claims against Insidesales.com were dismissed.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit.  The Company does not believe the probable loss is material.

On January 15, 2014, Microlog Corporation (“Microlog”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999, alleging that we are infringing one or more claims made in U.S. Patent No. 7,092,509 (the “’509 Patent”), entitled “Contact Center System Capable of Handling Multiple Media Types of Contacts and Method for Using the Same.”  Microlog is seeking a declaratory judgment, injunctive relief, damages and an ongoing royalty, and costs, including attorney’s fees and expenses.  We are at the early stages of this lawsuit and presently intend to defend the claims vigorously.

On March 20, 2014, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 14-360, alleging that we are infringing one or more claims made in U.S. Patent No. 6,311,231 (the “’231 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”; U.S. Patent No. 6,668,286 (the “’286 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”; U.S. Patent No. 7,159,043 (the “’043 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System”; and U.S. Patent No. 8,438,314 (the “’314 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contract Channel Changing System”. Pragmatus is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.  We are at the early stages of this lawsuit and presently intend to defend the claims vigorously.

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

TEM 1A.	RISK FACTORS

Our most recent Annual Report on Form 10-K, as well as other filings with the Securities and Exchange Commission, contain discussions of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to our business and an investment in our common stock.  Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks presented in those filings and the additional risks described below.  The risks and uncertainties described below are not the only ones we face.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects, our business, financial condition and results of operations could be seriously harmed.  In that event, the market price for our common stock could decline.

If we are not able to integrate acquisitions successfully, our operating results and prospects could be harmed.

We have acquired new technology and operations in the past, including our most recent acquisitions of Uptivity in May 2014.  We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development.  The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions.  Acquisitions are inherently risky, and any acquisitions we complete may not be successful.  Any acquisitions we pursue would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations and technologies of the companies we acquire;
•	diversion of our management’s attention from normal daily operations of our business;
•	our inability to maintain the customers, the key employees, the key business relationships and the reputations of the businesses we acquire;
•	our inability to generate sufficient revenue from acquisitions to offset our increased expenses associated with acquisitions;
•

our responsibility for the liabilities of the businesses we acquire, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition, or their infringement or alleged infringement of third party intellectual property, contract or data access rights prior to the acquisition;

•	difficulties in complying with new markets or regulatory standards to which we were not previously subject;
•	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire; and
•	adverse effects of acquisition activity on the key performance indicators we use to monitor our performance as a business.

Unanticipated events and circumstances may occur in future periods which may affect the realizability of our intangibles assets recognized through acquisitions.  The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies.  These events and circumstances may cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Our stock price could decline due to the dilutive effect of issuing securities for acquisitions or financing.

On July 11, 2014, we filed a registration statement with the Securities and Exchange Commission on Form S-3 to permit the former shareholders of Uptivity to resell up to 4,256,244 shares of our common stock in the market, subject to lock-up agreements that provide for the restrictions on sale to lapse over time in tranches beginning with the effective date of the registration statement on July 23, 2014, and ending 270 days later.  We also filed on July 11, a shelf registration statement on Form S-3 that allows us to offer and sell an indeterminate number of shares of our common stock, preferred stock, debt securities, and warrants from time to time, up to a maximum dollar amount of $125 million.  Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.  These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to be able to use or equity for acquisitions at a price that we deem appropriate.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

Stock repurchases for the three months ended June 30, 2014, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publically announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
April 1 – 30, 2014 (1)	1	$—	—	—
May 1 – 31, 2014	—	—	—	—
June 1 – 30, 2014 (2)	1	8.73	—	—
Total shares repurchased	2	$4.97	—	—
(1)	In April 2014, we received 1,000 shares of our common stock from employees as a result of the cancelation of a restricted stock award upon termination of employment.

(2)

June 2014, we received 1,000 shares of our common stock from an employee for the settlement of the employee’s payroll tax obligation of $12,000 associated with the lapsing of the selling restriction of a restricted stock award.

ITEM 5.	OTHER INFORMATION

As of August 4, 2014, inContact, as borrower, and Zions First National Bank, as Lender, entered into the Second Amendment (“Amendment”), to Amended and Restated Loan Agreement between them dated April 30, 2012 (the Amended and Restated Loan Agreement, as amended including the Amendment, is referred to herein as the “Loan Agreement”).  As a result of the Amendment certain terms of the Loan Agreement are modified or amended as follows:

•

The aggregate amount of term loans increases by $5,000,000 to a total of $13,000,000.  The new term loan for $5,000,000 matures on August 4, 2018, and we are allowed to draw on that loan through August 4, 2015.  The interest rate is 4.0% per annum above the ninety day LIBOR.  Principal is paid in 36 equal monthly installments commencing on August 1, 2015, and we may prepay any portion of the Term Loan without penalty or premium.  The principal amount of the revolving loan available to us under the Loan Agreement remains unchanged at $15,000,000, but the maturity date is extended to July 1, 2016.

•

As a result of the recent acquisition of Uptivity, this new subsidiary is guarantying payment of all obligations arising under the Loan Agreement, and all of the assets of Uptivity are being pledged to Zions as additional security.

•

Our liquidity financial covenant is modified so that the aggregate value of cash, cash equivalents, and marketable securities shall not be less than the outstanding balance of the revolving loan plus $2,500,000, and if at any time the aggregate value is less than this sum, then we must generate a minimum quarterly EBITDA of $2,900,000 (before the Amendment it was $2,500,000) measured as of the last day of each calendar quarter.

•

Also, our restriction on the debt covenant is changed so that so that our debt due (excluding obligations under the Loan Agreement) cannot exceed $600,000 per debt for each of the calendar years ending December 31, 2014, 2015, and 2016 (before the Amendment it was $200,000) and $200,000 for each calendar year thereafter, and the outstanding principal amount of our debt due (excluding obligations under the Loan Agreement) cannot exceed $1,200,000 at any time for each of the calendar years ending December 31, 2014, 2015, and 2016 (before the Amendment it was $500,000) and $500,000 for each calendar year thereafter.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document
2.1

Agreement and Plan of Merger dated May 6, 2014, by and among: inContact, Inc., a Delaware corporation; INCC Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the inContact; CallCopy, Inc., a Delaware corporation; and, the stockholders of CallCopy (1)

4.1	2008 Equity Incentive Plan, as amended through June 11, 2014 (2)
10.1	Form of Non-Competition and Non-Solicitation Agreement (3)
10.2	Non-Solicitation Agreement with Edison Venture Fund VII, L.P. (4)
10.3	Form of Repurchase Agreements (5)
10.4	Form of Registration Rights Agreement (6)
10.5	Form of Lock-up Agreement (7)
10.6	Lock-up Agreement with Edison Venture Fund VII, L.P. (8)
10.7	Form of Restricted Stock Unit Agreement (9)
10.8	Second Amendment to Amended and Restated Loan Agreement, dated August 4, 2014
10.9	Form of Promissory Term Loan Note to Zions First National Bank dated August 4, 2014
10.10	Form of Pledge and Security Agreement, date August 4, 2014
10.11	Form of Stock Transfer Power, date August 4, 2014
10.12	Form of Security Agreement, date August 4, 2014
10.13	Form of Second Note Modification Agreement and Allonge to Amended and Restated Promissory Note, date August 4, 2014
10.14	Form of CallCopy Guarantee, date August 4, 2014
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

This document was filed as an exhibit to the current report on Form 8-K/A filed by inContact with the Securities and Exchange Commission on July 9, 2014, and is incorporated herein by this reference.  The following is a list of the exhibits and schedules to the Agreement and Plan of Merger, which indicates whether the item is filed with the Form 8-K/A report or omitted. All omitted items will be provided supplementally to the Securities and Exchange Commission upon request.

Exhibit A	Certain Definitions	Included in Exh. 2.1
Exhibit B	Form of Certificate of Merger	Included in Exh. 2.1
Exhibit C-1& C-2	Forms of Non-Competition Agreement and Non-Solicitation Agreement	Exh.’s 10.1 and 10.2 hereto
Exhibit D	Form of Employment Agreement	Omitted
Exhibit E	Form of Repurchase Agreements	Exh. 10.3
Exhibit F	Form of Registration Rights Agreement	Exh. 10.4
Exhibit G	Form of Escrow Agreement	Omitted
Exhibit H-1 & H-2	Forms of Lock-up Agreement	Exh.’s 10.5 and 10.6 hereto
Exhibit I	Form of Legal Opinion	Omitted
Exhibit J	Form of Restricted Stock Unit Agreement	Exh. 10.7
Schedule A	Stockholders of CallCopy	Omitted
Schedule B	Holders of CallCopy Stock Options	Omitted
Schedule C	Estimated Closing Date Balance Sheet and Estimated Closing Adjusted Net Current Assets, With Method of Calculation	Omitted
	CallCopy Disclosure Schedule	Omitted
(2)

This document was filed as an exhibit to the Registration Statement on Form S-8, File No. 333-197382, filed by inContact with the Securities and Exchange Commission on July 11, 2014, and is incorporated herein by this reference.

(3)

This document was filed as an exhibit to the current report on Form 8-K/A filed by inContact with the Securities and Exchange Commission on July 9, 2014, and is incorporated herein by this reference.  This is the form of Non-Competition and Non-Solicitation Agreement inContact entered into with Raymond Bohac, Kenton Bowen, Jeffrey M. Canter, Aaron Cash, Richard Daley, Patrick Hall, Mark A. Studer, and Tarne Tassniyom.

(4)	This document was filed as an exhibit to the current report on Form 8-K/A filed by inContact with the Securities and Exchange Commission on July 9, 2014, and is incorporated herein by this reference.
(5)

This document was filed as an exhibit to the current report on Form 8-K/A filed by inContact with the Securities and Exchange Commission on July 9, 2014, and is incorporated herein by this reference.  This is the form of Repurchase Agreement inContact entered into with Jeffrey M. Canter, Patrick Hall, Mark A. Studer, and Tarne Tassniyom.

(6)

This document was filed as an exhibit to the current report on Form 8-K/A filed by inContact with the Securities and Exchange Commission on July 9, 2014, and is incorporated herein by this reference.  This is the form of Registration Rights Agreement inContact entered into Raymond Bohac, Kenton Bowen, Jeffrey M. Canter, Aaron Cash, Richard Daley, Patrick Hall, Mark A. Studer, Tarne Tassniyom, and Edison Venture Fund VII, LP.

(7)

This document was filed as an exhibit to the current report on Form 8-K/A filed by inContact with the Securities and Exchange Commission on July 9, 2014, and is incorporated herein by this reference.  This is the form of Lock-up Agreement inContact entered into with Raymond Bohac, Kenton Bowen, Jeffrey M. Canter, Aaron Cash, Richard Daley, Patrick Hall, Mark A. Studer, and Tarne Tassniyom.

(8)	This document was filed as an exhibit to the current report on Form 8-K/A filed by inContact with the Securities and Exchange Commission on July 9, 2014, and is incorporated herein by this reference.
(9)

This document was filed as an exhibit to the current report on Form 8-K/A filed by inContact with the Securities and Exchange Commission on July 9, 2014, and is incorporated herein by this reference.  This is the form of Restricted Stock Unit Agreement inContact awarded to former CallCopy option holders to replace their options.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: August 8, 2014	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: August 8, 2014	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer