Form 10-K/A
period 2013-12-31
inContact, Inc.
filed 2014-11-14
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Explanatory Note

Subsequent to the issuance of inContact, Inc.’s (“we”, the “Company” or “inContact”) 2013 Consolidated Financial Statements, we identified errors related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations. We determined that the errors were not material to any period presented, but concluded that the related control deficiency that allowed the error to occur and not be detected on a timely basis amounted to a material weakness in our internal controls over financial reporting.

As a result, we are filing this amendment (Amendment) to our Annual Report on Form 10-K for the year ended December 31, 2013 (Original Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 7, 2014 (Original Filing Date) to reflect changes in our assessment of internal controls over financial reporting and disclosure controls and procedures.  We have also included in this amendment an adjustment to correct an immaterial error related to our income tax provision as of December 31, 2013. We have restated our financial statements and related disclosures to correct the immaterial errors in each period presented.

Concurrently with the filing of this Amendment, the Company is filing an amendment to its Quarterly Reports on Form 10-Q for the three months ended March 31, 2014, and the three and six months ended June 30, 2014.

Revisions to the Original Form 10-K include the following:

(A) Amendments to Part I, Item 1A - Risk Factors, to add an additional risk factor regarding the potential adverse impact the material weakness could have on our business, results of operations, financial condition and liquidity.

(B)	Amendments to Part II, Item 6 - Selected Financial Data, to reflect the restatement of our financial results.
(C)	Amendments to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the restatement of our financial results.
(D)	Amendments to Part II, Item 8 - Consolidated Financial Statements and Supplementary Data, to reflect the restatement of our financial results.
(E)

Amendments to Part II, Item 9A - Controls and Procedures, to (i) describe changes in our disclosure controls and procedures and our internal controls over financial reporting to address a material weakness, (ii) modify management’s opinion of the effectiveness of our internal controls over financial reporting as of December 31, 2013, and (iii) modify the Report of our Independent Registered Public Accounting Firm for its opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2013.

(F)	Part IV, Item 15 – Exhibits and Financial Statement Schedule, including exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

Except as described in this Explanatory Note, the Consolidated Financial Statements and financial statement footnote disclosures in the original Form10-K are unchanged. In particular, except for the events described above, this Amendment has not been updated to reflect any events that have occurred after the original Form 10-K was filed or to modify or update disclosures affected by other subsequent events, except where required by GAAP. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company’s other filings with the SEC, together with any amendments to those filings.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports and other information with the SEC. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.inContact.com as soon as reasonably practicable after electronically filing such materials with the SEC. They may also be obtained by writing to inContact, Inc., 7730 S. Union Park Avenue, Suite 500, Salt Lake City, Utah 84047. In addition, copies of these reports may be obtained through the Securities and Exchange Commission website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330. Our common stock trades on The NASDAQ Capital Market under the symbol “SAAS.”

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

We operate under two business segments: Software and Network connectivity. The Software segment includes all services related to the delivery of our cloud contact center software solutions. The Network connectivity segment includes all voice and data long distance services provided to customers. Software segment revenue was 53% of total revenue in 2013, 50% in 2012, and 45% in 2011. Please see the financial information on our segments presented in Part IV, Item 15 “Financial Statements” – Note 17 – “Segments.”

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

[1]	2013 Hosted Contact Center Infrastructure Market Report, DMG Consulting LLC, September 2013.

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

[1]	Mr. Welch separated from inContact in February 2014.
[2]	Mr. Gosain separated from inContact in January 2014.
[3]	Mr. Critchfield’s employment began January 2014.

ITEM 1A.	RISK FACTORS

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

Our net loss was $10.2 million, $6.1 million and $10.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Continued losses will diminish the working capital we have available to pursue development of our business. Sales within the Software segment continue to improve, but we have not achieved positive annual operating results and whether inContact will ultimately achieve positive results and cash flow should be considered a substantial risk with respect to our business.

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

A material weakness in internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and liquidity.

As discussed in Part I, Item 4 - Controls and Procedures, we have identified a material weakness in internal control over financial reporting during the fourth quarter of 2014. The Company’s controls were not properly designed related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations.  A material weakness could result in a material misstatement of our annual or interim financial statements. A material misstatement would involve numerous risks, including the following:

—

We could be subject to civil litigation, including class action shareholder actions arising out of or relating to the restatements, which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties;

—	Negative publicity relating to the restatements may adversely affect our business and the market price of our Common Stock;
—

Due to any negative publicity with respect to the restatements and the associated uncertainty in the equity markets, we may be unable to attract or retain the personnel necessary to achieve our business objectives;

—

Management’s focus on achieving our business objectives has been and may continue to be diverted to addressing (i) the restatements (ii) customers’, employees’, investors’ and regulators’ questions and concerns regarding the restatements (iii) any negative impact on the Company’s public image with our customers and in the financial market caused by the restatements and (iv) any subsequent litigation that may result from the restatements;

—	The SEC may review the restatements and require further amendment of our public filings; and
—	We have incurred and may continue to incur significant expenses associated with the restatements.

Each of these risks described above could have a material adverse effect on our business, results of operations, financial condition and liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2.	PROPERTIES

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

Restatement

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2013. The consolidated statements of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of inContact. The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report. Such financial data give effect to the restatement of prior period financial statements to correct errors related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations. We have also included in this amendment an adjustment to correct an immaterial error related to our income tax provision as of December 31, 2013. See Part IV, Item 15, “Financial Statements”—Note 2—“Restatement of Previously Issued Financial Statements.” Management believes the effects of these errors are not material to its previously issued Consolidated Financial Statements.

Consolidated Statement of Operations Data – (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net revenue	$130,037	$110,280	$88,472	$81,704	$84,036
Net loss	$(10,203)	$(6,127)	$(10,392)	$(1,507)	$(3,069)
Net loss applicable to common stockholders	$(10,203)	$(6,127)	$(10,392)	$(1,507)	$(3,069)
Net loss per share:
Basic and diluted	$(0.19)	$(0.13)	$(0.26)	$(0.04)	$(0.10)
Cash dividends per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data – (in thousands):

	As of December 31,
	2013	2012	2011	2010	2009
Total assets	$108,061	$96,347	$58,414	$40,585	$38,929
Long-term obligations	$9,280	$5,200	$7,071	$8,973	$9,475

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The MD&A gives effect to the restatement of prior period Consolidated Financial Statements referred to in Note 2—“Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements contained in Part IV, Item 15.

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

Software

Software delivery and support of our inContact portfolio is provided on a monthly recurring subscription basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness, as it relates to utilization of the inContact portfolio. Customers access cloud software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our network connectivity and data network is fundamental to our inContact portfolio and allows us to provide the all-in-one inContact solution. Software service revenue also includes revenue related to minimum purchase commitments through July 2014, from a related party reseller referred to in Part IV. Item 13 “Financial Statements” – Note 14 – Related Party Transactions.”

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

Results of Operations

Results of 2013 versus 2012

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2013 compared to our condensed operating results for the year ended December 31, 2012 (in thousands):

	2013	2012	$ Change	% Change
Net revenue	$130,037	$110,280	$19,757	18%
Costs of revenue	67,377	59,776	7,601	13%
Gross profit	62,660	50,504	12,156
Gross margin	48%	46%
Operating expenses:
Selling and marketing	37,220	28,591	8,629	30%
Research and development	12,605	9,401	3,204	34%
General and administrative	22,314	17,883	4,431	25%
Total operating expenses	72,139	55,875	16,264
Loss from operations	(9,479)	(5,371)	(4,108)
Other expense	(351)	(636)	285	45%
Loss before income taxes	(9,830)	(6,007)	(3,823)
Income tax expense	(373)	(120)	(253)
Net loss	$(10,203)	$(6,127)	$(4,076)

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

General and administrative: General and administrative expense increased $4.4 million or 25% to $22.3 million during 2013 compared to $17.9 million during 2012. The increase is primarily due to increased personnel costs and costs incurred to support our business expansion, both domestically and internationally.

Other expense: Other expense decreased $285,000 to $351,000 during 2013 compared to $636,000 during 2012.

Income taxes: Income taxes consist of foreign taxes and various state income taxes and increased $253,000 in 2013 as compared to 2012 due to increased foreign and state income taxes. We have a full valuation allowance on all deferred tax assets.

Results of 2012 versus 2011

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2012 compared to our condensed operating results for the year ended December 31, 2011 (in thousands):

	2012	2011	$ Change	% Change
Net revenue	$110,280	$88,472	$21,808	25%
Costs of revenue	59,776	52,577	7,199	14%
Gross profit	50,504	35,895	14,609
Gross margin	46%	41%
Operating expenses:
Selling and marketing	28,591	24,563	4,028	16%
Research and development	9,401	6,354	3,047	48%
General and administrative	17,883	14,541	3,342	23%
Total operating expenses	55,875	45,458	10,417
Loss from operations	(5,371)	(9,563)	4,192
Other expense	(636)	(755)	(119)	(16%)
Loss before income taxes	(6,007)	(10,318)	4,311
Income tax expense	(120)	(74)	46
Net loss	$(6,127)	$(10,392)	$4,265

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

General and administrative: General and administrative expense increased $3.3 million or 23% to $17.9 million during 2012 compared to $14.5 million during 2011. The increase is primarily due to increased personnel costs and costs incurred to support our international business expansion.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment condensed operating results for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net revenue	$68,897	$54,705	$39,870	14,192	26%	14,835	37%
Costs of revenue	28,012	22,134	16,940	5,878	27%	5,194	31%
Gross profit	40,885	32,571	22,930
Gross margin	59%	60%	58%
Operating expenses:
Direct selling and marketing	31,722	23,758	19,810	7,964	34%	3,948	20%
Direct research and development	11,601	8,502	5,706	3,099	36%	2,796	49%
Indirect	21,272	17,071	12,977	4,201	25%	4,094	32%
Loss from operations	$(23,710)	$(16,760)	$(15,563)

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

Indirect expenses, which consists of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $4.2 million in 2013 compared to 2012 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment and the overall increase in indirect expenses.

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

Direct selling and marketing expenses in the Software segment increased $3.9 million or 20% to $23.8 million in 2012 compared to $19.8 million during 2011. This increase is a result of headcount additions for channel sales employees and employees focused on managing and enhancing our referral and reseller partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions. Sales commission expense also increased with the increase in revenue.

We also continue to develop the portfolio of cloud contact center solutions by investing in research and development. During 2012, we incurred $8.5 million in direct research and development costs compared to $5.7 million during 2011 and have capitalized an additional $5.5 million of costs incurred during 2012 related to our internally developed software compared to $4.8 million during 2011.

Indirect expenses, which consist of overhead, such as rent, utilities and depreciation on property and equipment, increased $4.1 million in 2012 compared to 2011 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment and the overall increase in indirect expenses.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed operating results for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net revenue	$61,140	$55,575	$48,602	5,565	10%	6,973	14%
Costs of revenue	39,365	37,642	35,637	1,723	5%	2,005	6%
Gross profit	21,775	17,933	12,965
Gross margin	36%	32%	27%
Operating expenses:
Direct selling and marketing	3,511	3,207	3,421	(304)	9%	(214)	(6%)
Indirect	4,033	3,337	3,544	(696)	21%	(207)	(6%)
Income from operations	$14,231	$11,389	$6,000

Results of 2013 versus 2012

Network connectivity segment revenue increased $5.6 million or 10% to $61.1 million during 2013 from $55.6 million in 2012. This increase is attributable to the Network connectivity revenue from our inContact portfolio customers exceeding the attrition of our network connectivity only customers. Our costs of revenue increased 5% due to the increase in revenue, but Network connectivity gross margin increased 4% due to increased efficiencies in call routing related to continued investment in technology and lower negotiated direct costs, which resulted in lower per-minute network connectivity costs. Selling and marketing expenses increased 9% due to increased personnel costs related to Network connectivity sales support associated with our inContact portfolio customers, partially offset by lower third-party commissions.  Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased 21% during 2013 compared to 2012 primarily due to an increase in bad debt allocated to the Network connectivity segment.

Results of 2012 versus 2011

Network connectivity segment revenue increased $7.0 million or 14% to $55.6 million during 2012 from $48.6 million in 2011. This increase is attributable to the Network connectivity revenue from our inContact portfolio customers exceeding the attrition of our network connectivity only customers. Our costs of revenue increased 6% due to the increase in revenue, but Network connectivity gross margin increased 5% due to increased efficiencies in call routing related to a 2011 investment in technology and lower negotiated direct costs, which resulted in lower per-minute network connectivity costs. Selling and marketing expenses decreased 6% due to lower third-party commissions associated with the attrition of our network connectivity only customers offset partially by increased commissions for Network connectivity revenue associated with our inContact portfolio customers. Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment decreased 6% during 2012 compared to 2011 as a result of more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment.

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

We experienced a net loss of $10.2 million during the year ended December 31, 2013. Significant non-cash expenses affecting operations during 2013 were $11.5 million of depreciation and amortization and $4.3 million of stock-based compensation. The non-cash expenses were offset by increases in accounts receivable, other assets, trade accounts payable and deferred revenue resulting in $7.6 million of cash from operating activities during 2013.

Our working capital of $45.8 million at December 31, 2013 decreased from $49.9 million at December 31, 2012. The decrease is primarily due to a $2.4 million increase in trade accounts payable as a result of the timing of vendor payments.

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

During the year ended December 31, 2013, operating activities provided $7.6 million of cash, which was primarily due to $16.5 million of non-cash expenses affecting operations and an increase in liabilities of $6.1 million, offset by our net loss of $10.2 million and decrease in assets of $5.0 million.

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

The following selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012 give effect to the restatement of prior period financial statements to correct errors related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations. Also included is an adjustment to correct an immaterial error related to the income tax provision as of December 31, 2013. The Company will also record such corrections in the applicable 2013 interim financial statements to be included in its reports on Form 10-Q/A during 2014. A more complete discussion of the effect of the restatement can be found in Note 2—“Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements contained in Part IV, Item 15, herein. The Company believes that the effects of these errors are not material to its previously issued Consolidated Financial Statements.

Supplementary Financial Information—(Unaudited)

The following tables set forth the Company’s selected unaudited quarterly data for 2013 and 2012 (in thousands, except per share data):

	Quarter
	1st (As Previously Reported)	1st (As Restated)	2nd (As Previously Reported)	2nd (As Restated)	3rd (As Previously Reported)	3rd (As Restated)	4th (As Previously Reported)	4th (As Restated)
2013
Net revenues	$31,645	$31,645	$31,083	$31,083	$32,239	$32,239	$35,070	$35,070
Gross profit	15,177	15,177	15,129	15,129	15,468	15,468	16,886	16,886
Net loss	(1,163)	(1,427)	(1,776)	(2,030)	(2,516)	(2,827)	(3,563)	(3,919)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.04)	$(0.05)	$(0.05)	$(0.06)	$(0.07)

	Quarter
	1st (As Previously Reported)	1st (As Restated)	2nd (As Previously Reported)	2nd (As Restated)	3rd (As Previously Reported)	3rd (As Restated)	4th (As Previously Reported)	4th (As Restated)
2012
Net revenues	$25,556	$25,556	$26,140	$26,140	$27,933	$27,933	$30,651	$30,651
Gross profit	11,239	11,239	11,685	11,685	13,115	13,115	14,465	14,465
Net loss	(1,868)	(2,012)	(1,760)	(1,887)	(882)	(1,106)	(874)	(1,122)
Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.04)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES (As Revised)

Restatement

Subsequent to the issuance of the Company’s Consolidated Financial Statements for the quarterly period ended June 30, 2014, we concluded that there was a material weakness in our internal control over financial reporting.  The material weakness allowed errors to occur that were not detected in a timely manner resulting in the restatement of our previously issued financial statements for 2013, 2012 and 2011. Management’s decision to restate the Company’s previously issued Consolidated Financial Statements was made as a result of the identification of errors in the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligation. Also included is an adjustment to correct an immaterial error related to the income tax provision as of December 31, 2013. Management believes the effects of these errors are not material to its previously issued Consolidated Financial Statements.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission's rules and forms.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2013. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer) concluded that our disclosure controls and procedures were not effective during the period ended December 31, 2013, the end of the period covered by this Annual Report on Form 10-K/A, due to the material weakness described below.

Management's Report on Internal Control over Financial Reporting (as revised)

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company’s controls over the billing system related to the calculation and assessment of state sales tax for our products and services and the appropriate accounting for the related state sales tax obligations were not appropriately designed.  Management has concluded this control deficiency is a material weakness.  As a result of the material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

This material weakness resulted in the restatement of the financial statements described in Item 9A and immaterial post-closing adjustments which have been reflected in the financial statements for the year ended December 31, 2013. Additionally, as a result of the material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A.

Remediation Efforts

In response to the material weakness described above, our management, with the oversight from our Audit Committee of the Board of Directors, plans to take measures to remediate the underlying causes of the material weakness. We have done and/or initiated the following actions once the material weakness was identified in the fourth quarter of 2014:

•

We are implementing a new billing system and have engaged a new vendor to serve as our tax calculation engine and provide timely and accurate state sales tax rates and jurisdictional taxability information.

•

With the implementation of the new billing system, we are ensuring that the accounting professionals have the knowledge, experience and training to adequately configure the billing system to appropriately calculate and assess state sales tax on certain of our products and services.

•	We are evaluating and implementing controls to appropriately determine that the billing system and tax calculation engine are assessing state sales tax on certain of our products and services.
•	We will test and evaluate the design and operating effectiveness of the new control procedures and then conclude on the effectiveness of the remediation plan.

We believe these additional steps and internal controls will be effective in remediating the material weakness described above. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weakness described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting due to the material weakness as described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of inContact, Inc.

Salt Lake City, Utah

We have audited the internal control over financial reporting of inContact, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting (As Revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our report dated March 7, 2014, we expressed an unqualified opinion on internal control over financial reporting.  As described in the following paragraph, a material weakness was subsequently identified as a result of the Company’s controls over the billing system related to the calculation and assessment of state sales tax for their products and services and the appropriate accounting for the related state sales tax obligations not being appropriately designed.   Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company’s controls over the billing system related to the calculation and assessment of state sales tax for their products and services and the appropriate accounting for the related state sales tax obligations were not appropriately designed. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013, of the Company, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 7, 2014, November 14, 2014 as to the effects of the restatement discussed in Note 2, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 7, 2014 (November 14, 2014 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (As Revised))

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

Financial Statements and Schedule

Documents filed as part of this report:

(1)

Financial Statements. The following consolidated financial statements and the notes thereto, and the Report of Independent Registered Public Accounting Firms are incorporated by reference as provided in Item 8 of this report:

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation, as amended (1)
3.2	Amendment to the Certificate of Incorporation dated June 26, 2004 (2)
3.3	Amendment to the Certificate of Incorporation dated October 14, 2008 (3)
3.4	ByLaws (4)
4.1	Investor Rights Agreement dated June 14, 2011, with Enterprise Networks Holdings, Inc. (15)
10.1	Long-Term Stock Incentive Plan (4)
10.2	2005 Employee Stock Purchase Plan, as amended (23)
10.3	Form of Stock Option Agreement used prior to June 1999 (5)
10.4	Form of Stock Option Agreement used after June 1999 (5)
10.5	Form of Stock Option Agreement for awards granted under the Annual Executive Stock Option Plan (6)
10.6	Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (7)
10.7	Form of Notice of Restricted Stock Unit Grant to Non-Employee Directors (8)
10.8	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors (8)
10.9	2008 Equity Incentive Plan, as amended (9)
10.10	Revolving Credit Loan Agreement between inContact and Zions dated July 16, 2009 (10)
10.11	Amendment to Loan Agreement between inContact and Zions dated February 22, 2010 (11)
10.12	Note Modification Agreement and Allonge between inContact and Zions dated August 3, 2010 (12)
10.13	Second Amendment to Loan Agreement between inContact and Zions dated August 3, 2010 (13)
10.14	Second Note Modification Agreement and Allonge between inContact and Zions dated March 1, 2011 (16)
10.15	Third Amendment to Loan Agreement between inContact and Zions dated March 1, 2011 (16)
10.16	Master Finance Lease Agreement No. 0012773 with Zions dated July 23, 2009 (16)
10.17	Form of Common Stock Purchase Agreement dated June 14, 2011 (15)

Exhibit No.	Title of Document
10.18	Form of Registration Rights Agreement dated June 14, 2011 (15)
10.19	Fourth Amendment to Loan Agreement between inContact and Zions dated June 29, 2011 (17)
10.20	Master Reseller Agreement between inContact and Siemens (18)
10.21	Loan Agreement with Zions dated October 7, 2011 (19)
10.22	Promissory Note issued to Zions dated October 7, 2011 (19)
10.23	Guarantee Agreement by Siemens Enterprise Communications with Zions dated October 7, 2011 (19)
10.24	Security Transfer Agreement with Siemens Enterprise Communications dated October 7, 2011 (19)
10.25	First Amendment to Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (19)
10.26	Amended and Restated Loan Agreement between inContact and Zions dated April 30, 2012 (20)
10.27	Amended and Restated Promissory Revolving Loan Note issued to Zions dated April 30, 2012 (20)
10.28	Promissory Term Loan Note to Zions dated April 30, 2012 (20)
10.29	Stock purchase agreement with Piper Jaffray & Co. dated September 13, 2012 (21)
10.30	Addendum 1 to Master Reseller Agreement dated February 13, 2013, with Siemens Enterprise Communications (23)
10.31	Amendment to Investor Rights Agreement dated February 13, 2013, with Enterprise Networks Holding (23)
10.32	2nd Amendment to Lease Agreement for Additional Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (23)
10.33	First Amendment to Amended and Restated Loan Agreement, dated June 21, 2013 (22)
10.34	Promissory Term Loan Note to Zions First National Bank dated June 21, 2013 (22)
14.1	Code of Ethics (14)
21.1	List of Subsidiaries (24)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(24)

These documents were filed as an exhibit to the annual report on Form 10-K for 2013 filed by inContact with the Securities and Exchange Commission on March 7, 2014, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCONTACT, INC.
Date: November 14, 2014	/S/ PAUL JARMAN
Paul Jarman Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2014	/S/ GREGORY S. AYERS
Gregory S. Ayers Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2014	/S/ THEODORE STERN
Theodore Stern, Director
Date: November 14, 2014	/S/ STEVE M. BARNETT
Steve M. Barnett, Director
Date: November 14, 2014	/S/ PAUL JARMAN
Paul Jarman, Director
Date: November 14, 2014	/S/ BLAKE O. FISHER
Blake O. Fisher, Director
Date: November 14, 2014	/S/ PAUL F. KOEPPE
Paul F. Koeppe, Director
Date: November 14, 2014	/S/ MARK J. EMKJER
Mark J. Emkjer, Director
Date: November 14, 2014	/S/ HAMID AKHAVAN
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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014, November 14, 2014 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (As Revised), which expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 7, 2014 (November 14, 2014 as to the effects of the restatement discussed in Note 2)

INCONTACT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$49,148	$48,836
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible accounts of $2,203 and $831, respectively	18,682	18,043
Other current assets	4,360	3,278
Total current assets	72,271	70,238
Property and equipment, net	23,716	19,862
Intangible assets, net	3,971	1,156
Goodwill	6,563	4,086
Other assets	1,540	1,005
Total assets	$108,061	$96,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,696	$7,247
Accrued liabilities	8,772	6,832
Accrued commissions	2,072	1,610
Current portion of deferred revenue	2,440	1,973
Current portion of long-term debt and capital lease obligations	3,461	2,691
Total current liabilities	26,441	20,353
Long-term debt and capital lease obligations	4,580	2,859
Deferred rent	487	383
Deferred tax liability	232	—
Deferred revenue	3,981	1,958
Total liabilities	35,721	25,553
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 55,346 and 52,886 shares issued and outstanding, respectively	6	5
Additional paid-in capital	167,422	154,184
Accumulated deficit	(95,088)	(83,395)
Total stockholders’ equity	72,340	70,794
Total liabilities and stockholders’ equity	$108,061	$96,347

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Net revenue:
Software	$68,897	$54,705	$39,870
Network connectivity	61,140	55,575	48,602
Total net revenue	130,037	110,280	88,472
Costs of revenue:
Software	28,012	22,134	16,940
Network connectivity	39,365	37,642	35,637
Total costs of revenue	67,377	59,776	52,577
Gross profit	62,660	50,504	35,895
Operating expenses:
Selling and marketing	37,220	28,591	24,563
Research and development	12,605	9,401	6,354
General and administrative	22,314	17,883	14,541
Total operating expenses	72,139	55,875	45,458
Loss from operations	(9,479)	(5,371)	(9,563)
Other income (expense):
Interest income	—	3	1
Interest expense	(317)	(364)	(507)
Change in fair value of warrants	—	—	(158)
Other expense	(34)	(275)	(91)
Total other expense	(351)	(636)	(755)
Loss before income taxes	(9,830)	(6,007)	(10,318)
Income tax expense	(373)	(120)	(74)
Net loss and comprehensive loss	$(10,203)	$(6,127)	$(10,392)
Net loss per common share:
Basic and diluted	$(0.19)	$(0.13)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	54,742	47,108	40,434

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2010	35,714	$3	$84,474	—	$—	$(66,876)	$17,601
Issuance of common stock, net of issuance costs	7,188	—	23,633			—	23,633
Common stock issued for options and warrants exercised	624	1	1,585	—	—	—	1,586
Common stock issued under the employee stock purchase plan	80	—	225	—	—	—	225
Stock-based compensation	—	—	1,431	—	—	—	1,431
Issuance of restricted stock for services	18	—	67	—	—	—	67
Net loss	—	—	—	—	—	(10,392)	(10,392)
Balance at December 31, 2011	43,624	4	111,415	—	—	(77,268)	34,151
Issuance of common stock, net of issuance costs	8,000	1	37,260	—	—	—	37,261
Common stock issued for options exercised	1,196	—	3,262	—	—	—	3,262
Common stock issued under the employee stock purchase plan	66	—	280	—	—	—	280
Stock-based compensation	—	—	1,967	—	—	—	1,967
Net loss	—	—	—	—	—	(6,127)	(6,127)
Balance at December 31, 2012	52,886	5	154,184	—	—	(83,395)	70,794
Issuance of common stock, net of issuance costs	376	—	2,987	—	—	—	2,987
Common stock received for settlement of receivable and taxes upon vesting of restricted stock	—	—	—	(530)	(3,035)	—	(3,035)
Common stock issued for options exercised	2,005	1	5,722	430	2,459	(1,096)	7,086
Common stock issued under the employee stock purchase plan	41	—	265	33	206	(24)	447
Issuance of restricted stock	38	—	—	67	370	(370)	—
Stock-based compensation	—	—	4,264	—	—	—	4,264
Net loss	—	—	—	—	—	(10,203)	(10,203)
Balance at December 31, 2013	55,346	$6	$167,422	—	$—	$(95,088)	$72,340

See accompanying notes to the consolidated financial statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(10,203)	$(6,127)	$(10,392)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation of property and equipment	6,060	5,047	3,504
Amortization of software development costs	4,964	4,133	2,994
Amortization of intangible assets	434	238	544
Amortization of note financing costs	18	29	61
Interest accretion	6	9	16
Stock-based compensation	4,264	1,967	1,431
Warrants and stock issued for services	—	—	67
Change in fair value of warrants	—	—	158
Loss on disposal of property and equipment	711	274	95
Intangible assets written off	—	133	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts and other receivables, net	(3,370)	(5,178)	(3,522)
Other current assets	(1,082)	(758)	(405)
Other non-current assets	(523)	(144)	(375)
Trade accounts payable	1,204	92	2
Accrued liabilities	1,783	2,392	1,375
Accrued commissions	462	319	233
Deferred rent	116	78	(88)
Deferred tax liability	232	—	—
Deferred revenue	2,490	1,929	1,070
Net cash provided by (used in) operating activities	7,566	4,433	(3,232)
Cash flows from investing activities:
Gross decrease in restricted cash	—	165	—
Contingent purchase price payments	—	—	(135)
Purchase of intangible assets	—	(133)	—
Payments made for deposits	(12)	(23)	(98)
Proceeds from deposits	—	—	181
Acquisition of assets	(2,746)	—	—
Acquisition of a business	(2,700)	—	—
Capitalized software development costs	(6,169)	(5,504)	(4,753)
Purchases of property and equipment	(5,400)	(3,737)	(5,217)
Net cash used in investing activities	(17,027)	(9,232)	(10,022)
Cash flows from financing activities:
Proceeds from issuance of common stock	77	37,475	23,865
Offering costs payments	—	(414)	(32)
Proceeds from exercise of options and warrants	7,086	3,262	1,182
Proceeds from sale of stock under employee stock purchase plan	447	280	225
Principal payments on long-term debt and capital leases	(3,490)	(3,163)	(2,234)
Borrowings under promissory note and term loans	7,000	—	2,500
Purchase of treasury stock	(304)
Payment of debt financing fees	(43)	(29)	(79)
Borrowings under the revolving credit agreement	—	7,000	12,730
Payments under the revolving credit agreement	(1,000)	(8,500)	(17,500)
Net cash provided by financing activities	9,773	35,911	20,657
Net increase in cash and cash equivalents	312	31,112	7,403
Cash and cash equivalents at the beginning of the year	48,836	17,724	10,321
Cash and cash equivalents at the end of the year	$49,148	$48,836	$17,724
Supplemental cash flow information:
Cash paid for interest	$283	$326	$446
Cash paid for taxes	102	98	28
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$1,245	$72	$189
Property and equipment and other assets financed with capital leases	—	1,414	3,311
Common stock received for settlement of accounts receivable	2,731	—	—
Issuance of common stock for acquisition of a business	2,910	—	—
Cashless exercise of warrants	—	—	404
Equity issuance costs included in accrued liabilities	—	—	200
Contingent consideration included in accrued liabilities	145	—	—

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

Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include unbilled revenue, reserve for credits, the allowance for uncollectible accounts, attrition rates used to determine the amortization rate and estimated useful lives of customer lists acquired, the estimated customer life used to recognize revenue for professional services, and stock-based compensation.

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

Revenue is determined and recognized based on the type of service provided for the customer as follows:

—

inContact portfolio of services. Revenue is derived from the delivery of any of our software services within the inContact portfolio which are provided on a monthly recurring subscription basis. Because customers do not have the right to take possession of the software, these arrangements are considered service contracts and are not within the scope of Industry Topic 985, Software. Monthly recurring subscription charges are generally billed in arrears and recognized for the period in which they are earned. For subscription contracts with multiple elements (software, training, installation and network connectivity services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple-Element Arrangement. In addition to the monthly recurring subscription revenue, revenue is also derived on a non-recurring basis for professional services included in implementing or training. Because our professional services, such as training and installation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Professional services sold separately (i.e. not sold contemporaneously with the negotiation of a subscription contract) are recognized as revenue over the period that services are provided. Fees for network connectivity services in multiple element arrangements within the inContact portfolio are based on usage and are recognized as revenue in the same manner as fees for network connectivity services discussed in the following paragraph. Also included is revenue related to the quarterly minimum purchase commitments from a related party reseller (Note 14).

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

We utilize the graded-vesting method, rather than the straight-line method, for recognizing compensation expense as management believes the graded-vesting method more closely matches the expense to associated services. Under this method, approximately 60% of the compensation cost is expensed in the first year of a typical three-year vesting term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience (Note 13). Actual results may differ substantially from these estimates.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under GAAP are excluded from net loss. There were no differences between comprehensive loss and net loss for 2013, 2012 and 2011.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s 2013 Consolidated Financial Statements, we determined that errors existed in the Company’s previously issued Consolidated Financial Statements. As a result, the accompanying Consolidated Financial Statements have been restated to correct for such errors, as described below.

Management’s decision to restate the aforementioned financial statements was made as a result of the identification of errors related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations which cannot now be collected from customers due to the amount of time that has lapsed.

The principal effect of the restatement adjustments is to increase net loss by $1.1 million, $743,000 and $451,000 (including increasing General and Administrative expense by the same amount) for the years ended December 31, 2013, 2012 and 2011, respectively, and increase accrued liabilities by the corresponding amount. There is no cumulative effect of the restatement adjustments for all fiscal years prior to 2011.

Additionally, the Company identified an immaterial error related to the December 31, 2013 income tax provision.  The principal effect of the restatement adjustment is to increase net loss by $90,000 (including increasing Income tax expense for the year ended December 31, 2013 and increasing Other current assets by $143,000 and Deferred tax liability by $232,000).

The impact of the restatement adjustments on specific line items on the Company’s previously issued Consolidated Balance Sheet as of December 31, 2013 and 2012, its Consolidated Statements of Operations and Comprehensive Loss and Cash Flows and Consolidated Statement of Stockholders Equity for the years ended December 31, 2013, 2012 and 2011 are presented below (in thousands, except per share amounts):

	Consolidated Balance Sheet as of December 31, 2013
	As Previously Reported	Adjustments	As Restated
Other current assets	$4,217	$143	$4,360
Total current assets	72,128	143	72,271
Total assets	107,918	143	108,061
Accrued liabilities	6,482	2,290	8,772
Total current liabilities	24,151	2,290	26,441
Deferred tax liability	-	232	232
Total liabilities	33,199	2,522	35,721
Accumulated deficit	(92,709)	(2,379)	(95,088)
Total stockholders’ equity	74,719	(2,379)	72,340

	Consolidated Balance Sheet as of December 31, 2012
	As Previously Reported	Adjustments	As Restated
Accrued liabilities	$5,638	$1,194	$6,832
Total current liabilities	19,159	1,194	20,353
Total liabilities	24,359	1,194	25,553
Accumulated deficit	(82,201)	(1,194)	(83,395)
Total stockholders’ equity	71,988	(1,194)	70,794

	Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2013
	As Previously Reported	Adjustments	As Restated
General and administrative	$21,219	$1,095	$22,314
Total operating expenses	71,044	1,095	72,139
Loss from operations	(8,384)	(1,095)	(9,479)
Loss before income taxes	(8,735)	(1,095)	(9,830)
Income tax expense	(283)	(90)	(373)
Net loss and comprehensive loss	(9,018)	(1,185)	(10,203)
Net loss per common share:
Basic and diluted	$(0.16)	$(0.03)	$(0.19)

	Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2012
	As Previously Reported	Adjustments	As Restated
General and administrative	$17,140	$743	$17,883
Total operating expenses	55,132	743	55,875
Loss from operations	(4,628)	(743)	(5,371)
Loss before income taxes	(5,264)	(743)	(6,007)
Net loss and comprehensive loss	(5,384)	(743)	(6,127)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.02)	$(0.13)

	Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2011
	As Previously Reported	Adjustments	As Restated
General and administrative	$14,090	$451	$14,541
Total operating expenses	45,007	451	45,458
Loss from operations	(9,112)	(451)	(9,563)
Loss before income taxes	(9,867)	(451)	(10,318)
Net loss and comprehensive loss	(9,941)	(451)	(10,392)
Net loss per common share:
Basic and diluted	$(0.24)	$(0.02)	$(0.26)

	Consolidated Statement of Cash Flows for the year ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(9,018)	$(1,185)	$(10,203)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred tax liability	-	232	232
Other current assets	(939)	(143)	(1,082)
Other non-current assets	(522)	(1)	(523)

Accrued liabilities	686	1,097	1,783

	Consolidated Statement of Cash Flows for the year ended December 31, 2012
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(5,384)	$(743)	$(6,127)
Adjustments to reconcile net loss to net cash from operating activities:
Increase in accrued liabilities	1,649	743	2,392

	Consolidated Statement of Cash Flows for the year ended December 31, 2011
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(9,941)	$(451)	$(10,392)
Adjustments to reconcile net loss to net cash from operating activities:
Increase in accrued liabilities	924	451	1,375

	Consolidated Statement of Stockholders Equity for the year ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Net loss	$(9,018)	$(1,185)	$(10,203)

	Consolidated Statement of Stockholders Equity for the year ended December 31, 2012
	As Previously Reported	Adjustments	As Restated
Net loss	$(5,384)	$(743)	$(6,127)

	Consolidated Statement of Stockholders Equity for the year ended December 31, 2011
	As Previously Reported	Adjustments	As Restated
Net loss	$(9,941)	$(451)	$(10,392)

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

Property and equipment capitalized under capital lease obligations consist primarily of computer and office equipment and were as follows (in thousands):

	December 31,
	2013	2012
Gross	$6,322	$7,003
Less: accumulated depreciation and amortization	(5,320)	(4,295)
Total	$1,002	$2,708

NOTE 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Intangible assets, net	Gross Assets	Accumulated Amortization	Intangible assets, net
Customer lists acquired	$16,663	$(16,354)	$309	$16,495	$(16,276)	$219
Technology and patents	13,312	(10,347)	2,965	10,231	(10,070)	161
Trade names and trademarks	1,194	(551)	643	1,194	(472)	722
Domain name	54	—	54	54	—	54
Total intangible assets	$31,223	$(27,252)	$3,971	$27,974	$(26,818)	$1,156

We recorded amortization expense for intangible assets of approximately $434,000 in 2013, $238,000 in 2012 and $544,000 in 2011.

Based on the recorded intangibles at December 31, 2013, estimated amortization expense is expected to be $658,000 in 2014, $587,000 in 2015, $581,000 in 2016, $483,000 in 2017, $388,000 in 2018 and $1.2 million thereafter.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued vendor charges	$594	$259
Accrued payroll and other compensation	3,687	3,061
Excess recovery reserve	1,157	1,818
Accrued state sales taxes	2,289	1,194
Other	1,045	500
Total accrued liabilities	$8,772	$6,832

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2013	2012
Revolving credit agreement with Zions First National Bank (“Zions”), with maximum availability of $15.0 million and $8.5 million, respectively, bearing interest at the 90 day London InterBank Offered Rate (“LIBOR”) plus 4.0 % and 4.5%, respectively (4.24% and 4.81% at December 31, 2013 and 2012, respectively), requirement to repay outstanding principal balance in July 2015 and July 2014, respectively	$—	$1,000
Promissory note payable to Zions, bearing interest at the 90 day LIBOR plus 4.5% (4.74% and 4.81% at December 31, 2013 and 2012, respectively), payable monthly with final principal payment due in October 2014	694	1,528
Term loans payable to Zions, bearing interest at the 90 day LIBOR plus 4.5% (4.74% and 4.81% at December 31, 2013 and 2012, respectively), payable monthly with final principal payments due in May 2016 and July 2017	6,223	—
Capital lease obligations	1,184	3,062
Total debt and capital lease obligations	8,101	5,590
Debt discounts	(60)	(40)
Net total debt and capital lease obligations	$8,041	$5,550
Presented in the consolidated balance sheet as follows:
Current portion of debt	$2,444	$833
Current portion of capital lease obligations	1,042	1,876
Current portion of debt discounts	(25)	(18)
Total current portion of debt and capital lease obligations	$3,461	$2,691
Long-term portion of debt	$4,473	$1,695
Long-term portion of capital lease obligations	142	1,186
Long-term portion of debt discounts	(35)	(22)
Total long-term portion of debt and capital lease obligations	$4,580	$2,859

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

Promissory Note

In October 2011, we entered into a promissory note payable (“Promissory Note”) to Zions for $2.5 million to finance the acquisition and development of our infrastructure in Europe to support sales made by us and our resellers in Europe, the Middle East and Asia (“EMEA”). The balance at December 31, 2013 was $694,000. The interest rate under the Promissory Note is 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Promissory Note is paid monthly in arrears, and principal is paid in 36 equal monthly installments and commenced in November 2011. The financial covenants are the same as the Revolving Credit Agreement, except that if at any time the aggregate value of cash, cash equivalents and marketable securities is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.1 million, calculated as of the last day of each calendar quarter, is required. The Promissory Note is guaranteed by a reseller, Unify, Inc. (“Unify”) (formerly Siemens Enterprise Communications), as described in Note 14 and provides that in the event of a default by the Company the title will transfer.

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

NOTE 9. INCOME TAXES

The components of income tax expense for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
Foreign	222	41	15
State	61	79	59
Total current	283	120	74
Deferred:
Federal	75	—	—
Foreign	—	—	—
State	15	—	—
Total deferred	90	—	—
Total	$373	$120	$74

Income tax expense differs from amounts computed by applying the statutory federal rate of 34.0% to pretax loss for the years ended December 31, 2013, 2012, and 2011, as follows (in thousands):

	December 31,
	2013	2012	2011
Computed federal income tax benefit at statutory rate of 34.0%	$(3,343)	$(2,043)	$(3,508)
State income taxes	53	47	42
Meals and entertainment	155	109	94
Other	(145)	5	50
Foreign taxes	(3)	(58)	15
Stock-based compensation	129	41	138
Change in valuation allowance	3,527	2,019	3,243
Total income tax expense	$373	$120	$74

Deferred federal and state income tax assets and liabilities at December 31, 2013 and 2012, consisted of the following temporary differences and carry-forward items (in thousands):

	December 31,
	2013		2012
	Current	Non-current	Current	Non-current
Deferred income tax assets:
Net operating loss carry-forwards	$—	$24,506	$—	$21,958
AMT and foreign tax credit carry-forwards	—	290	—	112
Property and equipment, and intangible assets	—	(213)	—	822
Reserves, accrued liabilities, and other	2,318	1,593	1,597	874
Stock-based compensation	—	2,466	—	2,159
Total deferred income tax assets	2,318	28,642	1,597	25,925
Valuation allowance	(2,094)	(28,955)	(1,597)	(25,925)
Deferred income tax assets	$224	$(313)	$—	$—

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

The net change in our valuation allowance was an increase of $3.6 million in 2013, an increase of $2.0 million in 2012 and an increase of $3.2 million in 2011.

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

NOTE 10. ASSET ACQUISITION

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

NOTE 11. ACQUISITION OF A BUSINESS

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

NOTE 12. CAPITAL TRANSACTIONS

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

NOTE 13. STOCK-BASED COMPENSATION

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

NOTE 14. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $84,000 in 2013, 2012 and 2011 for consulting, marketing and financing activities. We owed the Chairman $7,000 at both December 31, 2013 and 2012.

Concurrent with selling 7.2 million shares of common stock to an investor in June 2011 (Note 12), we entered into a world-wide reseller agreement with Unify, Inc. (“Unify”) (formerly Siemens Enterprise Communications), a subsidiary of the investor, whereby Unify became a reseller of inContact’s portfolio of cloud solutions with minimum revenue purchase commitments. Unify also guaranteed the promissory note (Note 7).

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

NOTE 16. EMPLOYEE BENEFIT PLAN

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

NOTE 17. SEGMENTS

We operate under two business segments: Software and Network connectivity. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees, and revenue related to minimum purchase commitments through July 2014, from a related party reseller (Note 14). The Network connectivity segment includes all voice and data long distance services provided to customers.

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

Operating segment revenues and profitability for the year ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31, 2013
	Software	Network Connectivity	Consolidated
Net revenue	$68,897	$61,140	$130,037
Costs of revenue	28,012	39,365	67,377
Gross profit	40,885	21,775	62,660
Gross margin	59%	36%	48%
Operating expenses:
Direct selling and marketing	31,722	3,511	35,233
Direct research and development	11,601	—	11,601
Indirect	21,272	4,033	25,305
(Loss) income from operations	$(23,710)	$14,231	$(9,479)

Operating segment revenues and profitability for the year ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31, 2012
	Software	Network Connectivity	Consolidated
Net revenue	$54,705	$55,575	$110,280
Costs of revenue	22,134	37,642	59,776
Gross profit	32,571	17,933	50,504
Gross margin	60%	32%	46%
Operating expenses:
Direct selling and marketing	23,758	3,207	26,965
Direct research and development	8,502	—	8,502
Indirect	17,071	3,337	20,408
(Loss) income from operations	$(16,760)	$11,389	$(5,371)

Operating segment revenues and profitability for the year ended December 31, 2011 were as follows (in thousands):

	Year Ended December 31, 2011
	Software	Network Connectivity	Consolidated
Net revenue	$39,870	$48,602	$88,472
Costs of revenue	16,940	35,637	52,577
Gross profit	22,930	12,965	35,895
Gross margin	58%	27%	41%
Operating expenses:
Direct selling and marketing	19,810	3,421	23,231
Direct research and development	5,706	—	5,706
Indirect	12,977	3,544	16,521
(Loss) income from operations	$(15,563)	$6,000	$(9,563)

INCONTACT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for uncollectible accounts receivable:	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
Year ended December 31, 2013	$831	$1,657	$285	$2,203
Year ended December 31, 2012	$491	$650	$310	$831
Year ended December 31, 2011	$749	$350	$608	$491