Form 10-Q/A
period 2014-03-31
inContact, Inc.
filed 2014-11-14
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note

Subsequent to the issuance of inContact, Inc.’s (“we”, the “Company” or “inContact”) 2014 Quarterly Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2014, we identified errors related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations. We determined that the errors were not material to any period presented, but concluded that the related control deficiency that allowed the error to occur and not be detected on a timely basis amounted to a material weakness in our internal controls over financial reporting.

As a result, we are filing this amendment (Amendment) to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 (Original Form 10-Q) filed with the Securities and Exchange Commission (“SEC”) on May 9, 2014 (Original Filing Date) to reflect changes in our assessment of internal controls over financial reporting and disclosure controls and procedures.  We have also included in this Amendment an adjustment to correct an immaterial error related to our income tax provision as of March 31, 2014.  We have restated our financial statements and related disclosures to correct the immaterial errors in each period presented.

Concurrently with the filing of this Amendment, the Company is filing an amendment to its Annual Report on form 10-K and Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014.

Revisions to the Original Form 10-Q include the following:

(A) Amendments to Part I, Item 1 - Financial Statements, to reflect the restatement of our financial results.

(B)	Amendments to Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the restatement of our financial results.
(C)

Amendments to Part I, Item 4 - Controls and Procedures, to (i) describe changes in our disclosure controls and procedures and our internal controls over financial reporting to address a material weakness and (ii) modify management’s opinion on the effectiveness of our internal controls over financial reporting as of March 31, 2014.

(D)

Amendments to Part II, Item 1A - Risk Factors, to add an additional risk factor regarding the potential adverse impact the material weakness could have on our business, results of operations, financial condition and liquidity.

(E)	Part II, Item 6 – Exhibits and Financial Statement Schedule, including exhibits 31.1 and 31.2

Except as described in this Explanatory Note, the Condensed Consolidated Financial Statements and financial statement footnote disclosures in the original Form10-Q are unchanged. In particular, except for the events described above, this Amendment has not been updated to reflect any events that have occurred after the original Form 10-Q was filed or to modify or update disclosures affected by other subsequent events, except where required by GAAP. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company’s other filings with the SEC, together with any amendments to those filings.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$44,669	$49,148
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible accounts of $2,213 and $2,203, respectively	20,591	18,682
Other current assets	4,907	4,360
Total current assets	70,248	72,271
Property and equipment, net	26,542	23,716
Intangible assets, net	3,803	3,971
Goodwill	6,563	6,563
Other assets	1,586	1,540
Total assets	$108,742	$108,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,156	$9,696
Accrued liabilities	7,904	8,772
Accrued commissions	2,137	2,072
Current portion of deferred revenue	2,571	2,440
Current portion of debt and capital lease obligations	3,976	3,461
Total current liabilities	25,744	26,441
Long-term portion of debt and capital lease obligations	4,965	4,580
Deferred rent	467	487
Deferred tax liability	232	232
Deferred revenue	4,279	3,981
Total liabilities	35,687	35,721
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 55,787 and 55,346 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	6	6
Additional paid-in capital	169,885	167,422
Accumulated deficit	(96,836)	(95,088)
Total stockholders’ equity	73,055	72,340
Total liabilities and stockholders’ equity	$108,742	$108,061

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS—(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Net revenue:
Software	$20,009	$16,172
Network connectivity	17,045	15,473
Total net revenue	37,054	31,645
Costs of revenue:
Software	8,235	6,435
Network connectivity	10,838	10,033
Total costs of revenue	19,073	16,468
Gross profit	17,981	15,177
Operating expenses:
Selling and marketing	10,056	8,422
Research and development	3,760	2,771
General and administrative	5,608	5,309
Total operating expenses	19,424	16,502
Loss from operations	(1,443)	(1,325)
Other income (expense):
Interest expense	(111)	(60)
Other expense	(151)	(25)
Total other expense	(262)	(85)
Loss before income taxes	(1,705)	(1,410)
Income tax expense	(19)	(17)
Net loss and comprehensive loss	$(1,724)	$(1,427)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	56,145	53,594

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2013	55,346	$6	$167,422	—	$—	$(95,088)	$72,340
Common stock issued for options exercised	383	—	1,247	—	—	—	1,247
Common stock issued under the employee stock purchase plan	25	—	168	—	—	—	168
Common stock received for settlement of taxes and forfeited restricted stock	—	—	—	(52)	(24)	—	(24)
Issuance of restricted stock	33	—	—	52	24	(24)	—
Stock-based compensation	—	—	1,048	—	—	—	1,048
Net loss	—	—	—	—	—	(1,724)	(1,724)
Balance at March 31, 2014	55,787	$6	$169,885	—	$—	$(96,836)	$73,055

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,724)	$(1,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,578	1,392
Amortization of software development costs	1,461	1,079
Amortization of intangible assets	168	53
Amortization of note financing costs	7	4
Interest accretion	1	2
Stock-based compensation	1,048	775
Loss on disposal of property and equipment	153	25
Changes in operating assets and liabilities, net of business acquisition:
Accounts and other receivables, net	(1,909)	(2,038)
Other current assets	(547)	(120)
Other non-current assets	(46)	(195)
Trade accounts payable	622	998
Accrued liabilities	(870)	(926)
Accrued commissions	65	351
Deferred rent	(18)	16
Deferred revenue	429	476
Net cash provided by operating activities	418	465
Cash flows from investing activities:
Payments made for deposits	—	(11)
Acquisition of assets	—	(1,923)
Capitalized software development costs	(2,289)	(1,476)
Purchases of property and equipment	(3,189)	(695)
Net cash used in investing activities	(5,478)	(4,105)
Cash flows from financing activities:
Proceeds from exercise of options	1,223	1,164
Proceeds from sale of stock under employee stock purchase plan	168	91
Principal payments under debt and capital lease obligations	(810)	(680)
Payments under the revolving credit agreement	—	(1,000)
Net cash provided by (used in) financing activities	581	(425)
Net decrease in cash and cash equivalents	(4,479)	(4,065)
Cash and cash equivalents at beginning of period	49,148	48,836
Cash and cash equivalents at end of period	$44,669	$44,771
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$155	$87
Contingent consideration included in accrued liabilities	$145	$—
Property and equipment financed through capital leases	$1,702	$—
Common stock received for settlement of accounts receivable	$—	$2,731

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

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements of inContact and its subsidiaries have been prepared in accordance with the rules and regulations of the SEC. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on November 14, 2014. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K/A.

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

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s first quarter 2014 Condensed Consolidated Financial Statements, we determined that errors existed in the Company’s previously issued Condensed Consolidated Financial Statements. As a result, the accompanying Condensed Consolidated Financial Statements have been restated to correct for such errors, as described below.

Management’s decision to restate the aforementioned financial statements was made as a result of the identification of errors related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations which cannot now be collected from customers due to the amount of time that has lapsed.

The principal effect of the restatement adjustments is to increase net loss by $340,000 and $264,000 (including increasing General and Administrative expense by the same amount) for the three months ended March 31, 2014 and 2013, respectively, and increase accrued liabilities by the corresponding amount.

Additionally, the Company identified an error related to the March 31, 2014 tax provision.  The principal effect of the restatement adjustment is to decrease net loss by $8,000 (including decreasing income tax expense) and decrease income tax payable by the same amount for the three months ended March 31, 2014

The impact of the restatement adjustments on specific line items on the Company’s previously issued Condensed Consolidated Balance Sheet and Consolidated Statement of Stockholders Equity as of March 31, 2014 and its Condensed Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013 are presented below (in thousands, except per share amounts):

	Condensed Consolidated Balance Sheet as of March 31, 2014
	As Previously Reported	Adjustments	As Restated
Other current assets	$4,764	$143	$4,907
Total current assets	70,105	143	70,248
Total assets	108,599	143	108,742
Accrued liabilities	5,282	2,622	7,904
Total current liabilities	23,122	2,622	25,744
Deferred tax liability	-	232	232
Total liabilities	32,833	2,854	35,687
Accumulated deficit	(94,125)	(2,711)	(96,836)
Total stockholders’ equity	75,766	(2,711)	73,055

	Condensed Consolidated Statement of Operations and Comprehensive Loss three months ended March 31 2014
	As Previously Reported	Adjustments	As Restated
General and administrative	$5,268	$340	$5,608
Total operating expenses	19,084	340	19,424
Loss from operations	(1,103)	(340)	(1,443)
Loss before income taxes	(1,365)	(340)	(1,705)
Income tax expense	(27)	8	(19)
Net loss and comprehensive loss	(1,392)	(332)	(1,724)
Net income (loss) per common share:
Basic and Diluted	$(0.02)	$(0.01)	$(0.03)

	Condensed Consolidated Statement of Operations and Comprehensive Loss three months ended March 31 2013
	As Previously Reported	Adjustments	As Restated
General and administrative	$5,045	$264	$5,309
Total operating expenses	16,238	264	16,502
Loss from operations	(1,061)	(264)	(1,325)
Loss before income taxes	(1,146)	(264)	(1,410)
Net loss and comprehensive loss	(1,163)	(264)	(1,427)
Net income (loss) per common share:
Basic and Diluted	$(0.02)	$(0.01)	$(0.03)

	Consolidated Statement of Cash Flows for the three months ended March 31, 2014
	As Previously Reported	Adjustments	As Restated
Net loss	$(1,392)	$(332)	$(1,724)
Accrued liabilities	(1,202)	332	(870)

	Consolidated Statement of Cash Flows for the three months ended March 31, 2013
	As Previously Reported	Adjustments	As Restated
Net loss	$(1,163)	$(264)	$(1,427)
Increase in Accrued liabilities	(1,190)	264	(926)

	Consolidated Statement of Stockholders Equity for the three months ended March 31, 2014
	As Previously Reported	Adjustments	As Restated
Net loss	$(1,392)	$(332)	$(1,724)

The Company believes that the effects of these errors are not material to the previously issued Condensed Consolidated Financial Statements.

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

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 7. INTANGIBLE ASSETS

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

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and other compensation	$2,508	$3,687
Excess recovery reserve	966	1,157
Accrued state sales taxes	2,629	2,289
Accrued vendor charges	530	594
Other	1,271	1,045
Total accrued liabilities	$7,904	$8,772

NOTE 9. DEBT AND CAPITAL LEASE OBLIGATIONS

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

NOTE 10. CAPITAL TRANSACTIONS

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

NOTE 14. SEGMENTS

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

Operating segment revenues and profitability for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Software	Network Connectivity	Consolidated	Software	Network Connectivity	Consolidated
Net revenue	$20,009	$17,045	$37,054	$16,172	$15,473	$31,645
Costs of revenue	8,235	10,838	19,073	6,435	10,033	16,468
Gross profit	11,774	6,207	17,981	9,737	5,440	15,177
Gross margin	59%	36%	49%	60%	35%	48%
Operating expenses:
Direct selling and marketing	8,813	757	9,570	6,963	992	7,955
Direct research and development	3,474	—	3,474	2,539	—	2,539
Indirect	5,474	906	6,380	4,919	1,089	6,008
Income (loss) from operations	$(5,987)	$4,544	$(1,443)	$(4,684)	$3,359	$(1,325)

NOTE 15. SUBSEQUENT EVENT

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2013 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K/A, filed separately with the Securities and Exchange Commission.

The MD&A gives effect to the restatement of prior period Condensed Consolidated Financial Statements referred to in Note 2—“Restatement of Financial Statements” to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in our 2013 Annual Report on Form 10-K/A under Item 1A “Risk Factors,” and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

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

Software

Software delivery and support of our inContact portfolio is provided on a monthly recurring subscription basis. Monthly recurring charges are billed in arrears and recognized for the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional implementation services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness metrics, as it relates to utilization of the inContact portfolio. Customers access cloud software and data through a secure Internet connection. Support services include technical assistance for our software products and product upgrades and enhancements on a when and if available basis. Our network connectivity and data network is fundamental to our inContact portfolio and allows us to provide the all-in-one inContact solution. Software service revenue also includes revenue related to minimum purchase commitments through July 2014, from a related party reseller referred to in Part I. Item 1 “Financial Statements” – Note 13 – Related Party Transactions.”

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2014 compared to our condensed consolidated operating results for the three months ended March 31, 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Net revenue	$37,054	$31,645	$5,409	17%
Costs of revenue	19,073	16,468	2,605	16%
Gross profit	17,981	15,177	2,804
Gross margin	49%	48%
Operating expenses:
Selling and marketing	10,056	8,422	1,634	19%
Research and development	3,760	2,771	989	36%
General and administrative	5,608	5,309	299	6%
Total operating expenses	19,424	16,502	2,922
Loss from operations	(1,443)	(1,325)	118
Other expense	(262)	(85)	177
Loss before income taxes	(1,705)	(1,410)	295
Income tax expense	(19)	(17)	2
Net loss	$(1,724)	$(1,427)	$297

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

General and administrative

General and administrative expense increased $299,000 or 6% to $5.6 million during the three months ended March 31, 2014 compared to $5.3 million during the same period in 2013. The increase is primarily due to increased costs incurred to support our domestic and international business expansion.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net revenue	$20,009	$16,172	$3,837	24%
Costs of revenue	8,235	6,435	1,800	28%
Gross profit	11,774	9,737	2,037
Gross margin	59%	60%
Operating expenses:
Direct selling and marketing	8,813	6,963	1,850	27%
Direct research and development	3,474	2,539	935	37%
Indirect	5,474	4,919	555	11%
Loss from operations	$(5,987)	$(4,684)	(1,303)

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

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $555,000 or 11% to $5.5 million during the three months ended March 31, 2014 from $4.9 million for the same period in 2013 due to more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment and the general increase in indirect expenses.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net revenue	$17,045	$15,473	$1,572	10%
Costs of revenue	10,838	10,033	805	8%
Gross profit	6,207	5,440	767
Gross margin	36%	35%
Operating expenses:
Direct selling and marketing	757	992	(235)	(24%)
Indirect	906	1,089	(183)	(17%)
Income from operations	$4,544	$3,359	$1,185

Three Months Ended March 31, 2014 and 2013

Network connectivity segment revenue increased $1.6 million or 10% to $17.0 million during the three months ended March 31, 2014 compared to $15.5 million for the same period in 2013 due to the increase of network connectivity revenue associated with our inContact portfolio customers exceeding the attrition of our Network connectivity only customers. Our costs of revenue increased 8% due to the increase in revenue and Network connectivity gross margin increased 1% due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs. Selling and marketing expenses decreased $235,000 or 24% during the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to a decrease in employees commissions from connectivity product sales. Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $183,000 or 17% during the three months ended March 31, 2014 compared to the same period in 2013 as a result of a decrease in compliance related activities.

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

We experienced a net loss of $1.7 million during the quarter ended March 31, 2014. Significant non-cash expenses affecting operations during the first quarter of 2014 were $3.2 million of depreciation and amortization and $1.0 million of stock-based compensation. The non-cash expenses were partially offset by decreases from accounts receivable, other assets and accrued liabilities resulting in $418,000 of cash from operating activities during the first quarter of 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2013. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are invested with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.

Interest rates on our term loan and revolving credit agreement are variable so market fluctuations in interest rate may increase our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES (As Revised)

In connection with the filing of the Original Form 10-Q, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the period covered by our Original Form 10-Q for the three months ended March 31, 2014. Based on such evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 — “Restatement of Financial Statements” to our unaudited Condensed Consolidated Financial Statements, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 and concluded that, solely because of the material weakness identified in our internal control over financial reporting disclosed below, our disclosure controls and procedures were not effective as of March 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in internal control over financial reporting during the fourth quarter of 2014. The Company’s controls were not properly designed related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations.

We are in the process of implementing a new billing system and a new tax vendor to ensure that tax rates are accurate and updated timely.  We are also implementing new controls related to training our billing team and testing the tax outputs of the billing system. Management believes these initiatives will remediate the material weakness in internal control over financial reporting described above. The Company will test the ongoing operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As the identification of the above material weakness did not occur until the fourth quarter of 2014, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our most recent Annual Report on Form 10-K/A, as well as other filings with the Securities and Exchange Commission, contain discussions of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to our business and an investment in our common stock.  Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks presented in those filings and the additional risks described below.  The risks and uncertainties described below are not the only ones we face.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects, our business, financial condition and results of operations could be seriously harmed.  In that event, the market price for our common stock could decline.

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

inContact, INC.

Date: November 14, 2014	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer