Form 10-Q/A
period 2014-06-30
inContact, Inc.
filed 2014-11-14
CIK 1087934

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

Explanatory Note

Subsequent to the issuance of inContact, Inc.’s (“we”, the “Company” or “inContact”) 2014 Quarterly Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2014, we identified errors related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations. We also reflected an adjustment to correct an immaterial error in the accounting for the fair value allocation of the May 6, 2014 acquisition purchase price allocation of CallCopy, Inc., a Delaware corporation doing business as Uptivity (“Uptivity”) to the preliminary tangible and identifiable intangible assets. We determined that the errors were not material to any period presented, but concluded that the related control deficiency that allowed the sales tax error to occur and not be detected on a timely basis amounted to a material weakness in our internal controls over financial reporting.

As a result, we are filing this amendment (Amendment) to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 (Original Form 10-Q) filed with the Securities and Exchange Commission (“SEC”) on August 8, 2014 (Original Filing Date) to reflect changes in our assessment of internal controls over financial reporting and disclosure controls and procedures.  We have restated our financial statements and related disclosures to correct the immaterial errors in each period presented.

Concurrently with the filing of this Amendment, the Company is filing an amendment to its Annual Report on form 10-K and Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

Revisions to the Original Form 10-Q include the following:

Effects of Restatement and Revision

See Part I, Item 1, “Financial Statements”—Note 2—“Restatement of Financial Statements.” Management believes the effects of these errors are not material to its previously issued Condensed Consolidated Financial Statements. In addition, corresponding changes have been made to the following other items to reflect the restatement described above:

(A)	Amendments to Part I, Item I - Financial Statements, to reflect the restatement of our financial results.
(B)	Amendments to Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the restatement of our financial results.
(C)

Amendments to Part I, Item 4 - Controls and Procedures, to (i) describe changes in our disclosure controls and procedures and our internal controls over financial reporting to address a material weakness and (ii) modify management’s opinion on the effectiveness of our internal controls over financial reporting as of June 30, 2014.

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

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,097	$49,148
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible accounts of $2,390 and $2,203, respectively	23,591	18,682
Other current assets	5,862	4,360
Total current assets	61,631	72,271
Property and equipment, net	30,324	23,716
Intangible assets, net	27,374	3,971
Goodwill	39,433	6,563
Other assets	1,746	1,540
Total assets	$160,508	$108,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,953	$9,696
Accrued liabilities	13,517	8,772
Accrued commissions	3,071	2,072
Current portion of deferred revenue	4,767	2,440
Current portion of debt and capital lease obligations	3,770	3,461
Total current liabilities	39,078	26,441
Long-term portion of debt and capital lease obligations	4,784	4,580
Deferred rent	62	487
Deferred tax liability	794	232
Deferred revenue	5,158	3,981
Total liabilities	49,876	35,721
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 60,809 and 55,346 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	6	6
Additional paid-in capital	204,046	167,422
Accumulated deficit	(93,420)	(95,088)
Total stockholders’ equity	110,632	72,340
Total liabilities and stockholders’ equity	$160,508	$108,061

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenue:
Software	$24,198	$16,185	$44,207	$32,357
Network connectivity	16,913	14,898	33,958	30,371
Total net revenue	41,111	31,083	78,165	62,728
Costs of revenue:
Software	10,233	6,344	18,468	12,779
Network connectivity	10,855	9,610	21,693	19,643
Total costs of revenue	21,088	15,954	40,161	32,422
Gross profit	20,023	15,129	38,004	30,306
Operating expenses:
Selling and marketing	13,005	9,008	23,061	17,430
Research and development	5,478	2,964	9,238	5,735
General and administrative	7,417	5,065	13,025	10,374
Total operating expenses	25,900	17,037	45,324	33,539
Loss from operations	(5,877)	(1,908)	(7,320)	(3,233)
Other income (expense):
Interest expense	(84)	(90)	(195)	(150)
Other income (expense)	2	—	(149)	(25)
Total other expense	(82)	(90)	(344)	(175)
Loss before income taxes	(5,959)	(1,998)	(7,664)	(3,408)
Income tax benefit (expense)	9,387	(32)	9,368	(49)
Net income (loss) and comprehensive income (loss)	$3,428	$(2,030)	$1,704	$(3,457)
Net income (loss) per common share:
Basic	$0.06	$(0.04)	$0.03	$(0.06)
Diluted	$0.06	$(0.04)	$0.03	$(0.06)
Weighted average common shares outstanding:
Basic	58,753	54,196	57,441	53,897
Diluted	61,448	54,196	59,865	53,897

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2013	55,346	$6	$167,422	—	$—	$(95,088)	$72,340
Common stock issued for options exercised	411	—	1,375	—	—	—	1,375
Common stock issued under the employee stock purchase plan	45	—	345	2	—	—	345
Common stock received for settlement of taxes and forfeited restricted stock	—	—	—	(54)	(36)	—	(36)
Issuance of common stock	3,822	—	31,951	—	—	—	31,951
Issuance of restricted stock	1,185	—	—	52	36	(36)	—
Stock-based compensation	—	—	2,953	—	—	—	2,953
Net income	—	—	—	—	—	1,704	1,704
Balance at June 30, 2014	60,809	$6	$204,046	—	$—	$(93,420)	$110,632

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,704	$(3,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	3,399	2,929
Amortization of software development costs	2,823	2,312
Amortization of intangible assets	1,044	105
Amortization of note financing costs	14	9
Interest accretion	2	3
Stock-based compensation	2,953	1,511
Loss on disposal of property and equipment	544	87
Deferred income taxes	(9,368)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and other receivables, net	(4,167)	(2,816)
Other current assets	(141)	(148)
Other non-current assets	(73)	(339)
Trade accounts payable	2,110	741
Accrued liabilities	187	152
Accrued commissions	252	420
Deferred rent	(66)	28
Deferred revenue	1,636	2,379
Net cash provided by operating activities	2,853	3,916
Cash flows from investing activities:
Payments made for deposits	(31)	(11)
Acquisition of assets	—	(2,296)
Acquisition of a business, net of cash acquired	(10,164)	—
Capitalized software development costs	(5,004)	(2,880)
Purchases of property and equipment	(5,162)	(3,017)
Net cash used in investing activities	(20,361)	(8,204)
Cash flows from financing activities:
Proceeds from exercise of options	1,375	4,849
Proceeds from sale of stock under employee stock purchase plan	345	194
Borrowings under term loan	1,000	4,000
Payment of debt financing fees	—	(43)
Principal payments under debt and capital lease obligations	(2,227)	(1,479)
Purchase of treasury stock	(36)	—
Payments under the revolving credit agreement	—	(1,000)
Net cash provided by financing activities	457	6,521
Net increase (decrease) in cash and cash equivalents	(17,051)	2,233
Cash and cash equivalents at beginning of period	49,148	48,836
Cash and cash equivalents at end of period	$32,097	$51,069
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$2,340	$116
Property and equipment financed through capital leases	$1,702	$—
Common stock received for settlement of accounts receivable	$—	$2,731
Issuance of common stock for acquisition of a business	$31,951	$—
Consideration for acquisition of business included in accrued liabilities likely to be paid in cash based on the final calculation of net closing current assets	$3,080	$—
Acquisitions of assets included in accounts payable	$—	$450

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with accounting principles generally accepted  in the United States and the rules and regulations of the SEC. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on November 14, 2014. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K/A and changes, if any, are included below.

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

For subscription service contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple Element Arrangements. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact portfolio experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Fees for network connectivity services in multiple element arrangements within the inContact portfolio are based on usage and recognize revenue in the same manner as fees for telecommunication services discussed in the “Network Connectivity Services Revenue” below.

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

Software revenue also includes the quarterly minimum purchase commitments from a related party reseller (Note 13).

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

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s second quarter 2014 Condensed Consolidated Financial Statements, we determined that errors existed in the Company’s previously issued Condensed Consolidated Financial Statements. As a result, the accompanying Condensed Consolidated Financial Statements have been restated to correct for such errors, as described below.

Management’s decision to restate the aforementioned financial statements was made as a result of the identification of errors related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations which cannot now be collected from customers due to the amount of time that has lapsed. Additionally, the Company identified an immaterial error related to the accounting for the fair value allocation of the May 6, 2014 acquisition purchase price of CallCopy, Inc., a Delaware corporation doing business as Uptivity to the preliminary tangible and identifiable intangible assets. See Note 6 for the revised purchase price allocation adjustment as of May 6, 2014.

The principal effect of the restatement adjustments for both the sales tax and purchase price allocation errors is to decrease net income by $1.0 million and $1.4 million (including increasing General and administrative expense by $341,000 and $681,000) for the three and six months ended June 30, 2014, respectively. The restatement adjustment for the sales tax error also increased accrued liabilities by $681,000 for the period ended June 30, 2014.  The restatement adjustments related to the purchase price allocation error are to decrease Accounts and other receivables by $2.8 million, increase Intangible assets by $1.3 million, increase Goodwill by $1.3 million, increase Current portion of deferred revenue by $558,000, decrease Other current assets by $53,000 and decrease Deferred tax liability by $89,000 for the period ended June 30, 2014.

The restatement adjustments for the sales tax error increased net loss by $254,000 and $518,000 (including increasing General and administrative expense by the same amount) for the three and six months ended June 30, 2013, respectively, and increase accrued liabilities by the corresponding amount.

The impact of the restatement adjustments on specific line items on the Company’s previously issued Condensed Consolidated Balance Sheet as of June 30, 2014, its Condensed Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three and six months ended June 30, 2014 and 2013 and its Consolidated Statement of Stockholders Equity for the six months ended are presented below (in thousands, except per share amounts):

	Condensed Consolidated Balance Sheet as of June 30, 2014
	As Previously Reported	Adjustments	As Restated
Accounts and other receivables	$26,424	$(2,833)	$23,591
Other current assets	5,915	(53)	5,862
Total current assets	64,517	(2,886)	61,631
Intangible assets	26,103	1,271	27,374
Goodwill	38,118	1,315	39,433
Total assets	160,808	(300)	160,508
Accrued liabilities	10,541	2,976	13,517
Current portion of deferred revenue	4,209	558	4,767
Total current liabilities	35,544	3,534	39,078
Deferred tax liability	883	(89)	794
Total liabilities	46,431	3,445	49,876
Accumulated deficit	(89,675)	(3,745)	(93,420)
Total stockholders’ equity	114,377	(3,745)	110,632
Total liabilities and stockholders’ equity	160,808	(300)	160,508

	Condensed Consolidated Statement of Operations and Comprehensive Income three months ended June 30 2014
	As Previously Reported	Adjustments	As Restated
General and administrative	$7,076	$341	$7,417
Total operating expenses	25,559	341	25,900
Loss from operations	(5,536)	(341)	(5,877)
Loss before income taxes	(5,618)	(341)	(5,959)
Income tax benefit	10,080	(693)	9,387
Net income (loss) and comprehensive income (loss)	4,462	(1,034)	3,428
Net income (loss) per common share:
Basic	$0.08	$(0.02)	$0.06
Diluted	$0.07	$(0.01)	$0.06

	Condensed Consolidated Statement of Operations and Comprehensive Loss three months ended June 30 2013
	As Previously Reported	Adjustments	As Restated
General and administrative	$4,811	$254	$5,065
Total operating expenses	16,783	254	17,037
Loss from operations	(1,654)	(254)	(1,908)
Loss before income taxes	(1,744)	(254)	(1,998)
Net loss and comprehensive loss	(1,776)	(254)	(2,030)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.01)	$(0.04)
Diluted	$(0.03)	$(0.01)	$(0.04)

	Condensed Consolidated Statement of Operations and Comprehensive Income six months ended June 30 2014
	As Previously Reported	Adjustments	As Restated
General and administrative	$12,344	$681	$13,025
Total operating expenses	44,643	681	45,324
Loss from operations	(6,639)	(681)	(7,320)
Loss before income taxes	(6,983)	(681)	(7,664)
Income tax benefit	10,053	(685)	9,368
Net income and comprehensive income	3,070	(1,366)	1,704
Net income per common share:
Basic	$0.05	$(0.02)	$0.03
Diluted	$0.05	$(0.02)	$0.03

	Condensed Consolidated Statement of Operations and Comprehensive Loss six months ended June 30 2013
	As Previously Reported	Adjustments	As Restated
General and administrative	$9,856	$518	$10,374
Total operating expenses	33,021	518	33,539
Loss from operations	(2,715)	(518)	(3,233)
Loss before income taxes	(2,890)	(518)	(3,408)
Net loss and comprehensive loss	(2,939)	(518)	(3,457)
Net loss per common share:
Basic	$(0.05)	$(0.01)	$(0.06)
Diluted	$(0.05)	$(0.01)	$(0.06)

	Consolidated Statement of Cash Flows for the six months ended June 30, 2014
	As Previously Reported	Adjustments	As Restated
Net income	$3,070	$(1,366)	$1,704
Deferred income taxes	(10,053)	685	(9,368)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,609)	(558)	(4,167)
Other current assets	(31)	(110)	(141)
Accrued liabilities	(604)	791	187
Deferred revenue	1,078	558	1,636

	Consolidated Statement of Cash Flows for the six months ended June 30, 2013
	As Previously Reported	Adjustments	As Restated
Net loss	$(2,939)	$(518)	$(3,457)
Changes in operating assets and liabilities:
Accrued liabilities	(366)	518	152

	Consolidated Statement of Stockholders Equity for the six months ended June 30, 2014
	As Previously Reported	Adjustments	As Restated
Net income (loss)	$3,070	$(1,366)	$1,704

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

	Three months ended June 30, 2014	Six months ended June 30, 2014
Net income, as reported	$3,428	$1,704

Weighted average shares of common stock outstanding	58,753	57,441
Dilutive effect of employee stock options and restricted stock awards	2,695	2,424
Shares used to compute diluted net income per share	61,448	59,865

Basic net income per share	$0.06	$0.03
Diluted net income per share	$0.06	$0.03

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

NOTE 6. ACQUISITIONS

Uptivity Acquisition

On May 6, 2014, we acquired 100% of the outstanding shares of CallCopy, Inc., a Delaware corporation doing business as Uptivity.  Uptivity provides a complete mid-market workforce optimization suite of software products and services to call centers comprised of speech and desktop analytics, agent coaching, call and desktop recording, as well as quality, performance, workforce management and satisfaction surveys.  inContact acquired Uptivity for an aggregate purchase price of $49.1 million of primarily cash and stock.  The purchase consideration was paid with cash in the amount of $12.1 million, estimated fair market value of vested stock options converted to cash of $1.9 million, 3,821,933 shares of the Company’s common stock valued at approximately $32.0 million and $3.1 million likely to be paid in cash based on the final calculation of net closing current assets. An additional 434,311 shares of restricted common stock were issued, but not included in the purchase consideration because the shares are subject to repurchase rights which will lapse as services are provided over a three year period. The acquisition of Uptivity was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the preliminary tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The total purchase price was allocated using the information currently available. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. Total allocation of the estimated purchase consideration is as follows (in thousands):

May 6, 2014
Assets acquired:
Cash	$3,894
Accounts receivable	742
Other current assets	1,363
Property, plant and equipment and other assets	584
Intangible assets	24,448
Goodwill	32,870
Total assets acquired	63,901

Liabilities assumed:
Trade accounts payable	1,124
Accrued liabilities	1,934
Current portion of deferred revenue	1,516
Long-term portion of deferred revenue	353
Deferred tax liability	9,884
Total liabilities assumed	14,811
Net assets acquired	$49,090

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

Intangible assets acquired resulting from the acquisition include customer relationships which are amortized on a double declining basis, technologies, which are amortized on a straight-line basis and in-process research and development which has an initial indefinite life and is expected to be amortized once technical feasibility is established. The fair values of the intangible assets were determined primarily using the income approach and the discount rates range from 17.0% to 20.6%. The following sets forth the intangible assets purchased as part of the Uptivity acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	Amount	Economic Useful Life (in years)

Customer relationships	$11,460	8
Trade name and trademarks	1,942	5
Technology	7,686	7
In-process research and development	3,360	Indefinite
Total intangible assets	$24,448

The Company recorded a deferred tax benefit of $9.4 million for the quarter ended June 30, 2014.  The tax benefit related to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value resulted in a partial reversal of the deferred tax asset valuation allowance upon consolidation.

In the quarter ended June 30, 2014, our consolidated financial statements include approximately $2.9 million and $1.8 million of net revenue and net loss, respectively, related to the operations of Uptivity.  The following table presents our unaudited pro forma results of operations of the Company and Uptivity as if the companies had been combined as of January 1, 2013, and includes pro forma adjustments related to the fair value of deferred revenue, amortization of acquired intangible assets and share-based compensation expense. Direct and incremental transaction costs are excluded from the period ended June 30, 2014 pro forma condensed combined financial information presented below, and included in the period ended June 30, 2013 pro forma condensed combined financial information presented below. The tax benefit of $9.4 million that resulted from the acquisition is recorded in the period ended June 30, 2013 pro-forma period.

	Three months ended June 30, 2014		Six months ended June 30, 2014
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenue	$41,111	$42,982	$78,165	$85,298
Net income (loss)	3,428	(5,458)	1,704	(8,485)

	Three months ended June 30, 2013		Six months ended June 30, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenue	$31,083	$34,964	$62,728	$69,628
Net income (loss)	(2,030)	(4,274)	(3,457)	(101)

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

Intangible assets acquired resulting from the acquisition include customer relationships, patents and technology, which are amortized on a straight-line basis. The following sets forth the intangible assets purchased as part of the Transcend acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	Intangible Assets	Economic Useful Life (in years)
Customer relationships	$168	3.5
Patents	2,168	10.0
Technology	913	5.0
Total intangible assets	$3,249

NOTE 7. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Intangible Assets, net	Gross Assets	Accumulated Amortization	Intangible Assets, net
Customer lists and relationships	$28,122	$(16,877)	$11,245	$16,663	$(16,354)	$309
Technology and patents	20,998	(10,766)	10,232	13,312	(10,347)	2,965
Trade names and trade marks	3,136	(653)	2,483	1,194	(551)	643
In-process research and development	3,360	—	3,360	—	—	—
Domain name	54	—	54	54	—	54
Total intangible assets	$55,670	$(28,296)	$27,374	$31,223	$(27,252)	$3,971

Amortization expense was $1.0 million and $105,000 during the six months ended June, 2014 and 2013, respectively

Based on the recorded intangibles at June 30, 2014, estimated amortization expense is expected to be $2.7 million during the remainder of 2014, $4.4 million in 2015, $3.8 million in 2016, $3.1 million in 2017, $3.0 million in 2018 and $7.0 million thereafter.

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and other compensation	$4,034	$3,687
Excess recovery reserve	798	1,157
Accrued state sales taxes	2,970	2,289
Accrued vendor charges	629	594
Acquisition related liabilities	3,225	145
Other	1,861	900
Total accrued liabilities	$13,517	$8,772

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

NOTE 10. CAPITAL TRANSACTIONS

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

Operating segment revenues and profitability for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Software	Network Connectivity	Consolidated	Software	Network Connectivity	Consolidated
Net revenue	$24,198	$16,913	$41,111	$16,185	$14,898	$31,083
Costs of revenue	10,233	10,855	21,088	6,344	9,610	15,954
Gross profit	13,965	6,058	20,023	9,841	5,288	15,129
Gross margin	58%	36%	49%	61%	35%	49%
Operating expenses:
Direct selling and marketing	11,501	933	12,434	7,560	947	8,507
Direct research and development	5,149	—	5,149	2,714	—	2,714
Indirect	7,299	1,018	8,317	4,882	934	5,816
Total operating expenses	23,949	1,951	25,900	15,156	1,881	17,037
Income (loss) from operations	$(9,984)	$4,107	$(5,877)	$(5,315)	$3,407	$(1,908)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Software	Network Connectivity	Consolidated	Software	Network Connectivity	Consolidated
Net revenue	$44,207	$33,958	$78,165	$32,357	$30,371	$62,728
Costs of revenue	18,468	21,693	40,161	12,779	19,643	32,422
Gross profit	25,739	12,265	38,004	19,578	10,728	30,306
Gross margin	58%	36%	49%	61%	35%	48%
Operating expenses:
Direct selling and marketing	20,315	1,689	22,004	14,523	1,938	16,461
Direct research and development	8,623	—	8,623	5,253	—	5,253
Indirect	12,774	1,923	14,697	9,802	2,023	11,825
Total operating expenses	41,712	3,612	45,324	29,578	3,961	33,539
Income (loss) from operations	$(15,973)	$8,653	$(7,320)	$(10,000)	$6,767	$(3,233)

NOTE 15. SUBSEQUENT EVENT

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

Software revenue also includes the quarterly minimum purchase commitments from a related party reseller referred to in Part 1, Item 1 “Financial Statements” - Note 13 – Related Party Transactions.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and 2013

The following is a tabular presentation of our condensed consolidated operating results for the three months ended June 30, 2014 compared to our condensed consolidated operating results for the three months ended June 30, 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Net revenue	$41,111	$31,083	$10,028	32%
Costs of revenue	21,088	15,954	5,134	32%
Gross profit	20,023	15,129	4,894
Gross margin	49%	49%
Operating expenses:
Selling and marketing	13,005	9,008	3,997	44%
Research and development	5,478	2,964	2,514	85%
General and administrative	7,417	5,065	2,352	46%
Total operating expenses	25,900	17,037	8,863
Loss from operations	(5,877)	(1,908)	(3,969)
Other expense	(82)	(90)	8
Loss before income taxes	(5,959)	(1,998)	(3,961)
Income tax benefit (expense)	9,387	(32)	9,419
Net income (loss)	$3,428	$(2,030)	$5,458

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

General and administrative

General and administrative expense increased $2.4 million or 46% to $7.4 million during the three months ended June 30, 2014 compared to $5.1 million during the same period in 2013. The increase is primarily due to increased costs incurred to support our domestic and international business expansion, including the addition of Uptivity employees and acquisition related costs.

Other expense

Other expense decreased $8,000 to $82,000 during the three months ended June 30, 2014 from $90,000 for the same period in 2013.

Income taxes

Benefit (provision) for income taxes for the three months ended June 30, 2014 was $9.4 million compared to ($32,000) for the same period in 2013. The tax benefit in the second quarter of 2014 was due to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value and acquired intangibles resulted in a partial reversal of the valuation allowance upon consolidation.

Six Months Ended June 30, 2014 and 2013

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2014 compared to our condensed consolidated operating results for the six months ended June 30, 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Net revenue	$78,165	$62,728	$15,437	25%
Costs of revenue	40,161	32,422	7,739	24%
Gross profit	38,004	30,306	7,689
Gross margin	49%	48%
Operating expenses:
Selling and marketing	23,061	17,430	5,631	32%
Research and development	9,238	5,735	3,503	61%
General and administrative	13,025	10,374	2,651	26%
Total operating expenses	45,324	33,539	11,785
Loss from operations	(7,320)	(3,233)	(4,087)
Other expense	(344)	(175)	(169)
Loss before income taxes	(7,664)	(3,408)	(4,256)
Income tax expense	9,368	(49)	9,417
Net income (loss)	$1,704	$(3,457)	$5,161

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

General and administrative

General and administrative expense increased $2.7 million or 26% to $13.0 million during the six months ended June 30, 2014 compared to $10.4 million during the same period in 2013. The increase is primarily due to increased costs incurred to support our domestic and international business expansion, including Uptivity acquisition related costs.

Other expense

Other expense increased $169,000 to $344,000 during the six months ended June 30, 2014 from $175,000 for the same period in 2013. The difference is primarily due to an increase in the amount of interest expense in the first half of 2014 compared to the same period in 2013 related to a higher average balance on our term loans.

Income taxes

Benefit (provision) for income taxes for the three months ended June 30, 2014 was $9.4 million compared to ($49,000) for the same period in 2013. The income tax benefit in the six months ended June 30, 2014 was due to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value and acquired intangibles resulted in a partial reversal of the valuation allowance upon consolidation.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net revenue	$24,198	$16,185	$8,013	50%	$44,207	$32,357	$11,850	37%
Costs of revenue	10,233	6,344	3,889	61%	18,468	12,779	5,689	45%
Gross profit	13,965	9,841	4,124		25,739	19,578	6,161
Gross margin	58%	61%			58%	61%
Operating expenses:
Direct selling and marketing	11,501	7,560	3,941	52%	20,315	14,523	5,792	40%
Direct research and development	5,149	2,714	2,435	90%	8,623	5,253	3,370	64%
Indirect	7,299	4,882	2,417	50%	12,774	9,802	2,972	30%
Loss from operations	$(9,984)	$(5,315)	(4,669)		$(15,973)	$(10,000)	(5,973)

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

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $2.4 million or 50% to $7.3 million during the three months ended June 30, 2014 from $4.9 million for the same period in 2013 due to the general increase in direct expenses and more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment.

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

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $3.0 million or 30% to $12.8 million during the six months ended June 30, 2014 from $9.8 million for the same period in 2013 due to the general increase in indirect expenses and more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net revenue	$16,913	$14,898	$2,015	14%	$33,958	$30,371	$3,587	12%
Costs of revenue	10,855	9,610	1,245	13%	21,693	19,643	2,050	10%
Gross profit	6,058	5,288	770		12,265	10,728	1,537
Gross margin	36%	35%			36%	35%
Operating expenses:
Direct selling and marketing	933	947	(14)	(1%)	1,689	1,938	(249)	(13%)
Indirect	1,018	934	84	9%	1,923	2,023	(100)	(5%)
Income from operations	$4,107	$3,407	$700		$8,653	$6,767	$1,886

Three Months Ended June 30, 2014 and 2013

Network connectivity segment revenue increased $2.0 million or 14% to $17.0 million during the three months ended June 30, 2014 compared to $14.9 million for the same period in 2013 due to the increase of network connectivity revenue associated with our inContact portfolio customers exceeding the attrition of our Network connectivity only customers. Our costs of revenue increased 13% due to the increase in revenue and Network connectivity gross margin increased by 1% due to increased efficiencies in call routing related to our continued investment in technology and lower negotiated direct costs. Selling and marketing expenses decreased $14,000 or 1% during the three months ended June 30, 2014 as compared to the same period in 2013. Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment increased $84,000 or 9% during the three months ended June 30, 2014 compared to the same period in 2013.

Six Months Ended June 30, 2014 and 2013

Network connectivity segment revenue increased $3.6 million or 12% to $34.0 million during the six months ended June 30, 2014 compared to $30.4 million for the same period in 2013 due to the increase of network connectivity revenue associated with our inContact portfolio customers exceeding the attrition of our Network connectivity only customers. Our costs of revenue increased 10% due to the increase in revenue and Network connectivity gross margin increased by 1% due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs. Selling and marketing expenses decreased $249,000 or 13% during the six months ended June 30, 2014 as compared to the same period in 2013, which is largely a result of fewer Network connectivity partner sales incentives.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $100,000 or 5% during the six months ended June 30, 2014 compared to the same period in 2013, which is largely a result of reduction in bad debt expense.

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

We experienced net income of 1.7 million during the six months ended June 30, 2014. Significant non-cash expenses and tax benefits affecting operations during the six months ended June 30, 2014 were $9.4 million partial reversal of the deferred tax asset valuation allowance as a result of the acquisition of Uptivity, $7.3 million of depreciation and amortization and $3.0 million of stock-based compensation.

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

In connection with the filing of the Original Form 10-Q, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the period covered by our Original Form 10-Q for the six months ended June 30, 2014. Based on such evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 — Restatement of Financial Statements to our unaudited Condensed Consolidated Financial Statements, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 and concluded that, solely because of the material weakness identified in our internal control over financial reporting disclosed below, our disclosure controls and procedures were not effective as of June 30, 2014.

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

As the identification of the above material weakness did not occur until the fourth quarter of 2014, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1	2008 Equity Incentive Plan, as amended through June 11, 2014 (2)
10.1	Form of Non-Competition and Non-Solicitation Agreement (3)
10.2	Non-Solicitation Agreement with Edison Venture Fund VII, L.P. (4)
10.3	Form of Repurchase Agreements (5)
10.4	Form of Registration Rights Agreement (6)
10.5	Form of Lock-up Agreement (7)
10.6	Lock-up Agreement with Edison Venture Fund VII, L.P. (8)
10.7	Form of Restricted Stock Unit Agreement (9)
10.8	Second Amendment to Amended and Restated Loan Agreement, dated August 4, 2014 (10)
10.9	Form of Promissory Term Loan Note to Zions First National Bank dated August 4, 2014 (10)
10.10	Form of Pledge and Security Agreement, date August 4, 2014 (10)
10.11	Form of Stock Transfer Power, date August 4, 2014 (10)
10.12	Form of Security Agreement, date August 4, 2014 (10)
10.13	Form of Second Note Modification Agreement and Allonge to Amended and Restated Promissory Note, date August 4, 2014 (10)
10.14	Form of CallCopy Guarantee, date August 4, 2014 (10)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(10)

These documents were filed as an exhibit to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 8, 2014, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: November 14, 2014	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer