Form 10-Q
period 2014-09-30
inContact, Inc.
filed 2014-11-14
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 3, 2014
Common Stock, $0.0001 par value	60,994,316 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$31,085	$49,148
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible
accounts of $1,652 and $2,203, respectively	23,267	18,682
Other current assets	7,516	4,360
Total current assets	61,949	72,271

Property and equipment, net	33,924	23,716
Intangible assets, net	26,103	3,971
Goodwill	39,432	6,563
Other assets	1,905	1,540
Total assets	$163,313	$108,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$11,950	$9,696
Accrued liabilities	11,133	8,772
Accrued commissions	2,697	2,072
Current portion of deferred revenue	6,737	2,440
Current portion of debt and capital lease obligations	3,704	3,461
Total current liabilities	36,221	26,441

Long-term portion of debt and capital lease obligations	13,885	4,580
Deferred rent	37	487
Deferred tax liability	795	232
Deferred revenue	4,861	3,981
Total liabilities	55,799	35,721

Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value; 100,000 shares authorized;
60,981 and 55,346 shares issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively	6	6
Additional paid-in capital	207,626	167,422
Accumulated deficit	(100,118)	(95,088)
Total stockholders' equity	107,514	72,340
Total liabilities and stockholders' equity	$163,313	$108,061

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Net revenue:
Software	$26,286	$17,133	$70,493	$49,490
Network connectivity	17,909	15,106	51,867	45,477
Total net revenue	44,195	32,239	122,360	94,967
Costs of revenue:
Software	12,018	7,078	30,486	19,857
Network connectivity	11,316	9,693	33,009	29,336
Total costs of revenue	23,334	16,771	63,495	49,193
Gross profit	20,861	15,468	58,865	45,774
Operating expenses:
Selling and marketing	13,541	9,574	36,602	27,004
Research and development	6,316	3,043	15,554	8,778
General and administrative	7,500	5,550	20,525	15,924
Total operating expenses	27,357	18,167	72,681	51,706
Loss from operations	(6,496)	(2,699)	(13,816)	(5,932)
Other income (expense):
Interest expense	(83)	(88)	(278)	(238)
Other income (expense)	1	1	(148)	(24)
Total other expense	(82)	(87)	(426)	(262)
Loss before income taxes	(6,578)	(2,786)	(14,242)	(6,194)
Income tax benefit (expense)	(106)	(41)	9,262	(90)
Net loss and comprehensive loss	$(6,684)	$(2,827)	$(4,980)	$(6,284)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.05)	$(0.09)	$(0.12)
Weighted average common shares outstanding:
Basic and diluted	60,429	55,317	58,448	54,375

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2013	55,346	$6	$167,422	-	$-	$(95,088)	$72,340
Common stock issued for options exercised	565	-	2,009	-	-	-	2,009
Common stock issued under the employee stock purchase plan	60	-	454	17	126	(14)	566
Common stock received for settlement of taxes and forfeited restricted stock	-	-	-	(69)	(162)	-	(162)
Issuance of common stock	3,822	-	31,951	-	-	-	31,951
Issuance of restricted stock	1,188	-	-	52	36	(36)	-
Stock-based compensation	-	-	5,790	-	-	-	5,790
Net loss	-	-	-	-	-	(4,980)	(4,980)
Balance at September 30, 2014	60,981	$6	$207,626	-	$-	$(100,118)	$107,514

See accompanying notes to condensed consolidated financial statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2014	2013
Net loss	$(4,980)	$(6,284)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	5,447	4,469
Amortization of software development costs	4,300	3,475
Amortization of intangible assets	2,316	270
Amortization of note financing costs	21	14
Interest accretion	3	5
Stock-based compensation	5,790	2,961
Loss on disposal of property and equipment	626	120
Write-off of contingent liability	(146)	-
Deferred income taxes	(9,368)	-
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and other receivables, net	(3,843)	(3,162)
Other current assets	(1,793)	(1,140)
Other non-current assets	(333)	(477)
Trade accounts payable	1,875	1,137
Accrued liabilities	(238)	279
Accrued commissions	(122)	612
Deferred rent	(145)	134
Deferred revenue	3,309	2,514
Net cash provided by operating activities	2,719	4,927
Cash flows from investing activities:
Payments made for deposits	(32)	(12)
Acquisition of assets	-	(2,746)
Acquisition of a business, net of cash acquired	(11,992)	(2,700)
Capitalized software development costs	(8,052)	(4,583)
Purchases of property and equipment	(10,920)	(3,365)
Net cash used in investing activities	(30,996)	(13,406)
Cash flows from financing activities:
Proceeds from exercise of options	2,009	6,475
Proceeds from sale of stock under employee stock purchase plan	566	326
Borrowings under term loans	1,000	4,000
Payment of debt financing fees	(45)	(43)
Principal payments under debt and capital lease obligations	(3,154)	(2,504)
Purchase of treasury stock	(162)	-
Borrowings under revolving credit agreement	10,000	-
Payments under the revolving credit agreement	-	(1,000)
Net cash provided by financing activities	10,214	7,254
Net decrease in cash and cash equivalents	(18,063)	(1,225)
Cash and cash equivalents at beginning of period	49,148	48,836
Cash and cash equivalents at end of the period	$31,085	$47,611

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$640	$227
Property and equipment financed through capital leases	$1,702	$-
Common stock received for settlement of receivables and taxes	$-	$2,937
Issuance of common stock for acquisition of a business	$31,951	$2,910
Consideration for acquisition of a business included in accrued liabilities likely to
be paid in cash based on the final calculation of net closing current assets	$1,252	$-
Contingent consideration included in accrued liabilities	$-	$145

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

Basis of Presentation

These unaudited condensed consolidated financial statements of inContact and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on November 14, 2014. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K/A and changes, if any, are included below.

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

Through the quarter ended September 30, 2014, software revenue also includes the quarterly minimum purchase commitments from a related party reseller (Note 13).

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-14, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. We do not expect this guidance to have any effect on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern”, which amended guidance related to disclosure of uncertainties about an  entity’s ability to continue as a going concern, with an effective date of December 31, 2016. The new guidance requires management of all entities to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, as necessary, to provide related footnote disclosures. We do not expect this guidance to have any effect on our financial statements.

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

Management’s decision to restate the aforementioned financial statements was made as a result of the identification of errors related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations which cannot now be collected from customers due to the amount time that has lapsed.

The principal effect of the restatement adjustments is to increase net loss by $311,000 and $829,000 (including increasing General and Administrative expense by the same amount) for the three and nine months ended September 30, 2013, respectively, and increase accrued liabilities by the corresponding amount.

The impact of the restatement adjustments on specific line items on the Company’s previously issued Condensed Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three and nine months ended September 30, 2013 are presented below (in thousands, except per share amounts):

	Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2013
	As Previously Reported	Adjustments	As Restated
General and administrative	$5,239	$311	$5,550
Total operating expenses	17,856	311	18,167
Loss from operations	(2,388)	(311)	(2,699)
Loss before income taxes	(2,475)	(311)	(2,786)
Net loss and comprehensive loss	(2,516)	(311)	(2,827)
Net loss per common share:
Basic and diluted	$(0.05)	$-	$(0.05)

	Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2013
	As Previously Reported	Adjustments	As Restated
General and administrative	$15,095	$829	$15,924
Total operating expenses	50,877	829	51,706
Loss from operations	(5,103)	(829)	(5,932)
Loss before income taxes	(5,365)	(829)	(6,194)
Net loss and comprehensive loss	(5,455)	(829)	(6,284)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.02)	$(0.12)

	Consolidated Statement of Cash Flows for the nine months ended September 30, 2013
	As Previously Reported	Adjustments	As Restated
Net loss	$(5,455)	$(829)	$(6,284)
Changes in operating assets and liabilities:
Increase in accrued liabilities	(550)	829	279

The Company believes that the effects of these errors are not material to the previously issued Condensed Consolidated Financial Statements.

NOTE 3. ASSET ACQUISITION

In March 2013, we acquired technology for $1.9 million in cash, which we used to add mobile and social features in our existing applications. In April and June 2013, development earnout measures were achieved resulting in additional payments totaling $800,000. The value of the assets acquired was recorded as in process technology and was included in internal use software. In

December 2013, we determined that $545,000 of the acquired technology would not be utilized in the foreseeable future and therefore was disposed.

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

As a result of incurring a net loss for the three and nine months ended September 30, 2014 and 2013, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 4.5 million and 3.4 million shares of common stock at September 30, 2014 and 2013, respectively.

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

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments and are considered to be classified within Level 2 of the fair value hierarchy, except for cash and cash equivalents which is Level 1. The fair values of the promissory notes payable, term loans and revolving line of credit were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of September 30, 2014 and December 31, 2013. We consider the input related to our credit risk to be within Level 3 of the fair value hierarchy due to the limited number of our debt holders and our inability to observe current market information. We estimated our current credit risk as of September 30, 2014 and December 31, 2013 based on recent transactions with our creditors. The carrying value and estimated fair value of our promissory notes payable and term loans are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Promissory notes	$69	$69	$694	$694
Term loans	$6,115	$6,115	$6,223	$6,223
Revolving credit	$10,000	$10,000	$-	$-

NOTE 6. ACQUISITIONS

Uptivity Acquisition

On May 6, 2014, we acquired 100% of the outstanding shares of CallCopy, Inc., a Delaware corporation doing business as Uptivity (“Uptivity”).  Uptivity provides a complete mid-market workforce optimization suite of software products and services to call centers comprised of speech and desktop analytics, agent coaching, call and desktop recording, as well as quality, performance, workforce management and satisfaction surveys.  inContact acquired Uptivity for an aggregate purchase price of $49.1 million of primarily cash and stock.  The purchase consideration was paid with cash in the amount of $12.1 million, estimated fair market value of vested stock options converted to cash of $1.9 million, 3,821,933 shares of the Company’s common stock valued at approximately $32.0 million and $3.1 million likely to be paid in cash based on the final calculation of net closing current assets, of which $1.9 million was paid during the third quarter of 2014. An additional 434,311 shares of restricted common stock were issued, but not included in the purchase consideration because the shares are subject to repurchase rights which will lapse as services are provided over a three year period. The acquisition of Uptivity was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the preliminary tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The total purchase price was allocated using the information currently available. The purchase price allocation for the Uptivity acquisition will be finalized in calendar year 2015. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is the total preliminary purchase price allocation of the estimated purchase consideration based on available information as of September 30, 2014 (in thousands):

Amount
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

Intangible assets acquired resulting from the acquisition include customer relationships, which are amortized on a double-declining basis, technologies, which are amortized on a straight-line basis and in-process research and development which has an initial indefinite life and is expected to be amortized once technical feasibility is established. The fair values of the intangible assets were determined primarily using the income approach and the discount rates range from 17.0% to 20.6%. The following sets forth the intangible assets purchased as part of the Uptivity acquisition and their economic preliminary estimated useful life as of September 30, 2014 (in thousands, except useful life):

	Amount	Economic Useful Life (in years)

Customer relationships	$11,460	8
Trade name and trademarks	1,942	5
Technology	7,686	7
In-process research and development	3,360	Indefinite
Total intangible assets	$24,448

The Company recorded a deferred tax benefit of $9.4 million for the nine months ended September 30, 2014.  The tax benefit related to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value resulted in a partial reversal of the deferred tax asset valuation allowance upon consolidation.

In the quarter ended September 30, 2014, our consolidated financial statements include approximately $4.4 million and $2.5 million of net revenue and net loss, respectively, related to the operations of Uptivity.  In the nine months ended September 30, 2014, our consolidated financial statements include approximately $7.3 million and $4.3 million of net revenue and net loss, respectively, related to the operations of Uptivity.  The following table presents our unaudited pro forma results of operations of the Company and Uptivity as if the companies had been combined as of January 1, 2013, and includes pro forma adjustments related to the fair value of deferred revenue, amortization of acquired intangible assets and share-based compensation expense. Direct and incremental transaction costs are excluded from the period ended September 30, 2014 pro forma condensed combined financial information presented below, and included in the period ended September 30, 2013 pro forma condensed combined financial information presented below. The tax benefit of $9.4 million that resulted from the acquisition is recorded in the nine months ended September 30, 2013 pro-forma period.

	Three months ended September 30, 2014		Nine months ended September 30, 2014
	As Reported	Proforma	As Reported	Proforma
Net revenue	$44,195	$44,170	$122,360	$129,469
Net loss	(6,684)	(6,470)	(4,980)	(16,912)
Basic and diluted net loss per common share	$(0.11)	$(0.11)	$(0.09)	$(0.29)

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	As Reported	Proforma	As Reported	Proforma
Net revenue	$32,239	$37,055	$94,967	$106,683
Net loss	(2,827)	(6,274)	(6,284)	(9,895)
Basic and diluted net loss per common share	$(0.05)	$(0.11)	$(0.12)	$(0.18)

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved had Uptivity been acquired at the beginning of 2013 or of results that may be obtained in any future period.

Transcend Acquisition

In December 2012, we entered into an agreement with Transcend Products LLC (“Transcend”) pertaining to the potential acquisition of Transcend to provide enhanced functionality for our existing service offerings. The option to purchase Transcend was exercised and the purchase closed in July 2013 for $2.7 million in cash and 376,459 shares of our common stock valued at $2.9 million, which was discounted from $3.0 million in the purchase agreement for the lack of marketability. Furthermore, if the acquisition generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million in cash or shares of our common stock. As of the date of acquisition, this contingent liability has been recorded in accrued liabilities at its fair market value of $146,000 and was included as part of the purchase consideration.  During the third quarter of 2014, the Company determined that fair market value of this contingent liability decreased to zero and therefore was eliminated.  The Company recorded a benefit of $146,000, relating to the remeasurement of the fair value of the contingent liability which was included in software cost of revenue in the Condensed Consolidated and Statements of Operations.

The purchase price allocations for our acquisition of Transcend Products were prepared by the Company’s management utilizing a valuation report, which was prepared in accordance with the provisions of ASC 805 Business Combination, and other tools available to the Company, including conversations with Transcend’s management and projections of revenues and expenses. The fair values of the intangible assets were determined primarily using the income approach and the discount rates range from 13.4% to 16.4%. The total purchase consideration, which includes the contingent consideration liability above, was allocated as follows (in thousands):

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

Intangible assets acquired resulting from the acquisition include customer relationships, patents and technology and are amortized on a straight-line basis. The following sets forth the intangible assets purchased as part of the Transcend acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	Intangible Assets	Economic Useful Life (in years)
Customer relationships	$168	3.5
Patents	2,168	10.0
Technology	913	5.0
Total intangible assets	$3,249

NOTE 7. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	Assets	Amortization	Assets, Net	Assets	Amortization	Assets, Net
Customer lists acquired	$28,123	$(17,626)	$10,497	$16,663	$(16,354)	$309
Technology and patents	21,094	(11,169)	9,925	13,312	(10,347)	2,965
Trade names and trademarks	3,136	(773)	2,363	1,194	(551)	643
In-process R&D	3,264	-	3,264	-	-	-
Domain name	54	-	54	54	-	54
Total intangible assets	$55,671	$(29,568)	$26,103	$31,223	$(27,252)	$3,971

Amortization expense was $2.3 million and $270,000 during the nine months ended September 2014 and 2013, respectively

Based on the recorded intangibles at September 30, 2014, estimated amortization expense is expected to be $1.2 million during the remainder of 2014, $4.5 million in 2015, $3.8 million in 2016, $3.2 million in 2017, $2.9 million in 2018 and $7.2 million thereafter.

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued payroll and other compensation	$3,571	$3,687
Excess recovery reserve	723	1,157
Accrued state sales taxes	2,971	2,289
Accrued vendor charges	568	594
Acquisition related liabilities	1,252	145
Other	2,048	900
Total accrued liabilities	$11,133	$8,772

NOTE 9. DEBT AND CAPITAL LEASE OBLIGATIONS

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which was subsequently amended in June 2013 and August 2014. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR.  We drew $10.0 million on the Revolving Credit Agreement in September 2014, which was repaid in October 2014. There was $5.0 million of unused commitment at September 30, 2014, based on the maximum available advance amount calculated on the September 20, 2014 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears.  In August 2014, we amended certain terms of the revolving credit loan agreement with Zions (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which is only applicable if net cash is less than $2.5 million, increased the amount of additional debt from $200,000 to $600,000 per debt for each of the calendar years ending December 31, 2014, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2014, 2015 and 2016 and $500,000 for each calendar year thereafter. The balance outstanding was $10.0 million on our Revolving Credit Agreement at September 30, 2014. There was no outstanding balance on our Revolving Credit Agreement at December 31, 2013.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in August 2014. As of September 30, 2014, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.9 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.9 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the covenants at September 30, 2014.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Promissory Note

During the three and nine months ended September 30, 2014, we paid $208,000 and $625,000, respectively, of the promissory note payable (“Promissory Note”) to Zions. The Promissory Note balance was $69,000 at September 30, 2014.

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

In June 2013, we entered into a term loan agreement (“2013 Term Loan”) with Zions for $4.0 million, which matures in June 2017.  We were allowed to draw on the 2013 Term Loan through June 2014 and the interest rate is 4.25% per annum above the ninety day LIBOR.  We drew $3.0 million and $1.0 million on the 2013 Term Loan in December 2013 and June 2014, respectively. The principal will be paid in 36 equal monthly installments and commenced in August 2014

In August 2014, we entered into a term loan agreement (“2014 Term Loan”) with Zions for $5.0 million, which matures in August 2018.  We are allowed to draw on the 2014 Term Loan through August 2015 and the interest rate is 4.0% per annum above the ninety day LIBOR.  Once drawn, the principal will be paid in 36 equal monthly installments commencing in August 2015

The financial covenants of the 2012, 2013 and 2014 Term Loans are the same as the Revolving Credit Agreement, are collateralized by the same assets as the Revolving Credit Agreement and we may prepay any portion without penalty or premium.

During the three and nine months ended September 30, 2014, we paid $440,000 and $1.1 million, respectively, of total term loan principal to Zions. The total balance of the term loans was $6.1 million at September 30, 2014.

Capital Leases

During the three and nine months ended September 30, 2014, we paid $276,000 and $1.4 million, respectively of capital lease obligations. The balance of the capital lease obligations was $1.5 million at September 30, 2014.

NOTE 10. CAPITAL TRANSACTIONS

During the nine months ended September 30, 2014, we received 69,000 shares of our common stock from cancelled restricted stock from separated employees and for the settlement of $162,000 in payroll taxes, associated with the lapsing of the selling restriction of restricted stock awards.

We received proceeds of $2.0 million from the exercise of 565,000 options during the nine months ended September 30, 2014. We issued 60,000 shares of common stock and 17,000 shares of treasury stock for proceeds of $580,000 under the employee stock purchase plan during the nine month period ended September 30, 2014.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.  Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com pursuant to which the claims against Insidesales.com were dismissed.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact  filed a motion to exclude the experts on damages retained by California College, which is pending before the court.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit.  The Company does not believe that any loss is material.

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

On May 2, 2014, Info Directions, Inc. (“IDI”) notified inContact of a Demand for Arbitration regarding a dispute related to the Software as a Service Agreement between IDI and inContact dated December 19, 2012 pursuant to which IDI was to provide inContact with billing systems software.  IDI has asserted damages totaling at least $3.6 million.  inContact has asserted counterclaims and is defending this arbitration vigorously. Management believes the allegations and alleged damages set forth in IDI's Arbitration Demand to be without merit. We are at the early stages of this lawsuit and presently intend to defend the claims vigorously. However, no estimate of the loss or range of loss can be made.

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

We record stock-based compensation expense (including stock options, restricted stock and employee stock purchase plan) to the same departments where cash compensation is recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Costs of revenue	$217	$123	$599	$375
Selling and marketing	962	266	1,713	724
Research and development	586	585	1,340	855
General and administrative	1,072	476	2,138	1,007
Total stock-based compensation expense	$2,837	$1,450	$5,790	$2,961

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

We estimate the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the following weighted-average expected assumptions:

	Nine months ended September 30,
	2014	2013
Dividend yield	0%	0%
Volatility	63%	52%
Risk-free interest rate	1.95%	0.82%
Expected life (years)	5.6	4.0

During the nine months ended September 30, 2014, we granted 1.1 million stock options with exercise prices ranging from $7.60 to $10.19 and a weighted-average fair value of $4.95 and 1.1 million restricted stock awards and units with a weighted-average fair value of $8.24.

As of September 30, 2014, there was $7.8 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 2.0 years.

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

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market. Accordingly, future payments by Unify under the reseller agreement will be in cash. In that regard, Unify paid to inContact a total of $3.5 million in May 2013, which was applied to outstanding amounts owed and the minimum commitment payment obligations of Unify under the reseller agreement through March 31, 2014. There was no unapplied balance of the $3.5 million payment at September 30, 2014.

Under this arrangement, we recognized software revenue of $360,000 and $3.8 million during the three and nine months ended September 30, 2014, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under this arrangement, we recognized software revenue of $1.7 million and $5.1 million during the three and nine months ended September 30, 2013, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments.

As of September 30, 2014, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, during the nine months ended September 30, 2014, actual revenue from resold software services was less than the net minimum purchase commitments during the same period. Therefore, we experienced a reduction in software revenue from Unify in the third quarter of 2014 and anticipate a reduction in software revenue from Unify in the fourth quarter of 2014 approximately equal to the reduction in the net minimum purchase commitment in the third quarter.

Unrelated to the above transaction, we paid our Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the nine months ended September 30, 2014, and 2013 for consulting, marketing and other activities, and such amounts have been recognized in our financial statements as general and administrative expenses.  Amounts payable to the Chairman for such services were $7,000 at September 30, 2014 and December 31, 2013.

We entered into a reseller agreement to sell software and services with a company that is owned by several employees and minority shareholders.  Revenue related to this agreement included in our Condensed Consolidated Statement of Operations was approximately $154,000 and $236,000 for the three and nine months ended September 30, 2014, respectively, and related accounts receivable at September 30, 2014 was $90,000.

We lease a 31,500 square foot office facility in Columbus, Ohio, from Cabo Leasing LLC, which is owned by several employees and minority shareholders.  This is the principal location of the employees from the May 2014 acquisition of Uptivity.  The amount of rent for this facility included in our Condensed Consolidated Statement of Operations was approximately $169,000 and $259,000 for the three and nine months ended September 30, 2014, respectively.

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

Operating segment revenues and profitability for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three months ended September 30, 2014			Three months ended September 30, 2013
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$26,286	$17,909	$44,195	$17,133	$15,106	$32,239
Costs of revenue	12,018	11,316	23,334	7,078	9,693	16,771
Gross profit	14,268	6,593	20,861	10,055	5,413	15,468
Gross margin	54%	37%	47%	59%	36%	48%

Operating expenses:
Direct selling and marketing	12,087	856	12,943	8,227	847	9,074
Direct research and development	5,961	-	5,961	2,790	-	2,790
Indirect	7,615	838	8,453	5,447	856	6,303
Total operating expenses	25,663	1,694	27,357	16,464	1,703	18,167
Income (loss) from operations	$(11,395)	$4,899	$(6,496)	$(6,409)	$3,710	$(2,699)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$70,493	$51,867	$122,360	$49,490	$45,477	$94,967
Costs of revenue	30,486	33,009	63,495	19,857	29,336	49,193
Gross profit	40,007	18,858	58,865	29,633	16,141	45,774
Gross margin	57%	36%	48%	60%	35%	48%

Operating expenses:
Direct selling and marketing	32,401	2,546	34,947	22,750	2,786	25,536
Direct research and development	14,584	-	14,584	8,043	-	8,043
Indirect	20,389	2,761	23,150	15,248	2,879	18,127
Total operating expenses	67,374	5,307	72,681	46,041	5,665	51,706
Income (loss) from operations	$(27,367)	$13,551	$(13,816)	$(16,408)	$10,476	$(5,932)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The MD&A gives effect to the restatement of prior period Condensed Consolidated Financial Statements referred to in Note 2 – “Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

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

As of the acquisition date, the purchase consideration was approximately $49.1 million, which was paid with cash in the amount of $12.1 million, estimated fair market value of vested stock options converted to cash of $1.9 million, 3,821,933 shares of the Company’s common stock valued at $32.0 million and $3.1 million to be paid in cash based on the final calculation of net closing current assets, of which $1.9 million was paid during the third quarter of 2014.  An additional 434,311 shares of restricted common stock were issued, but not included in the purchase consideration because the shares are subject to repurchase rights that will lapse over three years.

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

(2) Perpetual product and services revenues are primarily derived from the sale of software licenses of products within our inContact portfolio.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all revenue recognition criteria are met.

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

Through the quarter ended September 30, 2014, software revenue also includes the quarterly minimum purchase commitments from a related party reseller referred to in Part I, Item 1 “Financial Statements” - Note 13 – Related Party Transactions.

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

Further information about our revenue recognition policies are disclosed at Part I, Item 1 “Financial Statements” - Note 1 – Organization and Basis of Presentation.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

The following is a tabular presentation of our condensed consolidated operating results for the three months ended September 30, 2014 compared to our condensed consolidated operating results for the three months ended September 30, 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Net revenue	$44,195	$32,239	$11,956	37%
Costs of revenue	23,334	16,771	6,563	39%
Gross profit	20,861	15,468	5,393
Gross margin	47%	48%
Operating expenses:
Selling and marketing	13,541	9,574	3,967	41%
Research and development	6,316	3,043	3,273	108%
General and administrative	7,500	5,550	1,950	35%
Total operating expenses	27,357	18,167	9,190
Loss from operations	(6,496)	(2,699)	(3,797)
Other expense	(82)	(87)	5
Loss before income taxes	(6,578)	(2,786)	(3,792)
Income tax (benefit) expense	(106)	(41)	(65)
Net loss	$(6,684)	$(2,827)	$(3,857)

Net revenue

Net revenues increased $12.0 million or 37% to $44.2 million during the three months ended September 30, 2014 compared to net revenues of $32.2 million during the same period in 2013. The increase to net revenue relates to an increase of $9.2 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact portfolio of cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014. Network connectivity segment revenue increased $2.8 million as the increase of Network connectivity revenue associated with our inContact portfolio customers exceeded the attrition of our Network connectivity only customers.

We recognized $360,000 of software revenue during the three months ended September 30, 2014 and $1.7 million during the same period in 2013, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts and expire in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 13 – Related Party Transactions.

Costs of revenue and gross margin

Costs of revenue increased $6.6 million or 39% to $23.3 million during the three months ended September 30, 2014 compared to $16.8 million for the same period in 2013. Gross margin decreased one percentage point to 47% for the three months ended September 30, 2014 from 48% for the same period in 2013. Gross margin primarily decreased as a result of increased amortization of intangible assets from business acquisitions and the decrease in the minimum purchase commitment in the third quarter of this year compared to the same period in 2013. The decrease was partially offset by lower network connectivity costs due to increased efficiencies in call routing related to a continued investment in technology, increased margins from Uptivity’s software products and lower negotiated direct costs.

Selling and marketing

Selling and marketing expenses increased $4.0 million or 41% to $13.5 million during the three months ended September 30, 2014 from $9.6 million for the same period in 2013. This increase is primarily a result of headcount additions, including from the Uptivity acquisition, for direct and channel sales employees, increased commissions as a result of increased revenue and headcount, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment. The increase is also attributable to expenses related to our user conference, which was held in September of this year, as opposed to October in 2013.

Research and development

Research and development expense increased $3.3 million or 108% to $6.3 million during the three months ended September 30, 2014 from $3.0 million during the same period in 2013. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including from the Uptivity acquisition.

General and administrative

General and administrative expense increased $2.0 million or 35% to $7.5 million during the three months ended September 30, 2014 compared to $5.6 million during the same period in 2013. The increase is primarily due to increased costs incurred to support our domestic and international business expansion, including the addition of Uptivity employees.

Other expense

Other expense decreased $5,000 to $82,000 during the three months ended September 30, 2014 from $87,000 for the same period in 2013.

Income taxes

Income tax expense, which consists of various state income taxes and foreign taxes, was $106,000 for the three months ended September 30, 2014 compared to $41,000 for the same period in 2013.

Nine Months Ended September 30, 2014 and 2013

The following is a tabular presentation of our condensed consolidated operating results for the nine months ended September 30, 2014 compared to our condensed consolidated operating results for the nine months ended September 30, 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Net revenue	$122,360	$94,967	$27,393	29%
Costs of revenue	63,495	49,193	14,302	29%
Gross profit	58,865	45,774	13,091
Gross margin	48%	48%
Operating expenses:
Selling and marketing	36,602	27,004	9,598	36%
Research and development	15,554	8,778	6,776	77%
General and administrative	20,525	15,924	4,601	29%
Total operating expenses	72,681	51,706	20,975
Loss from operations	(13,816)	(5,932)	(7,884)
Other expense	(426)	(262)	(164)
Loss before income taxes	(14,242)	(6,194)	(8,048)
Income tax (benefit) expense	9,262	(90)	9,352
Net loss	$(4,980)	$(6,284)	$1,304

Net revenue

Net revenues increased $27.4 million or 29% to $122.4 million during the nine months ended September 30, 2014 compared to net revenues of $95.0 million during the same period in 2013. The increase relates to an increase of $21.0 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact portfolio of cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014. Network connectivity segment revenue increased $6.4 million as the increase of Network connectivity revenue associated with our inContact portfolio customers exceeded the attrition of our Network connectivity only customers.

We recognized $3.8 million of software revenue during the nine months ended September 30, 2014 and $5.1 million during the same period in 2013, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expire in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 13 – Related Party Transactions.

Costs of revenue and gross margin

Costs of revenue increased $14.3 million or 29% to $63.5 million during the nine months ended September 30, 2014 compared to $49.2 million for the same period in 2013. Gross margin remained consistent at 48% for the nine months ended September 30, 2014 and 2013.

Selling and marketing

Selling and marketing expenses increased $9.6 million or 36% to $36.6 million during the nine months ended September 30, 2014 from $27.0 million for the same period in 2013. This increase is primarily a result of headcount additions, including from the Uptivity acquisition, for direct and channel sales employees, increased commissions as a result of increased revenue and headcount, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment. The increase is also attributable to expenses related to our user conference, which was held in September of this year, as opposed to October in 2013.

Research and development

Research and development expense increased $6.8 million or 77% to $15.6 million during the nine months ended September 30, 2014 from $8.8 million during the same period in 2013. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including additional headcount from the Uptivity acquisition.

General and administrative

General and administrative expense increased $4.6 million or 29% to $20.5 million during the nine months ended September 30, 2014 compared to $15.9 million during the same period in 2013. The increase is primarily due to increased costs incurred to support our domestic and international business expansion, including Uptivity acquisition related costs.

Other expense

Other expense increased $164,000 to $426,000 during the nine months ended September 30, 2014 from $262,000 for the same period in 2013. The difference is primarily due to an increase in the amount of interest expense in the first nine months of 2014 compared to the same period in 2013 related to a higher average balance on our term loans.

Income taxes

Benefit (provision) for income taxes for the nine months ended September 30, 2014 was $9.3 million compared to ($90,000) for the same period in 2013. The income tax benefit in the nine months ended September 30, 2014 was due to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value and acquired intangibles resulted in a partial reversal of the valuation allowance upon consolidation.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net revenue	$26,286	$17,133	$9,153	53%	$70,493	$49,490	$21,003	42%
Costs of revenue	12,018	7,078	4,940	70%	30,486	19,857	10,629	54%
Gross profit	14,268	10,055	4,213		40,007	29,633	10,374
Gross margin	54%	59%			57%	60%

Operating expenses:
Direct selling and marketing	12,087	8,227	3,860	47%	32,401	22,750	9,651	42%
Direct research and development	5,961	2,790	3,171	114%	14,584	8,043	6,541	81%
Indirect	7,615	5,447	2,168	40%	20,389	15,248	5,141	34%
Loss from operations	$(11,395)	$(6,409)	$(4,986)		$(27,367)	$(16,408)	$(10,959)

Three Months Ended September 30, 2014 and 2013

The Software segment revenue increased by $9.2 million or 53% to $26.3 million during the three months ended September 30, 2014 from $17.1 million for the same period in 2013. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014.

We recognized $360,000 of software revenue during the three months ended September 30, 2014 compared to $1.7 million during the same period in 2013, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 13 – Related Party Transactions.

Gross margin decreased five percentage points to 54% for the three months ended September 30, 2014 compared to 59% for the same period in 2013. This decrease is largely a result of increased amortization of intangible assets from business acquisitions, the decrease in the minimum purchase commitment in the third quarter of this year compared to the same period in 2013, to greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and  increased costs related to the sale of third party vendor software services.

Direct selling and marketing expenses in the Software segment increased $3.9 million or 47% to $12.1 million during the three months ended September 30, 2014 compared to $8.2 million for the same period in 2013. The increase in direct selling and marketing expenses in the Software segment is a result of headcount additions, including additional headcount from the Uptivity acquisition, for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions. The increase is also attributable to expenses related to our user conference, which was held in September of this year, as opposed to October in 2013.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended September 30, 2014, we incurred $6.0 million in direct research and development costs, including direct research and development costs generated by Uptivity, compared to $2.8 million for the same period in 2013 and have capitalized an additional $3.0 million of costs incurred during the three months ended September 30, 2014 related to our internally developed software compared to $1.7 million for the same period in 2013.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $2.2 million or 40% to $7.6 million during the three months ended September 30, 2014 from $5.4 million for the same period in 2013 due to the general increase in direct expenses and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Nine Months Ended September 30, 2014 and 2013

The Software segment revenue increased by $21.0 million or 42% to $70.5 million during the nine months ended September 30, 2014 from $49.5 million for the same period in 2013. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014.

We recognized $3.8 million of software revenue during the nine months ended September 30, 2014 and $5.1 million during the same period in 2013, under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 13 – Related Party Transactions.

Gross margin decreased three percentage points to 57% for the nine months ended September 30, 2014 compared to 60% for the same period in 2013. This decrease is largely a result of increased amortization of intangible assets from business acquisitions, increased professional service personnel costs incurred to service larger mid-market and enterprise customers and increased costs related to the sale of third party vendor software services.

Direct selling and marketing expenses in the Software segment increased $9.7 million or 42% to $32.4 million during the nine months ended September 30, 2014 compared to $22.8 million for the same period in 2013. This increase is a result of headcount additions, including additional headcount from the Uptivity acquisition, for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions. The increase is also attributable to expenses related to our user conference, which was held in September of this year, as opposed to October in 2013.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the nine months ended September 30, 2014, we incurred $14.6 million in direct research and development costs, including direct research and development costs generated by Uptivity, compared to $8.0 million for the same period in 2013 and have capitalized an additional $8.1 million of costs incurred during the nine months ended September 30, 2014 related to our internally developed software compared to $4.6 million for the same period in 2013.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $5.1 million or 34% to $20.4 million during the nine months ended September 30, 2014 from $15.2 million for the same period in 2013 due to the general increase in indirect expenses and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net revenue	$17,909	$15,106	$2,803	19%	$51,867	$45,477	$6,390	14%
Costs of revenue	11,316	9,693	1,623	17%	33,009	29,336	3,673	13%
Gross profit	6,593	5,413	1,180		18,858	16,141	2,717
Gross margin	37%	36%			36%	35%

Operating expenses:
Direct selling and marketing	856	847	9	1%	2,546	2,786	(240)	-9%
Indirect	838	856	(18)	-2%	2,761	2,879	(118)	-4%
Income from operations	$4,899	$3,710	$1,189		$13,551	$10,476	$3,075

Three Months Ended September 30, 2014 and 2013

Network connectivity segment revenue increased $2.8 million or 19% to $17.9 million during the three months ended September 30, 2014 compared to $15.1 million for the same period in 2013 due to the increase of network connectivity revenue associated with our inContact portfolio customers exceeding the attrition of our Network connectivity only customers. Our costs of revenue increased 17% due to the increase in revenue and Network connectivity gross margin increased by 1% due to increased efficiencies in call routing related to our continued investment in technology and lower negotiated direct costs. Selling and marketing expenses increased $9,000 or 1% during the three months ended September 30, 2014 as compared to the same period in 2013.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $18,000 or 2% during the three months ended September 30, 2014 compared to the same period in 2013.

Nine Months Ended September 30, 2014 and 2013

Network connectivity segment revenue increased $6.4 million or 14% to $51.9 million during the nine months ended September 30, 2014 compared to $45.5 million for the same period in 2013 due to the increase of network connectivity revenue associated with our inContact portfolio customers exceeding the attrition of our Network connectivity only customers. Our costs of revenue increased 13% due to the increase in revenue and Network connectivity gross margin increased by 1% due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs. Selling and marketing expenses decreased $240,000 or 9% during the nine months ended September 30, 2014 as compared to the same period in 2013, which is largely a result of fewer Network connectivity partner sales incentives.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $118,000 or 4% during the nine months ended September 30, 2014 compared to the same period in 2013, which is largely a result of reduction in bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents and cash available from borrowings under our Revolving Credit Agreement, which expires in July 2016 and 2014 Term Loan. At September 30, 2014, we had $31.1 million of cash and cash equivalents. In addition to our $31.1 million of cash and cash equivalents, we have access to additional available borrowings under our Revolving Credit Agreement with Zions and a term loan, subject to meeting our covenant requirements. We drew $10.0 million on the Revolving Credit Agreement in September 2014, which was repaid in October 2014.  The available borrowings under the Revolving Credit Agreement at September 30, 2014 were an additional $5.0 million, based on the maximum available advance amount calculated on the September 20, 2014 borrowing base certificate. The available borrowings under the Term Loan at September 30, 2014 were $5.0 million.  Total cash and additional availability under the Revolving Credit Agreement and term loan was $41.1 million at September 30, 2014. The Revolving Credit Agreement and term loans are collateralized by substantially all our assets.

We experienced a net loss of $5.0 million during the nine months ended September 30, 2014. Significant non-cash expenses and tax benefits affecting operations during the nine months ended September 30, 2014 included a $9.4 million partial reversal of the deferred tax asset valuation allowance as a result of the acquisition of Uptivity, $11.9 million of depreciation and amortization and $5.8 million of stock-based compensation.

The primary sources of working capital were an increase in trade accounts payable and deferred revenue.  Trade accounts payable increased primarily due to timing of payments to network connectivity vendors and outside services vendors.  Deferred revenue increased primarily due to the billings generated by the acquisition of Uptivity.

Uses of working capital related to increases of accounts receivable related to increased revenue, including that generated by Uptivity.

We used of $31.1 million in investing activities related primarily to purchase of equipment, capitalized internally developed software costs and the acquisition of Uptivity.

Financing activity provided $10.2 million related primarily to the exercise of stock options and borrowings under the term note and revolving credit agreement, partially offset by principle payments on debt and capital lease obligations.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash and our Revolving Credit Agreement and term loans to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our Revolving Credit Agreement and term loans will be sufficient to meet our cash requirements during the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2013. The preparation of the financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the period covered by our Original Form 10-Q for the three months ended September 30, 2014. In connection with the restatement discussed in Note 2 — “Restatement of Financial Statements” to our unaudited Condensed Consolidated Financial Statements, management concluded that, solely because of the material weakness identified in our internal control over financial reporting disclosed below, our disclosure controls and procedures were not effective as of September 30, 2014.

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

As the identification of the above material weakness did not occur until the fourth quarter of 2014, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings see Note 11 to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

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

—	The SEC may review the restatements and require further amendment of our public filings; and
—	We have incurred and may continue to incur significant expenses associated with the restatements.

Each of these risks described above could have a material adverse effect on our business, results of operations, financial condition and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

Stock repurchases for the three months ended September 30, 2014, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publically announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
July 1 – 31, 2014 (1)	11	$8.61	—	—
August 1 – 31, 2014 (2)	4	7.68	—	—
September 1 – 30, 2014	—	—	—	—
Total shares repurchased	15	$8.37	—	—
(1)

July 2014, we received 11,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $97,000 associated with the lapsing of the selling restriction of a restricted stock award.

(2)

August 2014, we received 4,000 shares of our common stock from an employee for the settlement of the employee’s payroll tax obligation of $29,000 associated with the lapsing of the selling restriction of a restricted stock award.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document
2.1

Agreement and Plan of Merger dated May 6, 2014, by and among: inContact, Inc., a Delaware corporation; INCC Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the inContact; CallCopy, Inc., a Delaware corporation; and, the stockholders of CallCopy (1)

4.1	2008 Equity Incentive Plan, as amended through June 11, 2014 (2)
10.1	Form of Non-Competition and Non-Solicitation Agreement (3)
10.2	Non-Solicitation Agreement with Edison Venture Fund VII, L.P. (3)
10.3	Form of Repurchase Agreements (3)
10.4	Form of Registration Rights Agreement (3)
10.5	Form of Lock-up Agreement (3)
10.6	Lock-up Agreement with Edison Venture Fund VII, L.P. (3)
10.7	Form of Restricted Stock Unit Agreement (3)
10.8	Second Amendment to Amended and Restated Loan Agreement, dated August 4, 2014 (4)
10.9	Form of Promissory Term Loan Note to Zions First National Bank dated August 4, 2014 (4)
10.10	Form of Pledge and Security Agreement, date August 4, 2014 (4)
10.11	Form of Stock Transfer Power, date August 4, 2014 (4)
10.12	Form of Security Agreement, date August 4, 2014 (4)
10.13	Form of Second Note Modification Agreement and Allonge to Amended and Restated Promissory Note, date August 4, 2014 (4)
10.14	Form of CallCopy Guarantee, date August 4, 2014 (4)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3)

These documents were filed as exhibits to the current report on Form 8-K/A filed by inContact with the Securities and Exchange Commission on July 9, 2014, and are incorporated herein by this reference.

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