Form 10-K
period 2014-12-31
inContact, Inc.
filed 2015-03-04
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $531,364,587.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of February 27, 2015 was 61,378,038.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2014. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this annual report on Form 10-K contains forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

●	The highly competitive and evolving nature of the industry in which we compete;
●	Rapid technological changes;
●	Failure by us to implement our strategies;
●	Our ability to keep pace with changing customer needs;
●	Financial difficulties experienced by any of our top customers;
●	Our debt and debt service requirements that restrict our operating and financial flexibility, and impose interest and financing costs;
●	Our ability to attract and retain key personnel;
●	The effects of government regulation;
●	Claims of patent infringement by us or against us;
●	General economic conditions; and
●	Possible terrorist attacks and ongoing military action throughout the world.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, www.inContact.com, as soon as reasonably practicable after electronically filing such materials with the SEC. They may also be obtained by writing to inContact, Inc., 7730 S. Union Park Avenue, Suite 500, Salt Lake City, Utah 84047. In addition, copies of these reports may be obtained through the SEC website at www.sec.gov, by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330. Our common stock trades on The NASDAQ Capital Market under the symbol “SAAS.”

PART I

ITEM 1.	BUSINESS

Overview

What We Do

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) began in 1997 as a reseller of network connectivity (formerly telecommunications) services and has evolved to become a leading provider of cloud contact center software solutions. We help contact centers around the world create effective customer experiences through our powerful suite of cloud contact center call routing, self-service and agent optimization solutions. The Company’s cloud software solutions and services enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction, and ensure ongoing customer-centric business improvement and growth.

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

We operate under two business segments: Software and Network connectivity. The Software segment includes all services related to the delivery of our cloud contact center software solutions. The Network connectivity segment includes all voice and data long distance services provided to customers. Software segment revenue was 59% of total revenue in 2014, 53% in 2013, and 50% in 2012. Please see the financial information on our segments presented in Part IV, Item 15 “Financial Statements” – Note 16 – “Segments.”

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

The purchase consideration was approximately $48.9 million, which was paid with cash in the amount of $15.0 million, estimated fair market value of vested stock options converted to cash of $1.9 million and 3,821,933 shares of the Company’s common stock valued at $32.0 million.  An additional 434,311 shares of restricted common stock were issued, but not included in the purchase consideration because the shares are subject to repurchase rights that will lapse over three years.

Products and Services

inContact Cloud Contact Center Software Suite

The inContact Cloud Contact Center Software Suite consists of the following integrated cloud software solutions:

Cloud Contact Center Software Core Capabilities

●

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

●

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

●

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

●

inContact ECHO®: inContact ECHO gathers the opinion of the user and presents the analysis of the feedback directly to supervisors and agents to identify gaps in service and processes. Most companies try to gather user feedback, but many find it difficult to translate user opinion into meaningful data that promotes better service delivery. inContact ECHO is an effective tool for our customers to close the loop between offering service and evaluating the results of the service for continuous improvement.

Cloud Workforce Optimization

●

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

●

inContact Quality Monitoring™: inContact’s Quality Management Software provides insights into agent performance and customer satisfaction. It works by scoring agent performance against objectives that a customer can define and monitor. The Quality Management scorecard then provides specific details about each agent’s performance that can be used to guide training and coaching programs.

●

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

●

inContact Discover: inContact Discover is an all-in-one cloud contact center platform designed for the midmarket. Discover combines ACD/IVR and workforce optimization in one package, providing smaller contact centers with cost-effective and intuitive customer service tools.

Integrations

●

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

●

inContact Integrations: inContact was designed from the ground up to be open and integrate with various hardware and software solutions already in place at our customers’ sites. inContact can overlay an existing private branch exchange (“PBX”), while communicating hand-in-hand with the customer relationship management (“CRM”) solutions used by our customers.

Reporting and Analytics

inContact Analytics-Drive Quality: inContact Analytics-Drive Quality Software helps customers capture, evaluate, and learn from customer interactions using audio files. This speech analytics solution examines unstructured audio files and automatically surfaces customer behavior indicators. This helps our customers increase revenue, manage performance, processes, and costs, and enhance their customers’ satisfaction.

●	inContact inView: inContact inView is an optimization solution that aggregates performance data from disparate systems and acts on the data with proven business improvement processes.

inContact Network Connectivity

inContact runs a national carrier-class connectivity network providing both time-division multiplexing and voice over internet protocol (“VoIP”) connectivity as well as toll-free and local-number services. Incoming calls are routed through a portfolio of partners specially selected for call-quality as well as low-cost services to benefit our customers.  All outgoing calls are handled on the inContact network that was designed from the ground up to support a broad range of software applications.

Our connectivity network is the backbone of the inContact cloud contact center software suite as our customers’ calls are routed across our carrier-grade network. Our ability to provide network connectivity as well as cloud software products and services creates a strong competitive advantage for those customers who are looking for a single source supplier for both these services.

As a domestic and international network connectivity reseller and aggregator, we contract with a number of third party network connectivity service providers for the right to resell connectivity services to our customers. Our primary providers are AT&T, BT, Level 3, Tata and Verizon. The variety of traditional connectivity services we offer enables our customers to:

●	buy most of the connectivity services they need from one source;
●	combine those services into a customized package including our all-in-one, contact center solution;
●	receive one bill for those services;
●	contact us at a single point of contact if service problems or billing issues arise; and
●	depend on our professional team of employees to manage their network and contact center solution, end-to-end, so our customers can focus on their business operations.

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

Professional Services and Support

inContact offers the following professional services and support from contact center experts who help customers  set up and optimize their contact centers for their unique needs:

●

Implementation: Our professional services team are experts in configuring and customizing the inContact cloud  and Uptivity software suites to enable customers to achieve their specific business and organizational goals

●

Business Consulting: Our business consultants enable customer success through value added service that are targeted to optimize your business processed, improve your customer and agent experience and increase ROI by leveraging and integrating the inContact cloud  and Uptivity software suites into the customer’s daily practices.

●	Training: Our training services period users with the necessary knowledge and skills to operate the inContact cloud and Uptivity software suites to meet customer needs.
●

Service Support and Maintenance:  We maintain a contact center in Salt Lake City, Utah for receiving customer service and billing inquiries. Our customer service personnel are available during extended business hours and also provide emergency service 24 hours a day, seven days a week. We place a high priority on customer service since we believe it is a primary factor in acquiring and retaining customers.

The Power of the Cloud Model

The cloud model enables subscribers to access a wide variety of software solutions that are developed specifically for delivery over the Internet on a pay-as-you-go basis. Purchasing cloud software solutions offers advantages to businesses over traditional software licensing and delivery models, including the following:

●	Operational expense rather than a capital expense;
●	Overlay existing infrastructure without additional investment;
●	Low up-front expenditure reduces risk and is especially appealing in a challenging economic climate;
●	Remove complexity of day-to-day management;
●	Ability to use at-home agents or multi-site workforces because the service is delivered over the Internet and can be accessed from any location;
●	Continued access to state-of-the-art technology with no need to install and manage third-party hardware and software in-house and avoidance of technology lock-in;

●	Ability to scale as business needs change; and
●	Instant built-in scalability, redundancy, security, service delivery and IT expertise.

This type of lower cost subscription service is particularly attractive for start-up companies and medium-sized businesses. However, the model also is appealing to larger organizations. While the total cost of ownership benefits of the cloud are important, large enterprise customers are moving to the cloud to improve their business agility. This business agility enables enterprises to react to changing market conditions quickly, change service processes or offerings on the fly, scale up and down as seasonality or volumes indicate, and use their technology as a growth driver for their business.

For companies selling software solutions under the cloud model, such as inContact, sales generally result in lower initial revenues than traditional software licensing and delivery models. However, because customers generally subscribe to this kind of product for multiple years, future revenues are more predictable than traditional software sales models where license revenue may be recognized in the quarter when signed. As a result of our use of the cloud subscription model, we depend on monthly recurring revenues from our customers, which provide us with a much more predictable and stable revenue stream than if we sold our inContact contact center suite of software solution as an on- premise product.

Market Opportunity

We believe that customers have more choice and voice than ever before and goods and products are rapidly becoming commoditized. Service has become a key competitive differentiator, but today’s contact centers are often missing the mark in providing a consistent, high quality experience across the customer’s channel of choice. Voice continues to dominate, but new channels like social and mobile are rapidly coming into the mix. We believe the world of the contact center is changing rapidly and is becoming an important way for companies to differentiate their businesses. We believe that the next five years will bring significant changes to the contact center market, as the following five macro trends converge:

●

Customer experience—customers expect personalized, effortless service that is consistent across all communication channels, and research shows that they are likely to switch brands if they do not get the service they expect;

●	Self Service—where customers are willing to perform all possible customer service functions themselves;
●	Social Media—listening and responding to service issues in the blogosphere where customers have more voice and choice than ever before;
●

Smart Phone—with more smart phones than computers accessing the net, multi-channel contact options—including short messaging services (“SMS”), chat, web and social—are in increasing demand by customers; and

●	Big Data Analytics—using the huge store of contact center data to drive intelligent action, better enterprise alignment and more successful customer service outcomes.

We feel that as these trends continue to emerge, the cloud delivery model will continue to grow in acceptance. According to DMG Consulting’s 2013 Cloud-Based Contact Center Infrastructure Market Report, 80% of contact centers will turn to the cloud as they adopt the new channels of communication listed above, creating strong opportunity for inContact. We believe inContact continues to be the only cloud provider of solutions and services to the contact center market that offers both connectivity services with contact handling and workforce optimization solutions. We believe the trend in the mid-size and enterprise contact center market is for companies to prefer purchasing all-in-one solutions over purchasing multiple point solutions. These companies are looking for software available in a suite of software solutions that they believe will save money, reduce implementation and integration complexity, and allow them to focus on dealing with one vendor.

Target Market Segments

Using research from our own customer base and third party market data, we have identified the following as key target market attributes for inContact’s cloud contact center software suite:

●	Mid-sized to small enterprise contact centers in growth companies;
●	Between 20 and 500 seats;
●	Multiple, geographically-dispersed contact center locations (both US and abroad);
●	Contact volumes scale up and down;
●	A mix of traditional contact center-based and at-home agents; and
●	Aging premise call center infrastructure.

These target customers are most often found in the following five key vertical markets:

●	Business Process Outsourcers (BPOs)—key drivers are adding capacity quickly for new campaigns and customers and decreasing cost, but enhancing quality and service levels;
●	Retail and Direct Response—key drivers are seasonality and increasing cross-sell and up-sell opportunities;
●	Healthcare Providers—key drivers are health care laws, HIPPA and increased competition for consumer dollars;
●	Utilities—key drivers are regulatory pressures, increased competition and proactive service communications; and
●	State and Local Government – key driver is increased need for cost-effective citizen services.

We believe these five vertical markets have market dynamics or regulatory requirements that help drive adoption of cloud based solutions.

Sales and Marketing

Marketing continues to be a strategic growth engine for inContact, as we have in place a sophisticated system of generating qualified leads and converting inquiries into sales opportunities and revenue. In 2014, we continued our demand generation programs and targeted marketing activities to accelerate sales growth. We are driving new growth and expansion with customers and partners with these key strategies:

●	Build a strong, consistent and recognizable brand across the contact center industry and consistently promote and communicate our value proposition;
●	Expand customer advocacy by involving customer champions in field and industry events, thought leadership and media outreach;
●	Increase our PR presence and deepen our relationships with key industry analysts;
●	Leverage social media to build a strong inContact community and engage prospects, customers and industry influencers;
●	Increase scale and impact of demand generation programs with digital media, search engine optimization and targeted email;
●	Increase presence at key industry, partner and vertical events, as well as supporting regional sales teams; and
●	Nurture leads to build relationships with prospects for more effective conversion to qualified opportunities.

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

In 2014, we greatly expanded our third-party developer program, which is called inCloud.  This program supports the rapidly expanding community of partners, third-party developers and customers that are building on the inContact cloud contact center platform.  New third-party applications, application programming interfaces, software development kits, code samples and best practices are now available. Tutorials and guides explain how to connect to the inCloud system and build sample applications. This has created a powerful competitive advantage in winning deals and provided additional sources of leads and referrals.

International

Our European network facilities are substantially identical to our network in the United States and features redundant data centers in Munich and Frankfurt. The European network facilities enable inContact to provide multi-national customers with regional access to cloud contact center software solutions to better serve local needs. These capabilities include regionally-stored calls and contacts, broader language support for speech applications and data handling to comply with European data security regulations.

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

In 2014, we expanded our research and development staff in Cochabamba, Bolivia and we continue to prudently expand our operations in the Philippines, which provides us with a low cost approach to additional engineering and support resources for mid-market customers.

Technology and Research and Development

Technology

We believe that our cloud technology platform enables us to develop functionality and deliver it to customers more efficiently than traditional premise or enterprise software vendors. We do not provide software that must be written to different operating systems, database and hardware platforms, or that is dependent upon a customer’s unique systems environment. Rather, we have optimized our inContact suite of cloud software solutions to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, usability and functionality of our inContact suite of cloud software solutions drive our technology decisions and product direction.

We build our inContact suite of cloud software solutions as a highly scalable, multi-tenant application written in C#, Microsoft.Net and SQL server. We use commercially available hardware and a combination of proprietary and commercially available software to provide our inContact suite of cloud software solutions. Our core ACD server is commercially available hardware and runs a proprietary software engine. We have other custom-built core services such as voice-stream session management, database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our inContact suite of cloud software solutions.

Our inContact suite of cloud software solutions treats all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our software services across our customer base. In addition, because we do not have to manage many distinct applications with their own custom business logic and database schemas, we believe we can scale our business faster than traditional software vendors, even those that have modified their products to be accessible over the Internet. This allows us to focus the majority of our resources on building new functionality to deliver to our entire customer base rather than on maintaining an infrastructure to support each of their distinct applications.

The infrastructure of our inContact suite of cloud software solutions and VoIP technologies has both system redundancy within the applications as well as geographical redundancy with data centers in Los Angeles and Dallas in the United States and Munich and Frankfurt in Germany. Full backups of all our core customer data are performed weekly and differential backups are performed nightly. Transaction log backups take place every 30 minutes. We use secure sockets layer (“SSL”) encryption to protect sensitive areas of our customer information and service-oriented websites. Remote access to our systems is made possible through a 168-bit encrypted Virtual Private Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local computers are scanned for viruses on a real-time basis and report to a central server. We believe our backup, maintenance and security systems are adequate for preserving the delivery of service to our customers and operation of our business without significant outages or interruptions.

Research and Development

We incurred research and development expenses of $22.4 million in 2014, $12.6 million in 2013 and $9.4 million in 2012 primarily related to the development of our inContact cloud contact center software suite of solutions. We continue to invest a significant portion of our revenue in research and development to leverage our strategic position as a technology provider. Our research and development efforts are focused on improving the features, functionality and security of our existing service offerings as well as developing new proprietary services. In addition, from time to time we supplement our internal research and development activities with outside development resources and acquired technology. In the case of our inContact suite of cloud software solutions and its common, multi-tenant application architecture, we are able to provide all of our customers with a service based upon a single version of our applications. We are able to upgrade all of our customers at the same time with each release.

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

Acquiring Intellectual Property

We intend to pursue strategic acquisitions of intellectual property by direct acquisition of the technology or the company that owns the technology. We will rely primarily on our internal technical staff and our executive officers to identify prospective acquisitions, perform due diligence, negotiate contracts, and subsequently integrate the acquired technology or companies. We do not expect to acquire any technology unless the persons responsible for its development will remain, for some period of time, committed on a full-time basis, to further the development and integration of the new technology into our suite of cloud software solutions. We intend to use a combination of available cash, debt, long-term earnout arrangements and equity as consideration in future acquisitions.

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

As of December 31, 2014, we hold 13 United States patents and additional United States patent applications are pending. Our patents expire between 2032 and 2034. We cannot predict whether our pending patent applications will result in issued patents. Our patents and patent applications concern our inContact suite of cloud software solutions and platform infrastructure. The following are our registered trademarks in the U.S. and elsewhere:

●	inContact®
●	inTouch®
●	ECHO®
●	inCloud
●	Satisfaction as a Service
●	Personal Connection

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

While the cloud contact center market is still highly fragmented, as of the end of 2014, inContact is a pure cloud market leader with approximately 114,000 agents supported around the world with security, reliability and scalability in a multi-tenant cloud contact center environment.

Because of our diligent efforts over the past several years and our experience with more than 2,000 implementations, we believe we are in a position to capitalize on the market fragmentation and become the clear leader in the market for cloud contact center software solutions.

Government Regulation

General

The Telecommunications Act of 1996 (“the Act”) vests the Federal Communications Commission (“FCC”) with jurisdiction over interstate and international network connectivity services, while preserving state and local jurisdiction over many aspects of these services. As a result, network connectivity services are regulated at both the federal and state levels in the United States. In addition, a specific form of Internet-based telephony that interconnects with the Public Switched Telephone Network (“PSTN”) called “interconnected Voice over Internet Protocol” (“I-VoIP”) service is also subject to certain analogous regulations at the federal and, increasingly, state level. More recently, pursuant to statutory requirement, the FCC promulgated regulations extending narrow duties to non-interconnected VoIP (“non-I-VoIP”) service providers.

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

Similarly, the appropriate regulatory treatment of SMS/text messaging for USF purposes remains uncertain.  Both industry participants and USAC have sought clarification from the FCC on this issue.  To date, however, the FCC has not responded to multiple requests for guidance on this issue.

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

Federal Regulation of Broadband Internet Access Services

In the past, the FCC has maintained a “hands-off” policy with regard to the regulation of Internet access services and adopted a series of decisions that classified broadband Internet access services as unregulated information services. Recently, however, the FCC has relied on its ancillary jurisdiction to regulate broadband Internet access services. In 2010, the FCC adopted the “Open Internet” or “Network Neutrality” rules, which require providers of fixed broadband Internet access services to disclose information regarding their network management practices, performance, and commercial terms. Further, the rules prohibit fixed broadband providers from unreasonably discriminating in their transmission of lawful network traffic and from blocking lawful content, applications, services or non-harmful devices unless such blocking is a part of a provider’s reasonable network management. Subsequently, the U.S. Court of Appeals for the D.C. Circuit struck down portions of the FCC’s regulations addressing network neutrality.  Recently, the FCC released a “Fact Sheet” outlining the new rules proposed by Chairman Wheeler. As set forth in the Fact Sheet, the new rules would reclassify broadband Internet access service as a telecommunications service.  However, broadband providers would not have to contribute to the federal USF under Section 254 of the Communications Act.  Further, the new rules would ban blocking, throttling, and paid prioritizations. We rely on third parties to provide or supply Internet access services and do not operate a broadband network. At this time, we do not believe the Open Internet rules will impact us.

Intercarrier Compensation and Universal Service Reform

As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance traffic pursuant to the FCC’s “intercarrier compensation” rules. In 2011, the FCC adopted reforms to the existing intercarrier compensation regime. The new rules subject VoIP traffic to the FCC’s intercarrier compensation rules. The FCC set the default charge for toll traffic exchanged between a VoIP provider and a local carrier at the interstate access rate. The charge for local traffic exchanged will be the reciprocal compensation rate.

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

While any material changes to the USF contribution system could impact the Company’s business, because the Company passes through USF fees on an equitable and non-discriminatory basis to end users, either as a component part of the rate charged for assessable services or as a separately invoiced line item, we do not anticipate any material financial impact.

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

Other General Regulations

The regulatory scheme associated with the competitive communications market will continue to evolve and can be expected to change the competitive environment for communications in general. It is not possible to predict how such evolution and changes will affect, if at all, our business or the industry in general.

Employees

As of December 31, 2014, we employed a total of 928 employees. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Executive Officers of inContact

The executive officers of inContact are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors’ meetings, as appropriate. We have employed each of the executive officers in the position or positions indicated in the list and pertinent notes below.

At December 31, 2014, the following were executive officers of inContact:

Name	Age	Position	Since
Paul Jarman	45	Director and Chief Executive Officer	1997
Gregory S. Ayers	53	Executive Vice President and Chief Financial Officer	2009
William Robinson	48	Executive Vice President of Sales	2012
Mariann McDonagh	53	Executive Vice President and Chief Marketing Officer	2010
Julian Critchfield	50	Executive Vice President and Chief Technology Officer	2014

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

Julian Critchfield was elected as Executive Vice President and Chief Technology Officer of inContact in January 2014. Prior to joining inContact, Mr. Critchfield was the Chief Technology Officer and General Manager for GE Healthcare from October 2011 to January 2014.  Prior to GE Healthcare, Mr. Critchfield was the Executive Vice President of Product Development at Micro Focus Inc. from March 2010 to September 2011.  Prior to Micro Focus Inc. Mr. Critchfield was the Vice President of Engineering in the Oracle Fusion Middleware Division from June 2004 to March 2010.

ITEM 1A.	RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition and other matters pertaining to our business and an investment in our common stock. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere as well as the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our quarterly and annual results of operations may fluctuate significantly, may not reflect the underlying performance of our business and may result in decreases in the price of our stock.

Our quarterly and annual results of operations, including revenue, profitability and cash flow may significantly fluctuate in the future. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business.

Fluctuations in our results of operations may be due to a number of factors, but not limited to, those listed below and identified throughout this “Risk Factors” section:

●	Our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;
●	Changes in the mix of revenue between our segments because the gross margin is significantly higher for the Software segment than for the Network connectivity segment;
●	The timing and success of new product introductions and enhancements or product initiation by us or our competitors;
●	Changes in our pricing policies or those of our competitors;
●	The amount and timing of expenditures related to expanding our operations;
●	The purchasing and budgeting cycles of our customers; and
●	General economic, industry and market conditions.

Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.

For the years ended December 31, 2014, 2013 and 2012, our revenue was $171.8 million, $130.0 million and $110.3 million, respectively, representing year-over-year growth of 32% and 18%, respectively. Revenue increases in the future may not represent the same or comparable rates of revenue growth.

We believe growth of our revenue depends on a number of factors, including our ability to:

●	Capture market share from providers of legacy on-premise contact center systems as contact center systems are refreshed;
●	Attract new clients, increase our existing clients’ use of our solution and further develop our partner ecosystem;
●	Introduce our solution to new markets outside of the United States and increase global awareness of our brand;
●	Strengthen and improve our solution through significant investments in research and development; and
●	Selectively pursue acquisitions.

If we are not successful in achieving these objectives, our revenue may be harmed. In addition, we plan to continue our investment in future growth, including expending substantial financial and other resources on:

●	Sales and marketing, including a significant expansion of our sales organization and of third-party channel partners;
●	Our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;
●	Solution development, including investments in our solution development team and the development of new applications and features for existing solutions;
●	International expansion; and
●	General administration, including legal and accounting.

Moreover, we have recently experienced a period of rapid growth in our headcount and operations. We have also significantly increased the size of our client base. We anticipate that we will significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.

The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will make it more difficult for us to generate earnings or offset any future revenue shortfalls by reducing costs and expenses in the short term. If we fail to manage our anticipated growth, we will be unable to execute our business plan effectively.

The stability and growth of our revenues depends on our ability to attract and retain on-going customers.

The revenue model for companies selling software services under the cloud model, such as inContact, is to attract customers, retain these customers through the renewal of their monthly subscription contracts and encourage the addition of additional agents seats and functionality to these existing customers.

As our industry matures, as our clients experience seasonal trends in their business, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete favorably with our services, our ability to add new clients and renew, maintain or upsell existing clients based on pricing, technology and functionality could be impaired.

We also have relationships with third-party channel partners to attract new customers.  Current third-party channel partner relationships may terminate and reduce the number of new customers we can attract to our product offering and cause disruptions with existing customer relationships, which could adversely impact our results of operations. Our current relationships with third-party channel partners may be terminated by either party in the future.  The termination of a reseller partner relationship may cause existing customers who have relationships with that third-party channel partners to become more likely to discontinue their services, which could have a significant adverse effect on our results of operations. In addition, acquisitions of our customers or of our third-party channel partners could lead to cancellation of our contracts with those customers or by the acquiring companies.

We have a lengthy product sales and implementation cycle, which has contributed and may continue to contribute to the variability of operating results.

We have experienced a lengthy initial sales and implementation cycle for our software solutions, averaging approximately five to eight months. The lengthy sales and implementation cycle is one of the factors that has caused, and may continue to cause, our revenues and operating results to vary significantly.

As our inContact suite of cloud software solutions is relatively new in the marketplace, we must provide a significant amount of education to prospective customers about the use and benefits of our products and services, which can cause potential customers to take many months to make these decisions and results in less predictability in completing our sales. The length of the sales cycle can also be affected by other factors over which we have little or no control, including, customer budgetary constraints, timing of customer budget cycles, and concerns by the customer about the introduction of new products by us or by our competitors.

As we target our sales efforts at larger customers, we face longer implementation cycles. These larger organizations typically require more configuration and integration services, which increases our upfront investment in the deployment efforts.

As a result, sales and implementation cycles for our customers vary substantially from customer to customer and could contribute to the variability of our results of operations.

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

In addition, identifying new third-party channel partners, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our solution and our third-party relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities will become more complicated. Our inability to successfully manage these complex relationships or negotiate sufficient contractual terms could harm our business.

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

We currently have offices outside of the United States and have operations, sales personnel or independent consultants in several foreign countries. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our services and any future international expansion efforts will not be successful, which could result in us not meeting our revenue goals. Operating in international markets also requires management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenues or profitability. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These may include:

●	Fluctuations in currency exchange rates;
●	Unexpected changes in foreign regulatory requirements;
●	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	Difficulties in managing and staffing international operations;
●	Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
●	General economic conditions in international markets, including ongoing uncertainty in global economic conditions global financial markets, which may cause a decline in customer or consumer activity;
●	Localization of our services, including translation into foreign languages and associated expenses;
●	Dependence on certain third parties to increase customer sales;

●	The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy and network connectivity;
●	Compliance with bribery and corruption commercial practices law that prohibit certain commercial conduct worldwide;
●	Increased financial accounting and reporting burdens and complexities;
●	Increased risk for international network connectivity fraud;
●	Political instability abroad, terrorist attacks and security concerns in general; and
●	Reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally.

Incremental revenue from reseller partners and international sales may not exceed expenditures, which could adversely impact our results of operations.

We continue to expend a significant amount of money to develop our infrastructure and international delivery systems to be able to serve new customers we expect will come from the reseller sales channel and new sales opportunities we hope to develop in the future. We expect to make additional expenditures for this purpose in 2015. Revenue from our reseller arrangements may not be sufficient to cover our investment in infrastructure and facilities or our continuing cost of operating the expanded service capacity, which would have a significant adverse effect on our results of operations.

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

We have acquired new technology and operations in the past, including our most recent acquisitions of Uptivity in May 2014.  We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development.  The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions.  Acquisitions are inherently risky, and any acquisitions we complete may not be successful.  Any acquisitions we pursue would involve numerous risks, including the following:

●	difficulties in integrating and managing the operations and technologies of the companies we acquire;
●	diversion of our management’s attention from normal daily operations of our business;
●	our inability to maintain the customers, the key employees, the key business relationships and the reputations of the businesses we acquire;
●	our inability to generate sufficient revenue from acquisitions to offset our increased expenses associated with acquisitions;
●

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

●	difficulties in complying with new markets or regulatory standards to which we were not previously subject;
●	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire; and
●	adverse effects of acquisition activity on the key performance indicators we use to monitor our performance as a business.

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

Our net loss was $10.6 million, $10.2 million and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Continued losses will diminish the working capital we have available to pursue development of our business. Sales within the Software segment continue to improve, but we have not achieved positive annual operating results and whether inContact will ultimately achieve positive results and cash flow should be considered a substantial risk with respect to our business.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could harm our profitability.

We have federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2018 for federal purposes, and for state purposes, expiration is dependent on the rules of the various states to which the net operating losses were allocated. If we are unable to generate sufficient taxable income to utilize our net operating loss, these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause an “ownership change.” If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could harm our profitability.

Disruptions in the operation of our technology could adversely affect our operations.

We are dependent on our computer databases, billing systems and accounting computer programs, network and computer hardware that houses these systems to effectively operate our business and market our services. Our customers may become dissatisfied by any system failures that interrupt our ability to provide our service to them. Substantial or repeated system failures would significantly reduce the attractiveness of our services. Significant disruption in the operation of these systems would adversely affect our business and results of operations.

Our ability to continue to enhance our solution is dependent on adequate research and development resources. If we are not able to adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

In order to remain competitive, we must continue to develop new solution offerings and enhancements to our existing cloud contact center software. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to certain constraints, such as high employee turnover, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities.

Our enhanced services are dependent on leased network connectivity lines, and a significant disruption or change in these services could adversely affect our business.

Our inContact suite of cloud software solutions are provided to customers through a dedicated network of equipment we own connected through leased network connectivity lines with capacity dedicated to us that is based on Internet protocol. Communication initiated by the user is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network because it lowers our cost of providing the service from using traditional transmission methods.

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

Our business could be harmed if our clients are not satisfied with the professional services and technical support provided by us or our partners.

Our business depends on our ability to satisfy our customers, not only with respect to our solution but also with the professional services and technical support that are performed to enable our customers to implement and use our solution to address their business needs.

Professional services and technical support may be performed by our own staff or, with respect to a select subset of our solution, by third parties. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased client demand for these services, without corresponding revenues, could increase costs and harm our operating results. If a customer is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose clients, miss opportunities to expand our business with these customers, incur additional costs, or lose, or suffer reduced margins on our service revenue, any of which could damage our ability to grow our business.

Our growth depends in part on the success of our strategic relationships with third parties and our failure to successfully grow and manage these relationships could harm our business.

We leverage strategic relationships with third parties such as system integrators, technology and telephony providers. We also license technology from certain third parties. Certain of these license agreements permit either party to terminate all or a portion of the license without cause at any time. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our inability to establish and foster these relationships could adversely affect the development of our business, our growth and our results of operations.

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

Risks Related to Our Intellectual Property

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

We offer enhanced telecommunications and related software services through our dedicated network.  Certain enhanced services similar to some of the services we offer have been the subject of litigation regarding patents and intellectual property rights.  In addition, many companies in intellectual property-dependent industries, including the call center management and telecommunications industry, have employed intellectual property litigation as a means to gain an advantage over their competitors.  As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively.  We may not be aware of claims that have arisen alleging enhanced services we offer infringe on intellectual property rights of others.  Currently, we are defending against a lawsuit filed by Microlog alleging we have infringed its patent for a contact center system capable of handling multiple media types of contacts and methods for the using the system.  This lawsuit began in January 2014, so at this early stage we cannot make any estimate or prediction regarding how this lawsuit may progress in the future.  Our involvement in litigation, opposition proceedings, or other intellectual property proceedings may divert management time from focusing on business operations, could cause us to spend significant amounts of money, and may have no guarantee of success.  Any current and future intellectual property litigation also could force us to do one or more of the following:

●	stop selling, incorporating, manufacturing or using our service offerings that use the subject intellectual property;
●	obtain from a third party asserting its intellectual property rights, a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
●

redesign those services or processes that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically unfeasible; or

●	pay damages, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties.  We cannot assure you that we will ultimately prevail if any of this third-party intellectual property is asserted against us or that we will ultimately prevail in the patent infringement litigation with Microlog.

Risks Related to Regulatory Matters

Regulation of IP telephony services is unclear, so the imposition of significant regulation in the future could adversely affect our operations.

We deliver our inContact suite of cloud contact center solutions and move other network connectivity service through our VoIP Network. We view government regulation as one of the conditions of the environment within which we conduct business that does impact, and will continue to impact, our business as we endeavor to comply with existing regulations and what may come in the future. At both the federal and state level there are initiatives, proposals, proceedings and investigations pending with respect to telecommunications, IP telephony and the Internet that we describe in some detail above in the “Government Regulation” section of ITEM 1. BUSINESS. This section describes areas where the regulatory landscape could change and significantly impact our business, and you should review that section carefully. Our failure to anticipate, plan for, and comply with new regulation as it comes along on a cost effective basis is a continuing risk of our business that could have a significant adverse effect on our business activity and results of operations.

Increased taxes or fees on our service will increase our customers’ cost of using our service and/or reduce our profit margins (to the extent the costs are not passed through to our customers) and we may be subject to liabilities for past sales and additional taxes, surcharges and fees.

The tax and fee structure relative to network connectivity and enhanced communications services is complex, ambiguous and subject to interpretation. Based on its interpretation of applicable law, the Company believes that it has either remitted or accrued for all taxes and regulatory fees owed as a result of its operations. If, however, taxing and regulatory authorities arrive at different interpretations of applicable law, our ultimate liability could exceed the amount the Company has remitted and accrued. In addition, the collection of additional taxes, fees or surcharges in the future could have the effect of increasing our prices or reduce our profit margins. Compliance with these regulations may also make us less competitive with those competitors who choose not to comply with the regulations.

Our emergency and E-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability. There may be risks related to limitations associated with E-911 emergency dialing with our service.

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

The FCC adopted orders reforming the system of payments between regulated carriers that we partner with to interface with the public switched telephone network. The rates we pay for the services performed by these carriers may increase as a result of the FCC’s reform order. As a result, we may increase rates for service, making our offerings less competitive with others in the marketplace, or reduce our profitability.

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

Risks Related to Ownership of Our Common Stock

We may not be able to secure additional financing on favorable terms, or at all, to meet our long-term capital needs.

We may determine that additional capital will be necessary in responding to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, fund expansion, respond to competitive pressures, acquire complementary businesses, products and technologies, or for other reasons. To that end we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer and sell an indeterminate number of shares of our common stock, preferred stock, debt securities, and warrants from time to time, up to a maximum dollar amount of $125 million, which we can use should we decide to raise capital in the future.  We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding to pursue our business objectives. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

A material weakness in internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and liquidity.

As discussed in Part II, Item 9A - Controls and Procedures, we identified a material weakness in internal control over financial reporting during the fourth quarter of 2014. The Company’s controls were not properly designed related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations.  A material weakness could result in a material misstatement of our annual or interim Consolidated Financial Statements. A material misstatement could result in significant adverse consequences, including the following:

●

We could be subject to civil litigation, including class action shareholder actions arising out of or relating to the restatements, which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties;

●	Negative publicity relating to the restatements may adversely affect our business and the market price of our Common Stock;
●

Due to any negative publicity with respect to the restatements and the associated uncertainty in the equity markets, we may be unable to attract or retain the personnel necessary to achieve our business objectives;

●

Management’s focus on achieving our business objectives would be diverted to addressing (i) the restatements (ii) customers’, employees’, investors’ and regulators’ questions and concerns regarding the restatements (iii) any negative impact on the Company’s public image with our customers and in the financial market caused by the restatements and (iv) any subsequent litigation that may result from the restatements;

●	The SEC may review the restatements and require further amendment of our public filings; and
●	We may incur significant expenses associated with the restatements.

If in the future we have additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2.	PROPERTIES

We lease our principal office space in Salt Lake City, Utah, which is our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities. At December 31, 2014, our Salt Lake City space consists of approximately 74,000 square feet and the term for this office space will change to month-to-month beginning in July 2015. We have entered into an agreement to lease a new 125,000 square foot facility also in Salt Lake City, Utah beginning in April 2016 through December 2026.  We also lease a 36,000 square foot office facility in Columbus, Ohio, which is the principal location of the employees from the May 2014 acquisition of Uptivity.  We also lease smaller office spaces in California, England, Bolivia and the Philippines. We believe that our current and anticipated facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

For a discussion of developments in the legal proceedings see Note 14 to the Consolidated Financial Statements contained in Part IV, Item 15, which is incorporated in this item 3 by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

This item does not apply to our business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price, Stockholder Matters, and Unregistered Sales

Our common stock trades on The NASDAQ Capital Market under the symbol “SAAS.” The following table presents the high and low closing sales prices per share of our common stock as reported on The NASDAQ Capital Market for the four calendar quarters of 2014 and 2013:

Calendar Quarter Ended:	High	Low
March 31, 2014	$10.49	$8.02
June 30, 2014	$9.89	$7.50
September 30, 2014	$9.66	$7.68
December 31, 2014	$9.06	$7.57

Calendar Quarter Ended:	High	Low
March 31, 2013	$8.09	$4.81
June 30, 2013	$8.92	$7.18
September 30, 2013	$9.62	$8.00
December 31, 2013	$8.28	$6.96

As of February 27, 2015, we had approximately 3,013 holders of record of our common stock. Since inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index for the five fiscal years ended December 31, 2014. The stock price information shown on the graph below is not necessarily indicative of future price performance.

$350
$300
$250
$200
$150
$100
$50
Return Per $100 Invested
2009
2010
2011
2012
2013
2014
inContact, Inc.
Russell 2000
Nasdaq Computer & Data Processing

Equity Compensation Plan Information

The following table provides information on our compensation plans at December 31, 2014 under which equity securities are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,139,248		$4.45	1,564,398
Equity compensation plans not approved by security holders	599,649	(1)	$2.08	N/A
Total	4,738,897		$4.15	1,564,398

(1)	This figure includes options issued to officers and employees under individual compensation arrangements.

Repurchases of Securities

Stock repurchases for the year ended December 31, 2014, were as follows (in thousands, except per share data):

Calendar Quarter Ended:	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publically announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
March 31, 2014 (1)	52	$0.47	-	-
June 30, 2014 (2)	2	4.97	-	-
September 30, 2014 (3)	15	8.37	-	-
December 31, 2014 (4)	93	4.52	-	-
Total shares repurchased	162	$3.59	-	-

(1)

In the first quarter of 2014, we received 3,000 shares of our common stock from an employee for the settlement of the employee’s payroll tax obligation of $24,000 associated with the lapsing of the selling restriction of a restricted stock award. Also we received 49,000 shares of our common stock from employees as a result of the cancelation of a restricted stock award upon termination of employment.

(2)

In the second quarter of 2014, we received 1,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $12,000 associated with the lapsing of the selling restriction of a restricted stock award. Also we received 1,000 shares of our common stock from an employee as a result of the cancelation of a restricted stock award upon termination of employment.

(3)

In the third quarter of 2014, we received 15,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $126,000 associated with the lapsing of the selling restriction of a restricted stock award.

(4)

In the fourth quarter of 2014, we received 49,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $423,000 associated with the lapsing of the selling restriction of a restricted stock award. Also we received 44,000 shares of our common stock from an employee as a result of the cancelation of a restricted stock award upon termination of employment.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2014. The consolidated statements of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of inContact. The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data – (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net revenue	$171,784	$130,037	$110,280	$88,472	$81,704
Net loss	$(10,563)	$(10,203)	$(6,127)	$(10,392)	$(1,507)
Net loss applicable to common stockholders	$(10,563)	$(10,203)	$(6,127)	$(10,392)	$(1,507)
Net loss per share:
Basic and Diluted	$(0.18)	$(0.19)	$(0.13)	$(0.26)	$(0.04)
Cash dividends per common share	$-	$-	$-	$-	$-

Consolidated Balance Sheet Data – (in thousands):

	As of December 31,
	2014	2013	2012	2011	2010
Total assets	$168,770	$108,061	$96,347	$58,414	$40,585
Long-term obligations	$25,115	$9,280	$5,200	$7,071	$8,973

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Results of Operations. This section provides an analysis of our consolidated results of operations for the three years ended December 31, 2014.

Segment Results of Operations. This section provides an analysis of our segment results of operations for the three years ended December 31, 2014.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2014, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2014. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements. This section provides a tabular presentation of our outstanding contractual obligations that existed as of December 31, 2014.

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

Overview

inContact began in 1997 as a reseller of network connectivity services and has evolved to become a leading provider of cloud contact center software solutions. We help contact centers around the world create effective customer experiences through our powerful suite of cloud contact center contact routing, self-service and agent optimization software solutions. Our software solutions and services enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction, create new pathways to profit and ensure ongoing customer-centric business improvement and growth.

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

We provide software which includes the following:

●	Automatic call distributing
●	Computer telephony integration
●	Interactive voice response with speech recognition
●	Outbound dialing
●	PBX and CRM integration
●	Echo agent service surveys and reports
●	Workforce optimization
●	Quality monitoring

●	Screen recording
●	Interactive reporting tool

Taken together, the inContact suite of cloud software creates an integrated solution for contact centers, including those with distributed workforces—either at-home or multi-site.

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

The purchase consideration was approximately $48.9 million, which was paid with cash in the amount of $15.0 million, estimated fair market value of vested stock options converted to cash of $1.9 million, 3,821,933 shares of the Company’s common stock valued at $32.0 million.  An additional 434,311 shares of restricted common stock were issued, but not included in the purchase consideration because the shares are subject to repurchase rights that will lapse over three years.

Trends in Our Business

We continue to experience increases in Software segment revenue principally due to our continued focus and investment in sales and marketing through our initiatives in direct sales and through referral and reseller sales channel relationships. We expect Software and Network connectivity segment revenue to continue to increase during 2015 . The Network connectivity segment net growth increase is attributable to the increase in Network connectivity revenue from our inContact customers, exceeding lost revenue from attrition of our Network connectivity only customers. We expect the Network connectivity revenue from our inContact suite of cloud software solutions customers to continue to exceed the attrition of our Network connectivity only customers in 2015.

There has been an increase in costs of revenue during 2014 due to greater professional service and customer service personnel costs as we employ more personnel, including higher-paid employees with more developed skill sets to service larger mid-market and enterprise customers, greater direct costs attributable to establishing our international infrastructure and international call traffic, and an increase in amortization of previously capitalized internal use software costs. However, the costs of revenue as a percentage of sales has decreased in 2014 as compared to 2013 due to the increase in Software segment revenue in general, and an increase in Software segment revenue from our reseller sales channel relationships since 2012. We expect costs of revenue in absolute dollars to continue to increase, but we expect the costs of revenue as a percentage of sales to remain the same or to continue to decrease slightly as we anticipate increases in revenue for the reasons noted previously.

Sources of Revenue

Our revenue is reported and recognized based on the type of services provided to the customer as follows:

Software Revenue.  Software revenue includes two main sources of revenue:

(1) Software delivery and support of our inContact suite of cloud software solutions that are provided on a monthly subscription basis and associated professional services. Because our customers purchasing software and support services on a monthly recurring basis do not have the right to take possession of the software, we consider these arrangements to be service contracts and are not within the scope of Industry Topic 985, Software.  We generally bill monthly recurring subscription charges in arrears and recognize these charges in the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness as it relates to utilization of the inContact suite of cloud software solutions.

(2) Perpetual product and services revenues are primarily derived from the sale of licenses to our workforce optimization suite of on-premise software products and services.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all revenue recognition criteria are met.

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

Through the year ended December 31, 2014, software revenue also includes the quarterly minimum purchase commitments from a related party reseller referred to in Part VI, Item 15 “Financial Statements” - Note 13 – Related Party Transactions.

Network Connectivity Service Revenue.  Network Connectivity Services revenue is derived from network connectivity, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our subscription software and allows us to provide the all-in-one inContact suite of cloud contact center software solutions. Revenue for the network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

Further information about our revenue recognition policies are disclosed at Part IV, Item 15 “Financial Statements” - Note 1 – Description of the Company and Summary of Significant Accounting Policies.

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

Results of Operations

Results of 2014 versus 2013

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2014 compared to our condensed operating results for the year ended December 31, 2013 (in thousands):

	2014	2013	$ Change	% Change
Net revenue	$171,784	$130,037	41,747	32%
Costs of revenue	88,144	67,377	20,767	31%
Gross profit	83,640	62,660	20,980
Gross margin	49%	48%
Operating expenses:
Selling and marketing	51,175	37,220	13,955	37%
Research and development	22,379	12,605	9,774	78%
General and administrative	29,358	22,314	7,044	32%
Total operating expenses	102,912	72,139	30,773
Loss from operations	(19,272)	(9,479)	(9,793)
Other expense	(362)	(351)	(11)	(3%)
Loss before income taxes	(19,634)	(9,830)	(9,804)
Income tax benefit (expense)	9,071	(373)	9,444
Net loss	$(10,563)	$(10,203)	$(360)

Revenue: Total revenues increased $41.7 million or 32% to $171.8 million during 2014 compared to revenues of $130.0 million during 2013. The increase relates to an increase of $31.9 million in Software segment revenue due to our continued focus and investment in sales and marketing efforts of our inContact suite of cloud contact center software solutions through our direct sales and referral and reseller partner arrangements. The increase is also the result of the $12.6 million of revenue generated from the sale of Uptivity software products and service since the acquisition in May 2014. Network connectivity segment revenue increased $9.8 million as the increase of Network connectivity revenue associated with our inContact suite of cloud software solution customers exceeded the attrition of our Network connectivity only customers.

We recognized $3.6 million of software revenue during 2014 and $6.8 million software revenue during 2013 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2014 and 2013 quarterly minimum purchase commitments.  Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts and expired in the third quarter of 2014. See additional information about the Unify relationship in Part IV, Item 15 “Financial Statements” – Note 14 – Related Party Transactions.

Costs of revenue and gross margin: Costs of revenue increased $20.8 million or 31% to $88.1 million during 2014 compared to $67.4 million during 2013. Our gross margin increased one percentage point to 49% during 2014 from 48% during 2013. The increase in revenue from our inContact suite of cloud contact center solutions offset increased costs attributable to greater professional service  personnel costs incurred to service larger mid-market and enterprise customers and increased amortization of intangible assets from business acquisitions. In addition, lower network connectivity costs due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs contributed to the increase of gross margin.

Selling and marketing: Selling and marketing expense increased $14.0 million or 37% to $51.2 million during 2014 from $37.2 million during 2013. This increase is primarily a result of headcount additions, including from the Uptivity acquisition, for direct and channel sales employees, increased commissions as a result of increased revenues and headcount and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our products and services as well as increased lead generation efforts for our Software segment.

Research and development: Research and development expense increased $9.8 million or 78% to $22.4 million during 2014 compared to $12.6 million during 2013. The increase relates to our efforts to expand our content offerings, upgrade and extend our product and service offerings and develop new technologies primarily through headcount additions, including the Uptivity acquisition.

General and administrative: General and administrative expense increased $7.0 million or 32% to $29.4 million during 2014 compared to $22.3 million during 2013. The increase is primarily due to increased personnel costs and costs incurred to support our domestic and international business expansion, including Uptivity acquisition related costs.

Income taxes: Benefit (provision) for income taxes during 2014 was $9.1 million compared to ($373,000) for the same period in 2013. The income tax benefit during 2014 was due to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value and acquired intangibles resulted in a partial reversal of the valuation allowance upon consolidation.

Results of 2013 versus 2012

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2013 compared to our condensed operating results for the year ended December 31, 2012 (in thousands):

	2013	2012	$ Change	% Change
Net revenue	$130,037	$110,280	19,757	18%
Costs of revenue	67,377	59,776	7,601	13%
Gross profit	62,660	50,504	12,156
Gross margin	48%	46%
Operating expenses:
Selling and marketing	37,220	28,591	8,629	30%
Research and development	12,605	9,401	3,204	34%
General and administrative	22,314	17,883	4,431	25%
Total operating expenses	72,139	55,875	16,264
Loss from operations	(9,479)	(5,371)	(4,108)
Other expense	(351)	(636)	285	45%
Loss before income taxes	(9,830)	(6,007)	(3,823)
Income tax expense	(373)	(120)	(253)
Net loss	$(10,203)	$(6,127)	$(4,076)

Revenue: Total revenues increased $19.8 million or 18% to $130.0 million during 2013 compared to revenues of $110.3 million during 2012. The increase relates to an increase of $14.2 million in Software segment revenue due to our continued focus and investment in sales and marketing efforts of our inContact suite of cloud contact center solutions through our direct sales and referral and reseller partner arrangements. Network connectivity segment revenue increased $5.6 million as the increase of Network connectivity revenue associated with our inContact suite of cloud software solution customers exceeded the attrition of our Network connectivity only customers.

We recognized $6.8 million of software revenue during 2013 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2013 minimum purchase commitments.  We recognized $4.5 million of software revenue during 2012 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2012 minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expired at the end of July 2014. Revenue from resold software services was less than the minimum purchase commitment at the end of July 2014 and there was a reduction in software revenue from that reseller beginning in August 2014. See additional information about the Unify relationship in Part IV, Item 15 “Financial Statements” – Note 14 – Related Party Transactions.

Costs of revenue and gross margin: Costs of revenue increased $7.6 million or 13% to $67.4 million during 2013 compared to $59.8 million during 2012. Our gross margin increased two percentage points to 48% during 2013 from 46% during 2012. The increase in revenue from our inContact suite of cloud software solutions and the minimum purchase commitment offset increased costs attributable to greater professional service and customer service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers, international infrastructure investments initiated in 2011 and increased amortization of previously capitalized software development costs. In addition, lower network connectivity costs due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs contributed to the gross margin increase.

Selling and marketing: Selling and marketing expense increased $8.6 million or 30% to $37.2 million during 2013 from $28.6 million during 2012. This increase is primarily a result of headcount additions for direct and channel sales employees and higher levels of investment in marketing efforts to create increased awareness of our inContact suite of cloud contact center solutions as well as increased lead generation efforts for our Software segment.

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

Segment Reporting

We operate under two business segments: Software and Network connectivity. The Software segment includes all monthly recurring subscription revenue related to the delivery of our software solutions, revenue related to Uptivity products, associated professional services and setup fees, and revenue related to minimum purchase commitments from Unify through July 2014. The Network connectivity segment includes all voice and data long distance services provided to customers.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment condensed operating results for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Net revenue	$100,805	$68,897	$54,705	31,908	46%	14,192	26%
Costs of revenue	42,991	28,012	22,134	14,979	53%	5,878	27%
Gross profit	57,814	40,885	32,571
Gross margin	57%	59%	60%
Operating expenses:
Direct selling and marketing	45,439	31,722	23,758	13,717	43%	7,964	34%
Direct research and development	21,030	11,601	8,502	9,429	81%	3,099	36%
Indirect	28,878	21,272	17,071	7,606	36%	4,201	25%
Loss from operations	$(37,533)	$(23,710)	$(16,760)

Results of 2014 versus 2013

The Software segment revenue increased $31.9 million or 46% to $100.8 million during 2014 from $68.9 million during 2013. The increase relates primarily to revenue generated from our inContact suite of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements. The increase is also the result of the $12.6 million of revenue generated from the sales of Uptivity products and services since the acquisition in May 2014.

We recognized $3.6 million of software revenue during 2014 and $6.8 million of software revenue during 2013 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2014 and 2013 quarterly minimum purchase commitments.  Under the arrangement, revenue from resold software services reduced Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part, to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts and expired in the third quarter of 2014. See additional information about the Unify relationship in Part IV, Item 15 “Financial Statements” – Note 14 – Related Party Transactions.

Software segment revenue also includes revenue from professional and customer support services of $10.5 million for 2014 compared to $5.7 million for 2013.

Gross margin decreased two percentage point to 57% in 2014 compared to 59% in 2013. The decrease in gross margin in primarily a result of increased costs incurred for professional service personnel brought on to service larger mid-market and enterprise customers and increased amortization of intangible assets from business acquisitions.

Direct selling and marketing expenses in the Software segment increased $13.7 million or 43% to $45.4 million in 2014 compared to $31.7 million during 2013. This increase is primarily a result of headcount additions, including from the Uptivity acquisition, for direct and channel sales employees focused on managing and enhancing our partner relationships, increased commissions as a result of increased revenues and headcount and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our products and services as well as increased lead generation efforts for our Software segment.

We also continue to develop the software application and service provided in the Software segment by investing in research and development. During 2014 we incurred $21.0 million in direct research and development costs compared to $11.6 million during 2013 and have capitalized an additional $11.0 million of costs incurred during 2014 related to our internally developed software compared to $6.2 million during 2013.

Indirect expenses, which consists of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $7.6 million in 2014 compared to 2013 due to the general increase in indirect expenses and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Results of 2013 versus 2012

The Software segment revenue increased $14.2 million or 26% to $68.9 million during 2013 from $54.7 million during 2012. The increase relates primarily to revenue generated from our inContact suite of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.

We recognized $6.8 million of software revenue during 2013 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2013 minimum purchase commitments.  We recognized $4.5 million of software revenue during 2012 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2012 minimum purchase commitments. Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts initiated in 2011 and expired at the end of July 2014. Revenue from resold software services was less than the minimum purchase commitment at the end of July 2014 and there was a reduction in software revenue from that reseller beginning in August 2014. See additional information about the Unify relationship in Part IV, Item 15 “Financial Statements” – Note 14 – Related Party Transactions.

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

Direct selling and marketing expenses in the Software segment increased $8.0 million or 34% to $31.7 million in 2013 compared to $23.8 million during 2012. This increase is a result of headcount additions for direct and channel sales employees and employees focused on managing and enhancing our referral and reseller partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact suite of cloud contact center solutions. Sales commission expense also increased with the increase in revenue.

We also continue to develop the suite of cloud contact center solutions by investing in research and development. During 2013 we incurred $11.6 million in direct research and development costs compared to $8.5 million during 2012 and have capitalized an additional $6.2 million of costs incurred during 2013 related to our internally developed software compared to $5.5 million during 2012.

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

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed operating results for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Net revenue	$70,979	$61,140	$55,575	9,839	16%	5,565	10%
Costs of revenue	45,153	39,365	37,642	5,788	15%	1,723	5%
Gross profit	25,826	21,775	17,933
Gross margin	36%	36%	32%
Operating expenses:
Direct selling and marketing	3,466	3,511	3,207	(45)	(1%)	304	9%
Indirect	4,099	4,033	3,337	66	2%	696	21%
Income from operations	$18,261	$14,231	$11,389

Results of 2014 versus 2013

Network connectivity segment revenue increased $9.8 million or 16% to $71.0 million during 2014 from $61.1 million in 2013 due to the increase of network connectivity revenue associated with our inContact suite of cloud software solution customers exceeding the attrition of our network connectivity only customers. Our costs of revenue increased 15% due to the increase in revenue, and Network connectivity gross margin remained constant at 36%.  Selling and marketing expenses decreased 1%.  Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased 2% during 2014 compared to 2013.

Results of 2013 versus 2012

Network connectivity segment revenue increased $5.6 million or 10% to $61.1 million during 2013 from $55.6 million in 2012. This increase is attributable to the Network connectivity revenue from our inContact suite of cloud software solution customers exceeding the attrition of our network connectivity only customers. Our costs of revenue increased 5% due to the increase in revenue, but Network connectivity gross margin increased 4% due to increased efficiencies in call routing related to continued investment in technology and lower negotiated direct costs, which resulted in lower per-minute network connectivity costs. Selling and marketing expenses increased 9% due to increased personnel costs related to Network connectivity sales support associated with our inContact suite of cloud software solution customers, partially offset by lower third-party commissions.  Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased 21% during 2013 compared to 2012 primarily due to an increase in bad debt allocated to the Network connectivity segment.

Liquidity and Capital Resources

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents and available borrowings under a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which expires in July 2016. At December 31, 2014, we had $32.4 million of cash and cash equivalents. In addition to our $32.4 million of cash and cash equivalents, we have access to additional available borrowings under our Revolving Credit Agreement with Zions (subject to meeting our covenant requirements) of $4.0 million, based on the maximum available advance amount calculated on the December 20, 2014 borrowing base certificate. Total cash and additional availability under the Revolving Credit Agreement was $36.4 million at December 31, 2014. The Revolving Credit Agreement is collateralized by substantially all our assets.

We experienced a net loss of $10.6 million during the year ended December 31, 2014. Significant non-cash expenses affecting operations during 2014 included a $9.4 million partial reversal of the deferred tax asset valuation allowance as a result of the acquisition of Uptivity, $17.1 million of depreciation and amortization and $7.1 million of stock-based compensation. The primary sources of working capital were increases in deferred revenue and accrued liabilities primarily related to accrued payroll and bonuses to be paid after year end. Deferred revenue increased primarily due to the billings generated by the acquisition of Uptivity.  Uses of working capital related to increased account receivables from increases in revenue, included that generated by Uptivity.

We used $37.4 million for investing activities primarily for the purchase of equipment, capitalization of internally developed software costs and the acquisition of Uptivity.

Financing activity provided $15.4 million primarily related to borrowings under the Revolving Credit Agreement, the term note and the exercise of stock options, offset by principle payments on debt and capital lease obligations.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations and expect to rely on internally generated cash and our Revolving Credit Agreement to support our current level operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations, available borrowings under our Revolving Credit Agreement will be sufficient to meet our cash requirements during the next twelve months.

Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, client retention, ability to gain new clients, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights. We may seek additional equity or debt financing to take advantage of the growth opportunities associated with these factors.

Revolving Credit Agreement

On July 16, 2009, we entered into our Revolving Credit Agreement with Zions, which was subsequently amended in June 2013 and August 2014. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR.  We drew $11.0 million on the Revolving Credit Agreement in 2014. There was $4.0 million of unused commitment at December 31, 2014, based on the maximum available advance amount calculated on the December 20, 2014 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears.  In August 2014, we amended certain terms of the Revolving Credit Agreement with Zions (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which is only applicable if net cash is less than $2.5 million, increased the amount of permitted additional debt from $200,000 to $600,000 per borrowing for each of the calendar years ending December 31, 2014, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2014, 2015 and 2016 and $500,000 for each calendar year thereafter. The balance outstanding was $11.0 million on our Revolving Credit Agreement at December 31, 2014 and we are in compliance with the covenants at December 31, 2014. There was no outstanding balance on our Revolving Credit Agreement at December 31, 2013.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Promissory Note

During 2014, we paid $694,000 of the promissory note payable (“Promissory Note”) to Zions. There was no amount outstanding at December 31, 2014.

In October 2011, we entered into a promissory note (“Promissory Note”) with Zions for $2.5 million to finance the acquisition and development of our infrastructure in Europe to support sales made by us and our resellers in Europe, Middle East and Africa (“EMEA”). The interest rate under the Promissory Note was 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Promissory Note was paid monthly in arrears, and principal was paid in 36 equal monthly installments ending in October 2014.

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

In June 2013, we entered into a term loan agreement (“2013 Term Loan”) with Zions for $4.0 million, which matures in June 2017.  We were allowed to draw on the 2013 Term Loan through June 2014 and the interest rate is 4.25% per annum above the ninety day LIBOR.  We drew $3.0 million and $1.0 million on the 2013 Term Loan in December 2013 and June 2014, respectively. The principal will be paid in 36 equal monthly installments and commenced in August 2014

In August 2014, we entered into a term loan agreement (“2014 Term Loan”) with Zions for $5.0 million, which matures in August 2018. We drew $5.0 million on the 2014 Term Loan in December 2014. Interest is paid monthly in arrears and the principal is paid in 36 equal monthly installments and will commence in August 2015. The interest rate under the Term Loan is 4.0% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR.

The financial covenants of the 2012, 2013 and 2014 Term Loans are the same as the Revolving Credit Agreement, are collateralized by the same assets as the Revolving Credit Agreement and we may prepay any portion without penalty or premium.

During 2014, we paid $1.8 million of total term loan principal to Zions. The total balance of the term loans was $10.5 million at December 31, 2014.

Cash Flows

In summary, our cash flows for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$5,245	$7,566	$4,433
Net cash used in investing activities	$(37,374)	$(17,027)	$(9,232)
Net cash provided by financing activities	$15,395	$9,773	$35,911

We experienced a net loss of $10.6 million during 2014. Significant non-cash expenses and tax benefits affecting operations during 2014 included a $9.4 million partial reversal of the deferred tax asset valuation allowance as a result of the acquisition of Uptivity, $17.2 million of depreciation and amortization and $7.1 million of stock-based compensation.

The primary sources of increases to working capital were an increase in accrued liabilities and deferred revenue primarily due to the billings generated by the acquisition of Uptivity.  Accrued liabilities increased primarily due to accrued payroll and bonuses to be paid after year end.  Deferred revenue increased primarily due to the billings generated by the acquisition of Uptivity.

Uses of working capital related to increases of accounts receivable related to increased revenue, including revenue generated by Uptivity.

During 2014, we used $37.4 million of cash in investing activities primarily used for the acquisition of Uptivity, the development of internal use software and purchases of property and equipment.

Cash received from financing activities was $15.4 million in 2014 and was primarily due to proceeds of $2.3 million from the exercise of options and net borrowing of $17.0 million from the Term Loans and Revolving Credit Agreements.  These inflows were offset by payments on long-term debt and capital leases of $4.1 million.

We had an overall net decrease in cash of $16.7 million during the year ended December 31, 2014 and we expect to continue to invest in our sales and marketing activities to grow revenue related to our inContact suite of cloud software solutions and additional network capacity and resources to support our expanding operations.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. However, we have purchase commitments with national network connectivity providers, long term debt, capital leases, operating leases and hosting services. The following table discloses aggregate information about our material contractual obligations and the periods in which payments are due as of December 31, 2014 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit agreement and term loans	$21,458	$3,409	$18,049	$-	$-
Interest obligation related to revolving credit agreement and term loans (1)	1,509	892	617	-	-
Capital lease payments	1,379	768	611	-	-
Operating leases	45,674	2,427	9,976	8,360	24,911
Purchase obligations - hosting services	2,535	1,208	1,327	-	-
Purchase commitments (2)	50	50	-	-	-
Total contractual obligations	$72,605	$8,754	$30,580	$8,360	$24,911

(1)	The interest obligation will fluctuate based on fluctuation of the LIBOR rate. This obligation is based on the rates at December 31, 2014 between 4.26% and 4.76%.
(2)

We have a purchase commitment with a national network connectivity provider. The purchase commitment provides for a monthly minimum of $50,000, which can be terminated with a thirty day written notice. We exceeded our monthly minimums with this carrier in 2014.

Critical Accounting Estimates

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

Our revenue is reported and recognized based on the type of services provided to the customer as follows:

Software Revenue.  Software revenue includes two main sources of revenue:

(1) Software delivery and support of our inContact suite of cloud software solutions that are provided on a monthly subscription basis and associated professional services. Because our customers purchasing software and support services on a monthly recurring basis do not have the right to take possession of the software, we consider these arrangements to be service contracts and are not within the scope of Industry Topic 985, Software.  We generally bill monthly recurring subscription charges in arrears and recognize these charges in the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness as it relates to utilization of the inContact suite of cloud software solutions.

For subscription service contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple Element Arrangements. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite of cloud software solutions experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Fees for network connectivity services in multiple element arrangements within the inContact suite of cloud software solutions are based on usage and we recognize revenue in the same manner as fees for telecommunication services discussed in the “Network Connectivity Services Revenue” below.

(2) Perpetual product and services revenues are primarily derived from the sale of licenses to our workforce optimization suite of on-premise software products and services.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all revenue recognition criteria are met.

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

Through the quarter ended September 30, 2014, software revenue also includes the quarterly minimum purchase commitments from a related party reseller (Part IV, Item 15 “Financial Statements” – Note 13 – “Related Party Transcations”).

Network Connectivity Service Revenue.  Network Connectivity Services revenue is derived from network connectivity, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our subscription software and allows us to provide the all-in-one inContact suite of cloud software solutions. Revenue for the network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

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

Goodwill: We evaluate goodwill and indefinite-lived intangible assets for impairment as of the end of the third quarter, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit by using a combination of discounted cash flow valuation approach and a market-based valuation approach utilizing a multiple of revenues. Determining fair value requires the exercise of significant judgments, including judgments about discount rates, cash flows attributable to the intangible assets, the terminal growth rates and relevant revenue multiples of comparable companies. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Upon completion of the impairment tests as of September 30, 2014, no indication of goodwill or indefinite-lived intangible asset impairment existed. There were no events or circumstances from the date of assessment through December 31, 2014 that would impact this assessment.

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

We utilize the graded-vesting method, rather than a straight-line method, for recognizing compensation expense as management believes this graded-vesting method more closely matches the expense to associated services. Prior to December 31, 2013, stock grants are generally subject to a three-year vesting period and subsequent to December 31, 2013 they are generally subject to a four-year vesting period.  Under this method, nearly 60% of the compensation cost is expensed in the first year of a three-year vesting term and 50% of the compensation cost is expensed in the first year of a four-year vesting term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from these estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Recent Accounting Pronouncements

See Part IV, Item 15 “Financial Statements”—Note 1—“Accounting Policies” for information regarding the effect of new accounting pronouncements on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are invested with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.

Interest rates on some of our outstanding leases and Revolving Credit Agreement and term loans are variable so market fluctuations in interest rate may increase our interest expense.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The Consolidated Financial Statements of inContact appear at the end of this report beginning with the index to Financial Statements on page F-1 (see Part IV, Item 15 “Financial Statements”), and are incorporated herein.

Supplementary Financial Information—(Unaudited)

The following tables set forth the Company’s selected unaudited quarterly data for 2014 and 2013 (in thousands, except per share data):

	Quarter
2014	1st	2nd	3rd	4th
Net revenues	$37,054	$41,111	$44,195	$49,424
Gross profit	17,981	20,023	20,861	24,775
Net (loss) gain	(1,724)	3,428	(6,684)	(5,583)
Basic and diluted net (loss) gain per share	$(0.03)	$0.06	$(0.11)	$(0.09)

	Quarter
2013	1st	2nd	3rd	4th
Net revenues	$31,645	$31,083	$32,239	$35,070
Gross profit	15,177	15,129	15,468	16,886
Net loss	(1,427)	(2,030)	(2,827)	(3,919)
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.05)	$(0.07)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2014. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer) concluded that our disclosure controls and procedures were not effective during the period ended December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, due to the material weakness described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Uptivity, acquired on May 6, 2014, which is included in our 2014 consolidated financial statements and represented approximately 5% of our total assets as of December 31, 2014, and 7% of our total revenues for the year ended December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company’s controls over the billing system related to the calculation and assessment of state sales tax for our products and services and the appropriate accounting for the related state sales tax obligations were not appropriately designed.  Management has concluded this control deficiency is a material weakness.  As a result of the material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014.

This material weakness resulted in a restatement to sales tax liability that on a cumulative basis was $3.4 million as of September 30, 2014. Until remediated, further adjustments are possible.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A.

Remediation Efforts

In response to the material weakness described above, our management, with the oversight from our Audit Committee of the Board of Directors, plans to take measures to remediate the underlying causes of the material weakness. We have initiated and/or completed the following actions once the material weakness was identified in the fourth quarter of 2014:

•

We are implementing a new billing system and have engaged a new vendor to serve as our tax calculation engine and provide timely and accurate state sales tax rates and jurisdictional taxability information.

•

With the implementation of the new billing system, we are determining that the accounting professionals have the knowledge, experience and training to adequately configure the billing system to appropriately calculate and assess state sales tax on certain of our products and services.

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

Salt Lake City, Utah

We have audited inContact, Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of March 4, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Uptivity, acquired on May 6, 2014, and whose financial statements constitute 5% of total assets as of December 31, 2014 and 7% of total revenues for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Uptivity. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company’s controls over the billing system related to the calculation and assessment of state sales tax for their products and services and the appropriate accounting for the related state sales tax obligations were not appropriately designed. This material weakness was  considered in determining the nature, timing, and extent of audit tests applied in our audit of the  consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated March 4, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 4, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, our code of ethics and background of our directors will be presented in our Proxy Statement for the 2015 annual meeting of Shareholders and is incorporated herein by reference. The information required pursuant to General Instructions G(3) of Form 10-K on our executive officers is presented under Item 1 of this report on Form 10-K.

ITEM 11.	Executive Compensation

Information required by this Item 11 on executive compensation will be presented in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 on security ownership of certain beneficial owners and managements will be presented in our 2015 Proxy Statement and is incorporated herein by reference. Information regarding equity compensation plans is presented under Item 5 of this report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 regarding certain related transactions and director independence will be presented in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information required by this Item 14 will be presented in our 2015 Proxy Statement and is incorporated herein by reference.

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
2.1

Agreement and Plan of Merger dated May 6, 2014, by and among: inContact, Inc., a Delaware corporation; INCC Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the inContact; CallCopy, Inc., a Delaware corporation; and, the stockholders of CallCopy (5)

3.1	Certificate of Incorporation, as amended (1)
3.2	Amendment to the Certificate of Incorporation dated June 26, 2004 (2)
3.3	Amendment to the Certificate of Incorporation dated October 14, 2008 (3)
3.4	ByLaws (4)
4.1	Investor Rights Agreement dated June 14, 2011, with Enterprise Networks Holdings, Inc. (15)
4.2	Copy of Specimen Common Stock Certificate (6)
4.3	Form of Senior Indenture (6)
4.4	Form of Subordinated Indenture (6)
10.1	Long-Term Stock Incentive Plan (4)
10.2	2005 Employee Stock Purchase Plan, as amended (23)
10.3	Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (7)
10.4	Form of Notice of Restricted Stock Unit Grant to Non-Employee Directors (8)
10.5	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors (8)
10.6	2008 Equity Incentive Plan, as amended (9)
10.7	Revolving Credit Loan Agreement between inContact and Zions dated July 16, 2009 (10)
10.8	Amendment to Loan Agreement between inContact and Zions dated February 22, 2010 (11)
10.9	Note Modification Agreement and Allonge between inContact and Zions dated August 3, 2010 (12)
10.10	Second Amendment to Loan Agreement between inContact and Zions dated August 3, 2010 (13)
10.11	Second Note Modification Agreement and Allonge between inContact and Zions dated March 1, 2011 (16)

Exhibit No.	Title of Document
10.12	Third Amendment to Loan Agreement between inContact and Zions dated March 1, 2011 (16)
10.13	Master Finance Lease Agreement No. 0012773 with Zions dated July 23, 2009 (16)
10.14	Form of Common Stock Purchase Agreement dated June 14, 2011 (15)
10.15	Form of Registration Rights Agreement dated June 14, 2011 (15)
10.16	Fourth Amendment to Loan Agreement between inContact and Zions dated June 29, 2011 (17)
10.17	Master Reseller Agreement between inContact and Siemens (18)
10.18	Loan Agreement with Zions dated October 7, 2011 (19)
10.19	Promissory Note issued to Zions dated October 7, 2011 (19)
10.20	Guarantee Agreement by Siemens Enterprise Communications with Zions dated October 7, 2011 (19)
10.21	Security Transfer Agreement with Siemens Enterprise Communications dated October 7, 2011 (19)
10.22	First Amendment to Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (19)
10.23	Amended and Restated Loan Agreement between inContact and Zions dated April 30, 2012 (20)
10.24	Amended and Restated Promissory Revolving Loan Note issued to Zions dated April 30, 2012 (20)
10.25	Promissory Term Loan Note to Zions dated April 30, 2012 (20)
10.26	Stock purchase agreement with Piper Jaffray & Co. dated September 13, 2012 (21)
10.27	Addendum 1 to Master Reseller Agreement dated February 13, 2013, with Siemens Enterprise Communications (23)
10.28	Amendment to Investor Rights Agreement dated February 13, 2013, with Enterprise Networks Holding (23)
10.29	2nd Amendment to Lease Agreement for Additional Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (23)
10.30	First Amendment to Amended and Restated Loan Agreement, dated June 21, 2013 (22)
10.31	Promissory Term Loan Note to Zions First National Bank dated June 21, 2013 (22)
10.32	Form of Non-Competition and Non-Solicitation Agreement (5)
10.33	Non-Solicitation Agreement with Edison Venture Fund VII, L.P. (5)
10.34	Form of Repurchase Agreements (5)
10.35	Form of Registration Rights Agreement(5)
10.36	Form of Lock-up Agreement (5)
10.37	Lock-up Agreement with Edison Venture Fund VII, L.P. (5)
10.38	Form of Restricted Stock Unit Agreement (5)
10.39	Second Amendment to Amended and Restated Loan Agreement, dated August 4, 2014 (24)
10.40	Form of Promissory Term Loan Note to Zions First National Bank dated August 4, 2014 (24)
10.41	Form of Pledge and Security Agreement, date August 4, 2014 (24)
10.42	Form of Stock Transfer Power, date August 4, 2014 (24)
10.43	Form of Security Agreement, date August 4, 2014 (24)
10.44	Form of Second Note Modification Agreement and Allonge to Amended and Restated Promissory Note, date August 4, 2014 (24)
10.45	Form of CallCopy Guarantee, date August 4, 2014 (24)
10.46	Form of Restricted Stock Unit Agreement for Executive Officers

Exhibit No.	Title of Document
10.47	Lease Agreement for Office Space at 9700 South State Street, Salt Lake City, Utah 84070
14.1	Code of Ethics (14)
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)	This document was filed as an exhibit to the current report on Form 8-K/A filed by inContact with the Securities and Exchange Commission on July 9, 2014, and is incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form S-3 filed by inContact with the Securities and Exchange Commission on July 11, 2014, and is incorporated herein by this reference.
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

(22)

These documents were filed as exhibits to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 9, 2013, and are incorporated herein by this reference.

(23)

These documents were filed as an exhibit to the annual report on Form 10-K for 2012 filed by inContact with the Securities and Exchange Commission on March 18, 2013, and are incorporated herein by this reference.

(24)

These documents were filed as exhibits to the quarterly report on Form 10-Q filed by inContact with the Securities and Exchange Commission on August 8, 2014, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCONTACT, INC.
Date: March 4, 2015	/S/ PAUL JARMAN
Paul Jarman Chief Executive Officer (Principal Executive Officer)
Date: March 4, 2015	/S/ GREGORY S. AYERS
Gregory S. Ayers Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2015	/S/ THEODORE STERN
Theodore Stern, Director
Date: March 4, 2015	/S/ STEVE M. BARNETT
Steve M. Barnett, Director
Date: March 4, 2015	/S/ PAUL JARMAN
Paul Jarman, Director
Date: March 4, 2015	/S/ BLAKE O. FISHER
Blake O. Fisher, Director
Date: March 4, 2015	/S/ PAUL F. KOEPPE
Paul F. Koeppe, Director
Date: March 4, 2015	/S/ MARK J. EMKJER
Mark J. Emkjer, Director
Date: March 4, 2015	/S/ HAMID AKHAVAN
Hamid Akhavan, Director

INCONTACT, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of inContact, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of inContact, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2015, expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 4, 2015

INCONTACT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$32,414	$49,148
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible accounts of $1,816 and $2,203, respectively	28,126	18,682
Other current assets	6,979	4,360
Total current assets	67,600	72,271
Property and equipment, net	35,077	23,716
Intangible assets, net	24,768	3,971
Goodwill	39,247	6,563
Other assets	2,078	1,540
Total assets	$168,770	$108,061
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$11,031	$9,696
Accrued liabilities	13,259	8,772
Accrued commissions	3,407	2,072
Current portion of deferred revenue	8,439	2,440
Current portion of long-term debt and capital lease obligations	4,095	3,461
Total current liabilities	40,231	26,441
Long-term debt and capital lease obligations	18,543	4,580
Deferred rent	28	487
Deferred tax liability	795	232
Deferred revenue	5,749	3,981
Total liabilities	65,346	35,721
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 61,000 and 55,346 shares issued and outstanding, respectively	6	6
Additional paid-in capital	209,047	167,422
Accumulated deficit	(105,629)	(95,088)
Total stockholders' equity	103,424	72,340
Total liabilities and stockholders' equity	$168,770	$108,061

See accompanying notes to the Consolidated Financial Statements.

INCONTACT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net revenue:
Software	$100,805	$68,897	$54,705
Network connectivity	70,979	61,140	55,575
Total net revenue	171,784	130,037	110,280
Costs of revenue:
Software	42,991	28,012	22,134
Network connectivity	45,153	39,365	37,642
Total costs of revenue	88,144	67,377	59,776
Gross profit	83,640	62,660	50,504
Operating expenses:
Selling and marketing	51,175	37,220	28,591
Research and development	22,379	12,605	9,401
General and administrative	29,358	22,314	17,883
Total operating expenses	102,912	72,139	55,875
Loss from operations	(19,272)	(9,479)	(5,371)
Other income (expense):
Interest expense	(365)	(317)	(364)
Other income (expense)	3	(34)	(272)
Total other expense	(362)	(351)	(636)
Loss before income taxes	(19,634)	(9,830)	(6,007)
Income tax benefit (expense)	9,071	(373)	(120)
Net loss and comprehensive loss	$(10,563)	$(10,203)	$(6,127)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.19)	$(0.13)
Weighted average common shares outstanding:
Basic and diluted	58,997	54,742	47,108

See accompanying notes to the Consolidated Financial Statements.

INCONTACT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2011	43,624	$4	$111,415	-	$-	$(77,268)	$34,151
Issuance of common stock, net of issuance costs	8,000	1	37,260	-	-	-	37,261
Common stock issued for options exercised	1,196	-	3,262	-	-	-	3,262
Common stock issued under the employee stock purchase plan	66	-	280	-	-	-	280
Stock-based compensation	-	-	1,967	-	-	-	1,967
Net loss	-	-	-	-	-	(6,127)	(6,127)
Balance at December 31, 2012	52,886	5	154,184	-	-	(83,395)	70,794
Issuance of common stock, net of issuance costs	376	-	2,987	-	-	-	2,987
Common stock received for settlement of receivable and taxes upon vesting of restricted stock	-	-	-	(530)	(3,035)	-	(3,035)
Common stock issued for options exercised	2,005	1	5,722	430	2,459	(1,096)	7,086
Common stock issued under the employee stock purchase plan	41	-	265	33	206	(24)	447
Issuance of restricted stock	38	-	-	67	370	(370)	-
Stock-based compensation	-	-	4,264	-	-	-	4,264
Net loss	-	-	-	-	-	(10,203)	(10,203)
Balance at December 31, 2013	55,346	6	167,422	-	-	(95,088)	72,340
Issuance of common stock, net of issuance costs	3,822	-	31,951	-	-	-	31,951
Common stock received for taxes upon vesting of restricted stock	-	-	-	(162)	(585)	-	(585)
Common stock issued for options exercised	573	-	2,038	63	382	(107)	2,313
Common stock issued under the employee stock purchase plan	66	-	494	47	167	165	826
Issuance of restricted stock	1,193	-	-	52	36	(36)	-
Stock-based compensation	-	-	7,142	-	-	-	7,142
Net loss	-	-	-	-	-	(10,563)	(10,563)
Balance at December 31, 2014	61,000	$6	$209,047	-	$-	$(105,629)	$103,424

See accompanying notes to the Consolidated Financial Statements.

INCONTACT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(10,563)	$(10,203)	$(6,127)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	7,730	6,060	5,047
Amortization of software development costs	5,834	4,964	4,133
Amortization of intangible assets	3,651	434	238
Amortization of note financing costs	30	18	29
Interest accretion	3	6	9
Stock-based compensation	7,142	4,264	1,967
Loss on disposal of property and equipment	687	711	274
Intangible assets written off	-	-	133
Change in fair value of contingent liability	(146)	-	-
Deferred income taxes	(9,368)	-	-
Changes in operating assets and liabilities, net of business acquisition:
Accounts and other receivables, net	(8,702)	(3,370)	(5,178)
Other current assets	(1,255)	(1,082)	(758)
Other non-current assets	(506)	(523)	(144)
Trade accounts payable	1,236	1,204	92
Accrued liabilities	3,221	1,783	2,392
Accrued commissions	588	462	319
Deferred rent	(236)	116	78
Deferred tax liability	-	232	-
Deferred revenue	5,899	2,490	1,929
Net cash provided by operating activities	5,245	7,566	4,433
Cash flows from investing activities:
Gross decrease in restricted cash	-	-	165
Purchase of intangible assets	-	-	(133)
Payments made for deposits	(32)	(12)	(23)
Acquisition of assets	-	(2,746)	-
Acquisition of a business, net of cash acquired	(13,059)	(2,700)	-
Capitalized software development costs	(11,010)	(6,169)	(5,504)
Purchases of property and equipment	(13,273)	(5,400)	(3,737)
Net cash used in investing activities	(37,374)	(17,027)	(9,232)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	77	37,475
Offering costs payments	-	-	(414)
Proceeds from exercise of options	2,313	7,086	3,262
Proceeds from sale of stock under employee stock purchase plan	826	447	280
Principal payments on long-term debt and capital leases	(4,112)	(3,490)	(3,163)
Borrowings under term loans	6,000	7,000	-
Purchase of treasury stock	(585)	(304)	-
Payment of debt financing fees	(47)	(43)	(29)
Borrowings under the revolving credit agreement	21,000	-	7,000
Payments under the revolving credit agreement	(10,000)	(1,000)	(8,500)
Net cash provided by financing activities	15,395	9,773	35,911
Net increase (decrease) in cash and cash equivalents	(16,734)	312	31,112
Cash and cash equivalents at the beginning of the year	49,148	48,836	17,724
Cash and cash equivalents at the end of the year	$32,414	$49,148	$48,836
Supplemental cash flow information:
Cash paid for interest	$399	$283	$326
Cash paid for taxes	501	102	98
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$359	$1,245	$72
Property and equipment and other assets financed with capital leases	1,101	-	1,414
Common stock received for settlement of accounts receivable	-	2,731	-
Issuance of common stock for acquisition of a business	31,951	2,910	-
Contingent consideration included in accrued liabilities	-	145	-

See accompanying notes to the Consolidated Financial Statements.

INCONTACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) is incorporated in the state of Delaware.  We provide cloud contact center software solutions through our inContact® suite, an advanced contact handling and performance management software application. Our services also provide a variety of connectivity options for carrying inbound calls and linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of network connectivity services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the network connectivity services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of inContact and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include unbilled revenue, reserve for credits, the allowance for uncollectible accounts, attrition rates used to determine the amortization rate and estimated useful lives of customer lists acquired, the estimated customer life used to recognize revenue for professional services, and stock-based compensation.

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

We evaluate the carrying value of property and equipment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Measurement of the amount of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. We did not record any impairment charges in relation to long-lived property and equipment during the years ended December 31, 2014, 2013 or 2012.

Internal Use Software

We capitalize certain costs incurred for the development of internal use software, which are included as internal use software in property and equipment in the consolidated balance sheets. These costs include the costs associated with coding, software configuration, upgrades and enhancements that are incurred during the application development stage. These costs, net of accumulated amortization, totaled $17.3 million and $12.6 million as of December 31, 2014 and 2013, respectively. Amortization of capitalized software costs was $5.8 million in 2014, $5.0 million in 2013 and $4.1 million in 2012.

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

Intangible assets acquired from the acquisition include customer relationships, which are amortized on a double-declining basis, technologies and trade name and trademarks, which are amortized on a straight-line basis.

We review our finite-lived intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of an intangible asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future net cash flows. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of our long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset, and from cash flows generated from customer lists. We did not record any impairment charges in relation to long-lived intangible assets during the years ended December 31, 2014, 2013 and 2012.

Goodwill and Indefinite-lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment as of the end of the third quarter, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit by using a combination of discounted cash flow valuation approach and a market-based valuation approach utilizing a multiple of revenues. Determining fair value requires the exercise of significant judgments, including judgments about discount rates, cash flows attributable to the intangible assets, the terminal growth rates and relevant revenue multiples of comparable companies. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Upon completion of the impairment tests as of September 30, 2014, no indication of goodwill or indefinite-lived intangible asset impairment existed. There were no events or circumstances from the date of assessment through December 31, 2014 that would impact this assessment.

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

Our revenue is reported and recognized based on the type of services provided to the customer as follows:

Software Revenue.  Software revenue includes two main sources of revenue:

(1) Software delivery and support of our inContact suite of cloud software solutions that are provided on a monthly subscription basis and associated professional services. Because our customers purchasing software and support services on a monthly recurring basis do not have the right to take possession of the software, we consider these arrangements to be service contracts and are not within the scope of Industry Topic 985, Software.  We generally bill monthly recurring subscription charges in arrears and recognize these charges in the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness as it relates to utilization of the inContact suite of cloud software solutions.

For subscription service contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple Element Arrangements. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite of cloud software solutions experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Fees for network connectivity services in multiple element arrangements within the inContact suite of cloud software solutions are based on usage and recognize revenue in the same manner as fees for telecommunication services discussed in the “Network Connectivity Services Revenue” below.

(2) Perpetual product and services revenues are primarily derived from the sale of licenses to our workforce optimization suite of on-premise software products and services.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all revenue recognition criteria are met.

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

Product revenue from customers who purchase our products for resale is generally recognized when such products are released (on a “sell-in” basis). We have historically experienced insignificant product returns from resellers, and our payment terms for these customers are similar to those granted to our end-users. If a reseller develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, we defer the revenue until the receipt of cash.  Our arrangements with resellers are periodically reviewed as our business and products change.

Through the quarter ended September 30, 2014, software revenue also includes the quarterly minimum purchase commitments from a related party reseller (Note 13).

Network Connectivity Service Revenue.  Network Connectivity Services revenue is derived from network connectivity, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our subscription software and allows us to provide the all-in-one inContact suite of cloud software solutions. Revenue for the network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

Advertising Costs

We advertise our services through the web, partners and trade journals. Costs associated with these advertising efforts are expensed as incurred in selling and marketing expenses, and were approximately $2.1 million in 2014, $1.5 million in 2013, and $1.2 million in 2012.

Stock-Based Compensation

We measure compensation cost for equity-based awards (i.e. stock options, warrants and restricted stock awards) at fair value on the date of grant and recognize the fair value of compensation for awards expected to vest over the requisite service period. Prior to December 31, 2013, stock options were generally subject to a three-year vesting period with a contractual term of five years. Stock options issued subsequent to December 31, 2013 are generally subject to a four-year vesting period with a contractual term of ten years.

We utilize the graded-vesting method, rather than the straight-line method, for recognizing compensation expense as management believes the graded-vesting method more closely matches the expense to associated services. Under this method, approximately 60% of the compensation cost is expensed in the first year of a three-year vesting term and 50% of the compensation cost is expensed in the first year of a four-year vesting term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience (Note 12).

Operating Leases

We lease office space under operating lease agreements. These lease agreements contain rent holidays and rent escalation provisions. We record the total rent payable during the lease terms on a straight-line basis over the term of the leases and record the difference between the rent paid and the straight-line rent as deferred rent.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, we recognize a liability or asset for the income tax consequences of all net operating loss and tax credit carryforwards and temporary differences between the tax bases of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. At December 31, 2014 and 2013, we have a full valuation allowance against our deferred tax assets. Significant judgment is required in making this assessment, and it is difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under GAAP are excluded from net loss. There were no differences between comprehensive loss and net loss for 2014, 2013 and 2012.

Net Loss Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. In periods of net loss, common stock equivalents are excluded from the Diluted EPS computation, because they are antidilutive. The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effects of the following potential outstanding common stock (in thousands):

	Fiscal Year Ended December 31,
	2014	2013	2012
Stock options	2,947	2,925	5,144
Restricted stock awards	1,173	536	146

Therefore, Diluted EPS equals Basic EPS for all years presented in the Consolidated Statements of Operations and Comprehensive Loss in the accompanying Consolidated Financial Statements.

Fair Value Measurements

The accounting guidance for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The guidance is applicable whenever assets and liabilities are measured and included in the Consolidated Financial Statements at fair value. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs (Note 7).

Concentration Risks

Approximately 31%, 38% and 35% of our costs of revenue for the years ended December 31, 2014, 2013 and 2012, respectively, was incurred from four network connectivity providers.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the Consolidated Financial Statements. We are currently evaluating the impact of adopting the new revenue standard on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. We do not expect this guidance to have any effect on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern”, which amended guidance related to disclosure of uncertainties about an  entity’s ability to continue as a going concern, with an effective date of December 31, 2016. The new guidance requires management of all entities to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, as necessary, to provide related footnote disclosures. We do not expect this guidance to have any effect on our Consolidated Financial Statements.

NOTE 2. ACCOUNTS AND OTHER RECEIVABLES, NET

The accounts and other receivables, net balances consisted of the following (in thousands):

	December 31,
	2014	2013
Billed	$12,263	$9,007
Earned but unbilled	16,104	11,698
Other	1,575	180
	29,942	20,885
Less: allowance for uncollectible accounts	(1,816)	(2,203)
Total accounts and other receivables, net	$28,126	$18,682

Earned but unbilled consists of revenues earned in the period and billed in a subsequent period.

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2014	2013
Computer and office equipment	$36,192	$27,353
Computer software	12,996	9,021
Internal use software	39,571	29,102
Furniture and fixtures	3,446	2,531
	92,205	68,007
Less: accumulated depreciation and amortization	(57,128)	(44,291)
Total property and equipment, net	$35,077	$23,716

Total depreciation and amortization expense of property and equipment was approximately $13.6 million in 2014, $11.0 million in 2013 and $9.2 million in 2012.

Property and equipment capitalized under capital lease obligations consist primarily of computer and office equipment and were as follows (in thousands):

	December 31,
	2014	2013
Gross	$2,556	$6,322
Less: accumulated depreciation and amortization	(2,350)	(5,320)
Total	$206	$1,002

NOTE 4. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	Assets	Amortization	Assets, Net	Assets	Amortization	Assets, Net
Customer lists acquired	$28,123	$(18,368)	$9,755	$16,663	$(16,354)	$309
Technology and patents	24,358	(11,645)	12,713	13,312	(10,347)	2,965
Trade names and trademarks	3,190	(890)	2,300	1,248	(551)	697
Total intangible assets	$55,671	$(30,903)	$24,768	$31,223	$(27,252)	$3,971

We recorded amortization expense for intangible assets of approximately $3.7 million in 2014, $434,000 in 2013 and $238,000 in 2012.

Based on the recorded intangibles at December 31, 2014, estimated amortization expense is expected to be $5.0 million in 2015, $4.4 million in 2016, $3.8 million in 2017, $3.3 million in 2018, $2.9 million in 2019 and $5.4 million thereafter.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued vendor charges	$713	$594
Accrued payroll and other compensation	6,254	3,687
Excess recovery reserve	459	1,157
Accrued state sales taxes	3,881	2,289
Other	1,952	1,045
Total accrued liabilities	$13,259	$8,772

NOTE 6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2014	2013
Revolving credit agreement with Zions First National Bank ("Zions"), with maximum availability of $15 million, bearing interest at the 90 day London Interbank Offered Rate ("LIBOR") plus 4.0% (4.26% and 4.24% at December 31, 2014 and 2013, respectively), requirement to repay outstanding principal balance in July 2016	$11,000	$-
Promissory note payable to Zions, bearing interest at the 90 day LIBOR plus 4.5% (4.74% at December 31, 2013), payable monthly with final principal payment paid in October 2014	-	694
Term loans payable to Zions, bearing interest at the 90 day LIBOR plus between 4.0% and 4.5% (between 4.26% and 4.76% at December 31, 2014 and 4.74% at December 31, 2013), payable monthly with final principal payments to be made in between May 2016 and July 2018	10,458	6,223
Capital lease obligations	1,258	1,184
Total debt and capital lease obligations	22,716	8,101
Debt discounts	(78)	(60)
Net total debt and capital lease obligations	$22,638	$8,041

Current portion of debt	$3,409	$2,444
Current portion of capital lease obligations	713	1,042
Current portion of debt discounts	(27)	(25)
Total current portion of debt and capital lease obligations	$4,095	$3,461
Long-term portion of debt	$18,049	$4,473
Long-term portion of capital lease obligations	545	142
Long-term portion of debt discounts	(51)	(35)
Total long-term portion of debt and capital lease obligations	$18,543	$4,580

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which was subsequently amended in June 2013 and August 2014. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR.  We drew $11.0 million on the Revolving Credit Agreement in December 2014. There was $4.0 million of unused commitment at December 31, 2014, based on the maximum available advance amount calculated on the December 20, 2014 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears.  In August 2014, we amended certain terms of the Revolving Credit Agreement with Zions (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which is only applicable if net cash is less than $2.5 million, increased the amount of additional debt from $200,000 to $600,000 per debt for each of the calendar years ending December 31, 2014, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2014, 2015 and 2016 and $500,000 for each calendar year thereafter.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in August 2014. As of December 31, 2014, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.9 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.9 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the Revolving Credit Agreement’s covenants at December 31, 2014.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Promissory Note

In October 2011, we entered into a promissory note payable (“Promissory Note”) to Zions for $2.5 million to finance the acquisition and development of our infrastructure in Europe to support sales made by us and our resellers in Europe, the Middle East and Asia (“EMEA”). The interest rate under the Promissory Note was 4.5% per annum above the ninety day LIBOR rate or the LIBOR rate for a specified interest period as elected by us, adjusted as of the date of any change in the ninety day LIBOR or LIBOR. Interest under the Promissory Note is paid monthly in arrears, and principal is paid in 36 equal monthly installments and commenced in November 2011. The financial covenants are the same as the Revolving Credit Agreement, except that if at any time the aggregate value of cash, cash equivalents and marketable securities is less than the minimum liquidity position, a minimum quarterly EBITDA of $1.1 million, calculated as of the last day of each calendar quarter, is required. The Promissory Note was guaranteed by Unify, as described in Note 13 and provides that in the event of a default by the Company the title will transfer. The promissory note was paid in full in October 2014.

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

In June 2013, we entered into a term loan agreement (“2013 Term Loan”) with Zions for $4.0 million, which matures in June 2017.  We were allowed to draw on the 2013 Term Loan through June 2014 and the interest rate is 4.25% per annum above the ninety day LIBOR.  We drew $3.0 million and $1.0 million on the 2013 Term Loan in December 2013 and June 2014, respectively. The principal will be paid in 36 equal monthly installments and commenced in August 2014.

In August 2014, we entered into a term loan agreement (“2014 Term Loan”) with Zions for $5.0 million, which matures in August 2018.  We are allowed to draw on the 2014 Term Loan through August 2015 and the interest rate is 4.0% per annum above the ninety day LIBOR.  We drew $5.0 million on the 2014 Term Loan in December 2014.  The principal will be paid in 36 equal monthly installments commencing in August 2015.

The financial covenants of the 2012, 2013 and 2014 Term Loans are the same as the Revolving Credit Agreement, are collateralized by the same assets as the Revolving Credit Agreement and we may prepay any portion without penalty or premium.

During the year ended December 31, 2014, we paid $1.8 million of term loan principal to Zions. The total term loan balance was $10.5 million at December 31, 2014.

Debt maturities, excluding capital lease obligation payments, consisted of the following as of December 31, 2014 (in thousands):

Year ended December 31,
2015	$3,409
2016	14,604
2017	2,473
2018	972
Total debt maturities	$21,458

Capital Lease Obligations

In March 2011, we entered into an equipment leasing facility commitment with Zions Credit of up to $3.0 million. We have utilized the entire $3.0 million of the leasing facility. The interest rate is 5.9% and the final lease payment will be in April 2015. The balance of the capital lease obligations related to this leasing facility was $115,000 at December 31, 2014.

In July 2012, we entered into a capital lease obligation for certain software licensing, which requires monthly payments of $4,000 beginning in August 2012 and ending in July 2015. The balance of the capital lease obligations related to this lease was $28,000 at December 31, 2014.

In March 2014, we entered into a capital lease obligation for certain software licensing, which requires three equal annual payments of $611,000 which began in April 2014. The balance of the capital lease obligations related to this lease was $1.1 million at December 31, 2014.

The following schedule shows the future minimum lease payments under capital lease obligations at December 31, 2014 (in thousands):

Year ended December 31,
2015	$768
2016	611
Total future minimum lease payments	1,379
Less amount representing interest	(121)
Total capital lease obligations	1,258
Less current portion	(713)
Long-term capital lease obligations, net of current portion	$545

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The accounting guidance for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The guidance is applicable whenever assets and liabilities are measured and included in the Consolidated Financial Statements at fair value. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs.  The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments and are considered to be classified within Level 2 of the fair value hierarchy, except for cash and cash equivalents which is Level 1. The fair values of the revolving credit note, promissory notes payable and term loans were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of December 31, 2014 and 2013. We consider the input related to our credit risk to be within Level 3 of the fair value hierarchy due to the limited number of our debt holders and our inability to observe current market information. We estimated our current credit risk as of December 31, 2014 and 2013 based on recent transactions with our creditors. The carrying value and estimated fair value of our revolving credit note, promissory notes payable and term loans are as follows (in thousands):

	December 31,
	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit note	$11,000	$11,000	$-	$-
Promissory notes	$-	$-	$694	$694
Term loans	$10,458	$10,458	$6,223	$6,223

Basis for Valuation

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and 2013.  The carrying amounts of the term loans and Revolving Credit Agreement approximates fair value as the interest rates are variable and are based on market value.

NOTE 8. INCOME TAXES

The components of income tax expense for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	December 31,
	2014	2013	2012
Current:
Federal	$-	$-	$-
Foreign	76	222	41
State	99	61	79
Total current	175	283	120
Deferred:
Federal	(9,221)	75	-
Foreign	-	-	-
State	(25)	15	-
Total deferred	(9,246)	90	-
Total	$(9,071)	$373	$120

Income tax expense differs from amounts computed by applying the statutory federal rate of 34.0% to pretax loss for the years ended December 31, 2014, 2013, and 2012, as follows (in thousands):

	December 31,
	2014	2013	2012
Computed federal income tax benefit at statutory rate of 34%	$(6,675)	$(3,343)	$(2,043)
State income taxes	(395)	53	47
Meals and entertainment	206	155	109
Transaction costs	358	-	-
Other	560	(145)	5
Foreign taxes	135	(3)	(58)
Stock-based compensation	220	129	41
Net change in valuation allowance	(3,480)	3,527	2,019
Total income tax expense (benefit)	$(9,071)	$373	$120

Deferred federal and state income tax assets and liabilities at December 31, 2014 and 2013, consisted of the following temporary differences and carry-forward items (in thousands):

	December 31,
	2014		2013
	Current	Non-current	Current	Non-current
Deferred income tax assets:
Net operating loss carry-forwards	$-	$27,016	$-	$24,506
AMT, foreign and R&D tax credit carry-forwards	-	526	-	290
Property and equipment, and intangible assets	-	(8,262)	-	(213)
Reserves, accrued liabilities, and other	2,763	1,815	2,318	1,593
Stock-based compensation	-	3,621	-	2,466
Total deferred income tax assets	2,763	24,716	2,318	28,642
Valuation allowance	(2,058)	(25,511)	(2,094)	(28,955)
Deferred income tax assets (liabilities)	$705	$(795)	$224	$(313)

We establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We are uncertain whether our deferred tax assets can be realized due to our history of operating losses. Accordingly, a valuation allowance has been recorded at December 31, 2014 and 2013 to reduce the deferred income tax assets to the amount which management believes is more likely than not to be realized.

The net change in our valuation allowance was a decrease of $3.5 million in 2014, an increase of $3.6 million in 2013 and an increase of $2.0 million in 2012.

As of December 31, 2014, we had net operating loss carry-forwards for federal income tax reporting purposes of approximately $83.8 million that will begin to expire starting in 2018 through 2034 if not utilized. We had state net operating loss carry-forwards of approximately $85.2 million which expire depending on the rules of the various states to which the net operating losses are allocated.

Approximately $15.4 million of net operating loss carry-forwards as of December 31, 2014 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized. We also have alternate minimum tax credit carry-forwards of approximately $103,000 that have no expiration date. We also have foreign tax credit carry-forwards of approximately $358,000 which begin to expire in 2023.  We also have research and development tax credit carry-forwards of approximately $65,000 which begin to expire in 2023. Utilization of our net operating loss and tax credit carry-forwards are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of a portion of the net operating loss and credit carry-forwards before they are fully utilized.

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

The Company’s U.S. federal income tax returns for 2011 through 2014 are open tax years.  The Company also files in various foreign and state jurisdictions. With few exceptions, the Company is no longer subject to foreign or state income tax examinations by tax authorities for years prior to 2011.

NOTE 9. ASSET ACQUISITION

In March 2013, we acquired technology for $1.9 million in cash, which we plan to use to add mobile and social features in our existing applications. In April and June 2013, development earnout measures were achieved resulting in additional payments totaling $800,000. The value of the assets acquired was recorded as in-process technology and is included in internal use software.  In December 2013, we determined that $545,000 of the acquired technology would not be utilized in the foreseeable future and therefore it was written off.

NOTE 10. ACQUISITIONS

Uptivity Acquisition

On May 6, 2014, we acquired 100% of the outstanding shares of CallCopy, Inc., a Delaware corporation doing business as Uptivity (“Uptivity”).  Uptivity provides a complete mid-market workforce optimization suite of software products and services to call centers comprised of speech and desktop analytics, agent coaching, call and desktop recording, as well as quality, performance, workforce management and satisfaction surveys.  inContact acquired Uptivity for an aggregate purchase price of $48.9 million of primarily cash and stock.  The purchase consideration was paid with cash in the amount of $15.0 million, estimated fair market value of vested stock options converted to cash of $1.9 million and 3,821,933 shares of the Company’s common stock valued at approximately $32.0 million. An additional 434,311 shares of restricted common stock were issued, but not included in the purchase consideration because the shares are subject to repurchase rights, which will lapse as services are provided over a three year period. The acquisition of Uptivity was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The total purchase price was allocated as follows (in thousands):

Amount
Assets acquired:
Cash	$3,894
Accounts receivable	742
Other current assets	1,363
Property, plant and equipment and other assets	584
Intangible assets	24,448
Goodwill	32,684
Total assets acquired	63,715

Liabilities assumed:
Trade accounts payable	1,124
Accrued liabilities	1,934
Current portion of deferred revenue	1,516
Long-term portion of deferred revenue	353
Deferred tax liability	9,884
Total liabilities assumed	14,811
Net assets acquired	$48,904

In connection with the acquisition, we incurred professional fees of $934,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.  The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, represents future economic benefits expected to arise from synergies from combining operations and assembled workforce acquired. All of the goodwill was assigned to the software segment. The entire amount allocated to goodwill is not expected to be deductible for tax purposes.

Intangible assets acquired from the acquisition include customer relationships, which are amortized on a double-declining basis, technologies and trade name and trademarks, which are amortized on a straight-line basis. The fair values of the intangible assets were determined primarily using the income approach and the discount rates range from 17.0% to 20.6%. The following sets forth the intangible assets purchased as part of the Uptivity acquisition and their respective preliminary estimated economic useful life at the date of the acquisition (in thousands, except useful life):

	Amount	Economic Useful Life (in years)

Customer relationships	$11,460	8
Trade name and trademarks	1,942	5
Technology	7,686	7
In-process research and development	3,360	Indefinite
Total intangible assets	$24,448

The Company recorded a deferred tax benefit of $9.4 million at the time of the acquisition.  The tax benefit related to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value resulted in a partial reversal of the deferred tax asset valuation allowance upon consolidation.

For the year ended December 31, 2014, our Consolidated Financial Statements include approximately $12.6 million and $6.0 million of net revenue and net loss, respectively, related to the operations of Uptivity.  The following table presents our unaudited pro forma results of operations of the Company and Uptivity as if the companies had been combined as of January 1, 2013, and includes pro forma adjustments related to the fair value of deferred revenue, amortization of acquired intangible assets and share-based compensation expense. Direct and incremental transaction costs are excluded from the year ended December 31, 2014 pro forma combined financial information presented below, and are included in the period ended December 31, 2013 pro forma combined financial information presented below. The tax benefit of $9.4 million that resulted from the acquisition is recorded in the year ended December 31, 2013 pro forma period.

	Year Ended
	December 31, 2014
	As Reported	Pro forma
Net revenue	$171,784	$178,871
Net loss	(10,563)	(20,200)
Basic and diluted net loss per common share	(0.18)	(0.34)

	Year Ended
	December 31, 2013
	As Reported	Pro forma
Net revenue	$130,037	$147,680
Net loss	(10,203)	(11,973)
Basic and diluted net loss per common share	(0.19)	(0.22)

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved had Uptivity been acquired at the beginning of 2013 or of results that may be obtained in any future period.

Transcend Acquisition

In December 2012, we entered into an agreement with Transcend Products LLC (“Transcend”) pertaining to the potential acquisition of Transcend to provide enhanced functionality for our existing service offerings. The option to purchase Transcend was exercised and the purchase closed in July 2013 for $2.7 million in cash and 376,459 shares of our common stock valued at $2.9 million, which was discounted from $3.0 million in the purchase agreement for the lack of marketability. Furthermore, if the acquisition generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million in cash or shares of our common stock. During the third quarter of 2014, the Company determined that fair market value of this contingent liability decreased to zero and therefore was eliminated.  The Company recorded a benefit of $146,000, relating to the remeasurement of the fair value of the contingent liability which was included in software cost of revenue in the Consolidated and Statements of Operations and Comprehensive Loss.

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

Intangible assets acquired in the acquisition include customer relationships, patents and technology, which are amortized on a straight-line basis. The following sets forth the intangible assets purchased as part of the Transcend acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	Gross Assets	Economic Useful Life (in years)
Customer relationships	$168	3.5
Patents	2,168	10.0
Technology	913	5.0
Total intangibles	$3,249

All recorded goodwill relates to the software segment.  The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Goodwill balance at January 1	$6,563	$4,086
Additions as the result of acquisitions	32,684	2,477
Goodwill balance at December 31	$39,247	$6,563

NOTE 11. CAPITAL TRANSACTIONS

Issuances of Common Stock

In September 2012, we sold 8.0 million shares of common stock in the open market for net proceeds of $37.3 million.

We received proceeds of $2.3 million, $7.1 million and $3.3 million from the exercise of 636,000, 2.4 million and 1.2 million options during the years ended December 31, 2014, 2013 and 2012, respectively.

Employee Stock Purchase Plan

The 2005 Employee Stock Purchase Plan (“Purchase Plan”) provides that up to 1.0 million shares of common stock may be sold to participating employees and expires at the beginning of 2019. Each participating period is three months in length. The purchase price a participant pays for the shares is equal to 85% of the closing market bid price of the common stock on the first business day or the last business day of each participating period, whichever is lower. We issued 113,000, 74,000 and 66,000 shares of common stock for proceeds of $826,000, $447,000 and $280,000 under the Purchase Plan to eligible employees during the years ended December 31, 2014, 2013 and 2012, respectively. Stock compensation expense recognized under the Purchase Plan was $237,000, $129,000 and $91,000 during the years ended December 31, 2014, 2013 and 2012. The Company had 641,000 shares of common stock available for issuance under the Purchase Plan at December 31, 2014.

Preferred Stock

The Board of Directors is authorized to issue shares of our authorized but unissued preferred stock in one or more series. With respect to any series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or any other characteristics, preferences, limitations, rights, privileges, immunities or terms. There was no preferred stock outstanding at December 31, 2014 or 2013.

NOTE 12. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense using the graded-vesting method over the period in which the award is expected to vest. Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized has been reduced for estimated forfeitures to reflect an estimate of expense from awards ultimately expected to vest.

We utilize the Black-Scholes model to determine the estimated fair value for grants of stock options. The Black-Scholes model requires the use of assumptions to determine the fair value of stock-based awards, including the options’ expected term, expected dividend yield, the risk-free interest rate and the price volatility of the underlying stock. The expected dividend yield is based on our historical dividend rates. Risk-free interest rates are based on U.S. treasury rates. Volatility is based on historical stock prices over a period equal to the estimated life of the option. We have issued stock options to employees under share-based compensation plans including the Long-Term Stock Incentive Plan, the 2008 Equity Incentive Plan and those granted by the Board of Directors and Compensation Committee. Stock options are issued at the current market price on the date of grant and prior to December 31, 2013 are generally subject to a three-year vesting period with a contractual term of five years. Stock options issued subsequent to December 31, 2013 are generally subject to a four-year vesting period with a contractual term of ten years.

The grant date fair value of the restricted stock awards were estimated using the closing market price of the Company’s common stock on the grant date, with the compensation expense amortized over the vesting period of the restricted stock awards, net of estimated forfeitures, using the graded-vesting method.

Our stock-based compensation primarily consists of the following plans:

2008 Equity Incentive Plan: Effective July 1, 2008, we established the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan provides for a maximum of 7.8 million shares of our common stock to be awarded to participants and their beneficiaries. The shareholders approved and we amended the inContact 2008 Equity Incentive Plan, increasing the number of common shares available for awards from 6.8 million to 7.8 million in June 2014. The Compensation Committee (the “Committee”), as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the 2008 Plan. The Committee may grant incentive stock options, non-qualified options, stock appreciation rights (“SAR”) and restricted stock awards (“RSA”). The terms and exercise prices of options are established by the Committee, except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2014, the total number of shares available to be awarded under the 2008 Plan was 1.3 million.

Long-Term Stock Incentive Plan: Effective March 11, 1999, we established the Long-Term Stock Incentive Plan (“1999 Plan”). The 1999 Plan provides for a maximum of 1.2 million shares of our common stock to be awarded to participants and their beneficiaries. The Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under 1999 Plan. The Committee may grant non-qualified options, SARs, and on a limited basis, stock awards. The terms and exercise prices of options are established by the Committee, except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2014, the total number of shares available to be awarded under the 1999 Plan was 283,000.

Other Options: Our Board of Directors has from time to time authorized the grant of non-qualified stock options to directors, officers, key employees and consultants as compensation and in connection with obtaining financing.

Stock-based compensation expense from stock options, restricted stock, restricted stock awards and employee stock purchase plan purchases was included in the following captions within the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Costs of revenue	$511	$509	$374
Selling and marketing	1,999	1,001	486
Research and development	1,888	1,160	451
General and administrative	2,744	1,594	656
Total stock-based compensation expense	$7,142	$4,264	$1,967

Employee Stock Options

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Dividend yield	None	None	None
Volatility	62%	52%	68%
Risk-free interest rate	1.94%	0.94%	0.50%
Expected life (years)	5.6	4.0	4.3

The following tables summarize all stock option activity during the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2011	5,193	$2.95
Granted	1,341	$5.24
Exercised	(1,196)	$2.73
Cancelled or expired	(194)	$3.50
Balance at December 31, 2012	5,144	$3.58
Granted	757	$7.52
Exercised	(2,435)	$2.91
Cancelled or expired	(541)	$3.67
Balance at December 31, 2013	2,925	$5.14
Granted	1,205	$8.80
Exercised	(636)	$3.64
Cancelled or expired	(547)	$6.70
Balance at December 31, 2014	2,947	$6.68	4.8	$6,231
Vested and exercisable at December 31, 2014	1,242	$4.97	2.0	$4,738
Unvested at December 31, 2014	1,705	$7.91	6.8	$1,493

We received cash proceeds from the exercise of options of $2.3 million, $7.1 million and $3.3 million in 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $3.4 million, $12.3 million and $3.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

A summary of the options outstanding and options exercisable at December 31, 2014, is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Vested and Exercisable
Exercise price range	Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$1.32 - $2.30	19	0.6	$2.26	19	$2.26
$2.31 - $3.29	76	0.8	$2.74	76	$2.74
$3.30 - $4.28	279	1.1	$3.47	279	$3.47
$4.29 - $5.27	794	2.3	$5.13	565	$5.13
$5.28 - $6.26	189	2.5	$5.44	114	$5.43
$6.27 - $7.25	33	3.3	$6.91	14	$6.84
$7.26 - $8.22	539	4.5	$7.64	152	$7.57
$8.23 - $9.21	989	8.8	$8.82	23	$8.57
$9.22 - $10.19	29	8.8	$9.76	-	-
	2,947	4.8	$6.68	1,242	$4.97

A summary of the activity for unvested option awards for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands, except per share amounts):

		Weighted-Average
	Options	Fair Value
Balance at December 31, 2011	1,998	$1.77
Granted	1,341	$2.71
Vested	(891)	$1.69
Cancelled or expired	(188)	$1.88
Balance at December 31, 2012	2,260	$2.35
Granted	757	$3.05
Vested	(1,000)	$2.19
Cancelled or expired	(125)	$2.42
Balance at December 31, 2013	1,892	$2.71
Granted	1,205	$4.87
Vested	(847)	$2.55
Cancelled or expired	(545)	$3.41
Balance at December 31, 2014	1,705	$4.09

As of December 31, 2014, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $2.2 million and is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

The following tables summarize the restricted stock awards activity during the years ended December 31, 2014, 2013 and 2012, (in thousands, except per share amounts):

		Weighted-Average
		Grant Date
	Number of Awards	Fair Value
Balance at December 31, 2011	501	$2.04
Granted	167	$5.30
Balance at December 31, 2012	668	$2.86
Granted	523	$7.86
Released	(82)	$7.84
Balance at December 31, 2013	1,109	$4.95
Granted	1,077	$8.25
Released	(275)	$7.66
Cancelled	(120)	$7.82
Balance at December 31, 2014	1,791	$6.33
Vested at December 31, 2014	618	$2.99
Unvested at December 31, 2014	1,173	$8.09

The total fair value of restricted stock awards granted during 2014, 2013 and 2012 was approximately $8.9 million, $4.1 million and $280,000, respectively. As of December 31, 2014, the total remaining unrecognized compensation cost related to unvested restricted stock awards, net of forfeitures, was approximately $2.7 million and is expected to be recognized over a weighted average period of 1.9 years.

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

NOTE 13. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $84,000 in 2014, 2013 and 2012 for consulting, marketing and financing activities. We owed the Chairman $7,000 at both December 31, 2014 and 2013.

We entered into a reseller agreement to sell software and services with a company that is owned by several employees and minority shareholders.  Revenue related to this agreement included in our Consolidated Statement of Operations and Comprehensive Loss was approximately $364,000 for the year ended December 31, 2014, and related accounts receivable at December 31, 2014, was $90,000.

We lease a 36,000 square foot office facility in Columbus, Ohio, from Cabo Leasing LLC, which is owned by several employees and minority shareholders.  This is the principal location of the employees from the May 2014 acquisition of Uptivity.  The amount of rent for this facility included in our Consolidated Statement of Operations and Comprehensive Loss was approximately $444,000 for the year ended December 31, 2014.

Concurrent with selling 7.2 million shares of common stock to an investor in June 2011, we entered into a world-wide reseller agreement with Unify, Inc. (“Unify”) (formerly Siemens Enterprise Communications), a subsidiary of the investor, whereby Unify became a reseller of inContact’s suite of cloud solutions with minimum revenue purchase commitments. Unify also guaranteed the promissory note (Note 6).

In February 2013, we amended the Unify reseller agreement which modified Unify’s minimum purchase commitments to be $4.5 million for 2012, $7.0 million for 2013 and extended the minimum purchase commitment obligation into 2014 in the amount of up to $5.0 million, which may be credited up to $1.0 million in 2014 in consideration for up to a $1.0 million investment by Unify in sales and marketing of our cloud contact center software solutions. Under the amendment, Unify relinquished exclusivity in EMEA. Additionally, sales made by other resellers and inContact in EMEA would go toward satisfying and therefore reduce Unify’s obligation up to the amount of the quarterly minimum purchase commitment obligation.

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market. Also, Unify paid to inContact a total of $3.5 million in May 2013, which was applied to outstanding amounts owed and the minimum commitment payment obligations of Unify under the reseller agreement through the end of 2013. The unapplied balance of the $3.5 million payment was $26,000 at December 31, 2013 and zero at Decemer 31, 2014. The remaining future minimum commitment payment obligations were paid by Unify in cash.

We recognized $3.6 million, $6.8 million and $4.5 million of software revenue under this arrangement during the years ended December 31, 2014, 2013 and 2012, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments.

As of December 31, 2014, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, during the year ended December 31, 2014, actual revenue from resold software services was less than the net minimum purchase commitments during the same period. Therefore, we experienced a reduction in software revenue from Unify in the third and fourth quarters of 2014 and anticipate a reduction in software revenue from Unify in 2015.

NOTE 14. COMMITMENTS AND CONTINGENCIES

We have a purchase commitment with one national network connectivity provider. The purchase commitment provides for monthly minimums of $50,000 per month on a month-to-month basis. We currently exceed our monthly minimum purchase commitment with this carrier.

Certain customer lists purchased in 2001 through 2003 were financed through loans from various investors. All loans were paid prior to December 31, 2006. As part of the loan agreements, we agreed to pay a percentage of revenue received from the purchased customers to these investors as long as the customers remain with inContact. We paid these investors $178,000, $223,000 and $268,000 in 2014, 2013 and 2012, respectively.

Litigation

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.  Pursuant to a motion filed by Insidesales.com, California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact filed a motion to exclude the statistical and economic experts on damages retained by California College, which was partially granted by excluding California College’s statistical expert due to unreliable data provided by California College to perform the statistical analysis related to alleged damages.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit.  We cannot determine at this time whether the chance of success on one or more of inContact’s defenses or claims is either probable or remote, and are unable to estimate the potential loss or range of loss should it not be successful.  The Company believes that this matter will not have a material impact on our financial position, liquidity or results of operations.

On January 15, 2014, Microlog Corporation (“Microlog”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999, alleging that we are infringing one or more claims made in U.S. Patent No. 7,092,509 (the “’509 Patent”), entitled “Contact Center System Capable of Handling Multiple Media Types of Contacts and Method for Using the Same.”  Microlog is seeking a declaratory judgment, injunctive relief, damages and an ongoing royalty, and costs, including attorney’s fees and expenses.  In December 2014 we filed a Motion for Judgment on the Pleadings which is pending before the Court.  We also filed a petition for Inter Partes Review of the 509 Patent in January 2015 which is pending before the United States Patent and Trademark Office Patent Trial and Appeal board.  We are at the early stages of this lawsuit and presently intend to defend the claims vigorously.  However, no estimate of the loss or range of loss can be made.

On March 20, 2014, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 14-360, alleging that we are infringing one or more claims made in U.S. Patent No. 6,311,231 (the “’231 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”;  U.S. Patent No. 6,668,286 (the “’286 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”; U.S. Patent No. 7,159,043 (the “’043 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System”; and U.S. Patent No. 8,438,314 (the “’314 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contract Channel Changing System”.  Pragmatus is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.  We are at the early stages of this arbitration and presently intend to defend the claims vigorously. However, no estimate of the loss or range of loss can be made.

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

Operating Leases

The following schedule summarizes the future minimum lease payments on operating leases at December 31, 2014 (in thousands):

Year ended December 31,
2015	$2,427
2016	1,995
2017	3,950
2018	4,031
2019	4,130
Thereafter	29,141
Total	$45,674

Rent expense was $2.6 million, $1.8 million and $1.6 million in 2014, 2013 and 2012, respectively.

Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

The following schedule summarizes the future minimum payments under these arrangements at December 31, 2014 (in thousands):

Year ended December 31,
2015	$1,208
2016	817
2017	338
2018	172
Total	$2,535

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has two voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plans covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the statutorily prescribed limit to the plan. Employees are eligible on the first day of the month following their employment date. The Company matches 50% of the first 4% of an employee’s salary contributed to the plan. The Company made matching contributions during 2014, 2013 and 2012 of $956,000, $478,000 and $397,000, respectively.

NOTE 16. SEGMENTS

We operate under two business segments: Software and Network connectivity. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, revenue related to Uptivity products, the associated professional services and setup fees, and revenue related to minimum purchase commitments through July 2014, from a related party reseller (Note 13). The Network connectivity segment includes all voice and data long distance services provided to customers.

Management evaluates segment performance based on operating data (revenue, costs of revenue, and other operating expenses). Management does not evaluate and manage segment performance based on assets.

For segment reporting, we classify operating expenses as either “direct” or “indirect.” Direct expense refers to costs attributable solely to either selling and marketing efforts or research and development efforts. Indirect expense refers to costs that management considers to be overhead in running the business, such as rent, utilities and depreciation on property and equipment.

Operating segment revenues and profitability for the year ended December 31, 2014, were as follows (in thousands):

	Year Ended December 31, 2014
		Network
	Software	Connectivity	Consolidated
Net revenue	$100,805	$70,979	$171,784
Costs of revenue	42,991	45,153	88,144
Gross profit	57,814	25,826	83,640
Gross margin	57%	36%	49%
Operating expenses:
Direct selling and marketing	45,439	3,466	48,905
Direct research and development	21,030	-	21,030
Indirect	28,878	4,099	32,977
Income (loss) from operations	$(37,533)	$18,261	$(19,272)

Operating segment revenues and profitability for the year ended December 31, 2013, were as follows (in thousands):

	Year Ended December 31, 2013
		Network
	Software	Connectivity	Consolidated
Net revenue	$68,897	$61,140	$130,037
Costs of revenue	28,012	39,365	67,377
Gross profit	40,885	21,775	62,660
Gross margin	59%	36%	48%
Operating expenses:
Direct selling and marketing	31,722	3,511	35,233
Direct research and development	11,601	-	11,601
Indirect	21,272	4,033	25,305
Income (loss) from operations	$(23,710)	$14,231	$(9,479)

Operating segment revenues and profitability for the year ended December 31, 2012, were as follows (in thousands):

	Year Ended December 31, 2012
		Network
	Software	Connectivity	Consolidated
Net revenue	$54,705	$55,575	$110,280
Costs of revenue	22,134	37,642	59,776
Gross profit	32,571	17,933	50,504
Gross margin	60%	32%	46%
Operating expenses:
Direct selling and marketing	23,758	3,207	26,965
Direct research and development	8,502	-	8,502
Indirect	17,071	3,337	20,408
Income (loss) from operations	$(16,760)	$11,389	$(5,371)

NOTE 17. SUBSEQUENT EVENT

In February 2015, a significant lawsuit was brought against one of our customers. As of February 28, 2015, this customer owed the Company $770,000.  We are currently evaluating the collectability of outstanding receivables and its impact on our Consolidated Financial Statements.

INCONTACT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for uncollectible accounts receivable:	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
Year ended December 31, 2014	$2,203	$499	$886	$1,816
Year ended December 31, 2013	$831	$1,657	$285	$2,203
Year ended December 31, 2012	$491	$650	$310	$831