Form 10-Q
period 2015-03-31
inContact, Inc.
filed 2015-05-08
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2015
Common Stock, $0.0001 par value	61,487,305 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$117,147	$32,414
Restricted cash	81	81
Accounts and other receivables, net of allowance for uncollectible
accounts of $1,896 and $1,816, respectively	30,566	28,126
Other current assets	8,035	6,979
Total current assets	155,829	67,600

Property and equipment, net	37,055	35,077
Intangible assets, net	23,405	24,768
Goodwill	39,247	39,247
Other assets	2,110	2,078
Total assets	$257,646	$168,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$10,904	$11,031
Accrued liabilities	11,415	13,259
Accrued commissions	3,477	3,407
Current portion of deferred revenue	11,464	8,439
Current portion of debt and capital lease obligations	-	4,095
Total current liabilities	37,260	40,231

Long-term debt and capital lease obligations	78,903	18,543
Deferred rent	18	28
Deferred tax liability	795	795
Deferred revenue	5,966	5,749
Total liabilities	122,942	65,346

Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value; 100,000 shares authorized;
61,484 and 61,000 shares issued and outstanding as of
March 31, 2015 and December 31, 2014, respectively	6	6
Additional paid-in capital	246,436	209,047
Accumulated deficit	(111,738)	(105,629)
Total stockholders' equity	134,704	103,424
Total liabilities and stockholders' equity	$257,646	$168,770

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three months
	ended March 31,
	2015	2014
Net revenue:
Software	$32,466	$20,009
Network connectivity	18,872	17,045
Total net revenue	51,338	37,054
Costs of revenue:
Software	13,697	8,235
Network connectivity	11,811	10,838
Total costs of revenue	25,508	19,073
Gross profit	25,830	17,981
Operating expenses:
Selling and marketing	15,475	10,056
Research and development	6,653	3,760
General and administrative	9,078	5,608
Total operating expenses	31,206	19,424
Loss from operations	(5,376)	(1,443)
Other income (expense):
Interest expense	(434)	(111)
Other income (expense)	1	(151)
Total other expense	(433)	(262)
Loss before income taxes	(5,809)	(1,705)
Income tax expense	(179)	(19)
Net loss and comprehensive loss	$(5,988)	$(1,724)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	61,484	56,145

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2014	61,000	$6	$209,047	-	$-	$(105,629)	$103,424
Common stock received for settlement of taxes and forfeited restricted stock	-	-	-	(31)	(225)	-	(225)
Common stock issued for options exercised	446	-	2,206	26	212	(144)	2,274
Common stock issued under the employee stock purchase plan	38	-	285	5	13	23	321
Issuance of common stock	-	-	-	-	-	-	-
Issuance of restricted stock	-	-	-	-	-	-	-
Stock-based compensation	-	-	2,614	-	-	-	2,614
Equity component of convertible note issuance, net of issuance costs	-	-	32,284	-	-	-	32,284
Net loss	-	-	-	-	-	(5,988)	(5,988)
Balance at March 31, 2015	61,484	$6	$246,436	-	$-	$(111,738)	$134,704

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2015	2014
Net loss	$(5,988)	$(1,724)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	2,379	1,578
Amortization of software development costs	1,662	1,461
Amortization of intangible assets	1,363	168
Amortization of note financing costs	199	8
Stock-based compensation	2,614	1,048
Loss on disposal of property and equipment	36	153
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,440)	(1,909)
Other current assets	(1,056)	(547)
Other non-current assets	(31)	(46)
Trade accounts payable	(243)	622
Accrued liabilities	(1,779)	(870)
Accrued commissions	70	65
Deferred rent	(92)	(18)
Deferred revenue	3,243	429
Net cash provided by (used in) operating activities	(63)	418
Cash flows from investing activities:
Capitalized software development costs	(2,123)	(2,289)
Purchases of property and equipment	(3,947)	(3,189)
Net cash used in investing activities	(6,070)	(5,478)
Cash flows from financing activities:
Proceeds from exercise of options	2,274	1,223
Proceeds from sale of stock under employee stock purchase plan	321	168
Principal payments on long-term debt and capital leases	(11,824)	(810)
Purchase of treasury stock	(225)	-
Payments under the revolving credit agreement	(11,000)	-
Proceeds from issuance of convertible notes, net	111,320	-
Net cash provided by financing activities	90,866	581
Net increase (decrease) in cash and cash equivalents	84,733	(4,479)
Cash and cash equivalents at the beginning of the period	32,414	49,148
Cash and cash equivalents at the end of the period	$117,147	$44,669

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$345	$155
Property and equipment financed through capital leases	$-	$1,702
Convertible notes transaction fees included in trade accounts payable	$130	$-

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

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements of inContact and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These Condensed Consolidated Financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 4, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K and changes, if any, are included below.

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

Through the quarter ended September 30, 2014, software revenue also includes the quarterly minimum purchase commitments from a related party reseller (Note 11).

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

Long-term Debt

We capitalize debt issuance costs, as well as costs incurred for subsequent modification of debt, incurred in connection with our long-term borrowings and credit facilities. We amortize these costs as an adjustment to interest expense over the remaining contractual life of the associated long-term borrowing or credit facility using the effective interest method for term loans and convertible debt borrowings, and the straight-line method for revolving credit facilities. When unscheduled principal payments are made, we adjust the amortization of our deferred debt-related costs to reflect the expected remaining terms of the borrowing.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The guidance in the ASU supersedes existing revenue recognition guidance and the core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In April 2015, the FASB proposed a one year delay in the effective date of ASU 2014-09, which, if approved, would make the effective date for the Company the first quarter of fiscal 2018 instead of the current effective date, which is the first quarter of fiscal 2017. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective in fiscal year 2016. Early adoption is permitted and the Company has elected to adopt this ASU in the first quarter of 2015 (see note 7). The early adoption has resulted in debt transaction fees to be recorded in the balance sheet as a direct deduction from the carrying amount of our debt liability.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements.  If a cloud computing arrangement includes a software license, then the customer would account for the payment of fees as an acquisition of software. If there is no software license, the payment of fees would be accounted for as a service contract. This ASU is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company is currently assessing the impact of this new standard on our consolidated financial statements.

NOTE 2. BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. In periods of net loss, common stock equivalents are excluded from the Diluted EPS computation, because they are antidilutive. The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effects of the following potential outstanding common stock (in thousands):

	Three months ended March 31,
	2015	2014
Stock options	2,941	3,183
Restricted stock awards	1,395	722
Potential shares from Convertible Notes	8,082	-

Therefore, Diluted EPS equals Basic EPS for all periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss in the accompanying Condensed Consolidated Financial Statements.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments and are considered to be classified within Level 2 of the fair value hierarchy, except for cash and cash equivalents which is Level 1. The fair value of the convertible notes were determined by the proximity of the initial market offering of the convertible notes in relation to March 31, 2015, as well as observance of the terms of the transaction.  We consider these inputs to be within Level 2 of the fair value hierarchy.  The fair values of the revolving credit note and term loans were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of December 31, 2014. We consider the input related to our credit risk to be within Level 3 of the fair value hierarchy due to the limited number of our debt holders and our inability to observe current market information. We estimated our current credit risk as of December 31, 2014 based on recent transactions with our creditors. The carrying value and estimated fair value of our convertible notes, revolving credit agreement and term loans are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible notes	$78,903	$115,000	$-	$-
Revolving credit agreement	-	-	11,000	11,000
Term loans	-	-	10,458	10,458

NOTE 4. ACQUISITIONS

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

In connection with the acquisition, we incurred professional fees of $934,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, represents future economic benefits expected to arise from synergies from combining operations and assembled workforce acquired. All of the goodwill was assigned to the Software segment. The entire amount allocated to goodwill is not expected to be deductible for tax purposes.

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

For the quarter ended March 31, 2015, our Condensed Consolidated Financial Statements include approximately $4.7 million and $3.0 million of net revenue and net loss, respectively, related to the operations of Uptivity.  The following table presents our unaudited pro forma results of operations of the Company and Uptivity as if the companies had been combined as of January 1, 2013, and includes pro forma adjustments related to the fair value of deferred revenue, amortization of acquired intangible assets and share-based compensation expense. Direct and incremental transaction costs are excluded from the quarter ended March 31, 2014 pro forma condensed combined financial information presented below, and included in the quarter ended March 31, 2013 pro forma condensed combined financial information. The tax benefit of $9.4 million that resulted from the acquisition is recorded in the three months ended March 31, 2013 pro-forma period.

	Three Months Ended
	March 31, 2015
	As Reported	Pro forma
Net revenue	$51,338	$51,338
Net loss	(5,988)	(5,603)
Basic and diluted net loss per common share	(0.10)	(0.09)

	Three Months Ended
	March 31, 2014
	As Reported	Pro forma
Net revenue	$37,054	$42,316
Net loss	(1,724)	(13,120)
Basic and diluted net loss per common share	(0.03)	(0.23)

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved had Uptivity been acquired at the beginning of 2013 or of results that may be obtained in any future period.

Transcend Acquisition

In December 2012, we entered into an agreement with Transcend Products LLC (“Transcend”) pertaining to the potential acquisition of Transcend to provide enhanced functionality for our existing service offerings. The option to purchase Transcend was exercised and the purchase closed in July 2013 for $2.7 million in cash and 376,459 shares of our common stock valued at $2.9 million, which was discounted from $3.0 million in the purchase agreement for the lack of marketability. Furthermore, if the acquisition generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million in cash or shares of our common stock. During the third quarter of 2014, the Company determined that fair market value of this contingent liability decreased to zero and therefore was eliminated.  The Company recorded a benefit of $146,000, relating to the remeasurement of the fair value of the contingent liability which was included in software cost of revenue in the Condensed Consolidated and Statements of Operations and Comprehensive Loss during the third quarter of 2014.

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

In connection with the acquisition, we incurred professional fees of $23,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Intangible assets acquired in the acquisition include customer relationships, patents and technology, which are amortized on a straight-line basis. The following sets forth the intangible assets purchased as part of the Transcend acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	Gross Assets	Economic Useful Life (in years)
Customer relationships	$168	3.5
Patents	2,168	10.0
Technology	913	5.0
Total intangibles	$3,249

All recorded goodwill relates to the Software segment.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	Assets	Amortization	Assets, Net	Assets	Amortization	Assets, Net
Customer lists acquired	$28,123	$(19,110)	$9,013	$28,123	$(18,368)	$9,755
Technology and patents	24,358	(12,149)	12,209	24,358	(11,645)	12,713
Trade names and trademarks	3,190	(1,007)	2,183	3,190	(890)	2,300
Total intangible assets	$55,671	$(32,266)	$23,405	$55,671	$(30,903)	$24,768

Amortization expense was $1.4 million and $168,000 during the three months ended March 31, 2015 and 2014, respectively

Based on the recorded intangibles at March 31, 2015, estimated amortization expense is expected to be $3.6 million during the remainder of 2015, $4.4 million in 2016, $3.8 million in 2017, $3.3 million in 2018, $2.9 million in 2019 and $5.4 million thereafter.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued payroll and other compensation	$4,011	$6,254
Excess recovery reserve	404	459
Accrued state sales taxes	3,990	3,881
Accrued vendor charges	1,141	713
Other	1,869	1,952
Total accrued liabilities	$11,415	$13,259

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Convertible Notes

On March 30, 2015, we issued $115.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the “Convertible Notes”) due April 1, 2022, unless earlier converted by the holder pursuant to their terms.  Net proceeds from the Convertible Notes will be approximately $111.2 million after transaction fees are paid.  The Convertible Notes pay interest in cash semiannually in arrears at a rate of 2.50% per annum.

The Convertible Notes are unsecured and will be senior in right of payment to any future debt that is expressly subordinated to the Convertible Notes.  The Convertible Notes will be structurally subordinated to all debt and other liabilities and commitments of our subsidiaries, including trade payables and any guarantees that they may provide with respect to any of our existing or future debt, and will be effectively subordinated to any secured debt that we may incur to the extent of the assets securing such indebtedness.

The Convertible Notes are convertible by the holders under certain circumstances.  The conversion price of the Convertible Notes at any time is equal to $1,000 divided by the then-applicable conversion rate.  The Convertible Notes have a conversion rate of 70.2790 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an effective conversion price of approximately $14.23 per share of common stock and would result in the issuance of approximately 8.1 million shares if all of the Convertible Notes were converted.  The conversion rate has not changed since issuance of the Convertible Notes, although throughout the term of the Convertible Notes, the conversion rate may be adjusted upon the occurrence of certain events.  Upon conversion, the Company has the option of satisfying the conversion obligation with cash, shares of Company common stock, or a combination of cash and common shares.

Holders may tender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding October 1, 2021, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter which ended on March 31, 2015, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day;
•

during the ten consecutive business day period immediately after any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate;

•	upon the occurrence of specified corporate events, as described in the indenture governing the Convertible Notes, such as a consolidation, merger, or binding share exchange; or
•	we have called the Notes for redemption.

On or after October 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may tender their Convertible Notes for conversion regardless of whether any of the foregoing conditions have been satisfied.

As of March 31, 2015, the Convertible Notes were not convertible.

In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the Convertible Notes in a manner that reflected our estimated nonconvertible debt borrowing rate.  We estimated the carrying amount of the debt component of the Convertible Notes to be $81.6 million at the issuance date by measuring the fair value of a similar liability that does not have a convertible feature.  The carrying amount of the equity component was determined to be approximately $33.4 million by deducting the carrying amount of the debt component from the principal amount of the Convertible Notes, and was recorded as an increase to additional paid-in capital.  The excess of the principal amount of the debt component over its carrying amount (the “debt discount”) is being amortized as interest expense over the term of the Convertible Notes using the effective interest method.  The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

We allocated transaction costs related to the issuance of the Convertible Notes, including underwriting discounts of $2.7 million and other transaction related fees of $1.1 million to the debt and equity components, respectively.  Issuance costs attributable to the debt component were recorded as a direct deduction to the related debt liability and are being amortized as interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.  The carrying amount of the equity component, net of issuance costs, was $32.3 million at March 31, 2015.  Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes was approximately 8.48% at March 31, 2015.

Based on the closing market price of our common stock on March 31, 2015, the if-converted value of the Convertible Notes was less than the aggregate principal amount of the Convertible Notes and has the following balance (in thousands):

March 31,
2015
2.50% Convertible Notes, bearing interest at 2.50% payable semi-annually with final principal payment to be made April 1, 2022	$115,000
Unamortized debt discount	(33,393)
Debt issuance costs	(2,704)
Net Convertible Notes	$78,903

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which was subsequently amended in June 2013 and August 2014. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR.  We drew $11.0 million on the Revolving Credit Agreement in December 2014, which was repaid in March 2015. There was $15.0 million of unused commitment at March 31, 2015, based on the maximum available advance amount calculated on the March 20, 2015 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears.  In August 2014, we amended certain terms of the Revolving Credit Agreement with Zions (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which is only applicable if net cash is less than $2.5 million, increased the amount of additional debt from $200,000 to $600,000 per debt for each of the calendar years ending December 31, 2014, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2014, 2015 and 2016 and $500,000 for each calendar year thereafter. There was no balance on the Revolving Credit Agreement at March 31, 2015.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in August 2014. As of March 31, 2015, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.9 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.9 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the Revolving Credit Agreement’s covenants at March 31, 2015.

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

In June 2013, we entered into a term loan agreement (“2013 Term Loan”) with Zions for $4.0 million, which matures in June 2017.  We were allowed to draw on the 2013 Term Loan through June 2014 and the interest rate is 4.25% per annum above the ninety day LIBOR.  We drew $3.0 million and $1.0 million on the 2013 Term Loan in December 2013 and June 2014, respectively. The principal is paid in 36 equal monthly installments and commenced in August 2014.

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

During the three months ended March 31, 2015, we paid $10.4 million of total term loan principal to Zions. There was no balance on the term loans at March 31, 2015.

Capital Leases

During the three months ended March 31, 2015, we paid $1.4 million of capital lease obligations. There was no capital lease obligation as of March 31, 2015.

NOTE 8. CAPITAL TRANSACTIONS

During the three months ended March 31, 2015, we received 31,000 shares of our common stock from cancelled restricted stock from separated employees and for the settlement of $225,000 in payroll taxes, associated with the lapsing of the selling restriction of restricted stock awards.

From the exercise of stock options, we issued 446,000 shares of common stock and 26,000 shares of treasury stock for proceeds of $2.3 million during the three months ended March 31, 2015.  We issued 38,000 shares of common stock and 5,000 shares of treasury stock for proceeds of $321,000 under the employee stock purchase plan during the three months ended March 31, 2015.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.   California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact filed a motion to exclude the statistical and economic experts on damages retained by California College, which was partially granted by excluding California College’s statistical expert due to unreliable data provided by California College to perform the statistical analysis related to alleged damages.  Trial is scheduled to begin on June 11, 2015.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit.  We cannot determine at this time whether the chance of success on one or more of inContact’s defenses or claims is either probable or remote, and are unable to estimate the potential loss or range of loss should it not be successful.  The Company believes that this matter will not have a material impact on our financial position, liquidity or results of operations.

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

We record stock-based compensation expense (including stock options, restricted stock and employee stock purchase plan) to the same departments where cash compensation is recorded as follows (in thousands):

	Three months ended March 31,
	2015	2014
Costs of revenue	$267	$139
Selling and marketing	493	274
Research and development	588	269
General and administrative	1,266	366
Total stock-based compensation expense	$2,614	$1,048

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

We estimate the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the following weighted-average expected assumptions:

	Three months ended March 31,
	2015	2014
Dividend yield	None	None
Volatility	50%	64%
Risk-free interest rate	1.70%	1.97%
Expected life (years)	5.7	5.6

During the three months ended March 31, 2015, we granted 513,000 stock options with exercise prices ranging from $8.54 to $11.90 and a weighted-average fair value of $4.33 and 464,000 restricted stock awards and units with a weighted-average fair value of $9.30.

As of March 31, 2015, there was $7.7 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 2.1 years.

NOTE 11. RELATED PARTY TRANSACTIONS

We paid our Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the three months ended March 31, 2015, and 2014 for consulting, marketing and other activities, and such amounts have been recognized in our financial statements as general and administrative expenses.  Amounts payable to the Chairman for such services were $7,000 at March 31, 2015 and December 31, 2014.

We entered into a reseller agreement to sell software and services with a company that is owned by several employees and minority shareholders.  Revenue related to this agreement included in our Condensed Consolidated Statement of Operations and Comprehensive Loss was approximately $150,000 for the quarter ended March 31, 2015 and related accounts receivable at March 31, 2015, was $72,000.

We lease a 36,000 square foot office facility in Columbus, Ohio, from Cabo Leasing LLC, which is owned by several employees and minority shareholders.  This is the principal location of the employees from the May 2014 acquisition of Uptivity.  The amount of rent for this facility included in our Condensed Consolidated Statement of Operations and Comprehensive Loss was approximately $199,000 for the quarter ended March 31, 2015.

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

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market. Also, Unify paid to inContact a total of $3.5 million in May 2013, which was applied to outstanding amounts owed and the minimum commitment payment obligations of Unify under the reseller agreement through the end of 2013. The unapplied balance of the $3.5 million payment was zero at March 31, 2015. The remaining future minimum commitment payment obligations were paid by Unify in cash.

Under this arrangement, we recognized software revenue of $1.7 million during the three months ended March 31, 2014, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. Under this arrangement, we recognized no revenue during the three months ended March 31, 2015.

As of March 31, 2015, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, during the year ended December 31, 2014, actual revenue from resold software services was less than the net minimum purchase commitments during the same period. Therefore, we experienced a reduction in software revenue from Unify in the first quarter of 2015 and anticipate a reduction in software revenue from Unify during the rest of 2015.

NOTE 12. SEGMENTS

We operate under two business segments: Software and Network connectivity. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees, and revenue related to quarterly minimum purchase commitments, from a related party reseller (Note 11). The Network connectivity segment includes all voice and data long distance services provided to customers.

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

Operating segment revenues and profitability for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except percentages):

	Three months ended March 31, 2015			Three months ended March 31, 2014
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$32,466	$18,872	$51,338	$20,009	$17,045	$37,054
Costs of revenue	13,697	11,811	25,508	8,235	10,838	19,073
Gross profit	18,769	7,061	25,830	11,774	6,207	17,981
Gross margin	58%	37%	50%	59%	36%	49%

Operating expenses:
Direct selling and marketing	13,986	823	14,809	8,813	757	9,570
Direct research and development	6,293	-	6,293	3,474	-	3,474
Indirect	9,035	1,069	10,104	5,474	906	6,380
Total operating expenses	29,314	1,892	31,206	17,761	1,663	19,424
Income (loss) from operations	$(10,545)	$5,169	$(5,376)	$(5,987)	$4,544	$(1,443)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2014 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K, filed separately with the Securities and Exchange Commission.

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in our 2014 Annual Report on Form 10-K under Item 1A “Risk Factors,” and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

OVERVIEW

inContact began in 1997 as a reseller of network connectivity (formerly telecommunications) services and has evolved to become a leading provider of cloud contact center software solutions. We help contact centers around the world create effective customer experiences through our powerful suite of cloud contact center call routing, self-service and agent optimization software solutions. Our cloud software solutions and services enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction and ensure ongoing customer-centric business improvement and growth.

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

On March 30, 2015, we issued $115.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the “Convertible Notes”) due April 1, 2022, unless earlier converted pursuant to their terms by the holders.  Net proceeds from the Convertible Notes will be approximately $111.2 million after transaction fees are paid.  The Convertible Notes pay interest in cash semiannually in arrears at a rate of 2.50% per annum.

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

Through the quarter ended September 30, 2014, software revenue also includes the quarterly minimum purchase commitments from a related party reseller referred to in Part I, Item 1 “Financial Statements” - Note 11 – Related Party Transactions.

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

COSTS OF REVENUE AND OPERATING EXPENSES

Costs of Revenue

Costs of revenue consist primarily of payments to third party network connectivity service providers for resold network connectivity services to our customers. Costs of revenue also include labor costs (including stock-based compensation) and related expenses for our software services delivery, professional services and customer support organizations, equipment depreciation relating to our services, amortization of acquired intangible assets, amortization of capitalized internal use software development costs, and allocated overhead, such as rent, utilities and depreciation on property and equipment. As a result, overhead expenses are included in costs of revenue and each operating expense category. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services. We anticipate that we will incur additional costs for network connectivity service providers, hosting, support, employee labor costs and related expenses, to support delivery of our software solutions and services in the future.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2015 compared to our condensed consolidated operating results for the three months ended March 31, 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Net revenue	$51,338	$37,054	$14,284	39%
Costs of revenue	25,508	19,073	6,435	34%
Gross profit	25,830	17,981	7,849
Gross margin	50%	49%
Operating expenses:
Selling and marketing	15,475	10,056	5,419	54%
Research and development	6,653	3,760	2,893	77%
General and administrative	9,078	5,608	3,470	62%
Total operating expenses	31,206	19,424	11,782
Loss from operations	(5,376)	(1,443)	(3,933)
Other expense	(433)	(262)	(171)
Loss before income taxes	(5,809)	(1,705)	(4,104)
Income tax expense	(179)	(19)	(160)
Net loss	$(5,988)	$(1,724)	$(4,264)

Net revenue

Net revenues increased $14.3 million or 39% to $51.3 million during the three months ended March 31, 2015 compared to net revenues of $37.1 million during the same period in 2014. The increase to net revenue relates to an increase of $12.5 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact suite of cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014. Network connectivity segment revenue increased $1.8 million as the increase of Network connectivity revenue associated with our inContact suite of cloud software solution customers exceeded the attrition of our Network connectivity-only customers.

We recognized $1.7 million of software revenue during the three months ended March 31, 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during the three months ended March 31, 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 11 – Related Party Transactions.

Costs of revenue and gross margin

Costs of revenue increased $6.4 million or 34% to $25.5 million during the three months ended March 31, 2015 compared to $19.1 million for the same period in 2014. Gross margin increased one percentage point to 50% for the three months ended March 31, 2015 from 49% for the same period in 2014. Gross margin primarily increased as a result of increased Software revenue from our direct sales and reseller partner arrangements and lower network connectivity costs due to increased efficiencies in call routing related to a continued investment in technology that more than offset the decrease in revenue related to the expiration of the minimum purchase commitment in the third quarter of 2014, increased amortization of intangible assets from business acquisitions, greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and increased costs related to the sale of third party vendor software services.

Selling and marketing

Selling and marketing expenses increased $5.4 million or 54% to $15.5 million during the three months ended March 31, 2015 from $10.1 million for the same period in 2014. This increase is primarily a result of headcount additions, including from the Uptivity acquisition, for direct and channel sales employees, increased commissions as a result of increased revenue and headcount, and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our services as well as increased lead generation efforts for our Software segment.

Research and development

Research and development expense increased $2.9 million or 77% to $6.7 million during the three months ended March 31, 2015 from $3.8 million during the same period in 2014. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including from the Uptivity acquisition.

General and administrative

General and administrative expense increased $3.5 million or 62% to $9.1 million during the three months ended March 31, 2015 compared to $5.6 million during the same period in 2014. The increase is primarily due to increased costs incurred to support our domestic and international business expansion, including the addition of Uptivity employees.

Other expense

Other expense increased $171,000 to $433,000 during the three months ended March 31, 2015 from $262,000 for the same period in 2014.

Income taxes

Income tax expense, which consists of various state income taxes and foreign taxes, was $179,000 for the three months ended March 31, 2015 compared to $19,000 for the same period in 2014.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Net revenue	$32,466	$20,009	$12,457	62%
Costs of revenue	13,697	8,235	5,462	66%
Gross profit	18,769	11,774	6,995
Gross margin	58%	59%

Operating expenses:
Direct selling and marketing	13,986	8,813	5,173	59%
Direct research and development	6,293	3,474	2,819	81%
Indirect	9,035	5,474	3,561	65%
Loss from operations	$(10,545)	$(5,987)	$(4,558)

Three Months Ended  March 31, 2015 and 2014

The Software segment revenue increased by $12.5 million or 62% to $32.5 million during the three months ended March 31, 2015 from $20.0 million for the same period in 2014. The increase relates primarily to revenue generated from our inContact suite of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014.

We recognized $1.7 million of software revenue during the three months ended March 31, 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during the three months ended March 31, 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 11 – Related Party Transactions.

Gross margin decreased one percentage point to 58% for the three months ended March 31, 2015 compared to 59% for the same period in 2014. This decrease is largely a result of a decrease in revenue related to the expiration of the minimum purchase commitment in the third quarter of 2014, increased amortization of intangible assets from business acquisitions, greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and increased costs related to the sale of third party vendor software services.

Direct selling and marketing expenses in the Software segment increased $5.2 million or 59% to $14.0 million during the three months ended March 31, 2015 compared to $8.8 million for the same period in 2014. The increase in direct selling and marketing expenses in the Software segment is a result of headcount additions, including additional headcount from the Uptivity acquisition, for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact suite of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended March 31, 2015, we incurred $6.3 million in direct research and development costs, including direct research and development costs generated by Uptivity, compared to $3.5 million for the same period in 2014 and have capitalized an additional $1.9 million of costs incurred during the three months ended March 31, 2015 related to our internally developed software compared to $1.8 million for the same period in 2014.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $3.6 million or 65% to $9.0 million during the three months ended March 31, 2015 from $5.5 million for the same period in 2014 due to the general increase in direct expenses and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Net revenue	$18,872	$17,045	$1,827	11%
Costs of revenue	11,811	10,838	973	9%
Gross profit	7,061	6,207	854
Gross margin	37%	36%

Operating expenses:
Direct selling and marketing	823	757	66	9%
Indirect	1,069	906	163	18%
Income from operations	$5,169	$4,544	$625

Three Months Ended March 31, 2015 and 2014

Network connectivity segment revenue increased $1.8 million or 11% to $18.9 million during the three months ended March 31, 2015 compared to $17.0 million for the same period in 2014 due to the increase of Network connectivity revenue associated with our inContact suite customers exceeding the attrition of our Network connectivity-only customers. Our costs of revenue increased 9% due to the increase in revenue and Network connectivity gross margin increased by 1% due to increased efficiencies in call routing related to our continued investment in technology and lower negotiated direct costs. Selling and marketing expenses increased $66,000 or 9% during the three months ended March 31, 2015 as compared to the same period in 2014.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment increased $163,000 or 18% during the three months ended March 31, 2015 compared to the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents and cash available from borrowings under our Revolving Credit Agreement, which expires in July 2016. At March 31, 2015, we had $117.1 million of cash and cash equivalents. In addition to our cash and cash equivalents, we have access to additional available borrowings of $15.0 million under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements. The Revolving Credit Agreement is collateralized by substantially all our assets.

On March 30, 2015, we issued $115.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the “Convertible Notes”) due April 1, 2022, unless earlier converted by the holder pursuant to their terms.  Net proceeds from the Convertible Notes will be approximately $111.2 million after transaction fees are paid.  The Convertible Notes pay interest in cash semiannually in arrears at a rate of 2.50% per annum.

We experienced a net loss of $6.0 million during the three months ended March 31, 2015. Significant non-cash expenses affecting operations during the three months ended March 31, 2015 included $5.4 million of depreciation and amortization and $2.6 million of stock-based compensation. The primary uses of our working capital were an increase in accounts receivable of $2.4 million due to the timing or collections and a decrease in accrued liabilities of $1.9 million largely a decrease in accrued payroll due to the timing payroll payments.  Uses of working capital primarily related to an increase in deferred revenue associated to the delivery of perpetual licenses included in accounts receivable as of March 31, 2015.

We used of $6.1 million in investing activities related primarily to purchase of equipment and capitalized internally developed software costs.

Financing activity provided $90.9 million related primarily to the exercise of stock options and borrowings under the Convertible Notes, partially offset by principal payments on term debt and capital lease obligations, which were fully paid as of March 31, 2015.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash, our Revolving Credit Agreement and the proceeds from the Convertible Notes to finance operations and capital requirements. We believe that existing cash and cash equivalents, cash from operations and available borrowings under our Revolving Credit Agreement will be sufficient to meet our cash requirements during the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of the financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are invested with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income.

The interest rate on our Revolving Credit Agreement is variable so market fluctuations in interest rates may increase our interest expense.

A change in interest rates on our Convertible Notes would not impact the interest expense or carrying value of the Convertible Notes as the coupon rate is fixed. However, the fair market value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the Convertible Notes see note 3 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the period covered by our Original Form 10-Q for the three months ended March 31, 2015. Management concluded that, solely because of the material weakness identified in our internal control over financial reporting disclosed below, our disclosure controls and procedures were not effective as of March 31, 2015.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings see Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

Stock repurchases for the three months ended March 31, 2015, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2015 (1)	$22	$8.04	-	-
February 1 - 28, 2015 (2)	4	$9.29	-	-
March 1 - 31, 2015 (3)	5	$2.69	-	-
Total shares repurchased	$31	$7.35	-	-

(1)

In January 2015, we received 19,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $170,000 associated with the lapsing of the selling restriction of a restricted stock award.  In addition, we received 3,000 shares of our common stock from an employee as a result of the cancelation of a restricted stock award upon termination of employment.

(2)

In February 2015, we received 4,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $42,000 associated with the lapsing of the selling restriction of a restricted stock award.

(3)

In March 2015, we received 1,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $13,000 associated with the lapsing of the selling restriction of a restricted stock award.  In addition, we received 4,000 shares of our common stock from an employee as a result of the cancelation of a restricted stock award upon termination of employment.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document
4.1	Indenture between inContact, Inc., and Wells Fargo Bank, National Association, dated as of March 30, 2015 (1)
4.2	Form of Note for inContact, Inc.’s 2.50% Convertible Senior Notes due 2022 (1)
10.1	Purchase Agreement by and among inContact, Inc., Jefferies LLC and Jefferies LLC (as Representative of the Initial Purchasers) dated as of March 24, 2015 (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	These document was filed as exhibits to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on March 30, 2015, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: May 8, 2015	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: May 8, 2015	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer