Form 10-Q
period 2015-06-30
inContact, Inc.
filed 2015-08-07
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 3, 2015
Common Stock, $0.0001 par value	61,585,261 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$52,762	$32,414
Restricted cash	81	81
Investments	64,652	-
Accounts and other receivables, net of allowance for uncollectible accounts of $2,222 and $1,816, respectively	30,422	28,126
Other current assets	8,393	6,979
Total current assets	156,310	67,600

Property and equipment, net	39,339	35,077
Intangible assets, net	22,169	24,768
Goodwill	39,247	39,247
Other assets	1,905	2,078
Total assets	$258,970	$168,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$11,965	$11,031
Accrued liabilities	15,894	13,259
Accrued commissions	3,848	3,407
Current portion of deferred revenue	11,216	8,439
Current portion of debt and capital lease obligations	-	4,095
Total current liabilities	42,923	40,231

Long-term debt and capital lease obligations	79,923	18,543
Deferred rent	8	28
Deferred tax liability	795	795
Deferred revenue	6,139	5,749
Total liabilities	129,788	65,346

Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 61,584 and 61,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	6	6
Additional paid-in capital	248,267	209,047
Accumulated deficit	(119,071)	(105,629)
Accumulated other comprehensive loss	(20)	-
Total stockholders' equity	129,182	103,424
Total liabilities and stockholders' equity	$258,970	$168,770

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net revenue:
Software	$34,052	$24,198	$66,518	$44,207
Network connectivity	19,019	16,913	37,891	33,958
Total net revenue	53,071	41,111	104,409	78,165
Costs of revenue:
Software	14,360	10,233	28,057	18,468
Network connectivity	11,983	10,855	23,794	21,693
Total costs of revenue	26,343	21,088	51,851	40,161
Gross profit	26,728	20,023	52,558	38,004
Operating expenses:
Selling and marketing	16,264	13,005	31,739	23,061
Research and development	7,040	5,478	13,693	9,238
General and administrative	8,871	7,417	17,949	13,025
Total operating expenses	32,175	25,900	63,381	45,324
Loss from operations	(5,447)	(5,877)	(10,823)	(7,320)
Other income (expense):
Interest expense	(1,768)	(84)	(2,202)	(195)
Interest income	58	-	58	-
Other income (expense)	(1)	2	-	(149)
Total other expense	(1,711)	(82)	(2,144)	(344)
Loss before income taxes	(7,158)	(5,959)	(12,967)	(7,664)
Income tax benefit (expense)	(132)	9,387	(311)	9,368
Net income (loss)	$(7,290)	$3,428	$(13,278)	$1,704
Other comprehensive income (loss), net of taxes:
Net change in unrealized losses in available- for-sale investments	(20)	-	(20)	-
Comprehensive income (loss)	$(7,310)	$3,428	$(13,298)	$1,704

Net income (loss) per common share:
Basic	$(0.12)	$0.06	$(0.22)	$0.03
Diluted	$(0.12)	$0.06	$(0.22)	$0.03
Weighted average common shares outstanding:
Basic	61,501	58,753	61,263	57,441
Diluted	61,501	61,448	61,263	59,865

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance at December 31, 2014	61,000	$6	$209,047	-	$-	$(105,629)	$-	$103,424
Common stock received for settlement of taxes and forfeited restricted stock	-	-	-	(76)	(538)	-	-	(538)
Common stock issued for options exercised	449	-	2,224	53	366	(296)	-	2,294
Common stock issued under the employee stock purchase plan	63	-	502	22	160	144	-	806
Issuance of restricted stock awards	72	-	-	1	12	(12)	-	-
Stock-based compensation	-	-	4,210	-	-	-	-	4,210
Equity component of convertible note issuance, net of issuance costs	-	-	32,284	-	-	-	-	32,284
Other comprehensive loss	-	-	-	-	-	-	(20)	(20)
Net loss	-	-	-	-	-	(13,278)	-	(13,278)
Balance at June 30, 2015	61,584	$6	$248,267	-	$-	$(119,071)	$(20)	$129,182

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2015	2014
Net income (loss)	$(13,278)	$1,704
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	4,877	3,399
Amortization of software development costs	3,192	2,823
Amortization of intangible assets	2,599	1,044
Accretion of discount and issuance costs on notes	1,217	16
Stock-based compensation	4,210	2,953
Loss on disposal of property and equipment	72	544
Deferred income taxes	-	(9,368)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and other receivables, net	(2,311)	(4,167)
Other current assets	(1,400)	(141)
Other non-current assets	192	(73)
Trade accounts payable	1,144	2,110
Accrued liabilities	1,253	187
Accrued commissions	441	252
Deferred rent	(185)	(66)
Deferred revenue	3,166	1,636
Net cash provided by operating activities	5,189	2,853
Cash flows from investing activities:
Purchases of investments	(64,122)	-
Proceeds from maturities and sales of investments	986	-
Capitalized software development costs	(4,418)	(5,004)
Purchases of property and equipment	(8,196)	(5,162)
Acquisition of assets	-	(10,164)
Payments made for deposits	(19)	(31)
Net cash used in investing activities	(75,769)	(20,361)
Cash flows from financing activities:
Proceeds from exercise of options	2,294	1,375
Proceeds from sale of stock under employee stock purchase plan	806	345
Borrowings under term loan	-	1,000
Principal payments under debt and capital lease obligations	(11,824)	(2,227)
Purchase of treasury stock	(538)	(36)
Payments under the revolving credit agreement	(11,000)	-
Proceeds from issuance of convertible notes, net	111,190	-
Net cash provided by financing activities	90,928	457
Net increase (decrease) in cash and cash equivalents	20,348	(17,051)
Cash and cash equivalents at the beginning of the period	32,414	49,148
Cash and cash equivalents at the end of the period	$52,762	$32,097

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$149	$2,340
Property and equipment financed through capital leases	$-	$1,702
Issuance of common stock for acquisition of a business	$-	$31,951
Unrealized losses on investments	$20	$-
Investments payable in accrued liabilities	$1,536	$-
Consideration for acquisition of business included in accrued liabilities likely to be paid in cash based on the final calculation of net closing current assets	$-	$3,080

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

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements of inContact and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 4, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K and changes, if any, are included below.

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

Certain of our customers purchase a combination of software, service, hardware, post contract customer support (“PCS”) and hosting.  For software and software related multiple element arrangements that fall within the scope of  the software revenue guidance in Topic 985, Software, we allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor-specific objective evidence of fair value (“VSOE”) of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and is recognized as revenue assuming all other revenue recognition criteria are met.  If we are unable to establish VSOE for the undelivered elements of the arrangement, including PCS, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered.  PCS provided to our customers includes technical software support services and unspecified software upgrades to customers on a when-and-if available basis.  PCS revenue is recognized ratably over the term of the maintenance period, which is typically 15 months.  When PCS is included within a multiple element arrangement, we utilize the bell-shaped curve approach to establish VSOE for the PCS. Under the bell-shaped curve approach of establishing VSOE, we perform a VSOE compliance test on a quarterly basis to ensure that a substantial majority of our actual PCS renewals are within a sufficiently narrow range.

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

Long-term Debt

We record debt issuance costs as a direct deduction from the carrying amount of our long-term borrowings, as well as costs incurred for subsequent modification of debt, incurred in connection with our long-term borrowings and credit facilities. We amortize these costs as an adjustment to interest expense over the remaining contractual life of the associated long-term borrowing or credit facility using the effective interest method for term loans and convertible debt borrowings, and the straight-line method for revolving credit facilities. When unscheduled principal payments are made, we adjust the amortization of our deferred debt-related costs to reflect the expected remaining terms of the borrowing.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The guidance in the ASU supersedes existing revenue recognition guidance and the core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB ratified a one year delay in the effective date of ASU 2014-09, which makes the effective date for the Company the first quarter of fiscal 2018. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective in fiscal year 2016. Early adoption is permitted and the Company has elected to adopt this ASU in the first quarter of 2015 (Note 8). The early adoption has resulted in debt transaction fees to be recorded in the balance sheet as a direct deduction from the carrying amount of our debt liability.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer would account for the payment of fees as an acquisition of software. If there is no software license, the payment of fees would be accounted for as a service contract. This ASU is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company is currently assessing the impact of this new standard on our consolidated financial statements.

We reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements.  Based on that review, we believe that none of these standards will have a significant effect on current or future results of operations.

NOTE 2. BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. In periods of net loss, common stock equivalents are excluded from the Diluted EPS computation, because they are antidilutive. Therefore, Diluted EPS equals Basic EPS for the three and six months ended June 30, 2015 presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effects of the following potential outstanding common stock (in thousands):

June 30,
2015
Stock options	2,781
Restricted stock awards	1,314
Potential shares from Convertible Notes	8,082

Potentially dilutive securities include outstanding options and restricted stock awards for the three and six months ended June 30, 2014 presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

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

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The accounting guidance for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The guidance is applicable whenever assets and liabilities are measured and included in the Condensed Consolidated Financial Statements at fair value. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs.  The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Inputs that reflect quoted prices for identical assets or liabilities in less active markets; quoted prices for similar assets or liabilities in active markets; benchmark yields, reported trades, broker/dealer quotes, inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Unobservable inputs that reflect our own assumptions incorporated in valuation techniques used to measure fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents (other than the available-for-sale investments which are recorded on a fair value basis disclosed below), accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments and are considered to be classified within Level 2 of the fair value hierarchy, except for cash and cash equivalents which is Level 1.

We held no investments as of December 31, 2014.  The following table summarizes our investments fair value using the above input categories (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$4,485	$-	$4,485
Commercial paper	-	5,999	5,999
Corporate debt securities	-	1,457	1,457
Municipal bonds	-	4,971	4,971
Total cash equivalents	4,485	12,427	16,912
Investments:
Commercial paper	-	26,482	26,482
Corporate debt securities	-	34,388	34,388
Municipal bonds	-	3,782	3,782
Total investments	-	64,652	64,652
Total assets measured at fair value	$4,485	$77,079	$81,564

The fair value of the convertible notes is considered to be a Level 2 measurement because it is based on a recent bid price quote for the convertible notes, reflecting activity in a less than active market.  We consider these inputs to be within Level 2 of the fair value hierarchy.  The fair values of the revolving credit note and term loans were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of December 31, 2014. We consider the input related to our credit risk to be within Level 3 of the fair value hierarchy due to the limited number of our debt holders as of December 31, 2014 and our inability to observe current market information. We estimated our current credit risk as of December 31, 2014 based on recent transactions with our creditors. The carrying value and estimated fair value of our convertible notes, revolving credit agreement and term loans are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible notes	$79,923	$113,034	$-	$-
Revolving credit agreement	-	-	11,000	11,000
Term loans	-	-	10,458	10,458

NOTE 4. INVESTMENTS

Our investments generally consist of money market funds, commercial paper and corporate debt securities and municipal bonds.  All of our investments have original maturity (maturity at the purchase date) of less than 12 months.  Investments with original maturities of three months or less are classified as cash equivalents.

We classify our investments as available-for-sale at the time of purchase and we reevaluate such classification as of each balance sheet date.  These short-term investments are carried at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income (loss).  Amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and is included in interest income.  Interest on securities is included in interest income when earned.  Realized gains and losses on the sale of investments are determined using the specific identification method and recorded in "Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).”

We did not hold investments as of December 31, 2014 and our investments as of June 30, 2015 were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value/Net Carrying Value	Cash and Cash Equivalents	Investments
Money market funds	$4,485	$-	$-	$4,485	$4,485	$-
Commercial paper	32,481	-	-	32,481	5,999	26,482
Corporate debt securities	35,870	3	(28)	35,845	1,457	34,388
Municipal bonds	8,748	5	-	8,753	4,971	3,782
	81,584	8	(28)	81,564	16,912	64,652

At June 30, 2015, we had $28,000 of gross unrealized losses on certain investments. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment that is other-than-temporary. Factors considered in determining whether a loss is temporary include:

•the length of time and extent to which fair value has been lower than the cost basis;

•the financial condition, credit quality and near-term prospects of the investee; and

•whether it is more likely than not that the Company will be required to sell the security prior to recovery.

We believe that there were no investments held at June 30, 2015 that were other-than-temporarily impaired.  For the six months ended June 30, 2015, proceeds from sales and maturities of investments were $2.2 million for an immaterial realized gain, $1.2 million of these sales were securities included in cash equivalents.

Interest Expense:

The following table presents the components of interest expense incurred on the Notes and on other borrowings (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
2.50% Convertible Notes:
Interest expense at 2.50% coupon rate	$725	$725
Amortization of debt discount	921	921
Amortization of deferred debt issuance costs	97	97
Total interest from 2.50% convertible notes	1,743	1,743
Other Borrowings:
Interest from other borrowings	25	459
Total interest	$1,768	$2,202

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Other Borrowings:
Interest from other borrowings	$84	$195
Total interest	$84	$195

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

In connection with the acquisition, we incurred professional fees of $934,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, represents future economic benefits expected to arise from synergies from combining operations and assembled workforce acquired. All of the goodwill was assigned to the Software segment. The entire amount allocated to goodwill is not expected to be deductible for tax purposes.

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

For the quarter ended June 30, 2015, our Condensed Consolidated Financial Statements include approximately $5.2 million and $1.8 million of net revenue and net loss, respectively, related to the operations of Uptivity.  For the six months ended June 30, 2015, our Condensed Consolidated Financial Statements include approximately $9.9 million and $4.8 million of net revenue and net loss, respectively, related to the operations of Uptivity.   The following table presents our unaudited pro forma results of operations of the Company and Uptivity as if the companies had been combined as of January 1, 2013, and includes pro forma adjustments related to the fair value of deferred revenue, amortization of acquired intangible assets and share-based compensation expense. Direct and incremental transaction costs are excluded from the three and six months ended June 30, 2015 and 2014 pro forma condensed combined financial information presented below, and was included in the three and six months ended June 30, 2013 pro forma condensed combined financial information. The tax benefit of $9.4 million that resulted from the acquisition was recorded in the three and six months ended June 30, 2013 pro-forma period.

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	As Reported	Pro forma	As Reported	Pro forma
Net revenue	$53,071	$53,071	$104,409	$104,409
Net loss	(7,290)	(5,865)	(13,278)	(11,468)
Basic and diluted net loss per common share	(0.12)	(0.10)	(0.22)	(0.19)

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	As Reported	Pro forma	As Reported	Pro forma
Net revenue	$41,111	$42,982	$78,165	$85,298
Net income (loss)	3,428	(5,458)	1,704	(8,485)
Basic net income (loss) per common share	0.06	(0.09)	0.03	(0.15)
Diluted net income (loss) per common share	0.06	(0.09)	0.03	(0.15)

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved had Uptivity been acquired at the beginning of 2013 or of results that may be obtained in any future period.

Transcend Acquisition

In December 2012, we entered into an agreement with Transcend Products LLC (“Transcend”) pertaining to the potential acquisition of Transcend to provide enhanced functionality for our existing service offerings. The option to purchase Transcend was exercised and the purchase closed in July 2013 for $2.7 million in cash and 376,459 shares of our common stock valued at $2.9 million, which was discounted from $3.0 million in the purchase agreement for the lack of marketability. Furthermore, if the acquisition generates certain levels of revenue during the two-year period beginning in August 2013, we will pay to Transcend an additional earnout payment of $1.0 million in cash or shares of our common stock. During the third quarter of 2014, the Company determined that fair market value of this contingent liability decreased to zero and therefore was eliminated.  The Company recorded a benefit of $146,000, relating to the remeasurement of the fair value of the contingent liability which was included in software cost of revenue in the Condensed Consolidated and Statements of Operations and Comprehensive Income (Loss) during the third quarter of 2014.

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

In connection with the acquisition, we incurred professional fees of $23,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to buyer synergies and assembled workforce. All of the recorded goodwill relates to the Software segment.

Intangible assets acquired in the acquisition include customer relationships, patents and technology, which are amortized on a straight-line basis. The following sets forth the intangible assets purchased as part of the Transcend acquisition and their economic useful life at the date of acquisition (in thousands, except useful life):

	Gross Assets	Economic Useful Life (in years)
Customer relationships	$168	3.5
Patents	2,168	10.0
Technology	913	5.0
Total intangibles	$3,249

All recorded goodwill relates to the Software segment.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	Assets	Amortization	Assets, Net	Assets	Amortization	Assets, Net
Customer lists acquired	$28,123	$(19,733)	$8,390	$28,123	$(18,368)	$9,755
Technology and patents	24,358	(12,645)	11,713	24,358	(11,645)	12,713
Trade names and trademarks	3,190	(1,124)	2,066	3,190	(890)	2,300
Total intangible assets	$55,671	$(33,502)	$22,169	$55,671	$(30,903)	$24,768

Amortization expense was $2.6 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively

Based on the recorded intangibles at June 30, 2015, estimated amortization expense is expected to be $2.4 million during the remainder of 2015, $4.4 million in 2016, $3.8 million in 2017, $3.3 million in 2018, $2.9 million in 2019 and $5.4 million thereafter.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued payroll and other compensation	$6,029	$6,254
Accrued state sales taxes	4,294	3,881
Accrued vendor charges	1,054	713
Other	4,517	2,411
Total accrued liabilities	$15,894	$13,259

NOTE 8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Convertible Notes

On March 30, 2015, we issued $115.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the “Convertible Notes”) due April 1, 2022, unless earlier converted by the holder pursuant to their terms.  Net proceeds from the Convertible Notes were approximately $111.2 million, net of transaction fees.  The Convertible Notes pay interest in cash semiannually in arrears at a rate of 2.50% per annum.

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

•	upon the occurrence of specified corporate events, as described in the indenture governing the Convertible Notes, such as a consolidation, merger, or binding share exchange; or
•	we have called the Convertible Notes for redemption.

On or after October 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may tender their Convertible Notes for conversion regardless of whether any of the foregoing conditions have been satisfied.

As of June 30, 2015, the Convertible Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Convertible Notes, including underwriting discounts of $2.7 million and other transaction related fees of $1.1 million to the debt and equity components, respectively.  Issuance costs attributable to the debt component were recorded as a direct deduction to the related debt liability and are being amortized as interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.  The carrying amount of the equity component, net of issuance costs, was $32.3 million.  Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 8.29%.

Based on the closing market price of our common stock on June 30, 2015, the if-converted value of the Convertible Notes was less than the aggregate principal amount of the Convertible Notes and has the following balance (in thousands):

June 30,
2015
2.50% Convertible Notes, bearing interest at 2.50% payable semi-annually with final principal payment to be made April 1, 2022	$115,000
Unamortized debt discount	(32,470)
Debt issuance costs	(2,607)
Net Convertible Notes	$79,923

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which was subsequently amended in June 2013 and August 2014. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR.  We drew $11.0 million on the Revolving Credit Agreement in December 2014, which was repaid in March 2015. There was $15.0 million of unused commitment at June 30, 2015, based on the maximum available advance amount calculated on the June 20, 2015 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears.  In August 2014, we amended certain terms of the Revolving Credit Agreement with Zions (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which is only applicable if net cash is less than $2.5 million, increased the amount of additional debt from $200,000 to $600,000 for each of the calendar years ending December 31, 2014, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2014, 2015 and 2016 and $500,000 for each calendar year thereafter. There was no balance on the Revolving Credit Agreement at June 30, 2015.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in August 2014. As of June 30, 2015, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.9 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.9 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the Revolving Credit Agreement’s covenants at June 30, 2015.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Term Loans

We entered into three term loan agreements (“Term Loans”) with Zions.  We drew $4.0 million, $3.0 million, $1.0 million and $5.0 million from the Term Loans in April 2013, December 2013, June 2014 and December 2014, respectively. Interest on the Term Loans is paid monthly in arrears and the principal is paid in 36 equal monthly installments. The interest rate on the Term Loans is between 4.0% and 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR.
The financial covenants of the Term Loans are the same as the Revolving Credit Agreement, are collateralized by the same assets as the Revolving Credit Agreement and we may prepay any portion without penalty or premium.  During the six months ended June 30, 2015, we paid $10.4 million of total term loan principal to Zions. There was no balance on the term loans at June 30, 2015.

Capital Leases

During the six months ended June 30, 2015, we paid $1.4 million of capital lease obligations. There was no capital lease obligation as of June 30, 2015.

NOTE 9. CAPITAL TRANSACTIONS

During the six months ended June 30, 2015, we received 76,000 shares of our common stock from cancelled restricted stock awards from separated employees and for the settlement of $538,000 in payroll taxes, associated with the lapsing of the selling restriction of restricted stock awards.

From the exercise of stock options, we issued 449,000 shares of common stock and 53,000 shares of treasury stock for proceeds of $2.3 million during the six months ended June 30, 2015.  We issued 72,000 shares of common stock and 1,000 shares of treasury stock as a result of the vesting of restricted stock awards.  We issued 63,000 shares of common stock and 22,000 shares of treasury stock for proceeds of $806,000 under the employee stock purchase plan during the six months ended June 30, 2015.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.   California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact filed a motion to exclude the statistical and economic experts on damages retained by California College, which was partially granted by excluding California College’s statistical expert due to unreliable data provided by California College to perform the statistical analysis related to alleged damages.  The trial scheduled for June 11, 2015 was rescheduled due to judicial transfers.  The new trial date is scheduled for February 25, 2016.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit.  We cannot determine at this time whether the chance of success on one or more of inContact’s defenses or claims is either probable or remote, and are unable to estimate the potential loss or range of loss should it not be successful.  The Company believes that this matter will not have a material impact on our financial position, liquidity or results of operations.

On January 15, 2014, Microlog Corporation (“Microlog”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999, alleging that we are infringing one or more claims made in U.S. Patent No. 7,092,509 (the “’509 Patent”), entitled “Contact Center System Capable of Handling Multiple Media Types of Contacts and Method for Using the Same.”  Microlog is seeking a declaratory judgment, injunctive relief, damages and an ongoing royalty, and costs, including attorney’s fees and expenses.  In December 2014 we filed a Motion for Judgment on the Pleadings which is pending before the Court.  We also filed a petition for Inter Partes Review of the 509 Patent in January 2015 which is pending before the United States Patent and Trademark Office Patent Trial and Appeal board.  We are defending the claims vigorously.  However, no estimate of the loss or range of loss can be made.

On March 20, 2014, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 14-360, alleging that we are infringing one or more claims made in U.S. Patent No. 6,311,231 (the “’231 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”;  U.S. Patent No. 6,668,286 (the “’286 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”; U.S. Patent No. 7,159,043 (the “’043 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System”; and U.S. Patent No. 8,438,314 (the “’314 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contract Channel Changing System”.  Pragmatus is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. We are defending the claims vigorously. On July 9, 2015 defendants Motion to Dismiss the Amended Complaint for failing to claim patent-eligible subject matter was granted in relation to one of the four patent claims. At this time, no estimate of loss or range of loss can be made.

On May 2, 2014, Info Directions, Inc. (“IDI”) notified inContact of a Demand for Arbitration regarding a dispute related to the Software as a Service Agreement between IDI and inContact dated December 19, 2012 pursuant to which IDI was to provide inContact with billing systems software.  IDI has asserted damages totaling at least $3.6 million.  inContact has asserted counterclaims and is defending this arbitration vigorously. Management believes the allegations and alleged damages set forth in IDI's Arbitration Demand to be without merit. We are at the early stages of this dispute and presently intend to defend the claims vigorously. However, no estimate of loss or range of loss can be made.

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

We record stock-based compensation expense (including stock options, restricted stock and employee stock purchase plan) to the same departments where cash compensation is recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Costs of revenue	$271	$243	$538	$382
Selling and marketing	112	477	605	751
Research and development	594	485	1,182	754
General and administrative	619	700	1,885	1,066
Total stock-based compensation expense	$1,596	$1,905	$4,210	$2,953

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

We estimate the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the following weighted-average expected assumptions:

	Six Months Ended June 30,
	2015	2014
Dividend yield	None	None
Volatility	50%	63%
Risk-free interest rate	1.69%	1.96%
Expected life (years)	5.7	5.6

During the six months ended June 30, 2015, we granted 568,000 stock options with exercise prices ranging from $8.54 to $11.90 and a weighted-average fair value of $4.39 and 596,000 restricted stock awards and units with a weighted-average fair value of $9.50.

As of June 30, 2015, there was $6.4 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 2.1 years.

NOTE 12. RELATED PARTY TRANSACTIONS

We paid our Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the six months ended June 30, 2015, and 2014 for consulting and other activities, and such amounts have been recognized in our financial statements as general and administrative expenses.  Amounts payable to the Chairman for such services were $7,000 at June 30, 2015 and December 31, 2014.

As a result of the May 2014 acquisition of Uptivity, we are a party to an agreement to sell software and services with a company that is owned by several employees and minority shareholders.  Revenue related to this agreement included in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) was approximately $150,000 and $253,000 for the three and six months ended June 30, 2015, respectively, and related accounts receivable at June 30, 2015 was $75,000.

The principal location of the employees from the May 2014 acquisition of Uptivity is in Columbus, Ohio.  Their facility is a 36,000 square foot office that is leased from Cabo Leasing LLC, which is owned by several employees and minority shareholders.  The amount of rent for this facility included in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) was approximately $188,000 and $387,000 for the three and six months ended June 30, 2015, respectively.

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

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market. Also, Unify paid to inContact a total of $3.5 million in May 2013, which was applied to outstanding amounts owed and the minimum commitment payment obligations of Unify under the reseller agreement through the end of 2013. The unapplied balance of the $3.5 million payment was zero at June 30, 2015. The remaining future minimum commitment payment obligations were paid by Unify in cash.

Under this arrangement, we recognized software revenue of $1.7 million and $3.4 million during the three and six months ended June 30, 2014, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. Under this arrangement, we recognized no revenue during the three and six months ended June 30, 2015.

As of June 30, 2015, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, during the year ended December 31, 2014, actual revenue from resold software services was less than the net minimum purchase commitments during the same period. Therefore, we experienced a reduction in software revenue from Unify in the three and six months ended June 30, 2015, as compared to the same periods in 2014.

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

Management evaluates segment performance based on financial information such as revenue, costs of revenue, and other operating expenses. Management does not evaluate and manage segment performance based on assets.

For segment reporting, we classify operating expenses as either “direct” or “indirect.” Direct expense refers to costs attributable solely to either selling and marketing efforts or research and development efforts, for a given segment. Indirect expense refers to costs that management considers to be overhead in running the business.

Operating segment revenues and profitability for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$34,052	$19,019	$53,071	$24,198	$16,913	$41,111
Costs of revenue	14,360	11,983	26,343	10,233	10,855	21,088
Gross profit	19,692	7,036	26,728	13,965	6,058	20,023
Gross margin	58%	37%	50%	58%	36%	49%

Operating expenses:
Direct selling and marketing	14,668	936	15,604	11,501	933	12,434
Direct research and development	6,659	-	6,659	5,149	-	5,149
Indirect	8,695	1,217	9,912	7,299	1,018	8,317
Total operating expenses	30,022	2,153	32,175	23,949	1,951	25,900
Income (loss) from operations	$(10,330)	$4,883	$(5,447)	$(9,984)	$4,107	$(5,877)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$66,518	$37,891	$104,409	$44,207	$33,958	$78,165
Costs of revenue	28,057	23,794	51,851	18,468	21,693	40,161
Gross profit	38,461	14,097	52,558	25,739	12,265	38,004
Gross margin	58%	37%	50%	58%	36%	49%

Operating expenses:
Direct selling and marketing	28,654	1,759	30,413	20,315	1,689	22,004
Direct research and development	12,952	-	12,952	8,623	-	8,623
Indirect	17,730	2,286	20,016	12,774	1,923	14,697
Total operating expenses	59,336	4,045	63,381	41,712	3,612	45,324
Income (loss) from operations	$(20,875)	$10,052	$(10,823)	$(15,973)	$8,653	$(7,320)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DEVELOPMENTS

On March 30, 2015, we issued $115.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the “Convertible Notes”) due April 1, 2022, unless earlier converted pursuant to their terms by the holders.  Net proceeds from the Convertible Notes were approximately $111.2 million, net of transaction fees.  The Convertible Notes pay interest in cash semiannually in arrears at a rate of 2.50% per annum.

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

Certain of our customers purchase a combination of software, service, hardware, post contract customer support (“PCS”) and hosting.  PCS provided to our customers includes technical software support services and unspecified software upgrades to customers on a when-and-if available basis.

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

Through the quarter ended September 30, 2014, software revenue also includes the quarterly minimum purchase commitments from a related party reseller referred to in Part I, Item 1 “Financial Statements” - Note 12 – Related Party Transactions.

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

Selling and Marketing

Selling and marketing expenses consist primarily of labor costs (including stock-based compensation) and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, expenses, travel costs and allocated overhead. Since our Software segment revenue is delivered and, therefore, recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of the corresponding revenue. We believe it is important to continue investing in selling and marketing to create brand awareness and lead generation opportunities, to increase market share and to support our reseller channels. Accordingly, we expect selling and marketing expenses to increase as we continue to support growth initiatives.

Research and Development

Research and development expenses consist primarily of the non-capitalized portion of labor costs (including stock-based compensation) and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, quality assurance, market research, testing, product management and allocated overhead. We expect research and development expenses to increase in the future as we intend to release new features and functionality on a frequent basis, expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and Administrative

General and administrative expenses consist primarily of labor costs (including stock-based compensation) and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We anticipate that we will incur additional employee salaries and related expenses, professional service fees and other corporate expenses related to the growth of our business and operations in the future. As such, we expect general and administrative expenses to increase in absolute dollars in the future.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 and 2014

The following is a tabular presentation of our condensed consolidated operating results for the three months ended June 30, 2015 compared to our condensed consolidated operating results for the three months ended June 30, 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Net revenue	$53,071	$41,111	$11,960	29%
Costs of revenue	26,343	21,088	5,255	25%
Gross profit	26,728	20,023	6,705
Gross margin	50%	49%
Operating expenses:
Selling and marketing	16,264	13,005	3,259	25%
Research and development	7,040	5,478	1,562	29%
General and administrative	8,871	7,417	1,454	20%
Total operating expenses	32,175	25,900	6,275
Loss from operations	(5,447)	(5,877)	430
Other expense	(1,711)	(82)	(1,629)
Loss before income taxes	(7,158)	(5,959)	(1,199)
Income tax expense	(132)	9,387	(9,519)
Net loss	$(7,290)	$3,428	$(10,718)

Net revenue

Net revenues increased $12.0 million or 29% to $53.1 million during the three months ended June 30, 2015 compared to net revenues of $41.1 million during the same period in 2014. The increase to net revenue relates to an increase of $9.9 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact suite of cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition of that company in May 2014. Network connectivity segment revenue increased $2.1 million as the increase of Network connectivity revenue associated with our inContact suite of cloud software solution customers exceeded the attrition of our Network connectivity-only customers. The growth in Software revenue more than offset the decrease in Unify minimum purchase commitment revenue.

We recognized $1.7 million of software revenue during the three months ended June 30, 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during the three months ended June 30, 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 12 – Related Party Transactions.

Costs of revenue and gross margin

Costs of revenue increased $5.3 million or 25% to $26.3 million during the three months ended June 30, 2015 compared to $21.1 million for the same period in 2014. Gross margin increased one percentage point to 50% for the three months ended June 30, 2015 from 49% for the same period in 2014. Gross margin primarily increased as a result of higher gross margin Software revenue growing at a greater rate than Network connectivity revenue, which has comparatively lower gross margin.  The growth in Software gross margin more than offset the decrease in the Unify revenue minimum purchase commitment gross margin, increased amortization of intangible assets from business acquisitions, greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and increased costs related to the sale of third party vendor software services.

Selling and marketing

Selling and marketing expenses increased $3.3 million or 25% to $16.3 million during the three months ended June 30, 2015 from $13.0 million for the same period in 2014. This increase is primarily a result of headcount additions, including Uptivity acquisition headcount additions, for direct and channel sales employees, increased commissions as a result of increased revenue and headcount.

Research and development

Research and development expense increased $1.6 million or 29% to $7.0 million during the three months ended June 30, 2015 from $5.5 million during the same period in 2014. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including Uptivity acquisition headcount additions.

General and administrative

General and administrative expense increased $1.4 million or 20% to $8.9 million during the three months ended June 30, 2015 compared to $7.4 million during the same period in 2014. The increase is primarily due to increased costs incurred to support our domestic and international business expansion, including Uptivity acquisition headcount additions.

Other expense

Other expense increased $1.6 million to $1.7 million during the three months ended June 30, 2015 from $82,000 for the same period in 2014. The increase is primarily due to interest related to the Convertible Notes issued on March 30, 2015.

Income taxes

Benefit (provision) for income taxes for the three months ended June 30, 2015, which consists of various state income taxes and foreign taxes, was ($132,000) compared to $9.4 million for the same period in 2014. The tax benefit in the second quarter of 2014 was due to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value and acquired intangibles resulted in a partial reversal of the valuation allowance upon consolidation.

Six Months Ended June 30, 2015 and 2014

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2015 compared to our condensed consolidated operating results for the six months ended June 30, 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Net revenue	$104,409	$78,165	$26,244	34%
Costs of revenue	51,851	40,161	11,690	29%
Gross profit	52,558	38,004	14,554
Gross margin	50%	49%
Operating expenses:
Selling and marketing	31,739	23,061	8,678	38%
Research and development	13,693	9,238	4,455	48%
General and administrative	17,949	13,025	4,924	38%
Total operating expenses	63,381	45,324	18,057
Loss from operations	(10,823)	(7,320)	(3,503)
Other expense	(2,144)	(344)	(1,800)
Loss before income taxes	(12,967)	(7,664)	(5,303)
Income tax (benefit) expense	(311)	9,368	(9,679)
Net loss	$(13,278)	$1,704	$(14,982)

Revenue

Total revenues increased $26.2 million or 34% to $104.4 million during the six months ended June 30, 2015 compared to revenues of $78.2 million during the same period in 2014. The increase relates to an increase of $22.3 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact portfolio of cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014. Network connectivity segment revenue increased $3.9 million as the increase of Network connectivity revenue associated with our inContact portfolio customers exceeded the attrition of our Network connectivity only customers. The growth in Software revenue more than offset the decrease in Unify minimum purchase commitment revenue.

We recognized $3.4 million of software revenue during the six months ended June 30, 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during the six months ended June 30, 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 12 – Related Party Transactions.

Costs of revenue and gross margin

Costs of revenue increased $11.7 million or 29% to $51.8 million during the six months ended June 30, 2015 compared to $40.2 million for the same period in 2014. Gross margin increased one percentage point to 50% for the six months ended June 30, 2015 compared to 49% for the same period in 2014. Gross margin primarily increased as a result of higher gross margin Software revenue growing at a greater rate than Network connectivity revenue, which has comparatively lower gross margin.  The growth in Software gross margin more than offset the decrease in Unify minimum purchase commitment gross margin, increased amortization of intangible assets from business acquisitions, greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and increased costs related to the sale of third party vendor software services.

Selling and marketing

Selling and marketing expenses increased $8.7 million or 38% to $31.7 million during the six months ended June 30, 2015 from $23.0 million for the same period in 2014. This increase is primarily a result of headcount additions, including Uptivity acquisition headcount additions, for direct and channel sales employees, increased commissions as a result of increased revenue and headcount.

Research and development

Research and development expense increased $4.5 million or 48% to $13.7 million during the six months ended June 30, 2015 from $9.2 million during the same period in 2014. The increase relates to headcount additions, including the Uptivity acquisition, reflecting our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies.

General and administrative

General and administrative expense increased $4.9 million or 38% to $17.9 million during the six months ended June 30, 2015 compared to $13.0 million during the same period in 2014. The increase is primarily due to increased costs incurred to support our domestic and international business expansion, including Uptivity acquisition headcount additions.

Other expense

Other expense increased $1.8 million to $2.1 million during the six months ended June 30, 2015 from $344,000 for the same period in 2014. The increase is primarily due to interest related to the Convertible Notes issued on March 30, 2015.

Income taxes

Benefit (provision) for income taxes for the six months ended June 30, 2015 was ($311,000) compared to $9.4 million for the same period in 2014. The income tax provision in the six months ended June 30, 2014 was due to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value and acquired intangibles resulted in a partial reversal of the valuation allowance upon consolidation.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net revenue	$34,052	$24,198	$9,854	41%	$66,518	$44,207	$22,311	50%
Costs of revenue	14,360	10,233	4,127	40%	28,057	18,468	9,589	52%
Gross profit	19,692	13,965	5,727		38,461	25,739	12,722
Gross margin	58%	58%			58%	58%

Operating expenses:
Direct selling and marketing	14,668	11,501	3,167	28%	28,654	20,315	8,339	41%
Direct research and development	6,659	5,149	1,510	29%	12,952	8,623	4,329	50%
Indirect	8,695	7,299	1,396	19%	17,730	12,774	4,956	39%
Loss from operations	$(10,330)	$(9,984)	$(346)		$(20,875)	$(15,973)	$(4,902)

Three Months Ended June 30, 2015 and 2014

The Software segment revenue increased by $9.9 million or 41% to $34.1 million during the three months ended June 30, 2015 from $24.2 million for the same period in 2014. The increase relates primarily to revenue generated from our inContact suite of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements. The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014. The growth in Software revenue more than offset the decrease in Unify minimum purchase commitment revenue.

We recognized $1.7 million of software revenue during the three months ended June 30, 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during the three months ended June 30, 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 12 – Related Party Transactions.

Gross margin remained consistent at 58% for the three months ended June 30, 2015 compared to the same period in 2014. Gross margin remained consistent primarily as a result of Software revenue growth that offset the decrease in the Unify minimum purchase commitment gross margin, increased amortization of intangible assets from business acquisitions, greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and increased costs related to the sale of third party vendor software services.

Direct selling and marketing expenses in the Software segment increased $3.2 million or 28% to $14.7 million during the three months ended June 30, 2015 compared to $11.5 million for the same period in 2014. The increase in direct selling and marketing expenses in the Software segment is a result of headcount additions, including Uptivity acquisition headcount additions, for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact suite of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended June 30, 2015, we incurred $6.7 million in direct research and development costs, including direct research and development costs generated by Uptivity, compared to $5.1 million for the same period in 2014 and have capitalized an additional $2.2 million of costs incurred during the three months ended June 30, 2015 related to our internally developed software compared to $2.7 million for the same period in 2014.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $1.4 million or 19% to $8.7 million during the three months ended June 30, 2015 from $7.3 million for the same period in 2014 due to the general increase in direct expenses and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Six Months Ended June 30, 2015 and 2014

The Software segment revenue increased by $22.3 million or 50% to $66.5 million during the six months ended June 30, 2015 from $44.2 million for the same period in 2014. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014. The growth in Software revenue more than offset the decrease in Unify minimum purchase commitment revenue.

We recognized $3.4 million of software revenue during the six months ended June 30, 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during the six months ended June 30, 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 12 – Related Party Transactions.

Gross margin remained consistent at 58% for the six months ended June 30, 2015 compared to the same period in 2014. Gross margin remained consistent primarily as a result of Software revenue growth that more than offset the decrease in revenue related to the expiration of the minimum purchase commitment in the third quarter of 2014, increased amortization of intangible assets from business acquisitions, greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and increased costs related to the sale of third party vendor software services.

Direct selling and marketing expenses in the Software segment increased $8.3 million or 41% to $28.7 million during the six months ended June 30, 2015 compared to $20.3 million for the same period in 2014. This increase is a result of headcount additions, including Uptivity acquisition headcount additions, for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the six months ended June 30, 2015, we incurred $13.0 million in direct research and development costs, including direct research and development costs generated by Uptivity, compared to $8.6 million for the same period in 2014 and have capitalized an additional $4.1 million of costs incurred during the six months ended June 30, 2015 related to our internally developed software compared to $5.0 million for the same period in 2014.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $4.9 million or 39% to $17.7 million during the six months ended June 30, 2015 from $12.8 million for the same period in 2014 due to the general increase in indirect expenses and more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net revenue	$19,019	$16,913	$2,106	12%	$37,891	$33,958	$3,933	12%
Costs of revenue	11,983	10,855	1,128	10%	23,794	21,693	2,101	10%
Gross profit	7,036	6,058	978		14,097	12,265	1,832
Gross margin	37%	36%			37%	36%

Operating expenses:
Direct selling and marketing	936	933	3	0%	1,759	1,689	70	4%
Indirect	1,217	1,018	199	20%	2,286	1,923	363	19%
Income from operations	$4,883	$4,107	$776		$10,052	$8,653	$1,399

Three Months Ended June 30, 2015 and 2014

Network connectivity segment revenue increased $2.1 million or 12% to $19.0 million during the three months ended June 30, 2015 compared to $16.9 million for the same period in 2014 due to the increase of Network connectivity revenue associated with our inContact suite customers exceeding the attrition of our Network connectivity-only customers. Our costs of revenue increased 10% due to the increase in revenue.  Network connectivity gross margin increased by 1% due to increased efficiencies in call routing related to our continued investment in technology and lower negotiated direct costs. Selling and marketing expenses were flat over the prior period.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment increased $199,000 or 20% during the three months ended June 30, 2015 compared to the same period in 2014.

Six Months Ended June 30, 2015 and 2014

Network connectivity segment revenue increased $3.9 million or 12% to $37.9 million during the six months ended June 30, 2015 compared to $34.0 million for the same period in 2014 due to the increase of network connectivity revenue associated with our inContact portfolio customers exceeding the attrition of our Network connectivity-only customers. Our costs of revenue increased 10% due to the increase in revenue.  Network connectivity gross margin increased by 1% due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs. Selling and marketing expenses increased $70,000 or 4% during the six months ended June 30, 2015 as compared to the same period in 2014.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment increased $363,000 or 19% during the six months ended June 30, 2015 compared to the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents, short-term investments and cash available from borrowings under our Revolving Credit Agreement, which expires in July 2016. At June 30, 2015, we had $52.8 million of cash and cash equivalents and $64.7 million of short-term investments. In addition, we have access to additional available borrowings of $15.0 million under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements. The Revolving Credit Agreement is collateralized by substantially all our assets.

On March 30, 2015, we issued $115.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the “Convertible Notes”) due April 1, 2022, unless earlier converted by the holder pursuant to their terms.  Net proceeds from the Convertible Notes were approximately $111.2 million, net of transaction fees.  The Convertible Notes pay interest in cash semiannually in arrears at a rate of 2.50% per annum.

We experienced a net loss of $13.3 million during the six months ended June 30, 2015. Significant non-cash expenses affecting operations during the six months ended June 30, 2015 included $10.7 million of depreciation and amortization and $4.2 million of stock-based compensation. The primary uses of our working capital was an increase in other current assets of $1.4 million largely a due to an increase in prepaid software maintenance.  Sources of working capital primarily related to an increase in PCS related deferred revenue associated to the delivery of perpetual licenses as of June 30, 2015.

We used $75.8 million in investing activities related primarily to purchases of investments and purchases of equipment and capitalized internally developed software costs.

Financing activity provided $90.9 million related primarily to the borrowings under the Convertible Notes and the exercise of stock options, partially offset by principal payments on term debt and capital lease obligations, which were fully paid as of June 30, 2015.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations. We expect to rely on internally generated cash, our Revolving Credit Agreement and the proceeds from the Convertible Notes to finance operations and capital requirements. We believe that existing cash and cash equivalents, investments, cash from operations and available borrowings under our Revolving Credit Agreement will be sufficient to meet our cash requirements during the next twelve months.

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

We maintain a portfolio of cash equivalents and investments in a variety of money market funds, commercial paper and marketable debt securities of corporations and municipalities securities. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Fixed-rate securities are subject to market risk so changes in prevailing interest rates may adversely impact their fair market value should interest rates rise. While we do not intend to sell these fixed rate securities prior to maturity based on a sudden change in market interest rates, should we choose to sell these securities in the future, our consolidated operating results or cash flows may be adversely affected. We do not use derivatives or similar instruments to manage our interest rate risk. Due to the high investment quality and relatively short duration of these investments, we do not believe that they present any material exposure to changes in fair market value as a result of changes in interest rates.

The interest rate on our Revolving Credit Agreement is variable so market fluctuations in interest rates may increase our interest expense.

A change in interest rates on our Convertible Notes would not impact the interest expense or carrying value of the Convertible Notes as the coupon rate is fixed. However, the fair market value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the Convertible Notes see Part I, Item 1 “Financial Statements” - Note 3.

ITEM 4.	CONTROLS AND PROCEDURES

Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the period covered by our Original Form 10-Q for the six months ended June 30, 2015. Management concluded that, solely because of the material weakness identified in our internal control over financial reporting disclosed below, our disclosure controls and procedures were not effective as of June 30, 2015.

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

We have implemented a new billing system and a new tax vendor to ensure that tax rates are accurate and updated timely.  We are also implementing new controls related to training our billing team and testing the tax outputs of the billing system. Management believes these initiatives will remediate the material weakness in internal control over financial reporting described above. The Company will test the ongoing operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings see Note 10 to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

Stock repurchases for the three months ended June 30, 2015, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - 30, 2015	$-	$-	-	-
May 1 - 31, 2015 (1)	30	$10.36	-	-
June 1 - 30, 2015 (2)	15	$0.30	-	-
Total shares repurchased	$45	$6.92	-	-

(1)

In May 2015, we received 30,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $308,000 associated with the lapsing of the selling restriction of a restricted stock award.

(2)

In June 2015, we received 15,000 shares of our common stock from an employee as a result of the cancelation of a restricted stock award upon termination of employment. We received a small amount of shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $5,000 associated with the lapsing of the selling restriction of a restricted stock award.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document
10.1	2008 Equity Incentive Plan, as amended through June 10, 2015 (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

This document was filed as exhibits to the Registration Statement on Form S-8 filed by inContact with the Securities and Exchange Commission on August 7, 2015, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: August 7, 2015	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: August 7, 2015	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer