Form 10-Q
period 2015-09-30
inContact, Inc.
filed 2015-10-30
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 26, 2015
Common Stock, $0.0001 par value	61,680,667 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$31,164	$32,414
Restricted cash	81	81
Investments	75,980	-
Accounts and other receivables, net of allowance for uncollectible accounts of $1,957 and $1,816, respectively	39,690	28,126
Other current assets	9,088	6,979
Total current assets	156,003	67,600

Property and equipment, net	40,183	35,077
Intangible assets, net	20,992	24,768
Goodwill	39,247	39,247
Other assets	2,087	2,078
Total assets	$258,512	$168,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$13,611	$11,031
Accrued liabilities	14,096	13,259
Accrued commissions	4,195	3,407
Current portion of deferred revenue	12,313	8,439
Current portion of debt and capital lease obligations	-	4,095
Total current liabilities	44,215	40,231

Long-term debt and capital lease obligations	80,940	18,543
Deferred rent	5	28
Deferred tax liability	795	795
Deferred revenue	6,121	5,749
Total liabilities	132,076	65,346

Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 61,676 and 61,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	6	6
Additional paid-in capital	251,100	209,047
Accumulated deficit	(124,635)	(105,629)
Accumulated other comprehensive loss	(35)	-
Total stockholders' equity	126,436	103,424
Total liabilities and stockholders' equity	$258,512	$168,770

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net revenue:
Software	$36,709	$26,286	$103,227	$70,493
Network connectivity	19,369	17,909	57,260	51,867
Total net revenue	56,078	44,195	160,487	122,360
Costs of revenue:
Software	14,815	12,018	42,872	30,486
Network connectivity	12,278	11,316	36,072	33,009
Total costs of revenue	27,093	23,334	78,944	63,495
Gross profit	28,985	20,861	81,543	58,865
Operating expenses:
Selling and marketing	17,810	13,541	49,549	36,602
Research and development	7,328	6,316	21,021	15,554
General and administrative	7,750	7,500	25,699	20,525
Total operating expenses	32,888	27,357	96,269	72,681
Loss from operations	(3,903)	(6,496)	(14,726)	(13,816)
Other income (expense):
Interest expense	(1,738)	(83)	(3,940)	(278)
Interest income	125	-	183	-
Other income (expense)	1	1	1	(148)
Total other expense	(1,612)	(82)	(3,756)	(426)
Loss before income taxes	(5,515)	(6,578)	(18,482)	(14,242)
Income tax benefit (expense)	(163)	(106)	(474)	9,262
Net loss	$(5,678)	$(6,684)	$(18,956)	$(4,980)
Other comprehensive loss, net of taxes:
Net change in unrealized losses in available- for-sale investments	(15)	-	(35)	-
Comprehensive loss	$(5,693)	$(6,684)	$(18,991)	$(4,980)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.11)	$(0.31)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	61,688	60,429	61,407	58,448

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance at December 31, 2014	61,000	$6	$209,047	-	$-	$(105,629)	$-	$103,424
Common stock received for settlement of taxes and forfeited restricted stock	-	-	-	(121)	(643)	-	-	(643)
Common stock issued for options exercised	467	-	2,314	98	471	(182)	-	2,603
Common stock issued under the employee stock purchase plan	132	-	945	22	160	144	-	1,249
Issuance of restricted stock awards	77	-	-	1	12	(12)	-	-
Stock-based compensation	-	-	6,510	-	-	-	-	6,510
Equity component of convertible note issuance, net of issuance costs	-	-	32,284	-	-	-	-	32,284
Other comprehensive loss	-	-	-	-	-	-	(35)	(35)
Net loss	-	-	-	-	-	(18,956)	-	(18,956)
Balance at September 30, 2015	61,676	$6	$251,100	-	$-	$(124,635)	$(35)	$126,436

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2015	2014
Net loss	$(18,956)	$(4,980)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	7,601	5,447
Amortization of software development costs	4,876	4,300
Amortization of intangible assets	3,776	2,316
Amortization of deferred debt issuance costs	391	24
Stock-based compensation	6,510	5,790
Loss on disposal of property and equipment	-	626
Interest accretion of debt discount	1,843	-
Amortization of investment premium	148	-
Loss on disposal of developed software	148	-
Write-off of contingent liability	-	(146)
Deferred income taxes	-	(9,368)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and other receivables, net	(11,564)	(3,843)
Other current assets	(2,109)	(1,793)
Other non-current assets	11	(333)
Trade accounts payable	2,467	1,875
Accrued liabilities	1,021	(238)
Accrued commissions	787	(122)
Other long-term liabilities	(220)	(145)
Deferred revenue	4,246	3,309
Net cash provided by operating activities	976	2,719
Cash flows from investing activities:
Sales and maturities of investments	13,716	-
Purchases of investments	(89,879)	-
Capitalized software development costs	(7,457)	(8,052)
Purchases of property and equipment	(10,162)	(10,920)
Acquisition of a business, net of cash acquired	-	(11,992)
Payments made for deposits	(19)	(32)
Net cash used in investing activities	(93,801)	(30,996)
Cash flows from financing activities:
Proceeds from exercise of options	2,603	2,009
Proceeds from sale of stock under employee stock purchase plan	1,249	566
Borrowings under term loan	-	1,000
Payment of debt financing fees	-	(45)
Principal payments under debt and capital lease obligations	(11,824)	(3,154)
Purchase of treasury stock	(643)	(162)
Payments under the revolving credit agreement	(11,000)	10,000
Proceeds from issuance of convertible notes, net	111,190	-
Net cash provided by financing activities	91,575	10,214
Net decrease in cash and cash equivalents	(1,250)	(18,063)
Cash and cash equivalents at the beginning of the period	32,414	49,148
Cash and cash equivalents at the end of the period	$31,164	$31,085

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$472	$640
Property and equipment financed through capital leases	$-	$1,702
Issuance of common stock for acquisition of a business	$-	$31,951
Consideration for acquisition of business included in accrued liabilities likely to be paid in cash based on the final calculation of net closing current assets	$-	$1,252

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

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements of inContact and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 4, 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K and changes, if any, are included below.

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

For subscription service contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple Element Arrangements. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact suite of cloud software solutions experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Fees for network connectivity services in multiple element arrangements within the inContact suite of cloud software solutions are based on usage and recognize as revenue in the same manner as fees for telecommunication services discussed in the “Network Connectivity Services Revenue” below.

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

Network Connectivity Service Revenue.  Network Connectivity Services revenue is derived from network connectivity, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our subscription software and allows us to provide the all-in-one inContact suite of cloud software solutions. Revenue for network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

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

NOTE 2. BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic earnings per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock equivalents, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted stock awards, and potential shares from Convertible Notes. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

As a result of incurring a net loss for the three and nine months ended September 30, 2015 and 2014, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The following table summarizes potentially dilutive securities, using the above security classifications (in thousands):

	September 30,
	2015	2014
Stock options	2,765	3,142
Restricted stock awards	1,317	1,397
Potential shares from Convertible Notes	8,082	-
Total potentially dilutive shares	12,164	4,539

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

We held no investments as of December 31, 2014.  The following table summarizes our investments measured at fair value using the above input categories as of September 30, 2015 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$4,132	$-	$4,132
Total cash equivalents	4,132	-	4,132
Investments:
Commercial paper	-	34,084	34,084
Corporate debt securities	-	38,487	38,487
Municipal bonds	-	3,409	3,409
Total investments	-	75,980	75,980
Total assets measured at fair value	$4,132	$75,980	$80,112

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

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible notes	$80,940	$97,526	$-	$-
Revolving credit agreement	-	-	11,000	11,000
Term loans	-	-	10,458	10,458

NOTE 4. INVESTMENTS

Our investments generally consist of money market funds, commercial paper and corporate debt securities and municipal bonds.  All of our investments have original maturity (maturity at the purchase date) of less than 12 months.  Investments with original maturities of three months or less are classified as cash equivalents.

We classify our investments as available-for-sale at the time of purchase and we reevaluate such classification as of each balance sheet date.  These short-term investments are carried at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss.  Amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and is included in interest income.  Interest on securities is included in interest income when earned.  Realized gains and losses on the sale of investments are determined using the specific identification method and recorded in "Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.”

We did not hold investments as of December 31, 2014 and our investments as of September 30, 2015 were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value/Net Carrying Value	Cash and Cash Equivalents	Investments
Money market funds	$4,132	$-	$-	$4,132	$4,132	$-
Commercial paper	34,084	-	-	34,084	-	34,084
Corporate debt securities	38,526	6	(45)	38,487	-	38,487
Municipal bonds	3,405	4	-	3,409	-	3,409
	$80,147	$10	$(45)	$80,112	$4,132	$75,980

At September 30, 2015, we had $45,000 of gross unrealized losses on certain investments. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment that is other-than-temporary. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;
•	the financial condition, credit quality and near-term prospects of the investee; and
•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

We believe that there were no investments held at September 30, 2015 that were other-than-temporarily impaired.  For the nine months ended September 30, 2015, proceeds from sales and maturities of investments were $27.3 million for an immaterial realized gain, $13.5 million of these sales were securities included in cash equivalents.

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

For the quarter ended September 30, 2015, our Condensed Consolidated Financial Statements include approximately $5.2 million and $406,000 of net revenue and net loss, respectively, related to the operations of Uptivity.  For the nine months ended September 30, 2015, our Condensed Consolidated Financial Statements include approximately $15.2 million and $5.2 million of net revenue and net loss, respectively, related to the operations of Uptivity.   The following table presents our unaudited pro forma results of operations of the Company and Uptivity as if the companies had been combined as of January 1, 2013, and includes pro forma adjustments related to the fair value of deferred revenue, amortization of acquired intangible assets and share-based compensation expense. Direct and incremental transaction costs and the tax benefit are excluded from the three and nine months ended September 30, 2015 and 2014 pro forma condensed combined financial information presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	As Reported	Pro forma	As Reported	Pro forma
Net revenue	$56,078	$56,078	$160,487	$160,487
Net loss	(5,678)	(5,358)	(18,956)	(16,826)
Basic and diluted net loss per common share	(0.09)	(0.09)	(0.31)	(0.27)

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	As Reported	Pro forma	As Reported	Pro forma
Net revenue	$44,195	$44,170	$122,360	$129,469
Net loss	(6,684)	(6,470)	(4,980)	(16,912)
Basic and diluted net loss per common share	(0.11)	(0.11)	(0.09)	(0.29)

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved had Uptivity been acquired at the beginning of 2013 or of results that may be obtained in any future period.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	Assets	Amortization	Assets, Net	Assets	Amortization	Assets, Net
Customer lists acquired	$28,123	$(20,296)	$7,827	$28,123	$(18,368)	$9,755
Technology and patents	24,358	(13,142)	11,216	24,358	(11,645)	12,713
Trade names and trademarks	3,190	(1,241)	1,949	3,190	(890)	2,300
Total intangible assets	$55,671	$(34,679)	$20,992	$55,671	$(30,903)	$24,768

Amortization expense was $3.8 million and $2.3 million during the nine months ended September 30, 2015 and 2014, respectively.

Based on the recorded intangibles at September 30, 2015, estimated amortization expense is expected to be $1.2 million during the remainder of 2015, $4.4 million in 2016, $3.8 million in 2017, $3.3 million in 2018, $2.9 million in 2019 and $5.4 million thereafter.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued payroll and other compensation	$4,974	$6,254
Accrued state sales taxes	4,122	3,881
Accrued vendor charges	1,141	713
Other	3,859	2,411
Total accrued liabilities	$14,096	$13,259

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

As of September 30, 2015, the Convertible Notes were not convertible.

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

Based on the closing market price of our common stock on September 30, 2015, the if-converted value of the Convertible Notes was less than the aggregate principal amount of the Convertible Notes and has the following balance (in thousands):

September 30,
2015
2.50% Convertible Notes, bearing interest at 2.50% payable semi-annually with final principal payment to be made April 1, 2022	$115,000
Unamortized debt discount	(31,549)
Debt issuance costs	(2,511)
Net Convertible Notes	$80,940

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which was subsequently amended in June 2013 and August 2014. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR.  We drew $11.0 million on the Revolving Credit Agreement in December 2014, which was repaid in March 2015. There was $15.0 million of unused commitment at September 30, 2015, based on the maximum available advance amount calculated on the September 20, 2015 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears.  In August 2014, we amended certain terms of the Revolving Credit Agreement with Zions (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which is only applicable if net cash is less than $2.5 million, increased the amount of additional debt from $200,000 to $600,000 for each of the calendar years ending December 31, 2014, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2014, 2015 and 2016 and $500,000 for each calendar year thereafter. There was no balance on the Revolving Credit Agreement at September 30, 2015.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in August 2014. As of September 30, 2015, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.9 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.9 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the Revolving Credit Agreement’s covenants at September 30, 2015.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Term Loans

We entered into three term loan agreements (“Term Loans”) with Zions.  We drew $4.0 million, $3.0 million, $1.0 million and $5.0 million from the Term Loans in April 2013, December 2013, June 2014 and December 2014, respectively. Interest on the Term Loans was due monthly in arrears and the principal was payable in 36 equal monthly installments. The interest rate on the Term Loans is between 4.0% and 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR.

The financial covenants of the Term Loans were the same as the Revolving Credit Agreement, were collateralized by the same assets as the Revolving Credit Agreement and could be prepaid without penalty or premium.  During the nine months ended September 30, 2015, we paid $10.4 million of total term loan principal to Zions. There was no balance on the term loans at September 30, 2015.

Capital Leases

During the nine months ended September 30, 2015, we paid $1.4 million of capital lease obligations. There was no capital lease obligation as of September 30, 2015.

Interest Expense:

The following table presents the components of interest expense incurred on the Convertible Notes and on other borrowings (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
2.50% Convertible Notes:
Interest expense at 2.50% coupon rate	$725	$1,449
Interest accretion of debt discount	921	1,843
Amortization of deferred debt issuance costs	92	193
Total interest from 2.50% Convertible Notes	1,738	3,485
Other Borrowings:
Interest from other borrowings	-	455
Total interest	$1,738	$3,940

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Other Borrowings:
Interest from other borrowings	$83	$278
Total interest	$83	$278

NOTE 9. CAPITAL TRANSACTIONS

During the nine months ended September 30, 2015, we received 121,000 shares of our common stock from cancelled restricted stock awards from separated employees and for the settlement of $643,000 in payroll taxes, associated with the lapsing of the selling restriction of restricted stock awards.

From the exercise of stock options, we issued 467,000 shares of common stock and 98,000 shares of treasury stock for proceeds of $2.6 million during the nine months ended September 30, 2015.  We issued 77,000 shares of common stock and 1,000 shares of treasury stock as a result of the vesting of restricted stock awards.  We issued 132,000 shares of common stock and 22,000 shares of treasury stock for proceeds of $1.2 million under the employee stock purchase plan during the nine months ended September 30, 2015.

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

On January 15, 2014, Microlog Corporation (“Microlog”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999, alleging that we are infringing one or more claims made in U.S. Patent No. 7,092,509 (the “’509 Patent”), entitled “Contact Center System Capable of Handling Multiple Media Types of Contacts and Method for Using the Same.”  Microlog is seeking a declaratory judgment, injunctive relief, damages and an ongoing royalty, and costs, including attorney’s fees and expenses.  In December 2014 inContact filed a Motion for Judgment on the Pleadings which is pending before the Court.  inContact also filed a petition for Inter Partes Review of the 509 Patent in January 2015 before the United States Patent and Trademark Office Patent Trial and Appeal board, and the PTAB has instituted the Inter Partes Review for the 509 Patent on all claims included in our petition.  We are defending the claims vigorously.  However, no estimate of the loss or range of loss can be made at this time.

On March 20, 2014, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 14-360, alleging that inContact is infringing one or more claims made in U.S. Patent No. 6,311,231 (the “’231 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”;  U.S. Patent No. 6,668,286 (the “’286 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”; U.S. Patent No. 7,159,043 (the “’043 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System”; and U.S. Patent No. 8,438,314 (the “’314 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contract Channel Changing System”.  Pragmatus is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. We are defending the claims vigorously. On July 9, 2015 the United States District Court for the District of Delaware granted defendants Motion to Dismiss the Amended Complaint for failing to claim patent-eligible subject matter in relation to one of the four patent claims. The Court has scheduled oral argument on the Defendant motion to Dismiss the amended complaints as to the remaining asserted patents for failure to claim patent-eligible subject matter. At this time, no estimate of loss or range of loss can be made.

On May 2, 2014, Info Directions, Inc. (“IDI”) notified inContact of a Demand for Arbitration regarding a dispute related to the Software as a Service Agreement between IDI and inContact dated December 19, 2012 pursuant to which IDI was to provide inContact with billing systems software.  IDI has asserted damages totaling at least $3.6 million.  inContact has asserted counterclaims and is defending this arbitration vigorously. Management believes the allegations and alleged damages set forth in IDI's Arbitration Demand to be without merit. We are defending the claims vigorously. However, at this time, no estimate of loss or range of loss can be made.

We are the subject of certain additional legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

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

We record stock-based compensation expense (including stock options, restricted stock and employee stock purchase plan) to the same departments where cash compensation is recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Costs of revenue	$272	$217	$810	$599
Selling and marketing	419	962	1,024	1,713
Research and development	627	586	1,809	1,340
General and administrative	983	1,072	2,867	2,138
Total stock-based compensation expense	$2,301	$2,837	$6,510	$5,790

We utilize the Black-Scholes model to determine the estimated fair value for grants of stock options. The Black-Scholes model requires the use of subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term, expected dividend yield, the risk-free interest rate and the price volatility of the underlying stock. The expected dividend yield is zero, based on our historical dividend rates and our intent to not declare dividends for the foreseeable future. Risk-free interest rates are based on U.S. treasury rates. Volatility is based on historical stock prices over a period equal to the estimated life of the option. Stock options are issued with exercise prices representing the current market price of our common stock on the date of grant.  Prior to December 31, 2013, stock options were generally subject to a three-year vesting period with a contractual term of five years. Stock options issued subsequent to December 31, 2013 are generally subject to a four-year vesting period with a contractual term of ten years.

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the following weighted-average expected assumptions:

	Nine Months Ended September 30,
	2015	2014
Dividend yield	None	None
Volatility	49%	63%
Risk-free interest rate	1.70%	1.95%
Expected life (years)	5.7	5.6

During the nine months ended September 30, 2015, we granted 648,000 stock options with exercise prices ranging from $8.54 to $11.90 and a weighted-average fair value of $4.35 and 750,000 restricted stock awards and units with a weighted-average fair value of $9.41.

As of September 30, 2015, there was $6.1 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 2.0 years.

NOTE 12. RELATED PARTY TRANSACTIONS

We paid our Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the nine months ended September 30, 2015, and 2014 for consulting and other activities, and such amounts have been recognized in our financial statements as general and administrative expenses.  Amounts payable to the Chairman for such services were $7,000 at September 30, 2015 and December 31, 2014.

As a result of the May 2014 acquisition of Uptivity, we are a party to an agreement to sell software and services with a company that is owned by two employees and other minority shareholders of inContact.  Revenue related to this agreement included in our

Condensed Consolidated Statement of Operations and Comprehensive Loss was approximately $9,000 and $262,000 for the three and nine months ended September 30, 2015, respectively, and related accounts receivable at September 30, 2015 was $3,000.

The principal location of the employees from the May 2014 acquisition of Uptivity is in Columbus, Ohio.  Their facility is a 36,000 square foot office that is leased from Cabo Leasing LLC, which is owned by two employees and other minority shareholders of inContact.  The amount of rent for this facility included in our Condensed Consolidated Statement of Operations and Comprehensive Loss was approximately $239,000 and $626,000 for the three and nine months ended September 30, 2015, respectively.

In October 2015, inContact entered into a referral agreement with a sales lead generation company in which two employees and other minority shareholders have individual minority ownership interests.  We will pay commissions under this agreement based on sales generated.  As the agreement was not executed prior to September 30, 2015, there were no transactions under this agreement.

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

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market. Also, Unify paid to inContact a total of $3.5 million in May 2013, which was applied to outstanding amounts owed and the minimum commitment payment obligations of Unify under the reseller agreement through the end of 2013. The unapplied balance of the $3.5 million payment was zero at September 30, 2015. The remaining future minimum commitment payment obligations were paid by Unify in cash.

Under this arrangement, we recognized software revenue of $360,000 and $3.8 million during the three and nine months ended September 30, 2014, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments. Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. Under this arrangement, we recognized no revenue during the three and nine months ended September 30, 2015.

As of September 30, 2015, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, during the year ended December 31, 2014, actual revenue from resold software services was less than the net minimum purchase commitments during the same period. Therefore, we experienced a reduction in software revenue from Unify in the three and nine months ended September 30, 2015, as compared to the same periods in 2014.

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

Operating segment revenues and profitability for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$36,709	$19,369	$56,078	$26,286	$17,909	$44,195
Costs of revenue	14,815	12,278	27,093	12,018	11,316	23,334
Gross profit	21,894	7,091	28,985	14,268	6,593	20,861
Gross margin	60%	37%	52%	54%	37%	47%

Operating expenses:
Direct selling and marketing	16,075	895	16,970	12,087	856	12,943
Direct research and development	6,866	-	6,866	5,961	-	5,961
Indirect	7,943	1,109	9,052	7,615	838	8,453
Total operating expenses	30,884	2,004	32,888	25,663	1,694	27,357
Income (Loss) from operations	$(8,990)	$5,087	$(3,903)	$(11,395)	$4,899	$(6,496)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$103,227	$57,260	$160,487	$70,493	$51,867	$122,360
Costs of revenue	42,872	36,072	78,944	30,486	33,009	63,495
Gross profit	60,355	21,188	81,543	40,007	18,858	58,865
Gross margin	58%	37%	51%	57%	36%	48%

Operating expenses:
Direct selling and marketing	44,729	2,654	47,383	32,401	2,546	34,947
Direct research and development	19,818	-	19,818	14,584	-	14,584
Indirect	25,673	3,395	29,068	20,389	2,761	23,150
Total operating expenses	90,220	6,049	96,269	67,374	5,307	72,681
Income (Loss) from operations	$(29,865)	$15,139	$(14,726)	$(27,367)	$13,551	$(13,816)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Product revenue derived from shipments to customers who purchase our products for resale is generally recognized when such products are shipped (on a “sell-in” basis). We have historically experienced insignificant product returns from resellers, and our payment terms for these customers are similar to those granted to our end-users. If a reseller develops a pattern of payment delinquency, or seeks payment terms significantly longer in duration than our customary arrangements, we defer the revenue until the receipt of cash.  Our arrangements with resellers are periodically reviewed as our business and products change.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 and 2014

The following is a tabular presentation of our condensed consolidated operating results for the three months ended September 30, 2015 compared to our condensed consolidated operating results for the three months ended September 30, 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Net revenue	$56,078	$44,195	$11,883	27%
Costs of revenue	27,093	23,334	3,759	16%
Gross profit	28,985	20,861	8,124
Gross margin	52%	47%
Operating expenses:
Selling and marketing	17,810	13,541	4,269	32%
Research and development	7,328	6,316	1,012	16%
General and administrative	7,750	7,500	250	3%
Total operating expenses	32,888	27,357	5,531
Loss from operations	(3,903)	(6,496)	2,593
Other expense	(1,612)	(82)	(1,530)
Loss before income taxes	(5,515)	(6,578)	1,063
Income tax expense	(163)	(106)	(57)
Net loss	$(5,678)	$(6,684)	$1,006

Net revenue

Net revenues increased $11.9 million or 27% to $56.1 million during the three months ended September 30, 2015 compared to net revenues of $44.2 million during the same period in 2014. The increase to net revenue relates to an increase of $10.4 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact suite of cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  Network connectivity segment revenue increased $1.5 million as the increase of Network connectivity revenue associated with our inContact suite of cloud software solution customers exceeded the attrition of our Network connectivity-only customers.

We recognized $360,000 of software revenue during the three months ended September 30, 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during the three months ended September 30, 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 12 – Related Party Transactions.  The growth in Software revenue during the period more than offset the decrease in Unify minimum purchase commitment revenue.

Costs of revenue and gross margin

Costs of revenue increased $3.8 million or 16% to $27.1 million during the three months ended September 30, 2015 compared to $23.3 million for the same period in 2014. Gross margin increased five percentage points to 52% for the three months ended September 30, 2015 from 47% for the same period in 2014. Gross margin primarily increased as a result of higher gross margin Software revenue growing at a greater rate than Network connectivity revenue, which has comparatively lower gross margin.  The growth in Software gross margin more than offset the decrease in the Unify revenue minimum purchase commitment gross margin, increased amortization of intangible assets from business acquisitions, greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and increased costs related to the sale of third party vendor software services.

Selling and marketing

Selling and marketing expenses increased $4.3 million or 32% to $17.8 million during the three months ended September 30, 2015 from $13.5 million for the same period in 2014. This increase is primarily a result of headcount additions for direct and channel sales employees and increased commissions as a result of increased revenue and headcount.

Research and development

Research and development expense increased $1.0 million or 16% to $7.3 million during the three months ended September 30, 2015 from $6.3 million during the same period in 2014. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions.

General and administrative

General and administrative expense increased $250,000 or 3% to $7.8 million during the three months ended September 30, 2015 compared to $7.5 million during the same period in 2014. The increase is primarily due to increased costs incurred to support our domestic and international business expansion.

Other expense

Other expense increased $1.5 million to $1.6 million during the three months ended September 30, 2015 from $82,000 for the same period in 2014. The increase is primarily due to interest related to the Convertible Notes issued on March 30, 2015.

Income taxes

Income tax expense, which consists of various state income taxes and foreign taxes, was $163,000 for the three months ended September 30, 2015 compared to $106,000 for the same period in 2014.

Nine Months Ended September 30, 2015 and 2014

The following is a tabular presentation of our condensed consolidated operating results for the nine months ended September 30, 2015 compared to our condensed consolidated operating results for the nine months ended September 30, 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Net revenue	$160,487	$122,360	$38,127	31%
Costs of revenue	78,944	63,495	15,449	24%
Gross profit	81,543	58,865	22,678
Gross margin	51%	48%
Operating expenses:
Selling and marketing	49,549	36,602	12,947	35%
Research and development	21,021	15,554	5,467	35%
General and administrative	25,699	20,525	5,174	25%
Total operating expenses	96,269	72,681	23,588
Loss from operations	(14,726)	(13,816)	(910)
Other expense	(3,756)	(426)	(3,330)
Loss before income taxes	(18,482)	(14,242)	(4,240)
Income tax benefit (expense)	(474)	9,262	(9,736)
Net loss	$(18,956)	$(4,980)	$(13,976)

Revenue

Total revenues increased $38.1 million or 31% to $160.5 million during the nine months ended September 30, 2015 compared to revenues of $122.4 million during the same period in 2014. The increase relates to an increase of $32.7 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact portfolio of cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  Network connectivity segment revenue increased

$5.4 million as the increase of Network connectivity revenue associated with our inContact portfolio customers exceeded the attrition of our Network connectivity only customers.

We recognized $3.8 million of software revenue during the nine months ended September 30, 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during the nine months ended September 30, 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 12 – Related Party Transactions.  The growth in Software revenue during the period more than offset the decrease in Unify minimum purchase commitment revenue.

Costs of revenue and gross margin

Costs of revenue increased $15.4 million or 24% to $78.9 million during the nine months ended September 30, 2015 compared to $63.5 million for the same period in 2014. Gross margin increased three percentage points to 51% for the nine months ended September 30, 2015 compared to 48% for the same period in 2014. Gross margin primarily increased as a result of higher gross margin Software revenue growing at a greater rate than Network connectivity revenue, which has comparatively lower gross margin.  The growth in Software gross margin more than offset the decrease in Unify minimum purchase commitment gross margin, increased amortization of intangible assets from business acquisitions, greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and increased costs related to the sale of third party vendor software services.

Selling and marketing

Selling and marketing expenses increased $12.9 million or 35% to $49.5 million during the nine months ended September 30, 2015 from $36.6 million for the same period in 2014. This increase is primarily a result of headcount additions, including Uptivity acquisition headcount additions, for direct and channel sales employees and increased commissions as a result of increased revenue and headcount.

Research and development

Research and development expense increased $5.5 million or 35% to $21.0 million during the nine months ended September 30, 2015 from $15.6 million during the same period in 2014. The increase relates to headcount additions, including the Uptivity acquisition, reflecting our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions.

General and administrative

General and administrative expense increased $5.2 million or 25% to $25.7 million during the nine months ended September 30, 2015 compared to $20.5 million during the same period in 2014. The increase is primarily due to increased costs incurred to support our domestic and international business expansion, including Uptivity acquisition headcount additions.

Other expense

Other expense increased $3.3 million to $3.8 million during the nine months ended September 30, 2015 from $426,000 for the same period in 2014. The increase is primarily due to interest related to the Convertible Notes issued on March 30, 2015.

Income taxes

The provision for income taxes for the nine months ended September 30, 2015 was $474,000 compared to $9.3 million benefit for the same period in 2014. The income tax benefit in the nine months ended September 30, 2014 was due to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value and acquired intangibles resulted in a partial reversal of the valuation allowance upon consolidation.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net revenue	$36,709	$26,286	$10,423	40%	$103,227	$70,493	$32,734	46%
Costs of revenue	14,815	12,018	2,797	23%	42,872	30,486	12,386	41%
Gross profit	21,894	14,268	7,626		60,355	40,007	20,348
Gross margin	60%	54%			58%	57%

Operating expenses:
Direct selling and marketing	16,075	12,087	3,988	33%	44,729	32,401	12,328	38%
Direct research and development	6,866	5,961	905	15%	19,818	14,584	5,234	36%
Indirect	7,943	7,615	328	4%	25,673	20,389	5,284	26%
Loss from operations	$(8,990)	$(11,395)	$2,405		$(29,865)	$(27,367)	$(2,498)

Three Months Ended September 30, 2015 and 2014

The Software segment revenue increased by $10.4 million or 40% to $36.7 million during the three months ended September 30, 2015 from $26.3 million for the same period in 2014. The increase relates primarily to revenue generated from our inContact suite of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.

We recognized $360,000 of software revenue during the three months ended September 30, 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during the three months ended September 30, 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 12 – Related Party Transactions.  The growth in Software revenue during the period more than offset the decrease in Unify minimum purchase commitment revenue.

Gross margin increased six percentage points to 60% for the three months ended September 30, 2015 from 54% for the same period in 2014.  Gross margin increased primarily as a result of Software revenue growth that was partially offset by the decrease in the Unify minimum purchase commitment gross margin, increased amortization of intangible assets from business acquisitions, greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and increased costs related to the sale of third party vendor software services.

Direct selling and marketing expenses in the Software segment increased $4.0 million or 33% to $16.1 million during the three months ended September 30, 2015 compared to $12.1 million for the same period in 2014. The increase in direct selling and marketing expenses in the Software segment is a result of headcount additions, for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact suite of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended September 30, 2015, we incurred $6.9 million in direct research and development costs compared to $6.0 million for the same period in 2014 and have capitalized an additional $3.0 million of costs incurred during the three months ended September 30, 2015 related to our internally developed software compared to $3.0 million for the same period in 2014.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $328,000 or 4% to $7.9 million during the three months ended September 30, 2015 from $7.6 million for the same period in 2014 due to the general increase in direct expenses and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Nine Months Ended September 30, 2015 and 2014

The Software segment revenue increased by $32.7 million or 46% to $103.2 million during the nine months ended September 30, 2015 from $70.5 million for the same period in 2014. The increase relates primarily to revenue generated from our inContact portfolio of cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.  The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014.

We recognized $3.8 million of software revenue during the nine months ended September 30, 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during the nine months ended September 30, 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1, Item 1 “Financial Statements” – Note 12 – Related Party Transactions.  The growth in Software revenue during the period more than offset the decrease in Unify minimum purchase commitment revenue.

Gross margin increased by one percentage point to 58% for the nine months ended September 30, 2015 compared to 57% for the same period in 2014. Gross margin increased primarily as a result of Software revenue growth that more than offset the decrease in revenue related to the expiration of the minimum purchase commitment in the third quarter of 2014, increased amortization of intangible assets from business acquisitions, greater professional service personnel costs incurred to service larger mid-market and enterprise customers and to support resellers and increased costs related to the sale of third party vendor software services.

Direct selling and marketing expenses in the Software segment increased $12.3 million or 38% to $44.7 million during the nine months ended September 30, 2015 compared to $32.4 million for the same period in 2014. This increase is a result of headcount additions, including Uptivity acquisition headcount additions, for direct and channel sales employees and employees focused on managing and enhancing our partner relationships and higher levels of investment in marketing efforts to create increased awareness of our inContact portfolio of cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the nine months ended September 30, 2015, we incurred $19.8 million in direct research and development costs, including direct research and development costs generated by Uptivity, compared to $14.6 million for the same period in 2014 and have capitalized an additional $7.5 million of costs incurred during the nine months ended September 30, 2015 related to our internally developed software compared to $8.1 million for the same period in 2014.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $5.3 million or 26% to $25.7 million during the nine months ended September 30, 2015 from $20.4 million for the same period in 2014 due to the general increase in indirect expenses and more indirect costs being allocated to the Software segment with the continued shift in revenue and direct expense mix from the Network connectivity segment to the Software segment.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net revenue	$19,369	$17,909	$1,460	8%	$57,260	$51,867	$5,393	10%
Costs of revenue	12,278	11,316	962	9%	36,072	33,009	3,063	9%
Gross profit	7,091	6,593	498		21,188	18,858	2,330
Gross margin	37%	37%			37%	36%

Operating expenses:
Direct selling and marketing	895	856	39	5%	2,654	2,546	108	4%
Indirect	1,109	838	271	32%	3,395	2,761	634	23%
Income from operations	$5,087	$4,899	$188		$15,139	$13,551	$1,588

Three Months Ended September 30, 2015 and 2014

Network connectivity segment revenue increased $1.5 million or 8% to $19.4 million during the three months ended September 30, 2015 compared to $17.9 million for the same period in 2014 due to the increase of Network connectivity revenue associated with our inContact suite customers exceeding the attrition of our Network connectivity-only customers. Our costs of revenue increased 9% due to the increase in revenue.  Network connectivity gross margin remained constant at 37%. Selling and marketing expenses were flat over the prior period.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment increased $271,000 or 32% during the three months ended September 30, 2015 compared to the same period in 2014.

Nine Months Ended September 30, 2015 and 2014

Network connectivity segment revenue increased $5.4 million or 10% to $57.3 million during the nine months ended September 30, 2015 compared to $51.9 million for the same period in 2014 due to the increase of network connectivity revenue associated with our inContact portfolio customers exceeding the attrition of our Network connectivity-only customers. Our costs of revenue increased 9% due to the increase in revenue.  Network connectivity gross margin increased by 1% due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs. Selling and marketing expenses increased $108,000 or 4% during the nine months ended September 30, 2015 as compared to the same period in 2014.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment increased $634,000 or 23% during the nine months ended September 30, 2015 compared to the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents, short-term investments and cash available from borrowings under our Revolving Credit Agreement, which expires in July 2016. At September 30, 2015, we had $31.2 million of cash and cash equivalents and $76.0 million of short-term investments. In addition, we have access to additional available borrowings of $15.0 million under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements. The Revolving Credit Agreement is collateralized by substantially all our assets.

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

We experienced a net loss of $19.0 million during the nine months ended September 30, 2015. Significant non-cash expenses affecting operations during the nine months ended September 30, 2015 included $16.3 million of depreciation and amortization and $6.5 million of stock-based compensation. The primary uses of our working capital was an increase in accounts receivable of $11.6 million due to an increase in sales and the timing of collection and an increase in other current assets of $2.1 million largely due to an increase in prepaid software maintenance.  Sources of working capital primarily related to maturities of investments of $13.7 million, an increase of $4.2 million in PCS related deferred revenue associated to the delivery of perpetual licenses as of September 30, 2015, and an increase in accounts payable of $2.5 million due to the timing of the receipt and payment of vendor invoices.

We used $93.8 million in investing activities related primarily to purchases of investments and purchases of equipment and capitalized internally developed software costs.

Financing activity provided $91.6 million related primarily to the borrowings under the Convertible Notes and the exercise of stock options, partially offset by principal payments on term debt and capital lease obligations, which were fully paid as of September 30, 2015.

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

Other than the items below, market risks at September 30, 2015 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 4, 2015.

Cash and Cash Equivalents and Investments

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

Long-Term Debt

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

Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Material Weakness Previously Identified

We previously reported a material weakness in internal control over financial reporting related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K /A for the year ended December 31, 2013, Form 10-K for the year ended December 31, 2014, and Quarterly Reports on Form 10-Q for the quarters during the subsequent period.

Remediation Efforts on Previously Identified Material Weakness

Prior to the end of the third quarter of 2015, we re-assessed and revised our control activities to address the material weakness in our internal control over financial reporting related to the calculation and assessment of state sales tax for certain of our products and services. Specifically, we have implemented a new billing system and a new tax vendor to ensure that tax rates are accurate and updated timely.  We have also implemented new controls related to training our billing and finance teams and testing the accuracy and completeness of the tax inputs and outputs of the billing system. Management has tested these new controls and found them to be effective and has concluded that as of September 30, 2015, this material weakness has been remediated. In addition, the Company will continue to test the ongoing operating effectiveness of the new controls in future periods and will be subject to review and oversight by the Audit Committee of our Board of Directors.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above to remediate the previously reported material weakness, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings see Note 10 to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

ITEM 1A.	RISK FACTORS

Our most recent Annual Report on Form 10-K, as well as other filings with the Securities and Exchange Commission, contain discussions of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to our business and an investment in our common stock.  Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks presented in those filings.  The risks and uncertainties presented in those filings are not the only ones we face.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects, our business, financial condition and results of operations could be seriously harmed.  In that event, the market price for our common stock could decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

Stock repurchases for the three months ended September 30, 2015, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2015 (1)	$44	$2.31	-	-
August 1 - 31, 2015 (2)	1	$7.07	-	-
September 1 - 30, 2015	-	$-	-	-
Total shares repurchased	$45	3.13	-	-

(1)

In July 2015, we received 11,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $105,000 associated with the lapsing of the selling restriction of a restricted stock award.  We received 33,000 shares of our common stock from an employee as a result of the cancelation of a restricted stock award upon termination of employment.

(2)

In August 2015, we received 1,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $18,000 associated with the lapsing of the selling restriction of a restricted stock award.

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

inContact, INC.

Date: October 30, 2015	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: October 30, 2015	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer