Form 10-K
period 2015-12-31
inContact, Inc.
filed 2016-03-04
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $578,595,616.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of February 26, 2016 was 62,088,119.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2015. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this annual report on Form 10-K contains forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. In particular, information appearing under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

•	The highly competitive and evolving nature of the industry in which we compete;
•	Rapid technological changes;
•	Failure by us to implement our strategies;
•	Our ability to keep pace with changing customer needs;
•	Financial difficulties experienced by any of our top customers;
•	Our debt and debt service requirements that restrict our operating and financial flexibility, and impose interest and financing costs;
•	Our ability to attract and retain key personnel;
•	The effects of government regulation;
•	Claims of patent infringement by us or against us; and
•	General economic conditions.

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

Overview

What We Do

inContact (“inContact,” “we,” “us,” “our,” or the “Company”) is a leading provider of contact center solutions that help companies around the world achieve their customer experience goals. We are at the intersection of two major long-term disruptions: first, with the cloud, and second with the “Age of the Customer” wherein customers now have more voice and more choice. Customer experience is rapidly evolving for organizations of any size, a result of the proliferation of digital channels and social media, mobile technology, the need to reduce customer churn and increase loyalty and “always on” consumers. As a result, enterprises seek a customer experience strategy that successfully connects to consumers throughout the customer journey. Every contact or touchpoint on that customer journey is an opportunity to get the customer onboard, complete the sale, increase their loyalty, reduce churn, and otherwise drive greater customer satisfaction.  The contact center is truly the front line in this battle.  We see our role as providing the best performing and widest range of tools to make that contact center cost efficient and effective in driving greater revenues and higher customer satisfaction.

Our complete solution includes the inContact Customer Interaction Platform as a Service, our Expert Service Model and Partner Ecosystem. With over eleven years of experience in the cloud and 19 years as a network connectivity provider, inContact is leading the industry adoption of cloud technology so that companies can operate more efficiently, optimize the cost and quality of every customer interaction, and ensure ongoing customer-centric business improvement and growth. This is demonstrated by supporting over:

•	6 billion interactions per year
•	155,000 agents on our connectivity solutions
•	100 countries where our solutions are in use
•	100 Fortune 500 / Global 2000 customers

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

We operate under two business segments: Software and Network connectivity. The Software segment includes all services related to the delivery of our cloud contact center software solutions. The Network connectivity segment includes all voice and data long distance services provided to customers. Software segment revenue was 65% of total revenue in 2015, 59% in 2014, and 53% in 2013. Please see the financial information on our segments presented in Part IV, Item 15 “Financial Statements” – Note 16 – “Segments.”

Business Developments

In March 2015, we issued $115.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the “Convertible Notes”) due April 1, 2022, unless earlier converted pursuant to their terms by the holders.  Net proceeds from the Convertible Notes were approximately $111.2 million, net of transaction fees.  The Convertible Notes pay interest in cash semiannually in arrears at a rate of 2.50% per annum.

Continuous innovation is part of our DNA at inContact, through our internal R&D efforts, through our partner ecosystem and through strategic acquisitions. In the first quarter of 2016, we closed two technology acquisitions that will greatly accelerate our ability to provide our customers with actionable insights to better understand their customers’ needs and intelligently staff omnichannel contact centers. In both cases, the acquired companies were focused primarily on building new technologies to take to market. They have proven their solutions with mid-market and enterprise customers and built the technology in a multitenant cloud environment.

The first acquisition, Attensity, brings us tremendous opportunity in Big Data and Analytics using natural language processing technology to analyze large amounts of unstructured data. That data explosion comes from a variety of channels including email, text, chat, customer surveys, blogs, communities, social media and other channels. High profile consumer brands generate a tremendous amount of customer dialogue, only a portion of which flows through the contact center. The customer intelligence software from Attensity that we’ve acquired is built on expertise in extracting timely, relevant insights from millions of text-based conversations.

The Attensity big data engine gives us significant capabilities in text-based analytics for all customer experience channels, and it is a significant untapped market for us with an estimated size of $1 billion.

Unstructured data, from emails, text, survey results, trouble tickets, tweets and other social media, includes a wealth of actionable business intelligence. With our newly acquired software, companies can analyze this mountain of unstructured data for compliments or complaints, product or service issues and respond proactively using the resources already available in the contact center. Using patented natural language processing technology, we extract an accurate and meaningful reflection of the underlying sentiment of the comment, the subtle meaning that identifies trends and customer intent. This solution is built for Big Data and can help organizations predict consumer behavior.  We expect with this additional solution we will be a leader in the text based channels that are becoming a key part of our omnichannel queue.  Nearly 40% of contact centers use text and instant messaging, with this number set to increase to over 60% by 2017, representing one of the fasting growing segments in the customer experience area.

The second technology acquisition is AC2 Solutions, a perfect addition to our workforce optimization solution which continues to be a game-changer in the cloud. The new technology is for workforce management (“WFM”) tools that are covered by 5 U.S. patents and will be a big differentiator for us. As companies seek greater efficiency and utilization of their agents through intelligent scheduling, automated workforce management tools can optimize agent scheduling.  These technologies will complement our current workforce optimization solution that we offer to the market today.  The new WFM technologies are used by mid-market and enterprise companies.

The combined purchase consideration was approximately $18.5 million cash and 40,456 restricted shares of the Company’s common stock valued at $370,000 that will vest over two years.  An additional 505,700 restricted shares of our common stock were issued, but not included in the purchase consideration as the shares will vest as services are provided over a two-year period.

We expect the majority of the purchase price of these acquisitions to be allocated to goodwill and acquired intangible assets as the valuation of certain assets and liabilities is ongoing as of the date of this Form 10-K.

Complete Solution: Technology, People, Partners

Companies moving to the cloud for their contact center are looking at the full picture of what a true partner can provide—beyond the technology, to the essential services and partner ecosystem, that together—add up to a reliable, safe choice. We gain competitive advantage by offering a cloud contact center solution with a depth and breadth of technology, an experienced team of professionals as well as key technology and go to market partnerships.

With inContact’s comprehensive approach in the cloud, we are making it easier and more affordable for companies of all sizes to create and manage stand-out customer experiences while meeting their key business metrics.

Products and Services

inContact Customer Interaction Platform as a Service

The inContact Customer Interaction Platform as a Service includes five components that are unified in an all-in-one cloud system that includes:

•	Cloud Infrastructure
•	Voice as a Service
•	Omnichannel Routing
•	Workforce Optimization
•	Analytics

Cloud Infrastructure

Highly scalable, reliable, redundant and secure foundation for inContact’s 24x7 global, carrier-grade infrastructure. An extensible, open platform with over 200 application programming interfaces (“APIs”) that make it easy to customize and integrate with customers’ business systems and solutions from innovation and ecosystem partners.

Voice as a Service

inContact Voice as a Service builds on our unique strength as the only contact center provider that has a global, carrier-grade network. Even though multichannel service is growing, voice is still a critical channel. Our Voice as a Service offering is unique in the industry because it optimizes voice quality for contact centers, is built on inContact’s carrier-grade, global network and includes the most flexibility, connectivity options and monitoring available from any contact center provider.

As part of the complete solution, we are publicly disclosing our voice quality score as measured by industry-standard benchmarks. inContact’s average score for the last four months of 2015 indicates better than very good quality. We now deliver individual voice quality scores for each customer. This is something that no one else in the market can provide.

inContact operates a national connectivity network providing both time-division multiplexing and voice over internet protocol (“VoIP”) connectivity as well as toll-free and local-number services. Incoming calls are routed through a portfolio of partners specially selected for call-quality as well as low-cost services to benefit our customers.  All outgoing calls are handled on the inContact network that was designed from the ground up to support a broad range of software applications.

Our connectivity network is the backbone of the inContact Customer Interaction Platform as a Service as our customers’ calls are routed across our carrier-grade network. Our ability to provide network connectivity as well as cloud software products and services creates a strong competitive advantage for those customers who are looking for a single source supplier for both these services.

Omnichannel Routing

Cloud multimedia routing for all customer interactions, including traditional channels such as inbound / outbound voice, voicemail, email, chat, work items, interactive voice response (“IVR”), voice portal and self-service, as well as newer channels such as social media and short messaging services (“SMS”). Cloud multimedia routing includes pre-built integrations and APIs for customer relationship management (“CRM”), unified communications and other inContact ecosystem partners.

•

inContact ACD™: The goal of an Automatic Call Distributor (“ACD”) is to get callers to the right agent as quickly as possible. inContact provides advanced multi-channel routing functionality along with the management tools required for our customers to monitor and manage the process. inContact ACD includes skills-based routing, universal contact queues, automatic call back, and inbound/outbound call blending. Dynamic connections with the database enhance the call routing even further by leveraging real-time data for routing decisions to improve the caller experience. inContact ACD is also capable of aggregating multiple contact center sites into a single entity for improved management and reporting of large, complex contact center operations.

•

inContact IVR™: inContact Interactive Voice Response is a robust IVR that delivers a typical initial caller experience. IVR is the key to good self-service and assists the caller to get to the appropriate live-agent service. inContact IVR is unique because of the robust drag-and-drop utility that is used to create specialized call flows that are unique to each customer. Customers can retain control and develop the call flows for themselves or engage our professional services team to create a tailor made solution to create unique workflows.

•

inContact MAX—My Agent eXperience™ : Designed to improve agent experience and efficiency, this context-sensitive and dynamic interface is architected to support agents handling omnichannel experiences across the customer journey.

•

inContact Personal Connection® Outbound: inContact Personal Connection dialer solution is based on patented technology which eliminates legacy dialers’ awkward delays in greeting the caller. Since the agent is connected before the customer answers, the telltale pause and delayed hello are avoided. Agents can have more productive conversations with customers which translates into higher contact center revenues.

•

inContact CTI™: Computer Telephony Integration (“CTI”) leverages the customer database to deliver a caller experience based on data relevant to the caller. inContact CTI integrates with customer data servers to provide agents with pre-populated customer data that reduce contact handling times. inContact CTI can also link IVR applications with transaction databases, enabling caller self-service and reducing the need for agents where appropriate.

•

inContact Integrations: inContact was designed from the ground up to be open and integrate with various hardware and software solutions already in place at our customers’ sites. inContact can overlay an existing private branch exchange (“PBX”), while communicating hand-in-hand with the CRM solutions used by our customers.

Workforce Optimization

•

inContact Workforce Optimization: Robust solution in the cloud to help organizations transform the quality of customer interactions by improving agent performance, by optimizing operations and by intelligently automating actions and assignments between workforce optimization applications (“WFO”) and the core contact center ACD and routing engine.

•

inContact Workforce Management™: inContact Workforce Management (“WFM”) helps our customers forecast demand, schedule their workforce, analyze and optimize staffing and report real-time adherence in their contact centers. inContact WFM includes analysis to predict service levels, abandon rates and queue times as well as a break/lunch optimization wizard to improve staffing efficiency. In addition, agents can review their schedule, set up schedule preferences, request time off, and swap shifts with other agents on their own.

•

inContact Quality Management™: inContact’s Quality Management Software provides insights into agent performance and customer satisfaction. It works by scoring agent performance against objectives that a customer can define and monitor. The quality management scorecard then provides specific details about each agent’s performance that can be used to guide training and coaching programs.

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

Analytics

•	inContact Reporting: Flexible and detailed reporting includes pre-built and customer reports as well as direct data access.
•

inContact Analytics-Driven Quality: inContact Analytics-Driven Quality software helps customers capture, evaluate, and learn from customer interactions using audio files. This speech analytics solution examines unstructured audio files and automatically surfaces customer behavior indicators. This helps our customers increase revenue, manage performance, processes, and costs, and enhance their customers’ satisfaction.

•	inContact inView: inContact inView is an optimization solution that aggregates performance data from disparate systems and acts on the data with proven business improvement processes.

Expert Service Model

inContact provides an expert service model backed by a team of specialists with deep experience in contact center operations, cloud, voice technology and customer interactions.  To achieve their goals, inContact customers have access to dedicated business managers who provide the knowledge, processes and best practices that they need to get the full benefit of the inContact solution. We also provide full education and training as well as online knowledge resources.

•

Business Partner Service Team: Business partners deliver personalized service starting from implementation and deployment and continuing to support and help optimize the inContact solution to fit the unique needs of individual customers.

•	Cloud and Contact Center Experts: Our technologists bring in-depth knowledge and experience to help customize and support customers with sophisticated needs and unique operational requirements.
•	Global, 24/7 Service Support and Maintenance: Our customer service personnel are available during extended business hours and also provide emergency service 24 hours a day, seven days a week

Partner Ecosystem

inContact has built a rich ecosystem of partners that includes trusted leaders in CRM, unified communications (“UC”) and leading carrier networks. These relationships benefit inContact because they introduce us to new sales channels and they add scalability to our sales, implementation, professional services and support operations.

In 2015, we greatly expanded our third-party developer program, inCloud®.  This program supports the rapidly expanding community of partners, third-party developers and customers that are building on the inContact Customer Interaction Platform as a Service.  We now have over 75 partners participating in the program. The inContact developer portal includes over 200 API as well as software development kits, code samples and best practices. This has created a powerful competitive advantage in winning deals and provided additional sources of leads and referrals.

The Power of the Cloud Model

The cloud model enables subscribers to access a wide variety of software solutions that are developed specifically for delivery over the Internet on a pay-as-you-go basis. Purchasing cloud software solutions offers advantages to businesses over traditional software licensing and delivery models, including the following:

•	Operational expense rather than a capital expense;
•	Overlay existing infrastructure without additional investment;
•	Low up-front expenditure reduces risk and is especially appealing in a challenging economic climate;
•	Remove complexity of day-to-day management;
•	Ability to use at-home agents or multi-site workforces because the service is delivered over the Internet and can be accessed from any location;
•	Continued access to state-of-the-art technology with no need to install and manage third-party hardware and software in-house and avoidance of technology lock-in;
•	Ability to scale as business needs change; and
•	Instant built-in scalability, redundancy, security, service delivery and IT expertise.

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

•

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

Market Leadership

In 2015, inContact was recognized by several leading industry analysts as a market leader. Having key contact center analysts now reporting on the cloud is an important indicator of the growth and widespread interest in the cloud market—among companies of all sizes and in all verticals. In Gartner’s inaugural Magic Quadrant for Contact Center as a Service1, inContact was placed in the leader quadrant with high ratings in both ability to execute and completeness of vision. In addition, Ovum recognized inContact as a Market Leader in the 2015 Ovum Decision Matrix2, with top scores in technology, ease of implementation and customer satisfaction. Finally,

[1]	Gartner Magic Quadrant for Contact Center as a Service, North America, October 2015
[2]	Ovum Decision Matrix: Selecting a Multichannel Cloud Contact Center Solution, 2015–16

Frost & Sullivan has recognized inContact with the 2015 Customer Value Leadership Award3 for the Contact Center Industry. This award is significant to us because it is given once a year to a “company that consistently deepens customer relationships by offering superior products and services that deliver a clear, demonstrable ROI.”

Target Market Segments

Using research from our own customer base and third party market data, we have identified the following as key target market segments for the inContact Customer Interaction Platform as a service:

•	Small and Medium-sized Business (“SMB”);
•	Enterprise;
•	Government; and
•	Business Processing Outsourcing (“BPO”).

These target customers are most often found in the following five key vertical markets:

•	Customer Services and Sales BPOs – key drivers are adding capacity quickly for new campaigns and customers and decreasing cost, but enhancing quality and service levels;
•	Retail and Direct Response – key drivers are seasonality and increasing cross-sell and up-sell opportunities;
•	Healthcare Providers – key drivers are healthcare regulations, HIPAA and increased competition for consumer dollars;
•	Utilities – key drivers are regulatory pressures, increased competition and proactive service communications; and
•	State and Local Government – key driver is increased need for cost-effective citizen services.

We believe these five vertical markets have market dynamics or regulatory requirements that help drive adoption of cloud based solutions.

Sales and Marketing

Marketing continues to be a strategic growth engine for inContact, as we have in place a sophisticated system of generating qualified leads and converting inquiries into sales opportunities and revenue. In 2015, we continued our demand generation programs and targeted marketing activities to accelerate sales growth. We are driving new growth and expansion with customers and partners with these key strategies:

•	Build a strong, consistent and recognizable brand across the contact center industry and consistently promote and communicate our value proposition;
•	Expand customer advocacy by involving customer champions in field and industry events, thought leadership and media outreach;
•	Increase our public relations presence and deepen our relationships with key industry analysts;
•	Leverage social media to build a strong inContact community and engage prospects, customers and industry influencers;
•	Increase scale and impact of demand generation programs with digital media, search engine optimization and targeted email;
•	Increase presence at key industry, partner and vertical events, as well as supporting regional sales teams; and
•	Nurture relationships with prospects for more effective conversion to qualified opportunities.

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

[3]	Frost & Sullivan 2015 North American Contact Center Solutions Customer Value Leadership Award

Technology and Research and Development

Technology

We believe that our cloud technology platform enables us to develop functionality and deliver it to customers more efficiently than traditional premise or enterprise software vendors. We do not provide software that must be written to different operating systems, database and hardware platforms, or that is dependent upon a customer’s unique systems environment. Rather, we have optimized our inContact cloud software solutions to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, usability and functionality of our inContact cloud software solutions drive our technology decisions and product direction.

We built our inContact cloud software solutions as a highly scalable, multi-tenant application written in C#, Microsoft.Net and SQL server. We use commercially available hardware and a combination of proprietary and commercially available software to provide our inContact cloud software solutions. Our core ACD server is commercially available hardware and runs a proprietary software engine. We have other custom-built core services such as voice-stream session management, database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our inContact cloud software solutions.

Our inContact cloud software solutions treats all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our software services across our customer base. In addition, because we do not have to manage many distinct applications with their own custom business logic and database schemas, we believe we can scale our business faster than traditional software vendors, even those that have modified their products to be accessible over the Internet. This allows us to focus the majority of our resources on building new functionality to deliver to our entire customer base rather than on maintaining an infrastructure to support each of their distinct applications.

The infrastructure of our inContact cloud software solutions and VoIP technologies has both system redundancy within the applications as well as geographical redundancy with data centers in Los Angeles and Dallas in the United States and Munich and Frankfurt in Germany. Full backups of all our core customer data are performed weekly and differential backups are performed nightly. Transaction log backups take place every 30 minutes. We use secure sockets layer (“SSL”) encryption to protect sensitive areas of our customer information and service-oriented websites. Remote access to our systems is made possible through a 168-bit encrypted Virtual Private Network. System passwords are changed on a periodic basis and stored in a secure folder with restricted access. All local computers are scanned for viruses on a real-time basis and report to a central server. We believe our backup, maintenance and security systems are adequate for preserving the delivery of service to our customers and operation of our business without significant outages or interruptions.

Research and Development

We incurred research and development expenses of $29.3 million in 2015, $22.4 million in 2014 and $12.6 million in 2013 primarily related to the development of our inContact cloud contact center software solutions. We continue to invest a significant portion of our revenue in research and development to leverage our strategic position as a technology provider. Our research and development efforts are focused on improving the features, functionality and security of our existing service offerings as well as developing new proprietary services. In addition, from time to time we supplement our internal research and development activities with outside development resources and acquired technology. In the case of our inContact cloud software solutions and its common, multi-tenant application architecture, we are able to provide all of our customers with a service based upon a single version of our applications. We are able to upgrade all of our customers at the same time with each release.

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

We have research and development staff located in Bolivia and in the Philippines, which provides us with a low cost approach to additional engineering and support resources for mid-market customers.

Acquiring Intellectual Property

We intend to pursue strategic acquisitions of intellectual property by direct acquisition of the technology or the company that owns the technology. We will rely primarily on our internal technical staff and our executive officers to identify prospective acquisitions, perform due diligence, negotiate contracts, and subsequently integrate the acquired technology or companies. We do not expect to acquire any technology unless the persons responsible for its development will remain, for some period of time, committed on a full-time basis, to further the development and integration of the new technology into our cloud software solutions. We intend to use a combination of available cash, debt, long-term earnout arrangements and equity as consideration in future acquisitions.

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

As of December 31, 2015, we hold 17 United States patents and additional United States patent applications are pending. Our patents expire between 2027 and 2035. We cannot predict whether our pending patent applications will result in issued patents. Our patents and patent applications concern our inContact cloud software solutions and platform infrastructure. The following are our registered trademarks in the U.S. and elsewhere:

•	inContact®
•	inTouch®
•	ECHO®
•	inCloud®
•	Satisfaction as a Service®
•	Personal Connection®
•	MAX—My Agent eXperience™

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

Competition

The majority of market share in the contact center infrastructure market and in the WFO software market is still held by traditional premise-based equipment providers. The premise-based method of selling solutions, via onsite equipment and software, is now being challenged by cloud providers. According to Gartner, Contact Center as a Service (CCaaS) will support 12.6% of North American contact center agents by 20164.

While the cloud contact center market is still highly fragmented, as of the end of 2015, inContact is a pure cloud market leader with over 155,000 agents supported around the world with security, reliability and scalability in a multi-tenant cloud contact center environment.

Because of our diligent efforts over the past several years and our experience with customers of all sizes and especially with now over 110 Fortune 500/Global 2000 customers, we believe we are in a position to capitalize on the market fragmentation and become the clear leader in the market for cloud contact center software solutions.

[4]	inContact Management estimates based on Gartner Forecast: Contact Centers, Worldwide 2012-2019

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

In addition, the regulatory treatment of IP-based conferencing services is currently under review. In a 2011 decision, the FCC’s Wireline Competition Bureau (“WCB”) denied MeetingOne.com’s request for review of a decision of the USF administrator, the Universal Service Administrative Company (“USAC”) concluding that MeetingOne.com’s IP conferencing service is regulated telecommunications; MeetingOne appealed the decision to the full Commission. While the outcome of this appeal remains to be seen, it could have an impact on the regulatory treatment of IP conferencing services, and how our business treats these services.

In addition, providers of online collaboration solutions that have both software and communications components have been impacted by the current regulatory uncertainty, as evidenced by an open proceeding before the WCB that has stimulated numerous comments and active participation in the adjudicatory process by a variety of industry players.

This flurry of activity stems from Cisco WebEx’s Request for Review of a USAC audit that reclassified a portion of revenue from its online collaboration service as telecommunications.  Specifically, USAC concluded that the audio features of WebEx are “separable” from other features because participants can use third-party audio services and can use the audio services without using the other features.

In its audit determination, USAC rejected the notion that the WebEx service constituted a single, integrated information service.  Instead, USAC reclassified revenue from WebEx’s audio minutes as telecommunications revenue, while finding that revenue from the desktop and document sharing services, as well as WebEx’s active talker and active speaker features, was information service revenue.  USAC based its finding regarding the existence of separable telecommunications revenue on the fact that participants can use the audio features of the service without using the other features.  Therefore, USAC concluded that WebEx more closely resembles a bundle of telecommunications and non-telecommunications and not an integrated information service.  USAC also found that the service was not integrated for classification purposes because customers are not required to use telecommunications to access the information service components of the service.

In its Request for Review, Cisco WebEx maintains that USAC’s determination is contrary to Supreme Court and FCC precedent, as well as the language of the Act, in that USAC focused not on the capabilities of the service in question, but instead on how a customer might use the service.  In particular, Cisco WebEx maintains that eliminating portions of its integrated features would severely degrade the service offering.

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

Federal Regulation of Broadband Internet Access Services

In the past, the FCC maintained a “hands-off” policy with regard to the regulation of Internet access services and adopted a series of decisions that classified broadband Internet access services as unregulated information services. Recently, however, the FCC has relied on its ancillary jurisdiction to regulate broadband Internet access services. In 2010, the FCC adopted the “Open Internet” or “Network Neutrality” rules, which require providers of fixed broadband Internet access services to disclose information regarding their network management practices, performance, and commercial terms. Further, the rules prohibit fixed broadband providers from unreasonably discriminating in their transmission of lawful network traffic and from blocking lawful content, applications, services or non-harmful devices unless such blocking is a part of a provider’s reasonable network management. Subsequently, in two decisions, the U.S. Court of Appeals for the D.C. Circuit struck down most of the FCC’s Open Internet rules adopted in 2010, with the exception of certain transparency requirements.  Following these decisions, the FCC initiated a Notice of Proposed Rulemaking (“NPRM”) seeking comments on proposed rules for the regulation of the network management practices of broadband Internet access service (“BIAS”) providers.

Thereafter, in March 2015, the FCC released its highly anticipated “Net Neutrality” Order.   The Order has sweeping implications for providers of broadband Internet access services (offering a fixed or mobile “mass market” retail broadband connection to the Internet).  First, the Commission adopted bright-line rules to promote an open Internet, namely prohibiting blocking, throttling and paid prioritization.  Second, the Commission reclassified broadband Internet access service as a “telecommunications service” under Title II of the Act.  The Commission adopted a “light touch” regulatory approach by exercising its forbearance authority to refrain from applying 27 provisions of Title II of the Act, and over 700 Commission rules and regulations (including immediate contribution obligations to all Title II funding mechanisms, including the USF).  The Commission, however, preserved its authority to revisit a number of these forbearance decisions, through open proceedings (such as evaluating the contribution obligations of BIAS providers in its ongoing USF Contribution Reform proceeding) or by initiating new matters (such as considering new rules, specific to BIAS providers, to protect CPNI).

We rely on third parties to provide or supply Internet access services and do not operate a broadband network. At this time, we do not believe the Open Internet rules impact us.

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

In addition, some states are expanding the base of service providers required to contribute to state USF. Such expansions could impact our business, but we do not expect a material effect on the Company.

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

On July 10, 2015, the FCC released its Telephone Consumer Protection Act (“TCPA”) Omnibus Declaratory Ruling and Order (“Omnibus Order”).  The Omnibus Order addresses nineteen petitions for declaratory ruling, some of which have been pending for years.  It also addresses a letter from the National Association of Attorneys General and two petitions for the Commission to initiate a rulemaking regarding the TCPA.  The Omnibus Order primarily strengthens the TCPA’s consumer protections; however, it offers some limited protections for callers.

In participation, the FCC added some clarity in the Omnibus Order to its earlier Dish Declaratory Order by providing factors that it would consider in determining who initiates a call under the TCPA.  Specifically, the FCC outlined factors to evaluate whether a party is “so involved in the placing of a call as to be considered to have initiated the call.”  Service and app/software providers that allow the user to determine the recipients of a call/text, the timing of a call/text, and at least some of the content of the call/text would have a valid argument that they did not initiate the call/text.  However, providers that require users to take several affirmative steps in choosing who receives a message and when a message is sent can potentially still avoid being treated as having “initiated the call” even if the service provider created the entire message.  inContact does not believe the added clarifications in the Omnibus Order will impact its operations.

Other General Regulations

The regulatory scheme associated with the competitive communications market will continue to evolve and can be expected to change the competitive environment for communications in general. It is not possible to predict how such evolution and changes will affect, if at all, our business or the industry in general.

Employees

As of December 31, 2015, we employed a total of 1,015 employees. Our employees are not represented by a labor union. We have not experienced any work stoppages and believe relations with our employees are good.

Executive Officers of inContact

The executive officers of inContact are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors’ meetings, as appropriate. We have employed each of the executive officers in the position or positions indicated in the list and pertinent notes below.

At December 31, 2015, the following were executive officers of inContact:

Name	Age	Position	Since
Paul Jarman	46	Director and Chief Executive Officer	1997
Gregory S. Ayers	54	Executive Vice President and Chief Financial Officer	2009
William Robinson	49	Executive Vice President of Sales	2012
Julian Critchfield	51	Executive Vice President and Chief Technology Officer	2014

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

For the years ended December 31, 2015, 2014 and 2013, our revenue was $222.0 million, $171.8 million and $130.0 million, respectively, representing year-over-year growth of 29% and 32%, respectively. Revenue increases in the future may not represent the same or comparable rates of revenue growth.

We believe growth of our revenue depends on a number of factors, including our ability to:

•	Capture market share from providers of legacy on-premise contact center systems as contact center systems are refreshed;
•	Attract new customers, increase our existing customers’ use of our solution and further develop our partner ecosystem;
•	Introduce our solution to new markets outside of the United States and increase global awareness of our brand;
•	Strengthen and improve our solution through significant investments in research and development; and
•	Selectively pursue acquisitions.

If we are not successful in achieving these objectives, our revenue may be harmed. In addition, we plan to continue our investment in future growth, including expending substantial financial and other resources on:

•	Sales and marketing, including a significant expansion of our sales organization and of third-party channel partners;
•	Our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;
•	Solution development, including investments in our solution development team and the development of new applications and features for existing solutions;
•	International expansion; and
•	General administration, including legal and accounting.

Moreover, we have recently experienced a period of rapid growth in our headcount and operations. We have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new customers, declines in quality or customer satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.

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

The revenue model for companies selling software services under the cloud model, such as inContact, is to attract customers, retain these customers through the renewal of their monthly subscription contracts and encourage the addition of additional agent seats and functionality to these existing customers.

As our industry matures, as our customers experience seasonal trends in their business, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete favorably with our services, our ability to add new customers and renew, maintain or upsell existing customers based on pricing, technology and functionality could be impaired.

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

As our inContact cloud software solutions is relatively new in the marketplace, we must provide a significant amount of education to prospective customers about the use and benefits of our products and services, which can cause potential customers to take many months to make these decisions and results in less predictability in completing our sales. The length of the sales cycle can also be affected by other factors over which we have little or no control, including, customer budgetary constraints, timing of customer budget cycles, and concerns by the customer about the introduction of new products by us or by our competitors.

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

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business and results of operations.

Our success largely depends upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could seriously harm our business. We currently do not maintain key person life insurance policies on any of our employees.

To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs to do so. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing cloud software and for senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.

Volatility or lack of performance in the trading price of our common stock may also affect our ability to attract and retain qualified personnel because job candidates and existing employees often emphasize the value of the stock awards they receive in connection with their employment when considering whether to accept or continue employment. If the perceived value of our stock awards is low or declines, it may harm our ability to recruit and retain highly skilled employees.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

We currently have offices outside of the United States and have operations, sales personnel or independent consultants in several foreign countries. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our services and any future international expansion efforts will not be successful, which could result in us not meeting our revenue goals. Operating in international markets also requires management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenues or profitability. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These may include:

•	Fluctuations in currency exchange rates;
•	Unexpected changes in foreign regulatory requirements;
•	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	Difficulties in managing and staffing international operations;
•	Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	General economic conditions in international markets, including ongoing uncertainty in the economic conditions of global financial markets;
•	Localization of our services, including translation into foreign languages and associated expenses;
•	Dependence on certain third parties to increase customer sales;
•	The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy and network connectivity;
•	Compliance with bribery and corruption commercial practices law that prohibit certain commercial conduct worldwide;
•	Increased financial accounting and reporting burdens and complexities;
•	Increased risk for international network connectivity fraud;
•	Political instability abroad, terrorist attacks and security concerns in general; and
•	Reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally.

Incremental revenue from reseller partners and international sales may not exceed expenditures, which could adversely impact our results of operations.

We continue to expend a significant amount of money to develop our infrastructure and international delivery systems to be able to serve new customers we expect will come from the reseller sales channel and new sales opportunities we hope to develop in the future. We expect to make additional expenditures for this purpose in 2016. Revenue from our reseller arrangements may not be sufficient to cover our investment in infrastructure and facilities or our continuing cost of operating the expanded service capacity, which would have a significant adverse effect on our results of operations.

If we are not able to integrate acquisitions successfully, our operating results and prospects could be harmed.

We have acquired new technology and operations in the past, including Uptivity in May 2014, AC2 Solutions Inc. in January 2016 and certain technology, customers and equipment from Attensity, Inc in February 2016.  We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development.  The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions.  Acquisitions are inherently risky, and any acquisitions we complete may not be successful.  Any acquisitions we pursue would involve numerous risks, including the following:

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

Our net loss was $22.8 million, $10.6 million and $10.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Continued losses will diminish the working capital we have available to pursue development of our business. Sales within the Software segment continue to improve, but we have not achieved positive annual operating results and whether inContact will ultimately achieve positive results and cash flow should be considered a substantial risk with respect to our business.

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

Our inContact cloud software solutions are provided to customers through a dedicated network of equipment we own connected through leased network connectivity lines with capacity dedicated to us that is based on Internet protocol. Communication initiated by the user is converted to data packs that are transmitted through the dedicated network and managed by our software that resides on our equipment attached to the network. We also move a portion of our voice long distance service over this dedicated network because it lowers our cost of providing the service from using traditional transmission methods.

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

Our software products and services may contain undetected errors or defects that may result in product failures, slow response times, or otherwise cause our products to fail to perform in accordance with customer expectations. Because our customers use our products and services for important aspects of their business, any errors or defects in, or other performance problems with, our products and services could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales, or our existing customers could elect to not renew or to delay or withhold payment to us, which could result in an increase in our provision for uncollectible accounts and an increase in collection cycles for accounts receivable. Customers also may make account adjustment claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a customer may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect.

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

We employ third-party licensed software for use in or with our solution, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could harm our business.

Our solution incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to transition to other providers. In addition, integration of the software used in our solution with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our solution depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solution, delay new product or solution introductions, result in increased costs, or a failure of our solution and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties.

There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future, will be available to us at a reasonable cost or on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in implementation delays or reductions until equivalent technology or suitable alternative solutions could be developed, identified, licensed and integrated, and could harm our business.

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

Our business could be harmed if our customers are not satisfied with the professional services and technical support provided by us or our partners.

Our business depends on our ability to satisfy our customers, not only with respect to our solution but also with the professional services and technical support that are performed to enable our customers to implement and use our solution to address their business needs.

Professional services and technical support may be performed by our own staff or, with respect to a select subset of our solution, by third parties. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and harm our operating results. If a customer is not satisfied with the deployment and ongoing services performed by us or a third party, then we could lose customers, miss opportunities to expand our business with these customers, incur additional costs, or lose, or suffer reduced margins on our service revenue, any of which could damage our ability to grow our business.

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

Our systems and software store and transmit proprietary information and critical data belonging to our customers and their users. Any accidental or willful security breaches or other unauthorized access could expose us to a risk of information loss, litigation and other possible liabilities. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with customers and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we and our third-party hosting co-location facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

If outside unauthorized parties succeed in penetrating our network security or otherwise misappropriate our customer information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card or banking information, identity theft or other similar fraud claims, as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in litigation and adverse publicity, which could have an adverse effect on our reputation, business and results of operations. As we continue to gain higher profile customers, the risk that unfriendly parties will attempt and succeed in penetrating our network security also increases.

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

We offer enhanced telecommunications and related software services through our dedicated network.  Certain enhanced services similar to some of the services we offer have been the subject of litigation regarding patents and intellectual property rights.  In addition, many companies in intellectual property-dependent industries, including the call center management and telecommunications industry, have employed intellectual property litigation as a means to gain an advantage over their competitors.  As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively.  We may not be aware of claims that have arisen alleging enhanced services we offer infringe on intellectual property rights of others.  Currently, we are defending against a lawsuit filed by Microlog alleging we have infringed its patent for a contact center system capable of handling multiple media types of contacts and methods for the using the system.  This lawsuit began in January 2014, and at this time we cannot make any estimate or prediction regarding how this lawsuit may progress in the future.  Our involvement in litigation, opposition proceedings, or other intellectual property proceedings may divert management time from focusing on business operations, could cause us to spend significant amounts of money, and may have no guarantee of success.  Any current and future intellectual property litigation also could force us to do one or more of the following:

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

We deliver our inContact cloud contact center solutions and move other network connectivity service through our VoIP Network. We view government regulation as one of the conditions of the environment within which we conduct business that does impact, and will continue to impact, our business as we endeavor to comply with existing regulations and what may come in the future. At both the federal and state level there are initiatives, proposals, proceedings and investigations pending with respect to telecommunications, IP telephony and the Internet that we describe in some detail above in the “Government Regulation” section of Item 1. Business. This section describes areas where the regulatory landscape could change and significantly impact our business, and you should review that section carefully. Our failure to anticipate, plan for, and comply with new regulation as it comes along on a cost effective basis is a continuing risk of our business that could have a significant adverse effect on our business activity and results of operations.

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

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet, in general, could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.  Congress is also considering a permanent extension of the Internet Tax Freedom Act (“ITFA”) which could impact the taxation of Internet access services generally, and thereby the Company’s costs of doing business.

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

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our financial statements completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results or the way we account for or conduct our business.

Certain factors have in the past, and may in the future, cause us to defer recognition of revenues. For example, the inclusion in our customer contracts of material non-standard terms, such as acceptance criteria, could require the deferral of revenue. To the extent that such contracts become more prevalent in the future our revenue may be harmed. Because of these factors and other specific requirements under U.S. GAAP for revenue recognition, we must have precise terms and conditions in our arrangements in order to recognize revenue when we deliver our solution or perform our professional services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2.	PROPERTIES

We lease our principal office space in Salt Lake City, Utah, which is our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities. At December 31, 2015, our Salt Lake City space consists of approximately 83,000 square feet and the term for this office space is currently month-to-month. We have entered into an agreement to lease a new 125,000 square foot facility also in Salt Lake City, Utah beginning in April 2016 through December 2026.  We also lease a 36,000 square foot office facility in Columbus, Ohio, which is the principal location of the employees from the May 2014 acquisition of Uptivity.  We also lease smaller office spaces in California, England, Bolivia and the Philippines. We believe that our current and anticipated facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

The hosting of our equipment and software at co-located third-party facilities is significant to our business and we have entered into agreements with third-party facilities in California, Texas, England, Germany, Hong Kong and the Philippines under multiple agreements that either continue month-to-month or expire by July 2018. We believe that our contracted space for our hardware and software at these facilities is both suitable and adequate for our current development plans and that suitable additional facilities will be available as needed.

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

Market Price, Stockholder Matters, and Unregistered Sales

Our common stock trades on The NASDAQ Capital Market under the symbol “SAAS.” The following table presents the high and low closing sales prices per share of our common stock as reported on The NASDAQ Capital Market for the four calendar quarters of 2015 and 2014:

Calendar Quarter Ended:	High	Low
March 31, 2015	$11.90	$8.45
June 30, 2015	11.02	9.11
September 30, 2015	9.80	6.75
December 31, 2015	9.98	6.33

Calendar Quarter Ended:	High	Low
March 31, 2014	$10.49	$8.02
June 30, 2014	9.89	7.50
September 30, 2014	9.66	7.68
December 31, 2014	9.06	7.57

As of February 26, 2016, we had approximately 2,996 holders of record of our common stock. Since inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The line graph below compares the cumulative stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Computer and Data Processing Index for the five fiscal years ended December 31, 2015. The stock price information shown on the graph below is not necessarily indicative of future price performance.

Equity Compensation Plan Information

The following table provides information on our compensation plans at December 31, 2015 under which equity securities are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,306,569		$4.52	2,537,415
Equity compensation plans not approved by security holders	322,556	(1)	$2.41	N/A
Total	4,629,125		$4.37	2,537,415

(1)	This figure includes options issued to officers and employees under individual compensation arrangements.

Repurchases of Securities

Stock repurchases for the year ended December 31, 2015, were as follows (in thousands, except per share data):

Calendar Quarter Ended:	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publically announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
March 31, 2015 (1)	31	$7.35	-	-
June 30, 2015 (2)	45	6.92	-	-
September 30, 2015 (3)	45	3.13	-	-
December 31, 2015 (4)	50	9.04	-	-
Total shares repurchased	171	6.62	-	-

(1)

In the first quarter of 2015, we received 25,000 shares of our common stock from an employee for the settlement of the employee’s payroll tax obligation of $226,000 associated with the lapsing of the selling restriction of a restricted stock award. Also we received 6,000 shares of our common stock from employees as a result of the cancelation of a restricted stock award upon termination of employment.

(2)

In the second quarter of 2015, we received 30,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $313,000 associated with the lapsing of the selling restriction of a restricted stock award. Also we received 15,000 shares of our common stock from an employee as a result of the cancelation of a restricted stock award upon termination of employment.

(3)

In the third quarter of 2015, we received 14,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $123,000 associated with the lapsing of the selling restriction of a restricted stock award. Also we received 31,000 shares of our common stock from an employee as a result of the cancelation of a restricted stock award upon termination of employment.

(4)

In the fourth quarter of 2015, we received 48,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $435,000 associated with the lapsing of the selling restriction of a restricted stock award. Also we received 2,000 shares of our common stock from an employee as a result of the cancelation of a restricted stock award upon termination of employment.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2015. The consolidated statements of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of inContact. The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data – (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net revenue	$221,987	$171,784	$130,037	$110,280	$88,472
Net loss	(22,784)	(10,563)	(10,203)	(6,127)	(10,392)
Net loss applicable to common stockholders	(22,784)	(10,563)	(10,203)	(6,127)	(10,392)
Net loss per share:
Basic and Diluted	(0.37)	(0.18)	(0.19)	(0.13)	(0.26)

Consolidated Balance Sheet Data – (in thousands):

	As of December 31,
	2015	2014	2013	2012	2011
Total assets	$254,137	$168,770	$108,061	$96,347	$58,414
Long-term obligations	88,300	25,115	9,280	5,200	7,071

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Results of Operations. This section provides an analysis of our consolidated results of operations for the three years ended December 31, 2015.

Segment Results of Operations. This section provides an analysis of our segment results of operations for the three years ended December 31, 2015.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2015, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2015. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements. This section provides a tabular presentation of our outstanding contractual obligations that existed as of December 31, 2015.

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

Overview

inContact began in 1997 as a reseller of network connectivity services and has evolved to become a leading provider of cloud contact center software solutions. We help contact centers around the world create effective customer experiences through our powerful cloud contact center contact routing, self-service and agent optimization software solutions. Our software solutions and services enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction, create new pathways to profit and ensure ongoing customer-centric business improvement and growth.

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

We provide software which includes the following:

●	Automatic call distributing
●	Computer telephony integration
●	Interactive voice response with speech recognition
●	Outbound dialer
●	PBX and CRM integration
●	ECHO® agent service surveys and reports
●	Workforce optimization
●	Quality management

●	Screen recording
●	Interactive reporting tool

Taken together, the inContact cloud software creates an integrated solution for contact centers, including those with distributed workforces—either at-home or multi-site.

Business Developments

In March 2015, we issued $115.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the “Convertible Notes”) due April 1, 2022, unless earlier converted pursuant to their terms by the holders.  Net proceeds from the Convertible Notes were approximately $111.2 million, net of transaction fees.  The Convertible Notes pay interest in cash semiannually in arrears at a rate of 2.50% per annum.

On January 13, 2016, we acquired AC2 Solutions, Inc. AC2, a Delaware corporation, which provides call center workforce optimization products and services.  On February 9, 2016, we acquired certain technology, customers and equipment from Attensity, Inc., a Delaware corporation, which provides call center analytics products and services.  The combined purchase consideration was approximately $18.5 million cash and 40,456 restricted shares of the Company’s common stock valued at $370,000 that will vest over two years.  An additional 505,700 restricted shares of our common stock were issued, but not included in the purchase consideration as the shares will vest as services are provided over a two-year period.

We expect the majority of the purchase price of these acquisitions to be allocated to goodwill and acquired intangible assets as the valuation of certain assets and liabilities is ongoing as of the date of this Form 10-K.

Trends in Our Business

We continue to experience increases in Software segment revenue principally due to our continued focus and investment in sales and marketing through our initiatives in direct sales and through referral and reseller sales channel relationships. The Network connectivity segment net growth increase is attributable to the increase in Network connectivity revenue from our inContact customers, exceeding lost revenue from attrition of our Network connectivity only customers. We expect the Network connectivity revenue from our inContact cloud software solutions customers to continue to exceed the attrition of our Network connectivity only customers in 2016. We expect Software and Network connectivity segment revenue to continue to increase during 2016.

There has been an increase in costs of revenue during 2015 due to increased direct costs attributable to fees we pay to network connectivity service providers, for third party licensed technology, greater professional service and customer service personnel costs (including stock-based compensation) as we employ more personnel, including higher-paid employees with more developed skill sets to service larger mid-market and enterprise customers, increased network infrastructure costs to build out and maintain our platform, amortization of acquired technology and an increase in amortization of previously capitalized internal use software costs. However, the costs of revenue as a percentage of sales has decreased in 2015 as compared to 2014 due to the increase in Software segment revenue in general and an increase in Software segment revenue from our reseller sales channel relationships. We expect costs of revenue in absolute dollars to continue to increase as we incur additional costs for network connectivity service providers and licensed technology, continue investing in our network infrastructure and operation and support activities to maintain high availability and quality of service, but we expect the costs of revenue as a percentage of sales to remain the same or to continue to decrease as we anticipate increases in revenue related to realized economies of scale in network infrastructure, personnel and customer support.

Sources of Revenue

Our revenue is reported and recognized based on the type of services provided to the customer as follows:

Software Revenue.  Software revenue includes two main sources of revenue:

(1) Software delivery and support of our inContact cloud software solutions that are provided on a monthly subscription basis and associated professional services. Because our customers purchasing software and support services on a monthly recurring basis do not have the right to take possession of the software, we consider these arrangements to be service contracts and are not within the scope of Industry Topic 985, Software.  We generally bill monthly recurring subscription charges in arrears and recognize these charges in the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness as it relates to utilization of the inContact cloud software solutions.

For subscription service contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple Element Arrangements. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact cloud software solutions experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Fees for network connectivity services in multiple element arrangements within the inContact cloud software solutions are based on usage and we recognize revenue in the same manner as fees for telecommunication services discussed in the “Network Connectivity Services Revenue” below.

(2) Perpetual product and services revenues are primarily derived from the sale of licenses to our WFO on-premise software products and services.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all revenue recognition criteria are met.

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

Through the year ended December 31, 2014, software revenue also includes the quarterly minimum purchase commitments from a related party reseller referred to in Part VI, Item 15 “Financial Statements” - Note 13 – “Related Party Transactions.”  During 2015 no revenue was earned under this agreement, as it ended in 2014 and was not renewed.

Network Connectivity Service Revenue.  Network Connectivity Services revenue is derived from network connectivity, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our subscription software and allows us to provide the all-in-one inContact cloud contact center software solutions. Revenue for the network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

Further information about our revenue recognition policies are disclosed at Part IV, Item 15 “Financial Statements” - Note 1 – “Description of the Company and Summary of Significant Accounting Policies.”

Costs of Revenue and Operating Expenses

Costs of Revenue

Costs of revenue consist primarily of payments to third party network connectivity service providers for resold network connectivity services to our customers and for third party technology licenses. Costs of revenue also include personnel costs (including stock-based compensation) and related expenses for professional services, customer support and network operations organizations and equipment depreciation and expenses relating to our network infrastructure, amortization of acquired intangible assets, amortization of capitalized internal use software development costs, and allocated overhead, such as rent, utilities and depreciation on property and equipment. As a result, overhead expenses are included in costs of revenue and each operating expense category. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers and for third party technology licenses, which vary depending on our customers’ usage of our inContact cloud software solutions, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect costs of revenue in absolute dollars to continue to increase as we incur additional costs for network connectivity service providers and for third party technology licenses, continue investing in our network infrastructure and operation and support activities to maintain high availability and quality of service. As our business grows, we expect to realize economies of scale in network infrastructure and personnel costs related to professional services, customer support and network operations organizations.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel costs (including stock-based compensation) and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, expenses, travel costs and allocated overhead. Since our Software segment revenue is delivered and, therefore, recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of the corresponding revenue. We believe it is important to continue investing in selling and marketing to create brand awareness and lead generation opportunities, to increase market share and to support our reseller channels. Accordingly, we expect selling and marketing expenses to increase in absolute dollars as we continue to support growth initiatives, although these expenses as a percentage of our revenue are expected to decrease over time.

Research and Development

Research and development expenses consist primarily of the non-capitalized portion of personnel costs (including stock-based compensation) and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, quality assurance, market research, testing, product management and allocated overhead. We expect research and development expenses to increase in absolute dollars in the future as we intend to release new features and functionality on a frequent basis, expand our content offerings, upgrade and extend our service offerings and develop new technologies, although these expenses as a percentage of our revenue are expected to decrease over time.

General and Administrative

General and administrative expenses consist primarily of personnel costs (including stock-based compensation) and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We anticipate that we will incur additional employee salaries and related expenses, professional service fees and other corporate expenses related to the growth of our business and operations in the future. As such, we expect general and administrative expenses fluctuate in absolute dollars from period to period, although these expenses as a percentage of our revenue are expected to decrease over time.

Results of Operations

Results of 2015 versus 2014

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2015 compared to our condensed operating results for the year ended December 31, 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Net revenue	$221,987	$171,784	50,203	29%
Costs of revenue	107,945	88,144	19,801	22%
Gross profit	114,042	83,640	30,402
Gross margin	51%	49%
Operating expenses:
Selling and marketing	66,381	51,175	15,206	30%
Research and development	29,307	22,379	6,928	31%
General and administrative	35,225	29,358	5,867	20%
Total operating expenses	130,913	102,912	28,001
Loss from operations	(16,871)	(19,272)	2,401
Other expense	(5,384)	(362)	(5,022)
Loss before income taxes	(22,255)	(19,634)	(2,621)
Income tax benefit (expense)	(529)	9,071	(9,600)
Net loss	$(22,784)	$(10,563)	$(12,221)

Revenue: Total revenues increased $50.2 million or 29% to $222.0 million during 2015 compared to revenues of $171.8 million during 2014. The increase relates to an increase of $42.9 million in Software segment revenue due to our continued focus and investment in sales and marketing efforts of our inContact cloud contact center software solutions through our direct sales and referral and reseller partner arrangements. The increase is also the result of the addition of revenue generated from the sale of Uptivity products and services since the acquisition in May 2014. Network connectivity segment revenue increased $7.3 million as the increase of Network connectivity revenue associated with our inContact cloud software solution customers exceeded the attrition of our Network connectivity only customers.

We recognized $3.6 million of software revenue during 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part IV, Item 15 “Financial Statements” – Note 13 – Related Party Transactions. The growth in Software revenue during the period more than offset the decrease in Unify minimum purchase commitment revenue.

Costs of revenue and gross margin: Costs of revenue increased $19.8 million or 22% to $107.9 million during 2015 compared to $88.1 million during 2014. Our gross margin increased 2 percentage points to 51% during 2015 from 49% during 2014. The increase in revenue from our inContact cloud contact center solutions offset increased costs attributable to third party licensed technology, greater professional service personnel costs incurred to service larger mid-market and enterprise customers, increased network operations personnel costs and expenses relating our continued investment in network infrastructure and operation and increased amortization of intangible assets from business acquisitions. In addition, lower network connectivity costs due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs contributed to the increase of gross margin.

Selling and marketing: Selling and marketing expense increased $15.2 million or 30% to $66.4 million during 2015 from $51.2 million during 2014. This increase is primarily a result of headcount additions for direct and channel sales employees, increased commissions as a result of increased revenues, higher levels of investment in marketing efforts to create increased awareness of our products and services as well as increased lead generation efforts for our Software segment.

Research and development: Research and development expense increased $6.9 million or 31% to $29.3 million during 2015 compared to $22.4 million during 2014. The increase relates to our efforts to expand our content offerings, upgrade and extend our product and service offerings and develop new technologies primarily through headcount additions, including the Uptivity acquisition.

General and administrative: General and administrative expense increased $5.9 million or 20% to $35.2 million during 2015 compared to $29.4 million during 2014. The increase is primarily due to increased personnel costs and costs incurred to support our domestic and international business expansion. These increases were offset in part by decreases in acquisition costs and fees accrued for state sales taxes as we commenced collecting state sales taxes from our customers for applicable states in July 2015.

Other expense: Other expense increased $5.0 million to $5.4 million during 2015 from $362,000 for 2014. The increase is primarily due to $5.2 million of interest related to the $115.0 million in aggregate principal amount of 2.50% Convertible Notes we issued on March 30, 2015.  See Part IV, Item 15 “Financial Statements” – Note 7 – “Long-Term Debt and Capital Lease Obligations.”

Income taxes: The provision for income taxes for 2015 was $529,000 compared to $9.1 million benefit for the same period in 2014. The income tax benefit in 2014 was due to recording a deferred tax liability upon acquisition of Uptivity related to a reduction of carrying value of deferred revenue and acquisition of intangibles for which no tax benefit will be derived. The reduction of carrying value and acquired intangibles resulted in a partial reversal of the valuation allowance upon consolidation.

Results of 2014 versus 2013

The following is a tabular presentation of our condensed operating results for the year ended December 31, 2014 compared to our condensed operating results for the year ended December 31, 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Net revenue	$171,784	$130,037	41,747	32%
Costs of revenue	88,144	67,377	20,767	31%
Gross profit	83,640	62,660	20,980
Gross margin	49%	48%
Operating expenses:
Selling and marketing	51,175	37,220	13,955	37%
Research and development	22,379	12,605	9,774	78%
General and administrative	29,358	22,314	7,044	32%
Total operating expenses	102,912	72,139	30,773
Loss from operations	(19,272)	(9,479)	(9,793)
Other expense	(362)	(351)	(11)
Loss before income taxes	(19,634)	(9,830)	(9,804)
Income tax expense	9,071	(373)	9,444
Net loss	$(10,563)	$(10,203)	$(360)

Revenue: Total revenues increased $41.7 million or 32% to $171.8 million during 2014 compared to revenues of $130.0 million during 2013. The increase relates to an increase of $31.9 million in Software segment revenue due to our continued focus and investment in sales and marketing efforts of our inContact cloud contact center software solutions through our direct sales and referral and reseller partner arrangements. The increase is also the result of the $12.6 million of revenue generated from the sale of Uptivity software products and service since the acquisition in May 2014. Network connectivity segment revenue increased $9.8 million as the increase of Network connectivity revenue associated with our inContact cloud software solution customers exceeded the attrition of our Network connectivity only customers.

We recognized $3.6 million of software revenue during 2014 and $6.8 million software revenue during 2013 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2014 and 2013 quarterly minimum purchase commitments.  Under the arrangement, revenue from resold software services reduces Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts and expired in the third quarter of 2014. See additional information about the Unify relationship in Part IV, Item 15 “Financial Statements” – Note 13 – “Related Party Transactions.”

Costs of revenue and gross margin: Costs of revenue increased $20.8 million or 31% to $88.1 million during 2014 compared to $67.4 million during 2013. Our gross margin increased one percentage point to 49% during 2014 from 48% during 2013. The increase in revenue from our inContact cloud contact center solutions offset increased costs attributable to greater professional service personnel costs incurred to service larger mid-market and enterprise customers and increased amortization of intangible assets from business acquisitions. In addition, lower network connectivity costs due to increased efficiencies in call routing related to a continued investment in technology and lower negotiated direct costs contributed to the increase of gross margin.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment condensed operating results for the years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	Year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Net revenue	$143,719	$100,805	$68,897	42,914	43%	31,908	46%
Costs of revenue	59,193	42,991	28,012	16,202	38%	14,979	53%
Gross profit	84,526	57,814	40,885
Gross margin	59%	57%	59%
Operating expenses:
Direct selling and marketing	60,067	45,439	31,722	14,628	32%	13,717	43%
Direct research and development	27,639	21,030	11,601	6,609	31%	9,429	81%
Indirect	35,502	28,878	21,272	6,624	23%	7,606	36%
Loss from operations	$(38,682)	$(37,533)	$(23,710)

Results of 2015 versus 2014

The Software segment revenue increased $42.9 million or 43% to $143.7 million during 2015 from $100.8 million during 2014. The increase relates primarily to revenue generated from our inContact cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements. The increase is also the result of the $20.4 million of revenue generated from the sales of Uptivity products in 2015, up from $12.6 million in 2014.

We recognized $3.6 million of software revenue during 2014 under our reseller agreement with Unify, which principally represents revenue from Unify’s minimum purchase commitments. We did not recognize any revenue from Unify’s minimum purchase commitments during 2015, as the minimum purchase commitment expired in the third quarter of 2014. See additional information about the Unify relationship in Part 1V, Item 15 “Financial Statements” – Note 13 – “Related Party Transactions”. The growth in Software revenue during the period more than offset the decrease in Unify minimum purchase commitment revenue.

Software segment revenue also includes revenue from professional and customer support services of $14.7 million for 2015 compared to $10.5 million for 2014.

Gross margin increased two percentage points to 59% in 2015 compared to 57% in 2014. The increase in gross margin is primarily a result of the increase in revenue from our inContact cloud contact center solutions offsetting increased costs attributable to third party licensed technology, greater professional service personnel costs incurred to service larger mid-market and enterprise customers, increased network operations personnel costs and expenses relating our continued investment in network infrastructure and operation and increased amortization of intangible assets from business acquisitions.

Direct selling and marketing expenses in the Software segment increased $14.6 million or 32% to $60.1 million in 2015 compared to $45.4 million during 2014. This increase is primarily a result of headcount additions, including from the Uptivity acquisition, for direct and channel sales employees focused on managing and enhancing our partner relationships, increased commissions as a result of increased revenues and headcount and to a lesser extent, higher levels of investment in marketing efforts to create increased awareness of our products and services as well as increased lead generation efforts for our Software segment.

We also continue to develop the software application and service provided in the Software segment by investing in research and development. During 2015 we incurred $27.6 million in direct research and development costs compared to $21.0 million during 2014 and have capitalized an additional $10.1 million of costs incurred during 2015 related to our internally developed software compared to $11.0 million during 2014.

Indirect expenses, which consists of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $6.6 million in 2015 compared to 2014 due to the general increase in indirect expenses and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Results of 2014 versus 2013

The Software segment revenue increased $31.9 million or 46% to $100.8 million during 2014 from $68.9 million during 2013. The increase relates primarily to revenue generated from our inContact cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements. The increase is also the result of the $12.6 million of revenue generated from the sales of Uptivity products and services since the acquisition in May 2014.

We recognized $3.6 million of software revenue during 2014 and $6.8 million of software revenue during 2013 under our reseller agreement with Unify, which principally represents revenue from Unify’s 2014 and 2013 quarterly minimum purchase commitments.  Under the arrangement, revenue from resold software services reduced Unify’s obligation up to the amount of the quarterly minimum purchase commitments. These minimum purchase commitments were negotiated, in part, to mitigate the risks associated with the investment in infrastructure to support our expanded reseller sales and marketing efforts and expired in the third quarter of 2014. See additional information about the Unify relationship in Part IV, Item 15 “Financial Statements” – Note 13 – Related Party Transactions.

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

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed operating results for the years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	Year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Net revenue	$78,268	$70,979	$61,140	7,289	10%	9,839	16%
Costs of revenue	48,752	45,153	39,365	3,599	8%	5,788	15%
Gross profit	29,516	25,826	21,775
Gross margin	38%	36%	36%
Operating expenses:
Direct selling and marketing	3,421	3,466	3,511	(45)	(1%)	(45)	(1%)
Indirect	4,284	4,099	4,033	185	5%	66	2%
Income from operations	$21,811	$18,261	$14,231

Results of 2015 versus 2014

Network connectivity segment revenue increased $7.3 million or 10% to $78.3 million during 2015 from $71.0 million in 2014 due to the increase of network connectivity revenue associated with our inContact cloud software solution customers exceeding the attrition of our network connectivity only customers. Our costs of revenue increased 8% due to the increase in revenue; however, Network connectivity gross margin increased two percentage points to 38% up from 36% in 2014 due to lower network connectivity costs due to increased efficiencies in call routing from a continued investment in technology and lower negotiated direct costs. Selling and marketing expenses decreased 1%.  Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased 5% during 2015 compared to 2014.

Results of 2014 versus 2013

Network connectivity segment revenue increased $9.8 million or 16% to $71.0 million during 2014 from $61.1 million in 2013 due to the increase of network connectivity revenue associated with our inContact cloud software solution customers exceeding the attrition of our network connectivity only customers. Our costs of revenue increased 15% due to the increase in revenue, and Network connectivity gross margin remained constant at 36%.  Selling and marketing expenses decreased 1%.  Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased 2% during 2014 compared to 2013.

Liquidity and Capital Resources

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents, short-term investments and cash available from borrowings under a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which expires in July 2016. At December 31, 2015, we had $29.1 million of cash and cash equivalents and $75.1 million of short-term investments. In addition, we have access to additional available borrowings of $15.0 million under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements.  The Revolving Credit Agreement is collateralized by substantially all our assets.

On March 30, 2015, we issued $115.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the “Convertible Notes”) due April 1, 2022, unless earlier converted by the holder pursuant to their terms.  Net proceeds from the Convertible Notes were approximately $111.2 million, net of transaction fees. The Convertible Notes pay interest in cash semiannually in arrears at a rate of 2.50% per annum. See Part IV, Item 15 “Financial Statements” – Note 7 – “Long-Term Debt and Capital Lease Obligations.”

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations.  We expect to rely on internally generated cash, our Revolving Credit Agreement and the proceeds from the Convertible Notes to finance operations and capital requirements.

Our future capital requirements will depend on many factors including our growth rate, continuing market acceptance of our solution, customer retention, ability to gain new customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and the introduction of new and enhanced offerings. We may also acquire or invest in complementary businesses, technologies and intellectual property rights.

We believe our existing cash, short-term investments and the amounts available for borrowing under our Revolving Credit Agreement will be sufficient to meet our needs during the next twelve months.

Cash Flows

In summary, our cash flows for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash from operating activities	$4,880	$5,245	$7,566
Net cash used in investing activities	(100,247)	(37,374)	(17,027)
Net cash from financing activities	92,003	15,395	9,773

We experienced a net loss of $22.8 million during the year ended December 31, 2015. Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business.  During 2015, net cash provided by operating activities was $5.0 million. Significant non-cash expenses affecting operations during 2015 included $22.0 million of depreciation and amortization, $8.8 million of stock-based compensation and $3.1 million of accreted interest related to the Convertible Notes. See Part IV, Item 15 “Financial Statements” – Note 7 – “Long-Term Debt and Capital Lease Obligations.”

Uses of working capital include a $9.1 million increase in accounts receivables primarily related to our revenue growth, a $2.9 million increase in other current assets principally related to increased software maintenance expenses that support our network infrastructure and operations.  Sources of working capital include a $3.4 million increase in deferred revenue related primarily to our perpetual software products and services and a $1.2 million increase in accrued commissions primarily related to increases in our revenue.

We used $100.4 million for investing activities primarily for the purchases and maturities of available-for-sale short-term investments. Additionally we used $14.6 million for purchases of equipment primarily for use within our network infrastructure and $10.1 million of capitalization of internally developed software costs.

Financing activity provided $92.0 million related primarily to borrowings under the Convertible Notes and the exercise of stock options, partially offset by payments against the revolving line of credit and principal payments on debt and capital lease obligations, which were fully paid as of December 31, 2015.

Revolving Credit Agreement

On July 16, 2009, we entered into our Revolving Credit Agreement with Zions, which was subsequently amended in June 2013 and August 2014. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR.  We drew $11.0 million on the Revolving Credit Agreement in 2014, which was repaid in March 2015. There was $15.0 million of unused commitment at December 31, 2015, based on the maximum available advance amount calculated on the December 20, 2015 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears.  In August 2014, we amended certain terms of the Revolving Credit Agreement with Zions (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which is only applicable if net cash is less than $2.5 million, increased the amount of permitted additional debt from $200,000 to $600,000 per borrowing for each of the calendar years ending December 31, 2014, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2014, 2015 and 2016 and $500,000 for each calendar year thereafter. There was no outstanding balance on our Revolving Credit Agreement at December 31, 2015.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in August 2014. As of December 31, 2015, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.5 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.9 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the Revolving Credit Agreement’s covenants at December 31, 2015.

The Revolving Credit Agreement imposes certain restrictions on inContact’s ability, without the approval of Zions, to incur additional debt, make distributions to stockholders, or acquire other businesses or assets.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. However, we have purchase commitments with national network connectivity providers, long term debt, operating leases, and hosting services. The following table discloses aggregate information about our material contractual obligations and the periods in which payments are due as of December 31, 2015 (in thousands):

	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Convertible Notes obligation, including interest (1)	$132,975	$2,883	$5,750	$5,758	$118,584
Operating leases	34,283	1,588	6,225	6,605	19,865
Purchase obligations - hosting services	4,159	2,253	1,906	-	-
Total contractual obligations	$171,417	$6,724	$13,881	$12,363	$138,449

(1)	The Convertible Note obligation reflected above includes projected interest payments over the term of the Convertible Note as of December 31, 2015.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical estimates giving consideration to a combination of factors, including historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments are discussed below.

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

Our revenue is reported and recognized based on the type of services provided to the customer as follows:

Software Revenue.  Software revenue includes two main sources of revenue:

(1) Software delivery and support of our inContact cloud software solutions that are provided on a monthly subscription basis and associated professional services. Because our customers purchasing software and support services on a monthly recurring basis do not have the right to take possession of the software, we consider these arrangements to be service contracts and are not within the scope of Industry Topic 985, Software.  We generally bill monthly recurring subscription charges in arrears and recognize these charges in the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness as it relates to utilization of the inContact cloud software solutions.

For subscription service contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple Element Arrangements. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact cloud software solutions experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Fees for network connectivity services in multiple element arrangements within the inContact cloud software solutions are based on usage and we recognize revenue in the same manner as fees for telecommunication services discussed in the “Network Connectivity Services Revenue” below.

(2) Perpetual product and services revenues are primarily derived from the sale of licenses to our WFO on-premise software products and services.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all revenue recognition criteria are met.

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

Through the quarter ended September 30, 2014, software revenue also includes the quarterly minimum purchase commitments from a related party reseller (Part IV, Item 15 “Financial Statements” – Note 13 – “Related Party Transactions”).

Network Connectivity Service Revenue.  Network Connectivity Services revenue is derived from network connectivity, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our subscription software and allows us to provide the all-in-one inContact cloud software solutions. Revenue for the network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

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

Upon completion of the impairment tests as of September 30, 2015, no indication of goodwill or indefinite-lived intangible asset impairment existed. There were no events or circumstances from the date of assessment through December 31, 2015 that would impact this assessment.

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

Internal Use Software: We capitalize certain costs incurred for the development of internal use software, which are included as internal use software in property and equipment in the consolidated balance sheets. These costs include the costs associated with coding, software configuration, upgrades and enhancements that are incurred during the application development stage.

Recent Accounting Pronouncements

See Part IV, Item 15 “Financial Statements”—Note 1—“Accounting Policies” for information regarding the effect of new accounting pronouncements on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. We are exposed to market risk related to changes in interest rates and foreign currency exchange rate fluctuations.

Cash Equivalents and Investments

We maintain a portfolio of cash equivalents and investments in a variety of money market funds, commercial paper and marketable debt securities of corporations and municipalities securities. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes. By policy, we seek to limit credit exposure on investments through diversification and by restricting our investments to highly rated securities. Fixed-rate securities are subject to market risk so changes in prevailing interest rates may adversely impact their fair market value should interest rates rise. While we do not intend to sell these fixed-rate securities prior to maturity any future sales of these securities during a period of increased interest rates may adversely affect our consolidated operating results or cash flows. We do not use derivatives or similar instruments to manage our interest rate risk. Due to the high investment quality and relatively short duration of these investments, we do not believe that they present any material exposure to changes in fair market value as a result of changes in interest rates.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending December 31, 2016, average short-term interest rates increase or decrease by 100 basis points relative to average rates realized during the year ended December 31, 2015. Such a change would cause our projected interest income from money market funds, commercial paper, corporate debt securities, and municipal securities to increase or decrease by approximately $300,000, assuming a similar level of investments in the year ending December 31, 2016 as in the year ended December 31, 2015. Due to the short-term nature of our cash and cash equivalents, money market funds, commercial paper, corporate debt securities, and municipal securities, their carrying values approximate their market values and are not generally subject to price risk due to fluctuations in interest rates.

Long-Term Debt

The interest rate on our Revolving Credit Agreement is variable so market fluctuations in interest rates may increase our interest expense. There were no borrowings under our Revolving Credit Agreement as of December 31, 2015.

A change in interest rates would not impact the interest expense or carrying value of the Convertible Notes as the coupon rate is fixed. However, the fair market value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. Changes in the fair value of the Convertible Notes do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Convertible Notes at fair value, but we report the fair value of the Convertible Notes for disclosure purposes. For further discussion regarding the fair value of the Convertible Notes see Part I, Item 1 “Financial Statements” - Note 8.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The Consolidated Financial Statements of inContact appear at the end of this report beginning with the index to Financial Statements on page F-1 (see Part IV, Item 15 “Financial Statements”), and are incorporated herein.

Supplementary Financial Information—(Unaudited)

The following tables set forth the Company’s selected unaudited quarterly data for 2015 and 2014 (in thousands, except per share data):

	Quarter
2015	1st	2nd	3rd	4th
Net revenues	$51,338	$53,071	$56,078	$61,500
Gross profit	25,830	26,728	28,985	32,499
Net loss	(5,988)	(7,290)	(5,678)	(3,828)
Basic and diluted net loss per share	(0.10)	(0.12)	(0.09)	(0.06)

	Quarter
2014	1st	2nd	3rd	4th
Net revenues	$37,054	$41,111	$44,195	$49,424
Gross profit	17,981	20,023	20,861	24,775
Net income (loss)	(1,724)	3,428	(6,684)	(5,583)
Basic and diluted net income (loss) per share	(0.03)	0.06	(0.11)	(0.09)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2015. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer) concluded that our disclosure controls and procedures were effective during the period ended December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Material Weakness Previously Identified

We previously reported a material weakness in internal control over financial reporting related to the calculation and assessment of state sales tax for certain of our products and services and the appropriate accounting for the related state sales tax obligations in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K /A for the year ended December 31, 2013, Form 10-K for the year ended December 31, 2014, and Quarterly Reports on Form 10-Q for the quarters during the subsequent period through June 30, 2015.

Remediation Efforts on Previously Identified Material Weakness

Prior to the end of the third quarter of 2015, we re-assessed and revised our control activities to address the material weakness in our internal control over financial reporting related to the calculation and assessment of state sales tax for certain of our products and services. Specifically, we have implemented a new billing system and a new tax vendor to ensure that tax rates are accurate and updated timely.  We have also implemented new controls related to training our billing and finance teams and testing the accuracy and completeness of the tax inputs and outputs of the billing system. Management has tested these new controls and found them to be effective and has concluded that this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Other than the changes noted above to remediate the previously reported material weakness, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A.

Limitations on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

Salt Lake City, Utah

We have audited the internal control over financial reporting of inContact, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 4, 2016 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 4, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, our code of ethics and background of our directors will be presented in our Proxy Statement for the 2016 annual meeting of Shareholders and is incorporated herein by reference. The information required pursuant to General Instructions G(3) of Form 10-K on our executive officers is presented under Item 1 of this report on Form 10-K.

ITEM 11.	Executive Compensation

Information required by this Item 11 on executive compensation will be presented in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 on security ownership of certain beneficial owners and managements will be presented in our 2016 Proxy Statement and is incorporated herein by reference. Information regarding equity compensation plans is presented under Item 5 of this report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 regarding certain related transactions and director independence will be presented in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information required by this Item 14 will be presented in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Documents filed as part of this report:

(1)

Financial Statements. The following Consolidated Financial Statements and the notes thereto, and the Report of Independent Registered Public Accounting Firms are incorporated by reference as provided in Item 8 of this report:

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-s

Exhibit No.	Title of Document

2.1

Agreement and Plan of Merger dated May 6, 2014, by and among: inContact, Inc., a Delaware corporation; INCC Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the inContact; CallCopy, Inc., a Delaware corporation; and, the stockholders of CallCopy (5)

3.1	Certificate of Incorporation, as amended (1)

3.2	Amendment to the Certificate of Incorporation dated June 26, 2004 (2)

3.3	Amendment to the Certificate of Incorporation dated October 14, 2008 (3)

3.4	ByLaws (4)

4.1	Copy of Specimen Common Stock Certificate (6)

4.2	Form of Senior Indenture (6)

4.3	Form of Subordinated Indenture (6)

4.4	Indenture between inContact, Inc., and Wells Fargo Bank, National Association, dated as of March 30, 2015 (23)

4.5	Form of Note for inContact, Inc.’s 2.50% Convertible Senior Notes due 2022 (incorporated by this reference to Exhibit 4.1 hereto) (23)

10.1	Long-Term Stock Incentive Plan (4)

10.2	2005 Employee Stock Purchase Plan, as amended (21)

10.3	Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (7)

10.4	Form of Notice of Restricted Stock Unit Grant to Non-Employee Directors (8)

10.5	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors (8)

10.6	2008 Equity Incentive Plan, as amended (9)

10.7	Revolving Credit Loan Agreement between inContact and Zions dated July 16, 2009 (10)

10.8	Amendment to Loan Agreement between inContact and Zions dated February 22, 2010 (11)

10.9	Note Modification Agreement and Allonge between inContact and Zions dated August 3, 2010 (12)

10.10	Second Amendment to Loan Agreement between inContact and Zions dated August 3, 2010 (13)

10.11	Second Note Modification Agreement and Allonge between inContact and Zions dated March 1, 2011 (15)

10.12	Third Amendment to Loan Agreement between inContact and Zions dated March 1, 2011 (15)

10.13	Master Finance Lease Agreement No. 0012773 with Zions dated July 23, 2009 (15)

10.14	Fourth Amendment to Loan Agreement between inContact and Zions dated June 29, 2011 (16)

10.15	Loan Agreement with Zions dated October 7, 2011 (17)

10.16	Promissory Note issued to Zions dated October 7, 2011 (17)

10.17	First Amendment to Lease Agreement for Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (17)

10.18	Amended and Restated Loan Agreement between inContact and Zions dated April 30, 2012 (18)

10.19	Amended and Restated Promissory Revolving Loan Note issued to Zions dated April 30, 2012 (18)

10.20	Promissory Term Loan Note to Zions dated April 30, 2012 (18)

10.21	Stock purchase agreement with Piper Jaffray & Co. dated September 13, 2012 (19)

10.22	Addendum 1 to Master Reseller Agreement dated February 13, 2013, with Siemens Enterprise Communications (21)

Exhibit No.	Title of Document

10.23	Amendment to Investor Rights Agreement dated February 13, 2013, with Enterprise Networks Holding (21)

10.24	2nd Amendment to Lease Agreement for Additional Office Space at 7730 So Union Park Avenue, Salt Lake City, Utah 84047 (21)

10.25	First Amendment to Amended and Restated Loan Agreement, dated June 21, 2013 (20)

10.26	Promissory Term Loan Note to Zions First National Bank dated June 21, 2013 (20)

10.27	Form of Non-Competition and Non-Solicitation Agreement (5)

10.28	Non-Solicitation Agreement with Edison Venture Fund VII, L.P. (5)

10.29	Form of Repurchase Agreements (5)

10.30	Form of Registration Rights Agreement (5)

10.31	Form of Lock-up Agreement (5)

10.32	Lock-up Agreement with Edison Venture Fund VII, L.P. (5)

10.33	Form of Restricted Stock Unit Agreement (5)

10.34	Second Amendment to Amended and Restated Loan Agreement, dated August 4, 2014 (22)

10.35	Form of Promissory Term Loan Note to Zions First National Bank dated August 4, 2014 (22)

10.36	Form of Pledge and Security Agreement, date August 4, 2014 (22)

10.37	Form of Stock Transfer Power, date August 4, 2014 (22)

10.38	Form of Security Agreement, date August 4, 2014 (22)

10.39	Form of Second Note Modification Agreement and Allonge to Amended and Restated Promissory Note, date August 4, 2014 (22)

10.40	Form of CallCopy Guarantee, date August 4, 2014 (22)

10.41	Form of Restricted Stock Unit Agreement for Executive Officers (25)

10.42	Lease Agreement for Office Space at 9700 South State Street, Salt Lake City, Utah 84070 (25)

10.43	Purchase Agreement by and among inContact, Inc., Jefferies LLC and Jefferies LLC (as Representative of the Initial Purchasers) dated as of March 24, 2015 (23)

10.44	2008 Equity Incentive Plan, as amended through June 10, 2015 (24)

14.1	Code of Ethics (14)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(18)

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

(20)

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

(23)	This document was filed as an exhibit to the current report on Form 8-K filed by inContact with the Securities and Exchange Commission on March 30, 2015, and is incorporated herein by this reference.
(24)	This document was filed as an exhibit to the current report on Form S-8 filed by inContact with the Securities and Exchange Commission on August 7, 2015, and incorporated herein by this reference.
(25)

These documents were filed as an exhibit to the annual report on Form 10-K for 2014 filed by inContact with the Securities and Exchange Commission on March 4, 2015, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCONTACT, INC.
Date: March 4, 2016	/S/ PAUL JARMAN
Paul Jarman Chief Executive Officer (Principal Executive Officer)
Date: March 4, 2016	/S/ GREGORY S. AYERS
Gregory S. Ayers Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2016	/S/ THEODORE STERN
Theodore Stern, Director
Date: March 4, 2016	/S/ STEVE M. BARNETT
Steve M. Barnett, Director
Date: March 4, 2016	/S/ PAUL JARMAN
Paul Jarman, Director
Date: March 4, 2016	/S/ BLAKE O. FISHER
Blake O. Fisher, Director
Date: March 4, 2016	/S/ PAUL F. KOEPPE
Paul F. Koeppe, Director
Date: March 4, 2016	/S/ MARK J. EMKJER
Mark J. Emkjer, Director
Date: March 4, 2016	/S/ HAMID AKHAVAN
Hamid Akhavan, Director

INCONTACT, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of inContact, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of inContact, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of inContact, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 4, 2016

INCONTACT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$29,050	$32,414
Restricted cash	81	81
Investments	75,109	-
Accounts and other receivables, net of allowance for uncollectible accounts of $2,555 and $1,816, respectively	37,185	28,126
Other current assets	9,243	6,979
Total current assets	150,668	67,600
Property and equipment, net	42,569	35,077
Intangible assets, net	19,232	24,768
Goodwill	39,247	39,247
Other assets	2,421	2,078
Total assets	$254,137	$168,770
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$11,607	$11,031
Accrued liabilities	12,828	13,259
Accrued commissions	4,615	3,407
Current portion of deferred revenue	11,530	8,439
Current portion of debt and capital lease obligations	-	4,095
Total current liabilities	40,580	40,231
Long-term debt and capital lease obligations	81,985	18,543
Deferred rent	3	28
Deferred tax liability, net	230	795
Deferred revenue	6,082	5,749
Total liabilities	128,880	65,346
Commitments and contingencies (see note 14)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 61,826 and 61,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	253,986	209,047
Accumulated deficit	(128,654)	(105,629)
Accumulated other comprehensive loss	(81)	-
Total stockholders' equity	125,257	103,424
Total liabilities and stockholders' equity	$254,137	$168,770

See accompanying notes to the Consolidated Financial Statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenue:
Software	$143,719	$100,805	$68,897
Network connectivity	78,268	70,979	61,140
Total net revenue	221,987	171,784	130,037
Costs of revenue:
Software	59,193	42,991	28,012
Network connectivity	48,752	45,153	39,365
Total costs of revenue	107,945	88,144	67,377
Gross profit	114,042	83,640	62,660
Operating expenses:
Selling and marketing	66,381	51,175	37,220
Research and development	29,307	22,379	12,605
General and administrative	35,225	29,358	22,314
Total operating expenses	130,913	102,912	72,139
Loss from operations	(16,871)	(19,272)	(9,479)
Other income (expense):
Interest expense	(5,701)	(365)	(317)
Interest income	319	-	-
Other income (expense)	(2)	3	(34)
Total other expense	(5,384)	(362)	(351)
Loss before income taxes	(22,255)	(19,634)	(9,830)
Income tax benefit (expense)	(529)	9,071	(373)
Net loss	$(22,784)	$(10,563)	$(10,203)
Other comprehensive loss, net of taxes:
Net change in unrealized losses in available-for-sale investments	(81)	-	-
Comprehensive loss	$(22,865)	$(10,563)	$(10,203)
Net loss per common share:
Basic and diluted	$(0.37)	$(0.18)	$(0.19)
Weighted average common shares outstanding:
Basic and diluted	61,521	58,997	54,742

See accompanying notes to the Consolidated Financial Statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2012	52,886	$5	$154,184	-	$-	$(83,395)	$-	$70,794
Issuance of common stock, net of issuance costs	376	-	2,987	-	-	-	-	2,987
Common stock received for settlement of receivable and taxes upon vesting of restricted stock	-	-	-	(530)	(3,035)	-	-	(3,035)
Common stock issued for options exercised	2,005	1	5,722	430	2,459	(1,096)	-	7,086
Common stock issued under the employee stock purchase plan	41	-	265	33	206	(24)	-	447
Issuance of restricted stock	38	-	-	67	370	(370)	-	-
Stock-based compensation	-	-	4,264	-	-	-	-	4,264
Net loss	-	-	-	-	-	(10,203)	-	(10,203)
Balance at December 31, 2013	55,346	6	167,422	-	-	(95,088)	-	72,340
Issuance of common stock, net of issuance costs	3,822	-	31,951	-	-	-	-	31,951
Common stock received for taxes upon vesting of restricted stock	-	-	-	(162)	(585)	-	-	(585)
Common stock issued for options exercised	573	-	2,038	63	382	(107)	-	2,313
Common stock issued under the employee stock purchase plan	66	-	494	47	167	165	-	826
Issuance of restricted stock	1,193	-	-	52	36	(36)	-	-
Stock-based compensation	-	-	7,142	-	-	-	-	7,142
Net loss	-	-	-	-	-	(10,563)	-	(10,563)
Balance at December 31, 2014	61,000	6	209,047	-	-	(105,629)	-	103,424
Common stock received for settlement of taxes and forfeited restricted stock	-	-	-	(171)	(1,097)	-	-	(1,097)
Common stock issued for options exercised	506	-	2,503	148	1,046	(373)	-	3,176
Common stock issued under the employee stock purchase plan	209	-	1,375	22	39	144	-	1,558
Issuance of restricted stock	111	-	-	1	12	(12)	-	-
Stock-based compensation	-	-	8,777	-	-	-	-	8,777
Equity component of convertible note issuance, net of issuance costs	-	-	32,284	-	-	-	-	32,284
Other comprehensive loss	-	-	-	-	-	-	(81)	(81)
Net loss	-	-	-	-	-	(22,784)		(22,784)
Balance at December 31, 2015	61,826	$6	$253,986	-	$-	$(128,654)	$(81)	$125,257

See accompanying notes to the Consolidated Financial Statements.

INCONTACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(22,784)	$(10,563)	$(10,203)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	10,423	7,730	6,060
Amortization of software development costs	6,595	5,834	4,964
Amortization of intangible assets	4,953	3,651	434
Amortization of deferred debt issuance costs	488	30	18
Stock-based compensation	8,777	7,142	4,264
Loss on disposal of property and equipment	55	687	711
Interest accretion	2,791	3	6
Amortization of investment premium	467	-	-
Write-off of contingent liability	-	(146)	-
Write-off of intangibles	583	-	-
Deferred income taxes	(565)	(9,368)	-
Changes in operating assets and liabilities, net of business acquisition:
Accounts and other receivables, net	(9,140)	(8,702)	(3,370)
Other current assets	(2,182)	(1,255)	(1,082)
Other non-current assets	(324)	(506)	(523)
Trade accounts payable	581	1,236	1,204
Accrued liabilities	(237)	3,221	1,783
Accrued commissions	1,209	588	462
Other long-term liabilities	(234)	(236)	348
Deferred revenue	3,424	5,899	2,490
Net cash provided by operating activities	4,880	5,245	7,566
Cash flows from investing activities:
Sales and maturities of available for sale investments	37,382	-	-
Purchase of available for sale investments	(113,039)	-	-
Capitalized software development costs	(10,083)	(11,010)	(6,169)
Purchases of property and equipment	(14,488)	(13,273)	(5,400)
Acquisition of assets	-	-	(2,746)
Acquisition of a business, net of cash acquired	-	(13,059)	(2,700)
Payments made for deposits	(19)	(32)	(12)
Net cash used in investing activities	(100,247)	(37,374)	(17,027)
Cash flows from financing activities:
Proceeds from exercise of options	3,176	2,313	7,086
Proceeds from sale of stock under employee stock purchase plan	1,558	826	447
Proceeds from issuance of common stock	-	-	77
Borrowings under term loans	-	6,000	7,000
Payment of debt financing fees	-	(47)	(43)
Principal payments under debt and capital lease obligations	(11,824)	(4,112)	(3,490)
Purchase of treasury stock	(1,097)	(585)	(304)
Borrowings under the revolving credit agreement	-	21,000	-
Payments under the revolving credit agreement	(11,000)	(10,000)	(1,000)
Proceeds from issuance of convertible notes, net	111,190	-	-
Net cash provided by financing activities	92,003	15,395	9,773
Net increase (decrease) in cash and cash equivalents	(3,364)	(16,734)	312
Cash and cash equivalents at the beginning of the year	32,414	49,148	48,836
Cash and cash equivalents at the end of the year	$29,050	$32,414	$49,148
Supplemental cash flow information:
Cash paid for interest	$1,728	$399	$283
Cash paid for taxes	666	501	102
Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$354	$359	$1,245
Unrealized losses on available for sale investments, net	(81)	-	-
Property and equipment and other assets financed with capital leases	-	1,101	-
Common stock received for settlement of accounts receivable	-	-	2,731
Issuance of common stock for acquisition of a business	-	31,951	2,910
Contingent consideration included in accrued liabilities	-	-	145

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

Investments

Investments generally consist of money market funds, commercial paper, corporate debt securities, and municipal bonds.  All of our investments have original maturity (maturity at the purchase date) of less than 12 months.  Investments with original maturities of three months or less are classified as cash equivalents. Our investments are classified as available-for-sale at the time of purchase and we reevaluate such classification as of each balance sheet date.  These short-term investments are recorded at fair value based on market quotes with unrealized gains or losses classified as a component of accumulated other comprehensive loss.  Amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and is included in interest income.  Interest on securities is included in interest income when earned.  Realized gains and losses on the sale of investments are determined using the specific identification method and recorded in “Other income (expense)” in the Consolidated Statements of Operations and Comprehensive Loss.

We periodically review our investments for indications of possible impairment in value. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been below the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Category	Estimated Useful Lives
Computer equipment	3 to 7 years
Computer software	3 years
Internal use software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of estimated useful life or remainder of lease term

We evaluate the carrying value of property and equipment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Measurement of the amount of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. We did not record any impairment charges in relation to long-lived property and equipment during the years ended December 31, 2015, 2014 or 2013.

Internal Use Software

We capitalize certain costs incurred for the development of internal use software, which are included as internal use software in property and equipment in the consolidated balance sheets. These costs include the costs associated with coding, software configuration, upgrades and enhancements that are incurred during the application development stage. These costs, net of accumulated amortization, totaled $20.9 million and $17.3 million as of December 31, 2015 and 2014, respectively.

Intangible Assets

Intangible assets consist of customer lists, patents, technology, trademarks and trade names. We estimate the useful lives of our acquired customer lists based on estimated attrition rates. Customer lists are generally amortized using an accelerated method over 24 to 120 months. Patents and technology are amortized on a straight-line basis over their estimated useful lives, which range from 24 to 120 months. Trademarks and tradenames have indefinite lives or have a useful life from 3 to 15 years.

Intangible assets acquired from the acquisition include customer relationships, which are amortized on a double-declining basis, technologies and trade name and trademarks, which are amortized on a straight-line basis.

We review our finite-lived intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of an intangible asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future net cash flows. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of our long-lived assets will be recovered by future cash flows generated by commercialization of the technology related to the long-lived asset, and from cash flows generated from customer lists. We did not record any material impairment charges in relation to long-lived intangible assets during the years ended December 31, 2015, 2014 and 2013.

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

Upon completion of the impairment tests as of September 30, 2015, no indication of goodwill or indefinite-lived intangible asset impairment existed. There were no events or circumstances from the date of assessment through December 31, 2015 that would impact this assessment.

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

Our revenue is reported and recognized based on the type of services provided to the customer as follows:

Software Revenue.  Software revenue includes two main sources of revenue:

(1) Software delivery and support of our inContact cloud software solutions that are provided on a monthly subscription basis and associated professional services. Because our customers purchasing software and support services on a monthly recurring basis do not have the right to take possession of the software, we consider these arrangements to be service contracts and are not within the scope of Industry Topic 985, Software.  We generally bill monthly recurring subscription charges in arrears and recognize these charges in the period in which they are earned. In addition to the monthly recurring revenue, revenue is also received on a non-recurring basis for professional services or on a recurring basis related to improving a customer’s contact center efficiency and effectiveness as it relates to utilization of the inContact cloud software solutions.

For subscription service contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple Element Arrangements. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact cloud software solutions experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Fees for network connectivity services in multiple element arrangements within the inContact cloud software solutions are based on usage and recognize revenue in the same manner as fees for telecommunication services discussed in the “Network Connectivity Services Revenue” below.

(2) Perpetual product and services revenues are primarily derived from the sale of licenses to our WFO on-premise software products and services.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all revenue recognition criteria are met.

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

Network Connectivity Service Revenue.  Network Connectivity Services revenue is derived from network connectivity, such as dedicated transport, switched long distance and data services. These services are provided over our network or through third party network connectivity providers. Our network is the backbone of our subscription software and allows us to provide the all-in-one inContact cloud software solutions. Revenue for the network connectivity usage is derived based on customer specific rate plans and the customer’s call usage and is recognized in the period the call is initiated. Customers are also billed monthly charges in arrears and revenue is recognized for such charges over the billing period. If the billing period spans more than one month, earned but unbilled revenues are recognized as revenue for incurred usage to date.

Advertising Costs

We advertise our services through the web, partners and trade journals. Costs associated with these advertising efforts are expensed as incurred in selling and marketing expenses, and were approximately $1.6 million in 2015, $2.1 million in 2014, and $1.5 million in 2013.

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

Operating Leases

We lease office space under operating lease agreements. These lease agreements contain tenant incentives, rent holidays and rent escalation provisions. We record the total rent payable during the lease terms on a straight-line basis over the term of the leases and record the difference between the rent paid and the straight-line rent as deferred rent.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, we recognize a liability or asset for the income tax consequences of all net operating loss and tax credit carryforwards and temporary differences between the tax bases of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. At December 31, 2015 and 2014, we have a full valuation allowance against our deferred tax assets. Significant judgment is required in making this assessment, and it is difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under GAAP are excluded from net loss. The unrealized losses of $81,000 on available for sale investments were the only component of accumulated other comprehensive loss in 2015. There were no differences between comprehensive loss and net loss for 2014 and 2013.

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

	Fiscal Year Ended December 31,
	2015	2014	2013
Stock options	2,662	2,947	2,925
Restricted stock awards	1,282	1,173	536

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

Concentration Risks

Approximately 25%, 31% and 38% of our costs of revenue for the years ended December 31, 2015, 2014 and 2013, respectively, was incurred from three network connectivity providers.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, bank time deposits, short-term investments, and trade accounts receivable. We invest our cash in bank accounts, certificates of deposit, and money market accounts with major financial institutions, in municipality obligations, and in debt securities of corporations. By policy, we seek to limit credit exposure on investments through diversification and by restricting our investments to highly rated securities.

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The guidance in the ASU supersedes existing revenue recognition guidance and the core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB ratified a one year delay in the effective date of ASU 2014-09, which makes the effective date for the Company the first quarter of fiscal 2018. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. This update could impact the timing and amounts of revenue recognized.  We are currently evaluating which transition approach to use and assessing the impact of adopting the new revenue standard on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern”, which amended guidance related to disclosure of uncertainties about an  entity’s ability to continue as a going concern, with an effective date of December 31, 2016. The new guidance requires management of all entities to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, as necessary, to provide related footnote disclosures. We elected to early adopt this accounting standard effective January 1, 2015.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption. Early adoption is permitted and the Company has elected to adopt this ASU in the first quarter of 2015 (Note 7). The early adoption has resulted in debt transaction fees to be recorded in the balance sheet as a direct deduction from the carrying amount of our debt liability.

In April 2015, the FASB issued ASU 2015-05, “Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer would account for the payment of fees as an acquisition of software. If there is no software license, the payment of fees would be accounted for as a service contract. This ASU is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting Measurement-Period Adjustments.” This update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Under this update, the adjustments are recognized in the reporting period in which the adjustment amounts are determined. This ASU is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” Under ASU 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. This ASU is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. Entities may apply the update prospectively to all deferred tax assets and liabilities and taxes, or retrospectively for all periods presented. The Company adopted the provisions of this update in 2015 on a prospective basis. The effects of this update on our financial position, results of operations and cash flows are not material.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, clarifies guidance related to the evaluation of the need for a valuation allowance for deferred tax assets related to available-for-sale debt securities, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This ASU is effective in fiscal years beginning after December 15, 2017 and early adoption of some provisions are permitted. The Company is currently assessing the impact of this new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires recognition on the balance sheet of assets and liabilities related to the rights and obligations created by leases with a term of more than 12 months.  Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on its classification as a finance or operating lease.  However, the new guidance differs from current GAAP in that it requires both types of leases to be recognized on the balance sheet.  Related disclosures will include both qualitative and quantitative requirements to help investors better understand the amounts recorded in the financial statements.  This ASU is effective in fiscal years beginning after December 15, 2018 and early adoption is permitted.  The Company is currently assessing the impact of this new standard on our consolidated financial statements.

NOTE 2. INVESTMENTS – AVAILABLE FOR SALE

We did not hold investments as of December 31, 2014 and our investments as of December 31, 2015 were as follows (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Losses	Fair Value/ Net Carrying Value	Cash and Cash Equivalents	Investments
Commercial paper	$28,845	$-	$28,845	$999	$27,846
Corporate debt securities	45,911	(81)	45,830	-	45,830
Money market funds	4,071	-	4,071	4,071	-
Municipal bonds	1,433	-	1,433	-	1,433
Total	$80,260	$(81)	$80,179	$5,070	$75,109

As of December 31, 2015 all of our investments had contractual maturities of less than one year.

At December 31, 2015, we had $81,000 of gross unrealized losses on certain investments. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment that is other-than-temporary. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;
•	the financial condition, credit quality and near-term prospects of the investee; and
•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

We believe that there were no investments held at December 31, 2015 that were other-than-temporarily impaired.  For the year ended December 31, 2015, proceeds from sales and maturities of investments were $37.4 million with an immaterial realized gain.

NOTE 3. ACCOUNTS AND OTHER RECEIVABLES, NET

The accounts and other receivables, net balances consisted of the following (in thousands):

	December 31,
	2015	2014
Billed	$20,501	$12,263
Earned but unbilled	18,067	16,104
Other	1,172	1,575
	39,740	29,942
Less: allowance for uncollectible accounts	(2,555)	(1,816)
Total accounts and other receivables, net	$37,185	$28,126

Earned but unbilled consists of revenues earned in the period and billed in a subsequent period.

Changes in our allowance for uncollectible accounts for each of the three years in the period ended December 31, 2015 are as follows (in thousands):

Allowance for uncollectible accounts receivable:	Balance at beginning of year	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of year
Year ended December 31, 2015	$1,816	$1,940	$(1,201)	$2,555
Year ended December 31, 2014	2,203	499	(886)	1,816
Year ended December 31, 2013	831	1,657	(285)	2,203

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2015	2014
Computer and office equipment	$43,537	$36,192
Computer software	19,598	12,996
Internal use software	49,588	39,571
Furniture and fixtures	3,417	3,446
	116,140	92,205
Less: accumulated depreciation and amortization	(73,571)	(57,128)
Total property and equipment, net	$42,569	$35,077

Total depreciation and amortization expense of property and equipment was approximately $17.0 million in 2015, $13.6 million in 2014 and $11.0 million in 2013.

There were no property and equipment capitalized under capital lease obligations as of December 31, 2015. Property and equipment capitalized under capital lease obligations consisted primarily of computer and office equipment as of December 31, 2014 and were as follows (in thousands):

December 31,
2014
Gross	$2,556
Less: accumulated depreciation and amortization	(2,350)
Total	$206

NOTE 5. INTANGIBLE ASSETS

Intangible assets with finite lives consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	Assets	Amortization	Assets, Net	Assets	Amortization	Assets, Net
Customer lists acquired	$28,123	$(20,859)	$7,264	$28,123	$(18,368)	$9,755
Technology and patents	24,358	(14,222)	10,136	24,358	(11,645)	12,713
Trade names and trademarks	3,190	(1,358)	1,832	3,190	(890)	2,300
Total intangible assets	$55,671	$(36,439)	$19,232	$55,671	$(30,903)	$24,768

We recorded amortization expense for intangible assets of approximately $5.0 million in 2015, $3.7 million in 2014 and $434,000 in 2013.

Based on the recorded intangibles at December 31, 2015, estimated amortization expense is expected to be $4.2 million in 2016, $3.7 million in 2017, $3.2 million in 2018, $2.8 million in 2019, $2.7 million in 2020 and $2.6 million thereafter.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll and other compensation	$4,726	$6,254
Accrued state sales taxes	3,939	3,881
Accrued vendor charges	1,281	713
Accrued interest	717	23
Other	2,165	2,388
Total accrued liabilities	$12,828	$13,259

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands, except percentages):

	December 31,
	2015	2014
2.50% Convertible Notes, $115.0 million in aggregate principal amount, bearing interest at 2.50% payable semi-annually with final principal payment to be made April 1, 2022	$115,000	$-
Revolving credit agreement with Zions First National Bank ("Zions"), with maximum availability of $15.0 million, bearing interest at the 90 day London Interbank Offered Rate ("LIBOR") plus 4.0% (4.61% and 4.26% at December 31, 2015 and 2014, respectively).	-	11,000
Term loans payable to Zions, bearing interest at the 90 day LIBOR plus between 4.0% and 4.5% (between 4.61% to 5.11% at December 31, 2015 and between 4.26% and 4.76% at December 31, 2014), payable monthly.	-	10,458
Capital lease obligations	-	1,258
Total debt and capital lease obligations	115,000	22,716
Unamortized debt discounts	(30,601)	(78)
Unamortized debt issuance costs	(2,414)	-
Net carrying value total debt and capital lease obligations	$81,985	$22,638

Current portion of debt	$-	$3,409
Current portion of capital lease obligations	-	713
Current portion of debt discounts	-	(27)
Total current portion of debt and capital lease obligations	$-	$4,095
Long-term portion of debt	$81,985	$18,049
Long-term portion of capital lease obligations	-	545
Long-term portion of debt discounts	-	(51)
Total long-term portion of debt and capital lease obligations	$81,985	$18,543

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

As of December 31, 2015, the Convertible Notes were not convertible.

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

Based on the closing market price of our common stock as of December 31, 2015, the if-converted value of the Convertible Notes was less than the aggregate principal amount of the Convertible Notes.

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which was subsequently amended in June 2013 and August 2014. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR.  We drew $11.0 million on the Revolving Credit Agreement in December 2014, which was repaid in March 2015. There was $15.0 million of unused commitment at December 31, 2015, based on the maximum available advance amount calculated on the December 20, 2015 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears.  In August 2014, we amended certain terms of the Revolving Credit Agreement with Zions (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which is only applicable if net cash is less than $2.5 million, increased the amount of additional debt from $200,000 to $600,000 per debt for each of the calendar years ending December 31, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2015 and 2016 and $500,000 for each calendar year thereafter.  There was no balance on the Revolving Credit Agreement at December 31, 2015.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in August 2014. As of December 31, 2015, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.9 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.9 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the Revolving Credit Agreement’s covenants at December 31, 2015.

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

Term Loans

We entered into three term loan agreements (“Term Loans”) with Zions.  We drew $4.0 million, $3.0 million, $1.0 million and $5.0 million from the Term Loans in April 2013, December 2013, June 2014 and December 2014, respectively. Interest on the Term Loans was due monthly in arrears and the principal was payable in 36 equal monthly installments. The interest rate on the Term Loans was between 4.0% and 4.5% per annum above the ninety day LIBOR rate, adjusted as of the date of any change in the ninety day LIBOR.

The financial covenants of the Term Loans were the same as the Revolving Credit Agreement, were collateralized by the same assets as the Revolving Credit Agreement and could be prepaid without penalty or premium.  During the year ended December 31, 2015, we paid $10.4 million of total term loan principal to Zions. There was no balance on the term loans at December 31, 2015.

Capital Lease Obligations

In March 2011, we entered into an equipment leasing facility commitment with Zions Credit of up to $3.0 million. We have utilized the entire $3.0 million of the leasing facility. The interest rate is 5.9% and the final lease payment was made in March 2015. The balance of the capital lease obligations related to this leasing facility was $115,000 at December 31, 2014, and was fully paid in April 2015.

In July 2012, we entered into a capital lease obligation for certain software licensing, which requires monthly payments of $4,000 beginning in August 2012 and ending in July 2015. The balance of the capital lease obligations related to this lease was $28,000 at December 31, 2014, and was fully paid in March 2015.

In March 2014, we entered into a capital lease obligation for certain software licensing, which requires three equal annual payments of $611,000 which began in April 2014. The balance of the capital lease obligations related to this lease was $1.2 million at December 31, 2014, which was fully paid in March 2015.

During the year ended December 31, 2015, we paid $1.4 million of capital lease obligations.  There was no capital lease obligation as of December 31, 2015.

Interest Expense

The following table presents the components of interest expense incurred on the Convertible Notes and on other borrowings (in thousands, except percentages):

	December 31,
	2015	2014	2013
2.50% Convertible Notes:
Interest expense at 2.50% coupon rate	$2,166	$-	$-
Interest accretion of debt discount	2,791	-	-
Amortization of deferred debt issuance costs	290	-	-
Total interest from 2.50% Convertible Notes	5,247	-	-
Other Borrowings:
Interest from other borrowings	454	365	317
Total interest	$5,701	$365	$317

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

Assets Measured at Fair Value on a Recurring Basis:

We held no investments as of December 31, 2014.  The following table summarizes our assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	December 31, 2015
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$4,071	$-	$4,071
Commercial paper	-	999	999
Total cash equivalents	4,071	999	5,070
Investments:
Commercial paper	-	27,846	27,846
Corporate debt securities	-	45,830	45,830
Municipal bonds	-	1,433	1,433
Total investments	-	75,109	75,109
Total assets measured at fair value	$4,071	$76,108	$80,179

Fair Value Measurements

Money Market Funds – We value our money market funds using quoted active market prices for such funds.

Commercial paper, Corporate debt securities, and Municipal bonds – The fair value of these securities are estimated using observable market prices for identical securities that may be traded in less-active markets, if available. When observable market prices for identical securities are not available, we value these securities using non-binding market price quotes from brokers which we review for reasonableness using observable market data; quoted prices for similar instruments; or pricing models, such as a discounted cash flows.

Other Financial Instruments

The carrying amounts of cash and cash equivalents (other than investments recorded on a fair value basis disclosed above), accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

The fair value of the Convertible Notes is based on a recent bid price quote for the Convertible Notes, reflecting activity in a less than active market.  The fair value for the Revolving Credit Note and Term Loans were computed using a discounted cash flow model using estimated market rates adjusted for our credit risk as of December 31, 2014. We consider the input related to our credit risk to be within Level 3 of the fair value hierarchy due to the limited number of our debt holders as of December 31, 2014 and our inability to observe current market information. We estimated our current credit risk as of December 31, 2014 based on recent transactions with our creditors. The carrying value and estimated fair value of our Convertible Notes, revolving credit note and term loans are as follows (in thousands):

	December 31,
	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible notes	$81,985	$108,330	$-	$-
Revolving credit agreement	-	-	11,000	11,000
Term loans	-	-	10,458	10,458

Basis for Valuation

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and 2014.

NOTE 9. INCOME TAXES

The components of income tax expense for the years ended December 31, 2015, 2014 and 2013, consisted of the following (in thousands):

	December 31,
	2015	2014	2013
Current:
Federal	$(55)	$-	$-
Foreign	243	76	222
State	201	99	61
Total current	389	175	283
Deferred:
Federal	76	(9,221)	75
Foreign	-	-	-
State	64	(25)	15
Total deferred	140	(9,246)	90
Total	$529	$(9,071)	$373

Income tax expense differs from amounts computed by applying the statutory federal rate of 34.0% to pretax loss for the years ended December 31, 2015, 2014, and 2013, as follows (in thousands):

	December 31,
	2015	2014	2013
Computed federal income tax benefit at statutory rate of 34%	$(7,567)	$(6,675)	$(3,343)
State income taxes	(546)	(395)	53
Meals and entertainment	263	206	155
Transaction costs	-	358	-
Other	1,090	560	(145)
Foreign taxes	57	135	(3)
Stock-based compensation	357	220	129
Net change in valuation allowance	6,875	(3,480)	3,527
Total income tax expense (benefit)	$529	$(9,071)	$373

Net deferred federal and state income tax assets and liabilities at December 31, 2015 and 2014, consisted of the following temporary differences and carry-forward items (in thousands):

	December 31,
	2015		2014
	Current	Non-current	Current	Non-current
Deferred income tax assets (liabilities):
Net operating loss carry-forwards	$-	$32,914	$-	$27,016
AMT, foreign and R&D tax credit carry-forwards	-	168	-	526
Property and equipment, and intangible assets	-	(10,023)	-	(8,262)
Reserves, accrued liabilities, and other	-	5,495	2,763	1,815
Convertible debt discount	-	(11,354)	-	-
Stock-based compensation	-	4,655	-	3,621
Total deferred income tax assets	-	21,855	2,763	24,716
Valuation allowance	-	(22,085)	(2,058)	(25,511)
Deferred income tax assets (liabilities), net	$-	$(230)	$705	$(795)

We establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We are uncertain whether our deferred tax assets can be realized due to our history of operating losses. Accordingly, a valuation allowance has been recorded at December 31, 2015 and 2014 to reduce the deferred income tax assets to the amount which management believes is more likely than not to be realized.

The net change in our valuation allowance was a decrease of $5.5 million in 2015, a decrease of $3.5 million in 2014 and an increase of $3.6 million in 2013.

As of December 31, 2015, we had net operating loss carry-forwards for federal income tax reporting purposes of approximately $103.1 million that will begin to expire starting in 2018 through 2035 if not utilized. We had state net operating loss carry-forwards of approximately $89.0 million which expire depending on the rules of the various states to which the net operating losses are allocated.

Approximately $18.6 million of net operating loss carry-forwards as of December 31, 2015 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized. We also have alternate minimum tax credit carry-forwards of approximately $103,000 that have no expiration date.   We also have research and development tax credit carry-forwards of approximately $65,000 which begin to expire in 2023. Utilization of our net operating loss and tax credit carry-forwards are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of a portion of the net operating loss and credit carry-forwards before they are fully utilized.

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

The Company’s U.S. federal income tax returns for 2012 through 2015 are open tax years.  The Company also files in various foreign and state jurisdictions. With few exceptions, the Company is no longer subject to foreign or state income tax examinations by tax authorities for years prior to 2012.

NOTE 10. ACQUISITIONS

Uptivity Acquisition

On May 6, 2014, we acquired 100% of the outstanding shares of CallCopy, Inc., a Delaware corporation doing business as Uptivity (“Uptivity”).  Uptivity provides a complete mid-market WFO software products and services to call centers comprised of speech and desktop analytics, agent coaching, call and desktop recording, as well as quality, performance, workforce management and satisfaction surveys.  inContact acquired Uptivity for an aggregate purchase price of $48.9 million of primarily cash and stock.  The purchase consideration was paid with cash in the amount of $15.0 million, estimated fair market value of vested stock options converted to cash of $1.9 million and 3,821,933 shares of the Company’s common stock valued at approximately $32.0 million. An additional 434,311 shares of restricted common stock were issued, but not included in the purchase consideration because the shares are subject to repurchase rights, which will lapse as services are provided over a three year period. The acquisition of Uptivity was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The total purchase price was allocated as follows (in thousands):

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

Intangible assets acquired from the acquisition include customer relationships, which are amortized on a double-declining basis, technologies and trade name and trademarks, which are amortized on a straight-line basis. The fair values of the intangible assets were determined primarily using the income approach and the discount rates range from 17.0% to 20.6%. In December 2015, we determined that $583,000 of acquired technology would not be utilized in the foreseeable future and therefore was disposed of.  The following sets forth the intangible assets purchased as part of the Uptivity acquisition and their respective preliminary estimated economic useful life at the date of the acquisition (in thousands, except useful life):

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

All recorded goodwill relates to the software segment. The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Goodwill balance at January 1	$39,247	$6,563
Additions as the result of acquisitions	-	32,684
Goodwill balance at December 31	$39,247	$39,247

NOTE 11. CAPITAL TRANSACTIONS

Issuances of Common Stock

We received proceeds of $3.2 million, $2.3 million and $7.1 million from the exercise of 654,000 , 636,000 and 2.4 million options during the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan

The 2005 Employee Stock Purchase Plan (“Purchase Plan”) provides that up to 1.0 million shares of common stock may be sold to participating employees and expires at the beginning of 2019. Each participating period is three months in length. The purchase price a participant pays for the shares is equal to 85% of the closing market bid price of the common stock on the first business day or the last business day of each participating period, whichever is lower. We issued 231,000, 113,000 and 74,000 shares of common stock for proceeds of $1.6 million, $826,000 and $447,000 under the Purchase Plan to eligible employees during the years ended December 31, 2015, 2014 and 2013, respectively. Stock compensation expense recognized under the Purchase Plan was $531,000, $237,000 and $129,000 during the years ended December 31, 2015, 2014 and 2013. The Company had 410,000 shares of common stock available for issuance under the Purchase Plan at December 31, 2015.

Preferred Stock

The Board of Directors is authorized to issue shares of our authorized but unissued preferred stock in one or more series. With respect to any series, the Board of Directors is authorized to determine the number of shares that constitutes such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative, or any other characteristics, preferences, limitations, rights, privileges, immunities or terms. There was no preferred stock outstanding at December 31, 2015 or 2014.

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

Our stock-based compensation primarily consists of the following plans:

2008 Equity Incentive Plan: Effective July 1, 2008, we established the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan provides for a maximum of 9.8 million shares of our common stock to be awarded to participants and their beneficiaries. The shareholders approved and we amended the inContact 2008 Equity Incentive Plan, increasing the number of common shares available for awards from 7.8 million to 9.8 million in June 2015. The Compensation Committee (the “Committee”), as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under the 2008 Plan. The Committee may grant incentive stock options, non-qualified options, stock appreciation rights (“SAR”) and restricted stock awards (“RSA”). The terms and exercise prices of options are established by the Committee, except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2015, the total number of shares available to be awarded under the 2008 Plan was 2.3 million.

Long-Term Stock Incentive Plan: Effective March 11, 1999, we established the Long-Term Stock Incentive Plan (“1999 Plan”). The 1999 Plan provides for a maximum of 1.2 million shares of our common stock to be awarded to participants and their beneficiaries. The Committee, as determined by the Board of Directors, determines and designates the eligible participants and awards to be granted under 1999 Plan. The Committee may grant non-qualified options, SARs, and on a limited basis, stock awards. The terms and exercise prices of options are established by the Committee, except that the exercise prices cannot be less than 100% of the fair market value of a share of common stock on the date of grant. As of December 31, 2015, the total number of shares available to be awarded under the 1999 Plan was 283,000.

Other Options: Our Board of Directors has from time to time authorized the grant of non-qualified stock options to directors, officers, key employees and consultants as compensation and in connection with obtaining financing.

Stock-based compensation expense from stock options, restricted stock, restricted stock awards and employee stock purchase plan purchases was included in the following captions within the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Costs of revenue	$1,210	$511	$509
Selling and marketing	1,438	1,999	1,001
Research and development	2,472	1,888	1,160
General and administrative	3,657	2,744	1,594
Total stock-based compensation expense	$8,777	$7,142	$4,264

Employee Stock Options

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Dividend yield	None	None	None
Volatility	49%	62%	52%
Risk-free interest rate	1.70%	1.94%	0.94%
Expected life (years)	5.7	5.6	4.0

The following tables summarize all stock option activity during the years ended December 31, 2015, 2014 and 2013 (in thousands, except years and per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2012	5,144	$3.58
Granted	757	7.52
Exercised	(2,435)	2.91
Cancelled or expired	(541)	3.67
Balance at December 31, 2013	2,925	5.14
Granted	1,205	8.80
Exercised	(636)	3.64
Cancelled or expired	(547)	6.70
Balance at December 31, 2014	2,947	6.68
Granted	648	9.27
Exercised	(652)	4.85
Cancelled or expired	(281)	8.12
Balance at December 31, 2015	2,662	7.60	5.5	$5,159
Vested and exercisable at December 31, 2015	1,242	6.18	2.8	4,168
Unvested at December 31, 2015	1,420	8.84	7.9	991

We received cash proceeds from the exercise of options of $3.2 million, $2.3 million and $7.1 million in 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $3.4 million, $3.4 million and $12.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

A summary of the options outstanding and options exercisable at December 31, 2015, is as follows (in thousands, except years and per share amounts):

	Options Outstanding			Options Vested and Exercisable
Exercise price range	Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$3.10 - $5.06	388	0.8	$4.22	386	$4.22
$5.10 - $5.71	304	1.8	5.29	300	5.29
$5.72 - $7.44	70	2.4	7.00	49	6.92
$7.50 - $7.50	302	2.9	7.50	201	7.50
$7.57 - $8.73	572	6.7	8.44	195	8.31
$8.75 - $9.00	416	8.1	8.94	100	8.95
$9.02 - $9.04	82	9.5	9.02	1	9.04
$9.05 - $9.05	331	9.1	9.05	-	-
$9.06 - $11.9	197	9.0	9.90	10	9.53
	2,662	5.5	7.60	1,242	6.18

A summary of the activity for unvested option awards for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands, except per share amounts):

		Weighted-Average
	Options	Fair Value
Balance at December 31, 2012	2,260	$2.35
Granted	757	3.05
Vested	(1,000)	2.19
Cancelled	(125)	2.42
Balance at December 31, 2013	1,892	2.71
Granted	1,205	4.87
Vested	(847)	2.55
Cancelled	(545)	3.41
Balance at December 31, 2014	1,705	4.09
Granted	648	9.27
Vested	(664)	7.12
Cancelled	(269)	8.24
Balance at December 31, 2015	1,420	8.84

As of December 31, 2015, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $1.8 million and is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Awards

The following tables summarize the restricted stock awards activity during the years ended December 31, 2015, 2014 and 2013, (in thousands, except per share amounts):

		Weighted-Average
		Grant Date
	Number of Awards	Fair Value
Balance at December 31, 2012	668	$2.86
Granted	523	7.86
Vested	(82)	7.84
Balance at December 31, 2013	1,109	4.95
Granted	1,077	8.25
Vested	(275)	7.66
Cancelled	(120)	7.82
Balance at December 31, 2014	1,791	6.33
Granted	795	9.36
Vested	(482)	9.96
Cancelled	(137)	8.73
Balance at December 31, 2015	1,967	7.00
Vested at December 31, 2015	685	3.62
Unvested at December 31, 2015	1,282	8.80

The total fair value of restricted stock awards granted during 2015, 2014 and 2013 was approximately $7.4 million, $8.9 million and $4.1 million, respectively. As of December 31, 2015, the total remaining unrecognized compensation cost related to unvested restricted stock awards, net of forfeitures, was approximately $3.1 million and is expected to be recognized over a weighted average period of 1.9 years.

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

NOTE 13. RELATED PARTY TRANSACTIONS

We paid the Chairman of the Board of Directors (the “Chairman”) $84,000 in 2015, 2014 and 2013 for consulting, marketing and financing activities. We owed the Chairman $7,000 at both December 31, 2015 and 2014.

As a result of the May 2014 acquisition of Uptivity, we are a party to an agreement to sell software and services with a company that is owned by two employees and other minority shareholders of inContact.  Revenue related to this agreement included in our Consolidated Statement of Operations and Comprehensive Loss was approximately $252,000 and $364,000 for the years ended December 31, 2015 and 2014.   Related accounts receivable at December 31, 2014, was $90,000 and there was no related accounts receivable at December 31, 2015.

The principal location of the employees from the May 2014 acquisition of Uptivity is in Columbus, Ohio.  Their facility is a 36,000 square foot office that is leased from Cabo Leasing LLC, which is owned by two employees and other minority shareholders of inContact.  The amount of rent for this facility included in our Consolidated Statement of Operations and Comprehensive Loss was approximately $827,000 and $444,000 for the years ended December 31, 2015 and 2014.

In October 2015, inContact entered into a referral agreement with a sales lead generation company in which two employees and other minority shareholders have individual minority ownership interests.  We will pay commissions under this agreement based on sales generated.  The amount of commissions expense included in our Consolidated Statement of Operations and Comprehensive Loss was approximately $68,000 for the year ended December 31, 2015.  An $11,000 payable was recorded on the balance sheet as of yearend specific to this arrangement.

Concurrent with selling 7.2 million shares of common stock to an investor in June 2011, we entered into a world-wide reseller agreement with Unify, Inc. (“Unify”) (formerly Siemens Enterprise Communications), a subsidiary of the investor, whereby Unify became a reseller of inContact’s cloud solutions with minimum revenue purchase commitments.

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

In February 2013, we agreed that through 2013, Unify could make payment of its obligations with shares of our common stock held by Unify’s parent company at a price per share, discounted 9.0% from the volume weighted average price, averaged over a specified period of five trading days prior to the payment date. $2.7 million in revenue earned from Unify during 2012 was paid by the delivery of 492,000 shares of our common stock by Unify in 2013. In May 2013, the parent company of Unify sold its remaining 6.4 million shares of our common stock in the open market. Also, Unify paid to inContact a total of $3.5 million in May 2013, which was applied to outstanding amounts owed and the minimum commitment payment obligations of Unify under the reseller agreement through the end of 2013. The unapplied balance of the $3.5 million payment was $26,000 at December 31, 2013 and zero at December 31, 2014. The remaining future minimum commitment payment obligations were paid by Unify in cash.

Under this arrangement, we recognized $3.6 million and $6.8 million of software revenue under this arrangement during the years ended December 31, 2014 and 2013, respectively, which included revenue from resold software services and amounts up to the quarterly minimum revenue purchase commitments.  Under the arrangement, revenue from resold software services reduces the reseller’s obligation up to the amount of the quarterly minimum purchase commitments. Under this arrangement, we recognized no revenue during the year ended December 31, 2015.

As of December 31, 2015, Unify continues to resell our software services and has met its obligations under the revised reseller agreement; however, during the year ended December 31, 2014, actual revenue from resold software services was less than the net minimum purchase commitments during the same period. Therefore, we experienced a reduction in software revenue from Unify in 2014 and again in 2015.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Certain customer lists purchased in 2001 through 2003 were financed through loans from various investors. All loans were paid prior to December 31, 2006. As part of the loan agreements, we agreed to pay a percentage of revenue received from the purchased customers to these investors as long as the customers remain with inContact. We paid these investors $146,000, $178,000 and $223,000 in 2015, 2014 and 2013, respectively.

Litigation

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.   California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  inContact filed a motion to exclude the statistical and economic experts on damages retained by California College, which was partially granted by excluding California College’s statistical expert due to unreliable data provided by California College to perform the statistical analysis related to alleged damages.  The trial scheduled for June 11, 2015 was rescheduled due to judicial transfers.  In December 2015 the new trial Judge ruled on re-hearing to allow statistical and economic experts on damages retained by California College to testify at trial. In February 2016 the trial court granted the inContact motion to stay the trial without date pending interlocutory appeal to the Utah Supreme Court of the trial court’s December 2016 ruling with respect to allowing California College’s experts to testify at trial.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit.  We cannot determine at this time whether the chance of success on one or more of inContact’s defenses or claims is either probable or remote, and are unable to estimate the potential loss or range of loss should it not be successful.  The Company believes that this matter will not have a material impact on our financial position, liquidity or results of operations.

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

On March 20, 2014, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 14-360, alleging that inContact is infringing one or more claims made in U.S. Patent No. 6,311,231 (the “’231 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”;  U.S. Patent No. 6,668,286 (the “’286 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System Using Voice over IP”; U.S. Patent No. 7,159,043 (the “’043 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contact Channel Changing System”; and U.S. Patent No. 8,438,314 (the “’314 Patent”), entitled “Method and System for Coordinating Data and Voice Communications Via Customer Contract Channel Changing System”.  Pragmatus sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.  On July 9, 2015 the United States District Court for the District of Delaware granted defendants Motion to Dismiss the Amended Complaint for failing to claim patent-eligible subject matter in relation to one of the four patent claims. The parties entered into a settlement agreement, and the United States District Court for the District of Delaware has dismissed the claims and administratively closed the case.

On May 2, 2014, Info Directions, Inc. (“IDI”) notified inContact of a Demand for Arbitration regarding a dispute related to the Software as a Service Agreement between IDI and inContact dated December 19, 2012 pursuant to which IDI was to provide inContact with billing systems software.  IDI has asserted damages totaling at least $3.6 million.  inContact has asserted counterclaims and is defending this arbitration vigorously. The Arbitration Hearing in this matter will be held in Monroe County, New York on April 11-15, 2016. Management believes the allegations and alleged damages set forth in IDI's Arbitration Demand to be without merit. The Company believes that this matter will not have a material impact on our financial position, liquidity or results of operations.

We have established liabilities of $877,000 relative to all contingent matters above. We believe the amounts provided in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We have certain contingencies which are reasonably possible, with exposures to loss which are in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

We are the subject of certain additional legal matters, which we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these other matters will not have a material impact on our financial position, liquidity or results of operations.

Operating Leases

The following schedule summarizes the future minimum lease payments on operating leases at December 31, 2015 (in thousands):

2016	$1,588
2017	3,072
2018	3,153
2019	3,252
2020	3,353
Thereafter	19,865
Total	$34,283

Rent expense was $3.2 million, $2.6 million and $1.8 million in 2015, 2014 and 2013, respectively.

Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

The following schedule summarizes the future minimum payments under these arrangements at December 31, 2015 (in thousands):

2016	$2,253
2017	1,326
2018	580
Total	$4,159

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has two voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plans cover substantially all full-time employees. Under the terms of the plans, participants may contribute up to the statutorily prescribed limit to the plan. Employees are eligible on the first day of the month following their employment date. Prior to December 31, 2014, the Company matched 50% of the first 4% of an employee’s salary contributed to the plan. Subsequent to December 31, 2014, the Company matched 50% of the first 8% of an employee’s salary contributed to the plan. The Company made matching contributions, during 2015, 2014 and 2013 of $1.9 million, $956,000 and $478,000, respectively. The matching contributions vest one-third for each of the first three years of service.  The Company is under no obligation to continue matching future employee contributions and at the Company’s discretion may change its practices at any time.

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

Management evaluates segment performance based on operating income (revenue less costs of revenue, and other operating expenses). Management does not evaluate and manage segment performance based on assets.

For segment reporting, we classify operating expenses as either “direct” or “indirect.” Direct expense refers to costs attributable solely to either selling and marketing efforts or research and development efforts. Indirect expense refers to costs that management considers to be overhead in running the business, such as rent, utilities and depreciation on property and equipment.

Operating segment revenues and profitability for the year ended December 31, 2015, were as follows (in thousands, except percentages):

	Year Ended December 31, 2015
		Network
	Software	Connectivity	Consolidated
Net revenue	$143,719	$78,268	$221,987
Costs of revenue	59,193	48,752	107,945
Gross profit	84,526	29,516	114,042
Gross margin	59%	38%	51%
Operating expenses:
Direct selling and marketing	60,067	3,421	63,488
Direct research and development	27,639	-	27,639
Indirect	35,502	4,284	39,786
Income (loss) from operations	$(38,682)	$21,811	$(16,871)

Operating segment revenues and profitability for the year ended December 31, 2014, were as follows (in thousands, except percentages):

	Year Ended December 31, 2014
		Network
	Software	Connectivity	Consolidated
Net revenue	$100,805	$70,979	$171,784
Costs of revenue	42,991	45,153	88,144
Gross profit	57,814	25,826	83,640
Gross margin	57%	36%	49%
Operating expenses:
Direct selling and marketing	45,439	3,466	48,905
Direct research and development	21,030	-	21,030
Indirect	28,878	4,099	32,977
Income (loss) from operations	$(37,533)	$18,261	$(19,272)

Operating segment revenues and profitability for the year ended December 31, 2013, were as follows (in thousands, except percentages):

	Year Ended December 31, 2013
		Network
	Software	Connectivity	Consolidated
Net revenue	$68,897	$61,140	$130,037
Costs of revenue	28,012	39,365	67,377
Gross profit	40,885	21,775	62,660
Gross margin	59%	36%	48%
Operating expenses:
Direct selling and marketing	31,722	3,511	35,233
Direct research and development	11,601	-	11,601
Indirect	21,272	4,033	25,305
Income (loss) from operations	$(23,710)	$14,231	$(9,479)

NOTE 17. SUBSEQUENT EVENTS

In January 2016, we acquired AC2 Solutions, Inc. (“AC2”), a Delaware corporation.  AC2 provides call center Workforce Optimization products and services to call centers.  The purchase consideration was approximately $12.4 million, which was paid with cash in the amount of $12.0 million and 40,456 restricted shares of the Company’s common stock valued at $370,000 that will vest over two years.  An additional 505,700 restricted shares of our common stock were issued, but not included in the purchase considerations as the shares will vest as services are provided over a two year period.

In February 2016, we acquired certain technology, customers and equipment from Attensity, Inc., a Delaware corporation, which provides call center analytics products and services.  The purchase consideration was approximately $6.6 million in cash.

We expect the majority of the purchase price of these acquisitions to be allocated to goodwill and acquired intangible assets. The valuation of acquired assets and incurred liabilities is ongoing as of the date of this Form 10-K.