Form 10-Q
period 2016-03-31
inContact, Inc.
filed 2016-05-10
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

Commission File No. 1-33762

inContact, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0528557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 West Towne Ridge Parkway, Tower 1, Sandy, UT 84070

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 03, 2016
Common Stock, $0.0001 par value	62,191,999 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$16,296	$29,050
Restricted cash	-	81
Investments	70,004	75,109
Accounts and other receivables, net of allowance for uncollectible accounts of $1,781 and $2,555, respectively	38,093	37,185
Other current assets	9,595	9,243
Total current assets	133,988	150,668

Property and equipment, net	50,750	42,569
Intangible assets, net	29,573	19,232
Goodwill	49,016	39,247
Other assets	2,724	2,421
Total assets	$266,051	$254,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$12,915	$11,607
Accrued liabilities	12,705	12,828
Accrued commissions	4,397	4,615
Current portion of deferred revenue	13,955	11,530
Total current liabilities	43,972	40,580

Deferred revenue	6,439	6,082
Deferred rent and lease incentive obligation	5,814	3
Deferred tax liability, net	256	230
Long-term debt	83,029	81,985
Total liabilities	139,510	128,880
Commitments and contingencies (see note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 62,168 and 61,826 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	6	6
Additional paid-in capital	257,682	253,986
Accumulated deficit	(131,137)	(128,654)
Accumulated other comprehensive loss	(10)	(81)
Total stockholders' equity	126,541	125,257
Total liabilities and stockholders' equity	$266,051	$254,137

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months
	Ended March 31,
	2016	2015
Net revenue:
Software	$41,548	$32,466
Network connectivity	20,839	18,872
Total net revenue	62,387	51,338
Costs of revenue:
Software	16,665	13,697
Network connectivity	13,436	11,811
Total costs of revenue	30,101	25,508
Gross profit	32,286	25,830
Operating expenses:
Selling and marketing	18,210	15,475
Research and development	8,609	6,653
General and administrative	8,675	9,078
Total operating expenses	35,494	31,206
Loss from operations	(3,208)	(5,376)
Other income (expense):
Interest expense	(1,765)	(434)
Interest income	155	1
Other income (expense)	(1)	-
Total other expense	(1,611)	(433)
Loss before income taxes	(4,819)	(5,809)
Income tax benefit (expense)	2,590	(179)
Net loss	$(2,229)	$(5,988)
Other comprehensive loss, net of taxes:
Net change in unrealized losses in available for sale investments	71	-
Comprehensive loss	$(2,158)	$(5,988)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	62,263	61,484

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2015	61,826	$6	$253,986	-	$-	$(128,654)	$(81)	$125,257
Common stock received for settlement of taxes and forfeited restricted stock	-	-	-	(64)	(529)	-	-	(529)
Common stock issued for options exercised	133	-	476	61	507	(232)	-	751
Common stock issued under the employee stock purchase plan	49	-	387	-	-	-	-	387
Issuance of common stock for acquisition of a business	64	-	344	-	-	-	-	344
Stock-based compensation	-	-	2,489	-	-	-	-	2,489
Vesting of restricted stock units	96	-	-	3	22	(22)	-	-
Other comprehensive income	-	-	-	-	-	-	71	71
Net loss	-	-	-	-	-	(2,229)	-	(2,229)
Balance at March 31, 2016	62,168	$6	$257,682	-	$-	$(131,137)	$(10)	$126,541

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2016	2015
Net loss	$(2,229)	$(5,988)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	3,076	2,379
Amortization of software development costs	2,097	1,662
Amortization of intangible assets	1,285	1,363
Amortization of deferred debt issuance costs	97	199
Stock-based compensation	2,489	2,614
Loss on disposal of property and equipment	480	36
Interest accretion	947	-
Amortization of investment premium	278	-
Deferred income taxes	(2,640)	-
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and other receivables, net	(758)	(2,440)
Other current assets	(339)	(1,056)
Other non-current assets	(304)	(31)
Trade accounts payable	847	(243)
Accrued liabilities	(172)	(1,779)
Accrued commissions	(218)	70
Deferred rent and lease incentive obligation	5,814	(92)
Deferred revenue	2,526	3,243
Net cash provided by (used in) operating activities	13,276	(63)
Cash flows from investing activities:
Decrease in restricted cash	81	-
Sales and maturities of available for sale investments	20,777	-
Purchases of available for sale investments	(15,879)	-
Capitalized software development costs	(3,819)	(2,123)
Purchases of property and equipment	(9,353)	(3,947)
Business acquisitions, net of cash acquired	(18,446)	-
Net cash used in investing activities	(26,639)	(6,070)
Cash flows from financing activities:
Proceeds from exercise of options	751	2,274
Proceeds from sale of stock under employee stock purchase plan	387	321
Principal payments under debt and capital lease obligations	-	(11,824)
Purchase of treasury stock	(529)	(225)
Payments under revolving credit agreement	-	(11,000)
Proceeds from issuance of convertible notes, net	-	111,320
Net cash provided by financing activities	609	90,866
Net (decrease) increase in cash and cash equivalents	(12,754)	84,733
Cash and cash equivalents at the beginning of the period	29,050	32,414
Cash and cash equivalents at the end of the period	$16,296	$117,147

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$726	$345
Unrealized losses on available for sale investments, net	$(10)	$-
Convertible notes transaction fees included in trade accounts payable	$-	$130
Issuance of common stock for acquisition of a business	$344	$-

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

inContact, Inc. (“inContact,” “we,” “us,” “our,” or the “Company”) is incorporated in the state of Delaware. We provide cloud contact center software solutions through our inContact® Customer Interaction Cloud, an advanced contact handling and performance management software application. Our services also provide a variety of connectivity options for carrying inbound calls and linking agents to our inContact applications. We provide customers the ability to monitor agent effectiveness through our user survey tools and the ability to efficiently monitor their agent needs. We are also an aggregator and provider of network connectivity services. We contract with a number of third party providers for the right to resell the various telecommunication services and products they provide, and then offer all of these services to the customers. These services and products allow customers to buy only the network connectivity services they need, combine those services in a customized enhanced contact center package, receive one bill for those services, and call a single point of contact if a service problem or billing issue arises.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements of inContact and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2015 Annual Report on Form 10-K and changes, if any, are included below.

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

For subscription service contracts with multiple elements (hosted software, training, installation and long distance services), we follow the guidance provided in Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition for Multiple Element Arrangements. In addition to the monthly recurring subscription revenue, we also derive revenue on a non-recurring basis for professional services included in implementing or improving a customer’s inContact cloud software solutions experience. Because our professional services, such as training and implementation, are not considered to have standalone value, we defer revenue for upfront fees received for professional services in multiple element arrangements and recognize such fees as revenue over the estimated life of the customer. Fees for network connectivity services in multiple element arrangements within the inContact cloud software solutions are based on usage and recognize as revenue in the same manner as fees for telecommunication services discussed in the “Network Connectivity Services Revenue” below.

(2) Perpetual product and services revenues are primarily derived from the sale of licenses to our Workforce Optimization on-premise software products and services.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all revenue recognition criteria are met.

Many of our customers purchase a combination of software, service, hardware, post contract customer support (“PCS”) and hosting.  For software and software related multiple element arrangements that fall within the scope of  the software revenue guidance in Topic 985,  Software , we allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor-specific objective evidence of fair value (“VSOE”) of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and is recognized as revenue assuming all other revenue recognition criteria are met.  If we are unable to establish VSOE for the undelivered elements of the arrangement, including PCS, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered.  PCS provided to our customers includes technical software support services and unspecified software upgrades to customers on a when-and-if available basis.  PCS revenue is recognized ratably over the term of the maintenance period, which is typically 15 months.  When PCS is included within a multiple element arrangement, we utilize the bell-shaped curve approach to establish VSOE for the PCS. Under the bell-shaped curve approach of establishing VSOE, we perform a VSOE compliance test on a quarterly basis to ensure that a substantial majority of our actual PCS renewals are within a sufficiently narrow range.

Product revenue from customers who purchase our products for resale is generally recognized when such products are released (on a “sell-through” basis). Periodically we review our reseller arrangements as our business and products change.

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

Operating Leases

Rent expense and lease incentives, including landlord construction allowances, are recognized on a straight-line basis over the lease term, commencing generally on the date the Company takes possession of the leased property. The unamortized portion of deferred rent is included in deferred rent and lease incentive obligation.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The guidance in the ASU supersedes existing revenue recognition guidance and the core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB ratified a one-year delay in the effective date of ASU 2014-09, which makes the effective date for the Company the first quarter of fiscal 2018. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements with a cumulative effect recognized as of the date of initial application. This update could impact the timing and amounts of revenue recognized.  We are currently evaluating which transition approach to use and assessing the impact of adopting the new revenue standard on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” that amends the principal versus agent guidance in ASU 2014-09. The guidance in this ASU clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. Additional guidance is also provided about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for the Company is the first quarter of fiscal 2018.  We are currently evaluating the transition method that will be used and assessing the impact the updated standard will have on our consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” that amends the revenue guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses of intellectual property. The update allows an entity to exclude immaterial promised good and services from the assessment of performance obligations and also permits certain treatment of shipping and handling costs related to providing goods and services to a customer.  Additionally, this ASU provides guidance on determining if promised goods or services are separately identifiable or whether the promise is to transfer a combined item to which promised goods and/or services are inputs.  This ASU includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time).  The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” This pronouncement will change the income statement impact of equity investments held by an entity, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.  This ASU is effective in fiscal years beginning after December 15, 2017 and early adoption of some provisions are permitted. The Company is currently assessing the impact of this new standard on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The objective of this update is to simplify several aspects of accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This update is effective for the Company during the first quarter 2017 and early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

As a result of incurring a net loss for the three months ended March 31, 2016 and 2015, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The following table summarizes potentially dilutive securities, using the above security classifications (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	2,984	2,941
Restricted stock awards	1,954	1,395
Potential shares from Convertible Notes	8,082	8,082
Total potentially dilutive shares	13,020	12,418

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

Assets Measured at Fair Value on a Recurring Basis:

The following table summarizes our investments measured at fair value on a recurring basis using the above input categories as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$5,382	$-	$5,382	$4,071	$-	$4,071
Commercial paper		$-	-	-	999	999
Total cash equivalents	5,382	-	5,382	4,071	999	5,070
Investments:
Commercial paper	-	22,521	22,521	-	27,846	27,846
Corporate debt securities	-	46,972	46,972	-	45,830	45,830
Municipal bonds	-	511	511	-	1,433	1,433
Total investments	-	70,004	70,004	-	75,109	75,109
Total assets measured at fair value	$5,382	$70,004	$75,386	$4,071	$76,108	$80,179

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

The fair value of the Convertible Notes is considered to be a Level 2 measurement because it is based on a recent bid price quote for the Convertible Notes, reflecting activity in a less than active market. The carrying value and estimated fair value of our Convertible Notes are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible notes	$83,029	$104,547	$81,985	$108,330

NOTE 4. INVESTMENTS – AVAILABLE FOR SALE

Our investments generally consist of money market funds, commercial paper, corporate debt securities and municipal bonds.  All of our investments have original maturity (maturity at the purchase date) of less than 12 months.  Investments with original maturities of three months or less are classified as cash equivalents.

We classify our investments as available for sale at the time of purchase and we reevaluate such classification as of each balance sheet date.  These short-term investments are carried at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss.  Amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and is included in interest income.  Interest on securities is included in interest income when earned.  Realized gains and losses on the sale of investments are determined using the specific identification method and recorded in "Other income (expense)” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Our investments as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Losses	Fair Value/Net Carrying Value	Cash and Cash Equivalents	Investments
Commercial paper	$22,521	$-	$22,521		$22,521
Corporate debt securities	46,982	(10)	46,972		46,972
Money market funds	5,382	-	5,382	5,382	-
Municipal bonds	511	-	511		511
Total	$75,396	$(10)	$75,386	$5,382	$70,004

	December 31, 2015
	Amortized Cost	Gross Unrealized Losses	Fair Value/Net Carrying Value	Cash and Cash Equivalents	Investments
Commercial paper	$28,845	$-	$28,845	$999	$27,846
Corporate debt securities	45,911	(81)	45,830	-	45,830
Money market funds	4,071	-	4,071	4,071	-
Municipal bonds	1,433	-	1,433	-	1,433
Total	$80,260	$(81)	$80,179	$5,070	$75,109

As of March 31, 2016 all our investments had contractual maturities of less than one year.

At March 31, 2016 and December 31, 2015, we had $10,000 and $81,000 of net unrealized losses on certain investments, respectively. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment that is other-than-temporary. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;
•	the financial condition, credit quality and near-term prospects of the investee; and
•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

We believe that there were no investments held at March 31, 2016 that were other-than-temporarily impaired.  For the three months ended March 31, 2016, proceeds from maturities of investments were $21.8 million for an immaterial realized gain, $1.0 million of these maturities were securities included in cash equivalents.  We had no sales of investments for the three months ended March 31, 2015.

NOTE 5. ACQUISITIONS

AC2 Acquisition

On January 13, 2016, we acquired 100% of the outstanding shares of AC2 Solutions, Inc. (“AC2”), a Delaware corporation.  AC2 provides Workforce Optimization products and services to call centers.  inContact acquired AC2 for an aggregate purchase price of approximately $12.3 million, which was paid with cash in the amount of $12.0 million and 40,456 restricted shares of the Company’s common stock valued at $344,000.  An additional 505,700 restricted shares of our common stock were issued, but not included in the purchase considerations as the shares will vest as services are provided over a two year period.  The acquisition of AC2 was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the preliminary tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The total purchase price was allocated using information currently available. The purchase price allocation for the AC2 acquisition will be finalized during calendar year 2016. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is the total preliminary purchase price allocation on estimated purchase consideration based on information available as of March 31, 2016  (in thousands):

Amount
Assets acquired:
Cash and cash equivalents	$78
Accounts receivable	100
Other current assets	63
Intangible assets	6,710
Goodwill	8,243
Total assets acquired	15,194

Liabilities assumed:
Accrued liabilities	136
Current portion of deferred revenue	74
Deferred tax liability	2,666
Total liabilities assumed	2,876
Net assets acquired	$12,318

In connection with the acquisition, we incurred professional fees of $188,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, represents future economic benefits expected to arise from deploying cutting edge technology to enhance our competitive differentiation.  All of the goodwill was assigned to the Software segment. The entire amount allocated to goodwill is not expected to be deductible for tax purposes.

Intangible assets acquired from the acquisition include customer relationships, which are amortized on a double-declining basis, technologies, patents and a non-competition agreement, which are amortized on a straight-line basis and in-process research and development which has an initial indefinite life and is expected to be amortized once technical feasibility is established. The fair values of the intangible assets were determined primarily using the income approach and the discount rates range from 20% to 25%. The following sets forth the intangible assets purchased as part of the AC2 acquisition and their respective preliminary estimated economic useful life at the date of the acquisition (in thousands, except useful life):

	Amount	Economic Useful Life (in years)
Customer relationships	$710	8
Technology	321	5
In-process research and development	3,014	Indefinite
Patents	2,641	12
Non-competition agreement	24	2
Total intangible assets	$6,710

The Company recorded a deferred tax benefit of $2.7 million at the time of the acquisition.  The tax benefit related to recording a deferred tax liability upon acquisition of AC2 related to acquisition of intangibles for which no tax benefit will be derived.  The reduction of carrying value resulted in a partial reversal of the deferred tax asset valuation allowance upon consolidation.

Attensity Acquisition

On February 8, 2016, we acquired certain intangible assets from Attensity Group, Inc., a Delaware corporation, Biz360, Inc., a California corporation, and Attensity Americas, Inc., a Delaware corporation (collectively “Attensity”).  The purchase consideration was approximately $6.6 million in cash.  The patents purchased from Attensity provide advanced analytics technology to corporate customers.  The acquisition of Attensity technology was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The total purchase price was allocated using information currently available. The purchase price allocation for the Attensity acquisition will be finalized during calendar year 2016. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is the total preliminary purchase price allocation on estimated purchase consideration based on information available as of March 31, 2016   (in thousands):

Amount
Assets acquired:
Property, plant and equipment and other assets	290
Intangible assets	4,917
Goodwill	1,525
Total assets acquired	6,732

Liabilities assumed:
Current portion of deferred revenue	157
Long-term portion of deferred revenue	25
Total liabilities assumed	182
Net assets acquired	$6,550

In connection with the acquisition, we incurred professional fees of $27,000, including transaction costs such as legal and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, represents future economic benefits expected to arise from synergies from enhancing our product offerings through the addition of text analysis technology.  All of the goodwill was assigned to the Software segment. The entire amount allocated to goodwill is not expected to be deductible for tax purposes.

Intangible assets acquired from the acquisition include customer relationships, which are amortized on a double-declining basis, technologies and patents, which are amortized on a straight-line basis and in-process research and development which has an initial indefinite life and is expected to be amortized once technical feasibility is established. The fair values of the intangible assets were determined primarily using the income approach and the discount rates range from 25% - 30%. The following sets forth the intangible assets purchased as part of the Attensity acquisition and their respective preliminary estimated economic useful life at the date of the acquisition (in thousands, except useful life):

	Amount	Economic Useful Life (in years)
Customer relationships	140	5
Technology	141	5
In-process research and development	3,193	Indefinite
Patents	1,443	8
Total intangible assets	$4,917

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	Assets	Amortization	Assets, Net	Assets	Amortization	Assets, Net
Customer lists acquired	$28,973	$(21,449)	$7,524	$28,123	$(20,859)	$7,264
Technology and patents	35,112	(14,799)	20,313	24,358	(14,222)	10,136
Trade names and trademarks	3,212	(1,476)	1,736	3,190	(1,358)	1,832
Total intangible assets	$67,297	$(37,724)	$29,573	$55,671	$(36,439)	$19,232

Amortization expense was $1.3 million and $1.4 million during the three months ended March 31, 2016 and 2015, respectively.

Based on the recorded intangibles at March 31, 2016, estimated amortization expense is expected to be $3.6 million during the remainder of 2016, $4.3 million in 2017, $3.8 million in 2018, $3.4 million in 2019, $3.3 million in 2020 and $5.0 million thereafter.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued payroll and other compensation	$5,408	$4,726
Accrued state sales taxes	3,828	3,939
Accrued vendor charges	1,093	1,281
Accrued interest	-	717
Other	2,376	2,165
Total accrued liabilities	$12,705	$12,828

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

As of March 31, 2016, the Convertible Notes were not convertible.

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

Based on the closing market price of our common stock on March 31, 2016, the if-converted value of the Convertible Notes was less than the aggregate principal amount of the Convertible Notes and consists of the following (in thousands):

March 31,
2016
2.50% Convertible Notes, bearing interest at 2.50% payable semi-annually with final principal payment to be made April 1, 2022	$115,000
Unamortized debt issuance costs	(2,318)
Unamortized debt discounts	(29,653)
Net carrying value of Convertible Notes	$83,029

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which was subsequently amended in June 2013 and August 2014. Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement is collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement cannot exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions is 4.0% per annum above the ninety day LIBOR.  We drew $11.0 million on the Revolving Credit Agreement in December 2014, which was repaid in March 2015. There was $15 million of unused commitment at March 31, 2016, based on the maximum available advance amount calculated on the March 20, 2016 borrowing base certificate. Interest under the Revolving Credit Agreement is paid monthly in arrears.  In August 2014, we amended certain terms of the Revolving Credit Agreement (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which is only applicable if net cash is less than $2.5 million, increased the amount of additional debt from $200,000 to $600,000 for each of the calendar years ending December 31, 2014, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2014, 2015 and 2016 and $500,000 for each calendar year thereafter. There was no balance on the Revolving Credit Agreement at March 31, 2016 and December 31, 2015.

The Zions Revolving Credit Agreement contains certain covenants, which were established by amendment to the Revolving Credit Agreement in August 2014. As of March 31, 2016, the most significant covenants require that the aggregate value of cash, cash equivalents and marketable securities shall not be less than the outstanding balance on the Revolving Credit Agreement plus $2.9 million, and if at any time the aggregate value is less than the minimum liquidity position, a minimum quarterly EBITDA of $2.9 million, calculated as of the last day of each calendar quarter, is required. We are in compliance with the Revolving Credit Agreement’s covenants at March 31, 2016.

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

The financial covenants of the Term Loans were the same as the Revolving Credit Agreement, were collateralized by the same assets as the Revolving Credit Agreement and could be prepaid without penalty or premium.  During the three months ended March 31, 2015, we paid $10.4 million of total term loan principal to Zions. There was no balance on the term loans at March 31, 2016 and December 31, 2015.

Capital Leases

During the three months ended March 31, 2015, we paid $1.4 million of capital lease obligations. There was no capital lease obligation as of March 31, 2016 and December 31, 2015.

Interest Expense:

The following table presents the components of interest expense incurred on the Convertible Notes and on other borrowings (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
2.50% Convertible Notes:
Interest expense at 2.50% coupon rate	$717	$-
Interest accretion of debt discount	947	-
Amortization of deferred debt issuance costs	97	-
Total interest from 2.50% Convertible Notes	1,761	-
Other Borrowings:
Interest from other borrowings	4	434
Total interest expense	$1,765	$434

NOTE 9. CAPITAL TRANSACTIONS

During the three months ended March 31, 2016, we received 64,000 shares of our common stock from cancelled restricted stock awards from separated employees and for the settlement of $529,000 in payroll taxes, associated with the lapsing of the selling restriction of restricted stock awards.

From the exercise of stock options, we issued 133,000 shares of common stock and 61,000 shares of treasury stock for proceeds of $751,000 during the three months ended March 31, 2016.  We issued 96,000 shares of common stock and 3,000 shares of treasury stock as a result of the vesting of restricted stock awards.  We issued 49,000 shares of common stock and no shares of treasury stock for proceeds of $387,000 under the employee stock purchase plan during the three months ended March 31, 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.   California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  In February 2016 the trial court granted the inContact motion to stay the trial without date pending an interlocutory appeal to the Utah Supreme Court of the trial court’s December 2015 ruling with respect to allowing California College’s experts to testify at trial.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit.  We cannot determine at this time whether the chance of success on one or more of inContact’s defenses or claims is either probable or remote, and are unable to estimate the potential loss or range of loss should it not be successful.  The Company believes that this matter will not have a material impact on our financial position, liquidity or results of operations.

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

On May 2, 2014, Info Directions, Inc. (“IDI”) notified inContact of a Demand for Arbitration regarding a dispute related to the Software as a Service Agreement between IDI and inContact dated December 19, 2012 pursuant to which IDI was to provide inContact with billing systems software.  IDI has asserted damages totaling at least $3.6 million.  inContact has asserted counterclaims and is defending this arbitration vigorously. The Arbitration Hearing in this matter was held in Rochester, New York in mid-April, 2016. No decision has been reached at this time; however, management believes the allegations and alleged damages set forth in IDI's Arbitration Demand to be without merit. The Company believes that this matter will not have a material impact on our financial position, liquidity or results of operations.

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

We record stock-based compensation expense (including stock options, restricted stock and employee stock purchase plan) to the same departments where cash compensation is recorded as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Costs of revenue	$268	$267
Selling and marketing	373	493
Research and development	1,252	588
General and administrative	596	1,266
Total stock-based compensation expense	$2,489	$2,614

We utilize the Black-Scholes model to determine the estimated fair value for grants of stock options. The Black-Scholes model requires the use of subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term, expected dividend yield, the risk-free interest rate and the price volatility of the underlying stock. The expected dividend yield is zero, based on our historical dividend rates and our intent to not declare dividends for the foreseeable future. Risk-free interest rates are based on U.S. Treasury rates. Volatility is based on historical stock prices over a period equal to the estimated life of the option. Stock options are issued with exercise prices representing the current market price of our common stock on the date of grant.  Stock options issued are generally subject to a four-year vesting period with a contractual term of ten years.

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the following weighted-average expected assumptions:

	Three Months Ended March 31,
	2016	2015
Dividend yield	None	None
Volatility	49%	50%
Risk-free interest rate	1.90%	1.70%
Expected life (years)	5.8	5.7

During the three months ended March 31, 2016, we granted 536,000 stock options with exercise prices ranging from $8.36 to $8.43 and a weighted-average fair value of $3.95 and 945,000 restricted stock awards and units with a weighted-average fair value of $8.50.

As of March 31, 2016, there was $9.0 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of two years.

NOTE 12. RELATED PARTY TRANSACTIONS

We paid our Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the three months ended March 31, 2016 and 2015 for consulting and other activities, and such amounts have been recognized in our financial statements as general and administrative expenses.  Amounts payable to the Chairman for such services were $7,000 and $7,000 at March 31, 2016 and 2015, respectively.

As a result of the May 2014 acquisition of Uptivity, we are a party to an agreement to sell software and services with a company that is owned by two employees and other minority shareholders of inContact.  Revenue related to this agreement included in our Condensed Consolidated Statement of Operations and Comprehensive Loss was approximately $7,000  and $150,000 for the three months ended March 31, 2016 and 2015, respectively.  Related accounts receivable at March 31, 2016 and 2015 was $2,000 and $72,000, respectively.

The principal location of the employees from the May 2014 acquisition of Uptivity is in Columbus, Ohio.  Their facility is a 36,000 square foot office that is leased from Cabo Leasing LLC, which is owned by two employees and other minority shareholders of inContact.  The amount of rent for this facility included in our Condensed Consolidated Statement of Operations and Comprehensive Loss was approximately $203,000 and $199,000 for the three months ended March 31, 2016 and 2015, respectively.

In October 2015, inContact entered into a referral agreement with a sales lead generation company in which two employees and other minority shareholders hold individual minority ownership interests.  We will pay commissions under this agreement based on sales generated.  The amount of commissions expense included in our Consolidated Statement of Operations and Comprehensive Loss was approximately $23,000 for the three months ended March 31, 2016.  There was no recorded payable on the balance sheet as of March 31, 2016, specific to this agreement.

NOTE 13. SEGMENTS

We operate under two business segments: Software and Network connectivity. The Software segment includes all monthly recurring revenue related to the delivery of our software applications, plus the associated professional services and setup fees.  The Network connectivity segment includes all voice and data long distance services provided to customers.

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

Operating segment revenues and profitability for three months ended March 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$41,548	$20,839	$62,387	$32,466	$18,872	$51,338
Costs of revenue	16,665	13,436	30,101	13,697	11,811	25,508
Gross profit	24,883	7,403	32,286	18,769	7,061	25,830
Gross margin	60%	36%	52%	58%	37%	50%

Operating expenses:
Direct selling and marketing	16,425	856	17,281	13,986	823	14,809
Direct research and development	7,965	-	7,965	6,293	-	6,293
Indirect	9,349	899	10,248	9,035	1,069	10,104
Total operating expenses	33,739	1,755	35,494	29,314	1,892	31,206
Income (Loss) from operations	$(8,856)	$5,648	$(3,208)	$(10,545)	$5,169	$(5,376)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2015 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K, filed separately with the Securities and Exchange Commission.

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in our 2015 Annual Report on Form 10-K under Item 1A “Risk Factors,” and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

OVERVIEW

inContact began in 1997 as a reseller of network connectivity services and has evolved to become a leading provider of cloud contact center software solutions. We help contact centers around the world create effective customer experiences through our powerful cloud contact center call routing, self-service and agent optimization software solutions. Our cloud software solutions and services enable contact centers to operate more efficiently, optimize the cost and quality of every customer interaction and ensure ongoing customer-centric business improvement and growth.

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

DEVELOPMENTS

In January 2016, we acquired AC2 Solutions, Inc. (“AC2”), a Delaware corporation. AC2 provides call center Workforce Optimization products and services to call centers. The purchase consideration was approximately $12.3 million, which was paid with cash in the amount of $12.0 million and 40,456 restricted shares of the Company’s common stock valued at $344,000. An additional 505,700 restricted shares of our common stock were issued, but not included in the purchase considerations as the shares will vest as services are provided over a two-year period.

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

(2) Perpetual product and services revenues are primarily derived from the sale of licenses to our Workforce Optimization (“WFO”) on-premise software products and services.  For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when all revenue recognition criteria are met.

Many of our customers purchase a combination of software, service, hardware, post contract customer support (“PCS”) and hosting.  PCS provided to our customers includes technical software support services and unspecified software upgrades to customers on a when-and-if available basis.

Product revenue from customers who purchase our products for resale is generally recognized when such products are released (on a “sell-through” basis). Periodically we review our reseller arrangements as our business and products change.

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

Further information about our revenue recognition policies are disclosed at Part I, Item 1 “Financial Statements” - Note 1 – “Organization and Basis of Presentation.”

COSTS OF REVENUE AND OPERATING EXPENSES

Costs of Revenue

Costs of revenue consist primarily of payments to third party network connectivity service providers for resold network connectivity services to our customers. Costs of revenue also include labor costs (including stock-based compensation) and related expenses for our software services delivery, professional services, customer support and network operations organizations and equipment depreciation and expenses relating to our network infrastructure, amortization of acquired intangible assets, amortization of capitalized internal use software development costs, and allocated overhead, such as rent, utilities and depreciation on property and equipment. As a result, overhead expenses are included in costs of revenue and each operating expense category. Cost of revenue can fluctuate based on a number of factors, including the fees we pay to telecommunications providers and for third party technology licenses, which vary depending on our customers’ usage of our inContact cloud software solutions, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect costs of revenue in absolute dollars to continue to increase as we incur additional costs for network connectivity service providers and for third party technology licenses, continue investing in our network infrastructure and operation and support activities to maintain high availability and quality of service. As our business grows, we expect to realize economies of scale in network infrastructure and personnel costs related to professional services, customer support and network operations organizations.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs (including stock-based compensation) and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We anticipate that we will incur additional employee salaries and related expenses, professional service fees and other corporate expenses related to the growth of our business and operations in the future. As such, we expect general and administrative expenses to fluctuate in absolute dollars from period to period, although these expenses as a percentage of our revenue are expected to decrease over time.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2016 compared to our condensed consolidated operating results for the three months ended March 31, 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Net revenue	$62,387	$51,338	$11,049	22%
Costs of revenue	30,101	25,508	4,593	18%
Gross profit	32,286	25,830	6,456
Gross margin	52%	50%
Operating expenses:
Selling and marketing	18,210	15,475	2,735	18%
Research and development	8,609	6,653	1,956	29%
General and administrative	8,675	9,078	(403)	-4%
Total operating expenses	35,494	31,206	4,288
Loss from operations	(3,208)	(5,376)	2,168
Other expense	(1,611)	(433)	(1,178)
Loss before income taxes	(4,819)	(5,809)	990
Income tax benefit (expense)	2,590	(179)	2,769
Net loss	$(2,229)	$(5,988)	$3,759

Net revenue

Net revenues increased $11.0 million or 22% to $62.4 million during the three months ended March 31, 2016 compared to net revenues of $51.3 million during the same period in 2015.  The increase to net revenue relates to an increase of $9.1 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  Network connectivity segment revenue increased $2.0 million as the increase of Network connectivity revenue associated with our inContact cloud software solution customers exceeded the attrition of our Network connectivity-only customers.

Costs of revenue and gross margin

Costs of revenue increased $4.6 million or 18% to $30.1 million during the three months ended March 31, 2016 compared to $25.5 million for the same period in 2015.  Gross margin increased two percentage points to 52% for the three months ended March 31, 2016 from 50% for the same period in 2015. Gross margin primarily increased as a result of higher gross margin Software revenue growing more than Network connectivity revenue, which has a comparatively lower gross margin. The growth in Software revenue more than offset greater professional service and customer service personnel related costs from headcount additions to service larger mid-market and enterprise customers and to support resellers, increased software and depreciation expenses related to our additional investments in software, equipment and in the development of our cloud contact center solutions to support current and anticipated customer growth.  In addition, increased network connectivity costs related to temporarily duplicated facilities and network connection expenses incurred during the migration of one of our data centers decreased gross margin.

Selling and marketing

Selling and marketing expenses increased $2.7 million or 18% to $18.2 million during the three months ended March 31, 2016 from $15.5 million for the same period in 2015. This increase is primarily a result of increased personnel related costs from headcount additions for direct sales employees and channel sales employees focused on managing and enhancing our partner relationships to support our growth strategy, increased commissions as a result of increased revenue and to a lesser extent higher levels of investment in marketing efforts to create increased awareness of our inContact cloud contact center solutions.

Research and development

Research and development expense increased $2.0 million or 29% to $8.6 million during the three months ended March 31, 2016 from $6.7 million during the same period in 2015. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including the addition of employees from the AC2 and Attensity acquisitions.

General and administrative

General and administrative expense decreased $403,000 or 4% to $8.7 million during the three months ended March 31, 2016 compared to $9.1 million during the same period in 2015. The decrease is primarily due to decreased costs and fees accrued for state sales taxes as we commenced collecting state sales taxes from our customers for applicable states in July 2015 and a positive adjustment to the allowance for bad debt.  This decrease was partially offset by increased personnel and software costs incurred to support our domestic and international business expansion.

Other expense

Other expense increased $1.2 million to $1.6 million during the three months ended March 31, 2016 from $433,000 for the same period in 2015. The increase is primarily due to interest related to the Convertible Notes issued on March 30, 2015.

Income taxes

Benefit (provision) for income taxes, which consists of various state income taxes and foreign taxes, was $2.6 million for the three months ended March 31, 2016 compared to ($179,000) for the same period in 2015.  The tax benefit was due to recording a deferred tax liability upon acquisition of AC2 related primarily to the acquisition of intangibles for which no tax benefit will be derived.

SEGMENT REPORTING

We operate under two business segments: Software and Network connectivity. The Software segment includes all monthly recurring revenue related to the delivery of our software solutions plus the associated professional services and setup fees. The Network connectivity segment includes all voice and data long distance services provided to customers.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net revenue	$41,548	$32,466	$9,082	28%
Costs of revenue	16,665	13,697	2,968	22%
Gross profit	24,883	18,769	6,114
Gross margin	60%	58%

Operating expenses:
Direct selling and marketing	16,425	13,986	2,439	17%
Direct research and development	7,965	6,293	1,672	27%
Indirect	9,349	9,035	314	3%
Loss from operations	$(8,856)	$(10,545)	$1,689

Three Months Ended March 31, 2016 and 2015

The Software segment revenue increased by $9.1 million or 28% to $41.5 million during the three months ended March 31, 2016 from $32.5 million for the same period in 2015. The increase relates primarily to revenue generated from our inContact cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.

Gross margin increased two percentage points to 60% for the three months ended March 31, 2016 from 58% for the same period in 2015.  Gross margin increased primarily as a result of Software revenue growth that was partially offset by greater professional service and customer service personnel related costs from headcount additions to service larger mid-market and enterprise customers and to support resellers, increased software and depreciation expenses related to our additional investments in software, equipment and in the development of our cloud contact center solutions to support current and anticipated customer growth.

Direct selling and marketing expenses in the Software segment increased $2.4 million or 17% to $16.4 million during the three months ended March 31, 2016 compared to $14.0 million for the same period in 2015. The increase in direct selling and marketing expenses in the Software segment is a result of headcount additions for direct sales employees and channel sales employees focused on managing and enhancing our partner relationships to support our growth strategy, increased commissions as a result of increased revenue and to a lesser extent higher levels of investment in marketing efforts to create increased awareness of our inContact cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended March 31, 2016, we incurred $8.0 million in direct research and development costs compared to $6.3 million for the same period in 2015 and have capitalized an additional $3.8 million of costs incurred during the three months ended March 31, 2016 related to our internally developed software compared to $2.1 million for the same period in 2015.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $314,000 or 3% to $9.3 million during the three months ended March 31, 2016 from $9.0 million for the same period in 2015 due to the general increase in direct expenses and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net revenue	$20,839	$18,872	$1,967	10%
Costs of revenue	13,436	11,811	1,625	14%
Gross profit	7,403	7,061	342
Gross margin	36%	37%

Operating expenses:
Direct selling and marketing	856	823	33	4%
Indirect	899	1,069	(170)	-16%
Income from operations	$5,648	$5,169	$479

Three Months Ended March 31, 2016 and 2015

Network connectivity segment revenue increased $2.0 million or 10% to $20.8 million during the three months ended March 31, 2016 compared to $18.9 million for the same period in 2015 due to the increase of Network connectivity revenue associated with our inContact suite customers exceeding the attrition of our Network connectivity-only customers. Our costs of revenue increased 14% due to the increase in revenue.  Network connectivity gross margin decreased 1% in part due to increased costs related to duplicated facilities and network connection expenses incurred during the migration of one of our data centers. These costs were partially offset by lower network connectivity call usage costs due to increased usage efficiencies related to a continued investment in technology, call routing and lower negotiated direct usage costs.

Selling and marketing expenses were flat over the prior period.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $170,000 or 16% during the three months ended March 31, 2016 compared to the same period in 2015 primarily related to an adjustment to the allowance for bad debt.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents, short-term investments and cash available from borrowings under our Revolving Credit Agreement, which expires in July 2016. At March 31, 2016, we had $16.3 million of cash and cash equivalents and $70.0 million of short-term investments. In addition, we have access to additional available borrowings of $15.0 million under our Revolving Credit Agreement with Zions, subject to meeting our covenant requirements. The Revolving Credit Agreement is collateralized by substantially all our assets.

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

Cash Flows

In summary, our cash flows for the three months ended March 31, 2016 were as follows (in thousands):

2016
Net cash provided by operating activities	$13,276
Net cash used in investing activities	(26,639)
Net cash provided by financing activities	609

We experienced a net loss of $2.2 million during the three months ended March 31, 2016. Significant non-cash expenses affecting operations during the three months ended March 31, 2016 included a $2.7 million partial reversal of the deferred tax asset valuation allowance as a result of the acquisition of AC2, $6.5 million of depreciation and amortization and $2.5 million of stock-based compensation.

Significant non-recurring, non-cash items include the capitalization of tenant incentive leasehold improvements and the recording of a corresponding lease incentive obligation, both of which are related to the relocation of our corporate headquarters.  This non-cash transaction has been reflected in the statement of cash flows, recorded within operating activities as a $5.6 million source of working capital and within investing activities as a $5.6 million use of capital.

The primary use of our working capital was an increase in accounts receivable of $758,000 due to an increase in sales and the timing of collection.  Sources of working capital primarily related to an increase primarily in accounts payable of $847,000 due to the timing of the payment of vendor invoices, an increase of $5.8 million in deferred rent and lease incentive obligation related to lease incentives received as part of a new operating lease of Company’s corporate headquarters and an increase of $2.5 million in PCS related deferred revenue associated to the delivery of perpetual licenses as of March 31, 2016.

Investing activities provided $4.9 million primarily from the net purchases and maturities of available-for-sale short-term investments. Additionally, we used $3.8 million, net of $5.6 million in tenant incentive leasehold improvements, for purchases of equipment primarily for use within our network infrastructure, $3.8 million of capitalization of internally developed software costs and $18.3 million for the acquisition of AC2 and Attensity.

Financing activities provided $609,000 related to employee exercises of stock options of $751,000, $387,000 from the sale of stock under the employee stock purchase plan, offset by purchases of treasury stock of $529,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of the financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. We are exposed to market risk related to changes in interest rates and foreign currency exchange rate fluctuations.  Market risks at March 31, 2016 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 4, 2016.

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

Disclosure controls and procedures (as defined in Rule 13a15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

Stock repurchases for the three months ended March 31, 2016, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2016 (1)	$45	$8.65	-	-
February 1 - 29, 2016 (2)	15	$6.63	-	-
March 1 - 31, 2016	4	$9.19	-	-
Total shares repurchased	$64	8.21	-	-

(1)

In January 2016, we received 45,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $391,000 associated with the lapsing of the selling restriction of a restricted stock award.

(2)

In February 2016, we received 13,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $99,000 associated with the lapsing of the selling restriction of a restricted stock award.  We received 2,000 shares of our common stock from employees as a result of the cancelation of a restricted stock award upon termination of employment.

(3)

In March 2016, we received 4,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $38,000 associated with the lapsing of the selling restriction of a restricted stock award.

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

inContact, INC.

Date: May 10, 2016	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: May 10, 2016	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer