Form 10-Q
period 2016-06-30
inContact, Inc.
filed 2016-08-05
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 1, 2016
Common Stock, $0.0001 par value	62,535,471 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$37,864	$29,050
Restricted cash	-	81
Investments	54,812	75,109
Accounts and other receivables, net of allowance for uncollectible accounts of $1,789 and $2,555, respectively	37,384	37,185
Other current assets	8,365	9,243
Total current assets	138,425	150,668

Property and equipment, net	52,542	42,569
Intangible assets, net	28,351	19,232
Goodwill	49,016	39,247
Other assets	3,184	2,421
Total assets	$271,518	$254,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$16,212	$11,607
Accrued liabilities	15,757	12,828
Accrued commissions	4,581	4,615
Current portion of deferred revenue	14,270	11,530
Total current liabilities	50,820	40,580

Deferred revenue	6,824	6,082
Deferred rent and lease incentive obligation	6,381	3
Deferred tax liability, net	348	230
Long-term debt	84,122	81,985
Total liabilities	148,495	128,880
Commitments and contingencies (see note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 62,514 and 61,826 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	6	6
Additional paid-in capital	261,693	253,986
Accumulated deficit	(138,687)	(128,654)
Accumulated other comprehensive income (loss)	11	(81)
Total stockholders' equity	123,023	125,257
Total liabilities and stockholders' equity	$271,518	$254,137

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net revenue:
Software	$42,360	$34,052	$83,908	$66,518
Network connectivity	21,438	19,019	42,277	37,891
Total net revenue	63,798	53,071	126,185	104,409
Costs of revenue:
Software	17,274	14,360	33,939	28,057
Network connectivity	13,486	11,983	26,922	23,794
Total costs of revenue	30,760	26,343	60,861	51,851
Gross profit	33,038	26,728	65,324	52,558
Operating expenses:
Selling and marketing	18,117	16,264	36,327	31,739
Research and development	9,220	7,040	17,829	13,693
General and administrative	11,274	8,871	19,949	17,949
Total operating expenses	38,611	32,175	74,105	63,381
Loss from operations	(5,573)	(5,447)	(8,781)	(10,823)
Other income (expense):
Interest expense	(1,819)	(1,768)	(3,582)	(2,202)
Interest income	172	58	326	58
Other expense	(5)	(1)	(6)	-
Total other expense	(1,652)	(1,711)	(3,262)	(2,144)
Loss before income taxes	(7,225)	(7,158)	(12,043)	(12,967)
Income tax benefit (expense)	(194)	(132)	2,396	(311)
Net loss	$(7,419)	$(7,290)	$(9,647)	$(13,278)
Other comprehensive loss, net of taxes:
Net change in unrealized gain (loss) in available for sale investments	(60)	(20)	11	(20)
Comprehensive loss	$(7,479)	$(7,310)	$(9,636)	$(13,298)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.12)	$(0.15)	$(0.22)
Weighted average common shares outstanding:
Basic and diluted	62,649	61,501	62,456	61,263

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Total
Balance at December 31, 2015	61,826	$6	$253,986	-	$-	$(128,654)	$(81)	$125,257
Common stock received for settlement of taxes and forfeited restricted stock	-	-	-	(119)	(986)	-	-	(986)
Common stock issued for options exercised	346	-	2,165	86	742	(308)	-	2,599
Common stock issued under the employee stock purchase plan	97	-	753	10	129	(56)	-	826
Issuance of common stock for acquisition of a business	64	-	344	-	-	-	-	344
Stock-based compensation	-	-	4,538	-	-	-	-	4,538
Vesting of restricted stock units	181	-	(93)	23	115	(22)	-	-
Other comprehensive income	-	-	-	-	-	-	92	92
Net loss	-	-	-	-	-	(9,647)	-	(9,647)
Balance at June 30, 2016	62,514	$6	$261,693	-	$-	$(138,687)	$11	$123,023

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2016	2015
Net loss	$(9,647)	$(13,278)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	6,472	4,877
Amortization of software development costs	4,042	3,192
Amortization of intangible assets	2,506	2,599
Amortization of deferred debt issuance costs	193	296
Stock-based compensation	4,538	4,210
Loss on disposal of property and equipment	1,296	72
Interest accretion	1,944	921
Amortization of investment premium	476	-
Deferred income taxes	(2,548)	-
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and other receivables, net	(100)	(2,311)
Other current assets	943	(1,400)
Other non-current assets	(763)	192
Trade accounts payable	4,029	1,144
Accrued liabilities	2,877	1,253
Accrued commissions	(34)	441
Deferred rent and lease incentive obligation	6,382	(185)
Deferred revenue	3,226	3,166
Net cash provided by operating activities	25,832	5,189
Cash flows from investing activities:
Decrease in restricted cash	81	-
Sales and maturities of available for sale investments	50,781	986
Purchases of available for sale investments	(30,868)	(64,122)
Capitalized software development costs	(7,159)	(4,418)
Purchases of property and equipment	(13,846)	(8,196)
Business acquisitions, net of cash acquired	(18,446)
Payments made on deposits	-	(19)
Net cash used in investing activities	(19,457)	(75,769)
Cash flows from financing activities:
Proceeds from exercise of options	2,599	2,294
Proceeds from sale of stock under employee stock purchase plan	826	806
Principal payments under debt and capital lease obligations	-	(11,824)
Purchase of treasury stock	(986)	(538)
Payments under revolving credit agreement	-	(11,000)
Proceeds from issuance of convertible notes, net	-	111,190
Net cash provided by financing activities	2,439	90,928
Net increase in cash and cash equivalents	8,814	20,348
Cash and cash equivalents at the beginning of the period	29,050	32,414
Cash and cash equivalents at the end of the period	$37,864	$52,762

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$842	$149
Unrealized gains (losses) on available for sale investments, net	$92	$(20)
Investments payable in accrued liabilities	$-	$1,536
Issuance of common stock for acquisition of a business	$344	$-

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

Proposed Merger by NICE-Systems Ltd.

On May 17, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NICE-Systems Ltd., a company organized under the laws of the State of Israel (“Parent” or “NICE”), and Victory Merger Sub Inc. (“Merger Sub”), a wholly owned indirect subsidiary of NICE, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned indirect subsidiary of NICE.

In the Merger, each issued and outstanding share of our common stock will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $14.00, without interest thereon.  Each outstanding and vested restricted stock unit or option to purchase Company’s common stock will be cancelled and extinguished and automatically converted into the right to receive an amount in cash equal to $14.00 per share less, in the case of options, the exercise price per share underlying such option.  Each outstanding and unvested restricted stock unit, share or restricted stock and option to purchase Company stock or other right to purchase or receive Company stock will be converted into an option to purchase or right to purchase or receive American Depositary Shares of Parent, with the same vesting schedule of such equity award continuing after the Merger, subject to existing vesting conditions and the exercise price of options adjusted in accordance with applicable tax law.

The transaction is subject to approval by the Company’s stockholders, certain regulatory approvals and other customary closing conditions.  The Merger Agreement contains certain termination rights for each of the Parent, Merger Sub and the Company and provides certain circumstances as described in the Merger Agreement under which we may be required to pay NICE a termination fee of $34.1 million.

See Note 8, “Long-Term Debt and Capital Lease Obligations” for discussion of the treatment of the Company’s 2.5% Convertible Senior Notes due 2022 in connection with the pending acquisition of inContact by NICE.

The transaction is expected to close in the second half of 2016.  The pending acquisition of inContact by NICE does not impact the basis of presentation in the accompanying financial statements. Following completion of the Merger, the Company will become a wholly-owned subsidiary of NICE, the Company’s common stock will be delisted from The NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, and as such, the Company will no longer file periodic reports with the SEC.

In connection with the proposed Merger, we have incurred certain costs related to professional services, regulatory fees and employee-related expenses.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements of inContact and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2015 Annual Report on Form 10-K and changes, if any, are included below.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The guidance in the ASU supersedes existing revenue recognition guidance and the core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB ratified a one-year delay in the effective date of ASU 2014-09, which makes the effective date for the Company the first quarter of 2018. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements with a cumulative effect recognized as of the date of initial application. This update could impact the timing and amounts of revenue recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendment provides clarifying guidance in certain narrow areas and adds some practical expedients. We are currently evaluating which transition approach to use and assessing the impact of adopting the new revenue standard on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The objective of this update is to simplify several aspects of accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This update is effective in fiscal years beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update adds to U.S. GAAP a current expected credit loss impairment model that is based on expected losses rather than incurred losses, requiring consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This update is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments.   This ASU is effective in fiscal years beginning after December 15, 2019 and early adoption is permitted after December 15, 2018.  The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

As a result of incurring a net loss for the three and six months ended June 30, 2016 and 2015, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The following table summarizes potentially dilutive securities, using the above security classifications (in thousands):

	June 30,
	2016	2015
Stock options	2,527	2,781
Restricted stock awards	1,812	1,314
Potential shares from Convertible Notes	8,082	8,082
Total potentially dilutive shares	12,421	12,177

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

Assets Measured at Fair Value on a Recurring Basis:

The following table summarizes our investments measured at fair value on a recurring basis using the above input categories. As of June 30, 2016 and December 31, 2015, we did not hold any Level 3 assets, and our Level 1 and Level 2 holdings were as follows (in thousands):

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$20,748	$-	$20,748	$4,071	$-	$4,071
Commercial paper	-	-	-	-	999	999
Total cash equivalents	20,748	-	20,748	4,071	999	5,070
Investments:
Commercial paper	-	17,808	17,808	-	27,846	27,846
Corporate debt securities	-	34,495	34,495	-	45,830	45,830
Municipal bonds	-	2,509	2,509	-	1,433	1,433
Total investments	-	54,812	54,812	-	75,109	75,109
Total assets measured at fair value	$20,748	$54,812	$75,560	$4,071	$76,108	$80,179

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

The fair value of the Convertible Notes is considered to be a Level 2 measurement because it is based on a recent bid price quote for the Convertible Notes, reflecting activity in a less than active market. The carrying value and estimated fair value of our Convertible Notes are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible notes	$84,122	$137,954	$81,985	$108,330

NOTE 4. INVESTMENTS – AVAILABLE FOR SALE

Our investments generally consist of money market funds, commercial paper, corporate debt securities and municipal bonds.  All of our investments have original maturities (maturity at the purchase date) of less than 12 months.  Investments with original maturities of three months or less are classified as cash equivalents.

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

Our investments as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value/Net Carrying Value	Cash and Cash Equivalents	Investments
Commercial paper	$17,808	$-	$17,808	$-	$17,808
Corporate debt securities	34,484	11	34,495	-	34,495
Money market funds	20,748	-	20,748	20,748	-
Municipal bonds	2,509	-	2,509	-	2,509
Total	$75,549	$11	$75,560	$20,748	$54,812

	December 31, 2015
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value/Net Carrying Value	Cash and Cash Equivalents	Investments
Commercial paper	$28,845	$-	$28,845	$999	$27,846
Corporate debt securities	45,911	(81)	45,830	-	45,830
Money market funds	4,071	-	4,071	4,071	-
Municipal bonds	1,433	-	1,433	-	1,433
Total	$80,260	$(81)	$80,179	$5,070	$75,109

As of June 30, 2016 all our investments had contractual maturities of less than one year.

At June 30, 2016 and December 31, 2015, we had $4,000 and $81,000 of gross unrealized losses on certain investments, respectively. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment that is other-than-temporary. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;
•	the financial condition, credit quality and near-term prospects of the investee; and
•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

We believe that there were no investments held at June 30, 2016 that were other-than-temporarily impaired.  For the six months ended June 30, 2016, proceeds from maturities of investments were $49.1 million for an immaterial realized gain, $1.0  million of these maturities were securities included in cash equivalents.  We sold $2.7 million of investments for the six months ended June 30, 2016.

NOTE 5. ACQUISITIONS

AC2 Acquisition

On January 13, 2016, we acquired 100% of the outstanding shares of AC2 Solutions, Inc. (“AC2”), a Delaware corporation.  AC2 provides Workforce Optimization products and services to call centers.  inContact acquired AC2 for an aggregate purchase price of approximately $12.3 million, which was paid with cash in the amount of $12.0 million and 40,456 restricted shares of the Company’s common stock valued at $344,000.  An additional 505,700 restricted shares of our common stock were issued, but not included in the purchase considerations as the shares will vest as services are provided over a two year period.  The acquisition of AC2 was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the preliminary tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The total purchase price was allocated using information currently available. The purchase price allocation for the AC2 acquisition will be finalized during calendar year 2016. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is the total preliminary purchase price allocation on estimated purchase consideration based on information available as of June 30, 2016 (in thousands):

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

Attensity Acquisition

On February 8, 2016, we acquired certain intangible assets from Attensity Group, Inc., a Delaware corporation, Biz360, Inc., a California corporation, and Attensity Americas, Inc., a Delaware corporation (collectively “Attensity”).  The purchase consideration was approximately $6.6 million in cash.  The patents purchased from Attensity provide advanced analytics technology to corporate customers.  The acquisition of Attensity technology was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The following is the total purchase price allocation as of June 30, 2016  (in thousands):

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

	Amount	Economic Useful Life (in years)
Customer relationships	140	5
Technology	141	5
In-process research and development	3,193	Indefinite
Patents	1,443	8
Total intangible assets	$4,917

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	Assets	Amortization	Assets, Net	Assets	Amortization	Assets, Net
Customer lists acquired	$28,973	$(21,954)	$7,019	$28,123	$(20,859)	$7,264
Technology and patents	35,112	(15,396)	19,716	24,358	(14,222)	10,136
Trade names and trademarks	3,214	(1,598)	1,616	3,190	(1,358)	1,832
Total intangible assets	$67,299	$(38,948)	$28,351	$55,671	$(36,439)	$19,232

Amortization expense was $2.5 million and $2.6 million during the six months ended June 30, 2016 and 2015, respectively.

Based on the recorded intangibles at June 30, 2016, estimated amortization expense is expected to be $2.3 million during the remainder of 2016, $4.3 million in 2017, $3.8 million in 2018, $3.4 million in 2019, $3.3 million in 2020 and $5.0 million thereafter.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued payroll and other compensation	$7,221	$4,726
Accrued state sales taxes	3,511	3,939
Accrued vendor charges	1,874	1,281
Accrued interest	725	717
Other	2,426	2,165
Total accrued liabilities	$15,757	$12,828

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

The Convertible Notes are convertible by the holders under certain circumstances.  The conversion price of the Convertible Notes at any time is equal to $1,000 divided by the then-applicable conversion rate.  The Convertible Notes have a conversion rate of 70.2790 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an effective conversion price of approximately $14.23 per share of common stock and would result in the issuance of approximately 8.1 million shares if all of the Convertible Notes were converted.  The conversion rate has not changed since issuance of the Convertible Notes, although throughout the term of the Convertible Notes, the conversion rate may be adjusted upon the occurrence of certain events, including a merger. Upon conversion, the Company has the option of satisfying the conversion obligation with cash, shares of Company common stock, or a combination of cash and common shares.

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

•

upon the occurrence of specified corporate events, as described in the indenture governing the Convertible Notes, such as a consolidation, merger, or binding share exchange (a “Fundamental Change” as defined in the indenture); or

•	we have called the Convertible Notes for redemption.

On or after October 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may tender their Convertible Notes for conversion regardless of whether any of the foregoing conditions have been satisfied. As of June 30, 2016, the Convertible Notes were not convertible.

Under the terms of the Convertible Notes, the consummation of the proposed acquisition by NICE described in Note 1 will constitute a Fundamental Change, as defined in the indenture.  As a result, holders of the Convertible Notes will be permitted to choose (i) to convert their Convertible Notes at a temporarily increased conversion rate, (ii) to require the Company to repurchase their Convertible Notes for a price equal to their principal amount plus accrued but unpaid interest up to but excluding the repurchase date, or (iii) to continue holding their Convertible Notes.  If the Merger closes, the holders of the Convertible Notes would be expected to exercise the right to convert their Convertible Notes in accordance with their terms at a temporarily increased conversion rate shortly following the closing of the merger (although the holders’ actual decisions will depend upon their judgments based on the then prevailing market conditions) in which case the Convertible Notes will be converted into cash for the principal amount and the merger consideration with respect to the excess thereof.

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

Based on the closing market price of our common stock on June 30, 2016, the if-converted value of the Convertible Notes was less than the aggregate principal amount of the Convertible Notes.

The Convertible Notes at June 30, 2016 consisted of the following (in thousands):

June 30,
2016
2.50% Convertible Notes, bearing interest at 2.50% payable semi-annually with final principal payment to be made April 1, 2022	$115,000
Unamortized debt issuance costs	(2,221)
Unamortized debt discounts	(28,657)
Net carrying value of Convertible Notes	$84,122

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which was subsequently amended in June 2013 and August 2014. As of July 1, 2016 the Revolving Credit Agreement expired by its terms and was not renewed.

Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement was collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement could not exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions was 4.0% per annum above the ninety day LIBOR.  We drew $11.0 million on the Revolving Credit Agreement in December 2014, which was repaid in March 2015. Interest under the Revolving Credit Agreement was paid monthly in arrears.  In August 2014, we amended certain terms of the Revolving Credit Agreement (“Amendment”). The Amendment extended the term from July 2015 to July 2016, added the Uptivity subsidiary as a guarantor of obligations arising under the loan agreement, pledged Uptivity’s assets to Zions as additional security, increased the financial covenant of minimum quarterly EBITDA from $2.5 million to $2.9 million, which was only applicable if net cash is less than $2.5 million, increased the amount of additional debt from $200,000 to $600,000 for each of the calendar years ending December 31, 2014, 2015 and 2016 and $200,000 for each calendar year thereafter, and increased the outstanding principal amount of our additional debt due at any time from $500,000 to $1.2 million for each of the calendar years ending December 31, 2014, 2015 and 2016 and $500,000 for each calendar year thereafter. The Revolving Credit Agreement had certain financial covenants, with which we were in compliance as of June 30, 2016. There was no balance on the Revolving Credit Agreement at June 30, 2016 and December 31, 2015.

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

The financial covenants of the Term Loans were the same as the Revolving Credit Agreement, were collateralized by the same assets as the Revolving Credit Agreement and could be prepaid without penalty or premium.  During the six months ended June 30, 2015, we paid $10.4 million of total term loan principal to Zions. There was no balance on the term loans at June 30, 2016 and December 31, 2015.

Capital Leases

During the six months ended June 30, 2015, we paid $1.4 million of capital lease obligations. There was no capital lease obligation as of June 30, 2016 and December 31, 2015.

Interest Expense:

The following table presents the components of interest expense incurred on the Convertible Notes and on other borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
2.50% Convertible Notes:
Interest expense at 2.50% coupon rate	$725	$725	$1,441	$725
Amortization of debt discount	996	921	1,944	921
Amortization of deferred debt issuance costs	98	97	193	97
Total interest from 2.50% convertible notes	1,819	1,743	3,578	1,743
Other Borrowings:
Interest from other borrowings	-	25	4	459
Total interest expense	$1,819	$1,768	$3,582	$2,202

NOTE 9. CAPITAL TRANSACTIONS

During the six months ended June 30, 2016, we received 119,000 shares of our common stock from cancelled restricted stock awards from separated employees and for the settlement of $1.0 million in payroll taxes, associated with the lapsing of the selling restriction of restricted stock awards.

From the exercise of stock options, we issued 346,000 shares of common stock and 86,000 shares of treasury stock for proceeds of $2.6 million during the six months ended June 30, 2016.  We issued 181,000 shares of common stock and 23,000 shares of treasury stock as a result of the vesting of restricted stock awards.  We issued 97,000 shares of common stock and 10,000 shares of treasury stock for proceeds of $0.8 million under the employee stock purchase plan during the six months ended June 30, 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.   California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  In February 2016 the trial court granted the inContact motion to stay the trial without date pending an interlocutory appeal to the Utah Supreme Court of the trial court’s December 2015 ruling with respect to allowing California College’s experts to testify at trial.  The interlocutory appeal was referred to the Utah Court of Appeals and the parties are waiting for the court to set a briefing and hearing schedule.  inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit.  We cannot determine at this time whether the chance of success on one or more of inContact’s defenses or claims is either probable or remote, and are unable to estimate the potential loss or range of loss should it not be successful.  The Company believes that this matter will not have a material impact on our financial position, liquidity or results of operations.

On January 15, 2014, Microlog Corporation (“Microlog”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999, alleging that we are infringing one or more claims made in U.S. Patent No. 7,092,509 (the “’509 Patent”), entitled “Contact Center System Capable of Handling Multiple Media Types of Contacts and Method for Using the Same.”  Microlog is seeking a declaratory judgment, injunctive relief, damages and an ongoing royalty, and costs, including attorney’s fees and expenses.  In December 2014 inContact filed a Motion for Judgment on the Pleadings which is pending before the Court.  inContact also filed a petition for Inter Partes Review (“IPR”) of the ‘509 Patent in January 2015 before the United States Patent and Trademark Office Patent Trial and Appeal board, and the PTAB instituted the IPR for the ‘509 Patent on all claims included in our petition.  In a Final Written Decision entered on July 28, 2016 pursuant to the IPR rules, the PTAB held that all claims included in our IPR petition are invalid, meaning that the claims in the ‘509 Patent that Microlog alleged that we infringed cannot be enforced. Microlog has 30 days in which to file a request for rehearing of the PTAB Final Written Decision or 63 days in which to file an appeal of the Final Written Decision to the Court of Appeals for the Federal Circuit. We intend to continue to defend the claims vigorously.  However, no estimate of the loss or range of loss can be made at this time.

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

On June 10, 2016, a complaint captioned Natalie Gordon v. inContact, Inc., et al., Case No. 160903695 was filed in the Third Judicial District Court of Salt Lake County, State of Utah (the “Court”) naming as defendants inContact and its Board of Directors (the “Gordon Action”). The plaintiff filed an amended complaint in the Gordon Action on July 1, 2016.  On July 5, 2016, a complaint captioned David Stern v. inContact, Inc., et al., Case No. 160904200 was filed in the same Court naming as defendants inContact and its Board of Directors (the “Stern Action”).  On July 8, 2016, a complaint captioned Andre Davis v. inContact. Inc., et al., Case No. 160904272 was filed in the same Court naming as defendants inContact, its Board of Directors, Parent and Merger Subsidiary (the “Davis Action”).  On July 14, 2016 the Court ordered the three actions consolidated and designated the amended complaint in the Gordon action as the operative complaint.  The consolidated action purports to be a class action brought by shareholders alleging that inContact’s Board of Directors breached their fiduciary duties by approving the Merger Agreement with NICE pursuant to which the Company would be acquired as a wholly owned indirect subsidiary of NICE.  The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind the transaction in the event it is consummated.  In management’s view such litigation is a common occurrence in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition.  The Company intends to defend against the actions vigorously.  Defendants have not yet filed an answer to the consolidated complaint and the Company cannot predict at this time any possible outcome of the litigation.

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

We record stock-based compensation expense (including stock options, restricted stock and employee stock purchase plan) to the same departments where cash compensation is recorded as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Costs of revenue	$553	$538
Selling and marketing	776	605
Research and development	1,989	1,182
General and administrative	1,220	1,885
Total stock-based compensation expense	$4,538	$4,210

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the following weighted-average expected assumptions:

	Six Months Ended June 30,
	2016	2015
Dividend yield	None	None
Volatility	49%	50%
Risk-free interest rate	1.90%	1.69%
Expected life (years)	5.8	5.7

During the six months ended June 30, 2016, we granted 536,000 stock options with exercise prices ranging from $8.36 to $8.43 and a weighted-average fair value of $3.95 and 1,033,000 restricted stock awards and units with a weighted-average fair value of $8.70.

As of June 30, 2016, there was $7.6 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of two years.

NOTE 12. RELATED PARTY TRANSACTIONS

We paid our Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the six months ended June 30, 2016 and 2015 for consulting and other activities, and such amounts have been recognized in our financial statements as general and administrative expenses.  Amounts payable to the Chairman for such services were $7,000 and $7,000 at June 30, 2016 and December 31, 2015, respectively.

As a result of the May 2014 acquisition of Uptivity, we are a party to an agreement to sell software and services with a company that is owned by two employees and other minority shareholders of inContact.  Revenue related to this agreement included in our Condensed Consolidated Statement of Operations and Comprehensive Loss was approximately $9,000  and $16,000 for the three and six months ended June 30, 2016, respectively.  Related accounts receivable at June 30, 2016 and 2015 was $0 and $75,000, respectively.

The principal location of the employees from the May 2014 acquisition of Uptivity is in Columbus, Ohio.  Their facility is a 36,000 square foot office that is leased from Cabo Leasing LLC, which is owned by two employees and other minority shareholders of inContact.  The amount of rent for this facility included in our Condensed Consolidated Statement of Operations and Comprehensive Loss was approximately $200,000 and $400,000 for the three and six months ended June 30, 2016, respectively.

In October 2015, inContact entered into a referral agreement with a sales lead generation company in which two employees and other minority shareholders hold individual minority ownership interests.  We pay commissions under this agreement based on sales generated.  The amount of commission expense included in our Consolidated Statement of Operations and Comprehensive Loss was approximately $67,000 for both the three and six months ended June 30, 2016.  There was a recorded payable of $11,000 on the balance sheet as of June 30, 2016, specific to this agreement.

In connection with the proposed merger with NICE-Systems Ltd. we have entered into a referral and reseller agreement. No transactions have occurred under this agreement as of June 30, 2016.

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

Operating segment revenues and profitability for three and six months ended June 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$42,360	$21,438	$63,798	$34,052	$19,019	$53,071
Costs of revenue	17,274	13,486	30,760	14,360	11,983	26,343
Gross profit	25,086	7,952	33,038	19,692	7,036	26,728
Gross margin	59%	37%	52%	58%	37%	50%

Operating expenses:
Direct selling and marketing	16,244	837	17,081	14,668	936	15,604
Direct research and development	8,482	-	8,482	6,659	-	6,659
Indirect	12,378	670	13,048	8,695	1,217	9,912
Total operating expenses	37,104	1,507	38,611	30,022	2,153	32,175
Income (Loss) from operations	$(12,018)	$6,445	$(5,573)	$(10,330)	$4,883	$(5,447)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$83,908	$42,277	$126,185	$66,518	$37,891	$104,409
Costs of revenue	33,939	26,922	60,861	28,057	23,794	51,851
Gross profit	49,969	15,355	65,324	38,461	14,097	52,558
Gross margin	60%	36%	52%	58%	37%	50%

Operating expenses:
Direct selling and marketing	32,669	1,694	34,363	28,654	1,759	30,413
Direct research and development	16,448	-	16,448	12,952	-	12,952
Indirect	21,727	1,567	23,294	17,730	2,286	20,016
Total operating expenses	70,844	3,261	74,105	59,336	4,045	63,381
Income (Loss) from operations	$(20,875)	$12,094	$(8,781)	$(20,875)	$10,052	$(10,823)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2015 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K, filed separately with the Securities and Exchange Commission. This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements that relate to our proposed merger with NICE-Systems Ltd. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed herein and in our 2015 Annual Report on Form 10-K under Item 1A “Risk Factors,” and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

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

PROPOSED MERGER WITH NICE-SYSTEMS LTD.

On May 17, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NICE-Systems Ltd., a company organized under the laws of the State of Israel (“Parent” or “NICE”), and Victory Merger Sub Inc. (“Merger Sub”), a wholly owned indirect subsidiary of NICE, providing for the merger of Merger Sub with and into the Company (the “Merger”), with our company surviving the Merger as a wholly owned indirect subsidiary of NICE.

In the Merger, each issued and outstanding share of our common stock will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $14.00, without interest thereon.  Each outstanding and vested restricted stock unit or option to purchase our common stock will be cancelled and extinguished and automatically converted into the right to receive an amount in cash of $14.00 per share less, in the case of options, the exercise price per share underlying such option. Each outstanding and unvested restricted stock unit, share or restricted stock and option to purchase our common stock or other right to purchase or receive our common stock will be converted into an option to purchase or other right to purchase or receive American Depositary Shares of Parent, with the same vesting schedule and existing vesting conditions of such equity award continuing after the Merger, subject to existing vesting conditions and the exercise price of options adjusted in accordance with applicable tax law.

The consummation of the Merger is subject to certain conditions, including, without limitation, (i) the receipt of the necessary approval of the Merger from our stockholders; (ii) the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States and any other applicable foreign antitrust and competition laws; (iii) approval of the Merger by the Committee on Foreign Investment in the United States; (iv) all applicable approvals from the Federal Communications Commission as well as all applicable state utility commissions or other state or local governmental authorities and (v) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. In addition, the obligations of the Parent and Merger Subsidiary, on the one hand, and us, on the other hand, to consummate the Merger are subject to certain other conditions, including, without limitation, (x) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers) and (y) the other party’s performance of its obligations and covenants contained in the Merger Agreement in all material respects. In addition, the obligations of the Parent and Merger Subsidiary to consummate the Merger are subject to there not having occurred any event, occurrence, revelation or development of a state of circumstances or facts which individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the condition (financial or otherwise), business, assets or results of operations of inContact and its subsidiaries, taken as a whole, from December 31, 2015 through the closing of the Merger, subject in each case, to certain exclusions as set forth in the Merger Agreement.

The Merger Agreement contains customary representations and warranties by Parent, Merger Sub and inContact. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of our business and our subsidiaries between signing and closing, governmental filings and approvals and other matters.

The Merger Agreement contains certain termination rights for each of the Parent, Merger Sub and inContact and provides certain circumstances as described in the Merger Agreement under which we may be required to pay NICE a termination fee of $34.1 million.  The Board of Directors of inContact has unanimously approved the transaction.

See Note 8 to the Condensed Consolidated Financial Statements, “Long-Term Debt and Capital Lease Obligations” for discussion of the treatment of our 2.5% Convertible Senior Notes due 2022 in connection with the pending acquisition of inContact by NICE.

The transaction is expected to close in the second half of 2016.  Following completion of the Merger, we will become a wholly-owned subsidiary of NICE, our common stock will be delisted from The NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, and as such, we will no longer file periodic reports with the SEC.

In connection with the proposed Merger, we have incurred certain costs related to professional services, regulatory fees and employee-related expenses.

The description of the Merger Agreement in this Quarterly Report on Form 10-Q does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2016.

If the Merger is consummated, we will become a wholly-owned subsidiary of NICE. Accordingly, this Quarterly Report on Form 10-Q, which assumes we remain a standalone business, should be read with the understanding that should the Merger be completed, NICE will have the power to control the conduct of our business.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs (including stock-based compensation) and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We anticipate that we will incur additional employee salaries and related expenses, professional service fees and other corporate expenses related to the growth of our business, the proposed merger with NICE, and future operations. As such, we expect general and administrative expenses to fluctuate in absolute dollars from period to period, although these expenses as a percentage of our revenue are expected to decrease over time.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 and 2015

The following is a tabular presentation of our condensed consolidated operating results for the three months ended June 30, 2016 compared to our condensed consolidated operating results for the three months ended June 30, 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Net revenue	$63,798	$53,071	$10,727	20%
Costs of revenue	30,760	26,343	4,417	17%
Gross profit	33,038	26,728	6,310
Gross margin	52%	50%
Operating expenses:
Selling and marketing	18,117	16,264	1,853	11%
Research and development	9,220	7,040	2,180	31%
General and administrative	11,274	8,871	2,403	27%
Total operating expenses	38,611	32,175	6,436
Loss from operations	(5,573)	(5,447)	(126)
Other expense	(1,652)	(1,711)	59
Loss before income taxes	(7,225)	(7,158)	(67)
Income tax benefit (expense)	(194)	(132)	(62)
Net loss	$(7,419)	$(7,290)	$(129)

Net revenue

Net revenues increased $10.7 million or 20% to $63.8 million during the three months ended June 30, 2016 compared to net revenues of $53.1 million during the same period in 2015.  The increase to net revenue relates to an increase of $8.3 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  Network connectivity segment revenue increased $2.4 million as the increase of Network connectivity revenue associated with our inContact cloud software solution customers exceeded the attrition of our Network connectivity-only customers.

Costs of revenue and gross margin

Costs of revenue increased $4.4 million or 17% to $30.8 million during the three months ended June 30, 2016 compared to $26.3 million for the same period in 2015.  Gross margin increased two percentage points to 52% for the three months ended June 30, 2016 from 50% for the same period in 2015. Gross margin primarily increased as a result of higher gross margin Software revenue growing more than Network connectivity revenue, which has a comparatively lower gross margin. The growth in Software revenue more than offset greater professional service and customer service personnel related costs from headcount additions to service larger mid-market and enterprise customers and to support resellers, increased software and depreciation expenses related to our additional investments in software, equipment and in the development of our cloud contact center solutions to support current and anticipated customer growth.

Selling and marketing

Selling and marketing expenses increased $1.9 million or 11% to $18.1 million during the three months ended June 30, 2016 from $16.3 million for the same period in 2015. This increase is primarily a result of increased personnel related costs from headcount additions for direct sales employees and channel sales employees focused on managing and enhancing our partner relationships to support our growth strategy, increased commissions as a result of increased revenue and to a lesser extent higher levels of investment in marketing efforts to create increased awareness of our inContact cloud contact center solutions.

Research and development

Research and development expense increased $2.2 million or 31% to $9.2 million during the three months ended June 30, 2016 from $7.0 million during the same period in 2015. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including the addition of employees from the AC2 and Attensity acquisitions.

General and administrative

General and administrative expense increased $2.4 million or 27% to $11.3 million during the three months ended June 30, 2016 compared to $8.9 million during the same period in 2015. The increase is primarily due to $1.9 million of costs related to professional services, regulatory fees and employee-related expenses incurred in connection with the proposed merger with NICE-Systems Ltd. The remaining increase is due to increased personnel and software costs incurred to support our domestic and international business expansion.

Other expense

Other expense decreased $59,000 to $1.7 million during the three months ended June 30, 2016 from $1.7 million for the same period in 2015. The decrease is primarily due to an increase in interest income related to investments.

Income taxes

Benefit (provision) for income taxes, which consists of various state income taxes and foreign taxes, was ($194,000) for the three months ended June 30, 2016 compared to ($132,000) for the same period in 2015.

Six Months Ended June 30, 2016 and 2015

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2016 compared to our condensed consolidated operating results for the six months ended June 30, 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Net revenue	$126,185	$104,409	$21,776	21%
Costs of revenue	60,861	51,851	9,010	17%
Gross profit	65,324	52,558	12,766
Gross margin	52%	50%
Operating expenses:
Selling and marketing	36,327	31,739	4,588	14%
Research and development	17,829	13,693	4,136	30%
General and administrative	19,949	17,949	2,000	11%
Total operating expenses	74,105	63,381	10,724
Loss from operations	(8,781)	(10,823)	2,042
Other expense	(3,262)	(2,144)	(1,118)
Loss before income taxes	(12,043)	(12,967)	924
Income tax benefit (expense)	2,396	(311)	2,707
Net loss	$(9,647)	$(13,278)	$3,631

Net revenue

Net revenues increased $21.8 million or 21% to $126.2 million during the six months ended June 30, 2016 compared to net revenues of $104.4 million during the same period in 2015.  The increase to net revenue relates to an increase of $17.4 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  Network connectivity segment revenue increased $4.4 million as the increase of Network connectivity revenue associated with our inContact cloud software solution customers exceeded the attrition of our Network connectivity-only customers.

Costs of revenue and gross margin

Costs of revenue increased $9.0 million or 17% to $60.9 million during the six months ended June 30, 2016 compared to $51.9 million for the same period in 2015.  Gross margin increased two percentage points to 52% for the six months ended June 30, 2016 from 50% for the same period in 2015. Gross margin primarily increased as a result of higher gross margin Software revenue growing more than Network connectivity revenue, which has a comparatively lower gross margin. The growth in Software revenue more than offset greater professional service and customer service personnel related costs from headcount additions to service larger mid-market and enterprise customers and to support resellers, increased software and depreciation expenses related to our additional investments in software, equipment and in the development of our cloud contact center solutions to support current and anticipated customer growth.  The increase in gross margin was also partially offset by increased network connectivity costs related to temporarily duplicated facilities and network connection expenses incurred during the migration of one of our data centers.

Selling and marketing

Selling and marketing expenses increased $4.6 million or 14% to $36.3 million during the six months ended June 30, 2016 from $31.7 million for the same period in 2015. This increase is primarily a result of increased personnel related costs from headcount additions for direct sales employees and channel sales employees focused on managing and enhancing our partner relationships to support our growth strategy, increased commissions as a result of increased revenue and to a lesser extent higher levels of investment in marketing efforts to create increased awareness of our inContact cloud contact center solutions.

Research and development

Research and development expense increased $4.1 million or 30% to $17.8 million during the six months ended June 30, 2016 from $13.7 million during the same period in 2015. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including the addition of employees from the AC2 and Attensity acquisitions.

General and administrative

General and administrative expense increased $2.0 million or 11% to $19.9 million during the six months ended June 30, 2016 compared to $17.9 million during the same period in 2015. The increase is primarily due to $1.9 million of costs related to professional services, regulatory fees and employee-related expenses incurred in connection with the proposed merger with NICE-Systems Ltd.

Other expense

Other expense increased $1.1 million to $3.3 million during the six months ended June 30, 2016 from $2.1 million for the same period in 2015. The increase is primarily due to interest related to the Convertible Notes issued on March 30, 2015.

Income taxes

Benefit (provision) for income taxes, which consists of various state income taxes and foreign taxes, was $2.4 million for the six months ended June 30, 2016 compared to ($0.3) million for the same period in 2015.  The tax benefit was due to recording a $2.7 million deferred tax liability upon acquisition of AC2 related primarily to the acquisition of intangibles for which no tax benefit will be derived.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net revenue	$42,360	$34,052	$8,308	24%	$83,908	$66,518	$17,390	26%
Costs of revenue	17,274	14,360	2,914	20%	33,939	28,057	5,882	21%
Gross profit	25,086	19,692	5,394		49,969	38,461	11,508
Gross margin	59%	58%			60%	58%

Operating expenses:
Direct selling and marketing	16,244	14,668	1,576	11%	32,669	28,654	4,015	14%
Direct research and development	8,482	6,659	1,823	27%	16,448	12,952	3,496	27%
Indirect	12,378	8,695	3,683	42%	21,727	17,730	3,997	23%
Loss from operations	$(12,018)	$(10,330)	$(1,688)		$(20,875)	$(20,875)	$-

Three Months Ended June 30, 2016 and 2015

The Software segment revenue increased by $8.3 million or 24% to $42.4 million during the three months ended June 30, 2016 from $34.1 million for the same period in 2015. The increase relates primarily to revenue generated from our inContact cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.

Gross margin increased one percentage point to 59% for the three months ended June 30, 2016 from 58% for the same period in 2015.  Gross margin increased primarily as a result of Software revenue growth that was partially offset by greater professional service and customer service personnel related costs from headcount additions to service larger mid-market and enterprise customers and to support resellers, increased software and depreciation expenses related to our additional investments in software, equipment and in the development of our cloud contact center solutions to support current and anticipated customer growth.

Direct selling and marketing expenses in the Software segment increased $1.6 million or 11% to $16.2 million during the three months ended June 30, 2016 compared to $14.7 million for the same period in 2015. The increase in direct selling and marketing expenses in the Software segment is a result of headcount additions for direct sales employees and channel sales employees focused on managing and enhancing our partner relationships to support our growth strategy, increased commissions as a result of increased revenue and to a lesser extent higher levels of investment in marketing efforts to create increased awareness of our inContact cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended June 30, 2016, we incurred $8.5 million in direct research and development costs compared to $6.7 million for the same period in 2015 and have capitalized an additional $3.3 million of costs incurred during the three months ended June 30, 2016 related to our internally developed software compared to $2.2 million for the same period in 2015.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $3.7 or 42% to $12.4 million during the three months ended June 30, 2016 from $8.7 million for the same period in 2015 due to $1.9 million of costs related to professional services, regulatory fees and employee-related expenses incurred in connection with the proposed merger with NICE-Systems Ltd., the general increase in direct expenses, and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Six Months Ended June 30, 2016 and 2015

The Software segment revenue increased by $17.4 million or 26% to $83.9 million during the six months ended June 30, 2016 from $66.5 million for the same period in 2015. The increase relates primarily to revenue generated from our inContact cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.

Gross margin increased two percentage points to 60% for the six months ended June 30, 2016 from 58% for the same period in 2015.  Gross margin increased primarily as a result of Software revenue growth that was partially offset by greater professional service and customer service personnel related costs from headcount additions to service larger mid-market and enterprise customers and to support resellers, increased software and depreciation expenses related to our additional investments in software, equipment and in the development of our cloud contact center solutions to support current and anticipated customer growth.

Direct selling and marketing expenses in the Software segment increased $4.0 million or 14% to $32.7 million during the six months ended June 30, 2016 compared to $28.7 million for the same period in 2015. The increase in direct selling and marketing expenses in the Software segment is a result of headcount additions for direct sales employees and channel sales employees focused on managing and enhancing our partner relationships to support our growth strategy, increased commissions as a result of increased revenue and to a lesser extent higher levels of investment in marketing efforts to create increased awareness of our inContact cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the six months ended June 30, 2016, we incurred $16.4 million in direct research and development costs compared to $13.0 million for the same period in 2015 and have capitalized an additional $7.2 million of costs incurred during the six months ended June 30, 2016 related to our internally developed software compared to $4.4 million for the same period in 2015.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $4.0 million or 23% to $21.7 million during the six months ended June 30, 2016 from $17.7 million for the same period in 2015 due to $1.9 million of costs related to professional services, regulatory fees and employee-related expenses incurred in connection with the proposed merger with NICE-Systems Ltd., the general increase in direct expenses, and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net revenue	$21,438	$19,019	$2,419	13%	$42,277	$37,891	$4,386	12%
Costs of revenue	13,486	11,983	1,503	13%	26,922	23,794	3,128	13%
Gross profit	7,952	7,036	916		15,355	14,097	1,258
Gross margin	37%	37%			36%	37%

Operating expenses:
Direct selling and marketing	837	936	(99)	(11%)	1,694	1,759	(65)	(4%)
Indirect	670	1,217	(547)	(45%)	1,567	2,286	(719)	(31%)
Income from operations	$6,445	$4,883	$1,562		$12,094	$10,052	$2,042

Three Months Ended June 30, 2016 and 2015

Network connectivity segment revenue increased $2.4 million or 13% to $21.4 million during the three months ended June 30, 2016 compared to $19.0 million for the same period in 2015 due to the increase of Network connectivity revenue associated with our inContact suite customers exceeding the attrition of our Network connectivity-only customers. Our costs of revenue increased 13% due to the increase in revenue.  Network connectivity gross margin remained consistent versus the prior period.

Selling and marketing expenses decreased $0.1 million or 11% during the three months ended June 30, 2016 compared to $0.9 million for the same period in 2015 driven by sourcing of internal leads as opposed to referral partners.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $0.5 million or 45% during the three months ended June 30, 2016 compared to $1.2 million for the same period in 2015 primarily related to the decreasing allocation of expenses to the network connectivity segment and the pass thru of regulatory fees previously not collected.

Six Months Ended June 30, 2016 and 2015

Network connectivity segment revenue increased $4.4 million or 12% to $42.3 million during the six months ended June 30, 2016 compared to $37.9 million for the same period in 2015 due to the increase of Network connectivity revenue associated with our inContact suite customers exceeding the attrition of our Network connectivity-only customers. Our costs of revenue increased 13% due to the increase in revenue.  Network connectivity gross margin decreased one percent in part due to increased costs related to duplicated facilities and network connection expenses incurred during the migration of one of our data centers. These costs were partially offset by lower network connectivity call usage costs due to increased usage efficiencies related to a continued investment in technology, call routing and lower negotiated direct usage costs.

Selling and marketing expenses were flat over the prior period.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $0.7 million or 31% during the six months ended June 30, 2016 compared to $2.3 million for the same period in 2015 primarily related to the decreasing allocation of expenses to the network connectivity segment and the pass thru of regulatory fees previously not collected.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents and short-term investments. At June 30, 2016, we had $37.9 million of cash and cash equivalents and $54.8 million of short-term investments. As of July 1, 2016, we allowed our $15.0 million Revolving Credit Agreement with Zions First National Bank to expire, so that it ceased to be a source of liquidity. No amounts were outstanding on the Revolving Credit Agreement at expiration, and the termination of the relationship was made voluntarily by us.

On March 30, 2015, we issued $115.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the “Convertible Notes”) due April 1, 2022, unless earlier converted by the holder pursuant to their terms.  Net proceeds from the Convertible Notes were approximately $111.2 million, net of transaction fees.  The Convertible Notes pay interest in cash semiannually in arrears at a rate of 2.50% per annum.  Upon consummation of the proposed merger, the Convertible Notes will become convertible by the holder.  For further information, see Note 8 to the Condensed Consolidated Financial Statements contained in Part 1, Item 1.

We continue to take a proactive approach in managing our operating expenditures and cash flow from operations.  Absent the proposed merger, we expect to rely on internally generated cash and the proceeds from the Convertible Notes to finance operations and capital requirements.

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

We believe our existing cash and short-term investments will be sufficient to meet our needs during the next twelve months.

Cash Flows

In summary, our cash flows for the six months ended June 30, 2016 were as follows (in thousands):

2016
Net cash provided by operating activities	$25,832
Net cash used in investing activities	(19,457)
Net cash provided by financing activities	2,439

We experienced a net loss of $9.6 million during the six months ended June 30, 2016. Significant non-cash items affecting operations during the six months ended June 30, 2016 included a $2.7 million partial reversal of the deferred tax asset valuation allowance as a result of the acquisition of AC2, $13.2 million of depreciation and amortization and $4.5 million of stock-based compensation.

Sources of working capital primarily related to an increase in accounts payable of $4.0 million due to the timing of the payment of vendor invoices, an increase of $6.4 million in deferred rent and lease incentive obligation related to lease incentives received as part of a new operating lease of Company’s corporate headquarters and an increase of $3.2 million in PCS-related deferred revenue associated to the delivery of perpetual licenses as of June 30, 2016.

Investing activities provided $19.5 million primarily from the net purchases and maturities of available for sale short-term investments. Additionally, we used $7.0 million, net of $6.9 million in tenant incentive leasehold improvements, for purchases of equipment primarily for use within our network infrastructure, $7.2 million of capitalization of internally developed software costs and $18.4 million for the acquisition of AC2 and Attensity.

Financing activities provided $2.4 related to employee exercises of stock options of $2.6 million, $0.8 million from the sale of stock under the employee stock purchase plan, offset by purchases of treasury stock of $1.0 million.

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

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. We are exposed to market risk related to changes in interest rates and foreign currency exchange rate fluctuations.  Market risks at June 30, 2016 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 4, 2016.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings see Note 10 to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

ITEM 1A.	RISK FACTORS

Our most recent Annual Report on Form 10-K, as well as other filings with the Securities and Exchange Commission, contain discussions of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to our business and an investment in our common stock.  Other than as noted below, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2015.  Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks presented in those filings.  The risks and uncertainties presented in those filings are not the only ones we face.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects, our business, financial condition and results of operations could be seriously harmed.  In that event, the market price for our common stock could decline.

Risks Related to our Pending Merger with NICE-Systems Ltd.

Our proposed merger with NICE-Systems Ltd. is subject to a number of conditions beyond our control. Failure to complete the merger within the expected timeframe or at all could materially and adversely affect our future business, results of operations, financial condition and stock price.

On May 17, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NICE-Systems Ltd., a company organized under the laws of the State of Israel (“Parent”) and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  The Merger Agreement provides, subject to the terms of the Merger Agreement, for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned indirect subsidiary of Parent.  At the time the Merger is consummated (the “Effective Time”), each share of common stock of the Company (the “Company Common Stock”) issued and outstanding as of immediately prior to the Effective Time (other than shares of Company Common Stock held by the Company or shares subject to equity awards or owned by Parent or any of its subsidiaries, or held by any subsidiary of the Company, and shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $14.00, without interest thereon.

The consummation of the Merger is subject to certain conditions, including, without limitation, (i) the receipt of the necessary approval of the Merger from the Company’s stockholders; (ii) the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States and any other applicable foreign antitrust and competition laws; (iii) approval of the Merger by the Committee on Foreign Investment in the United States; (iv) all applicable approvals from the Federal Communications Commission as well as all applicable state utility commissions or similar state or local governmental authorities, (v) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger and (vi) other conditions set forth in the Merger Agreement.

We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the proposed Merger is not completed or is delayed for any other reason, our business, results of operations, financial condition and stock price may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to preparing for integration of our operations with those of NICE-Systems;

•	we could potentially lose customers, new customer contracts could be delayed or decreased and we may have difficulty hiring and retaining employees;

•	we could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities in light of the proposed Merger;

•

we have agreed to restrictions in the Merger Agreement that limit how we conduct our business prior to the consummation of the Merger, including, among other things, restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions may not be in our best interests as an independent company, and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

•

we have incurred and expect to continue to incur expenses related to the Merger, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the proposed Merger is completed;

•	we may be required to pay a termination fee to Parent if the Merger Agreement is terminated under certain circumstances, which would negatively affect our financial results and liquidity;

•	activities related to the Merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed Merger does not occur; and

•	the failure to, or delays in, consummating the Merger may result in a negative impression of us with customers, potential customers or the investment community.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

In addition, our stock price may fluctuate significantly based on announcements by us, NICE-Systems or other third parties regarding the proposed Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquiror.

The Merger Agreement contains “no solicitation” provisions that, subject to exceptions, restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third party proposals for the acquisition of our common stock. In addition, Parent has an opportunity to modify the terms of the Merger in response to any competing acquisition proposals before our Board of Directors may withdraw or change its recommendation with respect to the Merger. Upon the termination of the Merger Agreement, including in connection with a “superior proposal”, we may be required to pay $34.1 million as a termination fee.

These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher per share price than what would be received in the Merger. These provisions might also result in a potential third party acquiror proposing to pay a lower price per share to our stockholders than it might otherwise have proposed to pay because of the added expense of the $34.1 million termination fee that may become payable.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and members of our Board of Directors may be deemed to have interests in the Merger that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. Our Board of Directors was aware of these potentially differing interests and considered them, among other matters, in evaluating and negotiating the Merger Agreement and in reaching its decision to approve the Merger Agreement and the transactions thereunder. These interests relate to or arise from, among other things:

•	the consideration to be received in respect of options to purchase Shares and restricted stock unit awards held by our executive officers and members of our Board of Directors;

•

the receipt of certain payments and benefits to which certain executive officers may become entitled pursuant to such executive officers’ respective employment agreements and in connection with the completion of the Merger; and

•	the right to continued indemnification and insurance coverage for our directors and executive officers following the completion of the Merger.

We are subject to lawsuits, which purport to be class actions, relating to the Merger, which could materially adversely affect our business, financial condition and operating results.

We, our directors and officers, Parent and Merger Sub are subject to lawsuits, which purport to be class actions brought by shareholders relating to the Merger and may become subject to other additional lawsuits that may be filed.  Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we intend to defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

One of the conditions to consummating the Merger is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger shall have been issued by any governmental entity of competent jurisdiction in the United States.  Consequently, if any of the plaintiffs in these lawsuits or in any other subsequently filed similar lawsuit is successful in obtaining an injunction preventing the parties from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all.

We have obligations under certain circumstances to hold harmless and indemnify our directors and officers against judgments, fines, settlements and expenses related to claims against such directors and officers and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to the current lawsuits and any other potential litigation. However, an unfavorable outcome in any lawsuit related to the Merger could prevent or delay the consummation of the Merger and result in substantial costs to us.

We will incur significant costs in connection with the Merger, whether or not it is consummated.

We will incur substantial expenses related to the Merger, whether or not it is completed. Payment of these expenses by us as a standalone entity would adversely affect our operating results and financial condition and would likely adversely affect our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

Stock repurchases for the three months ended June 30, 2016, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - 30, 2016(1)	24	$4.25	-	-
May 1 - 31, 2016(2)	20	$10.62	-	-
June 1 - 30, 2016(3)	10	$13.85	-	-
Total shares repurchased	54		-	-

(1)

In April 2016, we received 11,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $104,000 associated with the lapsing of the selling restriction of a restricted stock award. We received 13,000 shares of our common stock from employees as a result of the cancelation of a restricted stock award upon termination of employment.

(2)

In May 2016, we received 20,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $213,000 associated with the lapsing of the selling restriction of a restricted stock award.

(3)

In June 2016, we received 10,000 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $140,000 associated with the lapsing of the selling restriction of a restricted stock award.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Document
2.1 31.1

Agreement and Plan of Merger, dated as of May 17, 2016, among inContact, Inc., NICE-Systems LTD., and Victory Merger Sub Inc. *

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

*   The Agreement and Plan of Merger was filed as Exhibit 2.1 to the current report on Form 8-K filed by the Company with the SEC on May 18, 2016, and is incorporated herein by this reference.  Schedules to the Agreement and Plan of Merger are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inContact, INC.

Date: August 5, 2016	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: August 5, 2016	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer