Form 10-Q
period 2016-09-30
inContact, Inc.
filed 2016-11-09
CIK 1087934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2016
Common Stock, $0.0001 par value	62,622,908 shares

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

INCONTACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$40,873	$29,050
Restricted cash	-	81
Investments	38,299	75,109
Accounts and other receivables, net of allowance for uncollectible accounts of $2,140 and $2,555, respectively	40,940	37,185
Other current assets	10,883	9,243
Total current assets	130,995	150,668

Property and equipment, net	53,336	42,569
Intangible assets, net	27,021	19,232
Goodwill	49,016	39,247
Other assets	3,866	2,421
Total assets	$264,234	$254,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$13,748	$11,607
Accrued liabilities	12,221	12,828
Accrued commissions	5,187	4,615
Current portion of deferred revenue	14,254	11,530
Total current liabilities	45,410	40,580

Deferred revenue	7,567	6,082
Deferred rent and lease incentive obligation	6,657	3
Deferred tax liability, net	466	230
Long-term debt	85,215	81,985
Total liabilities	145,315	128,880
Commitments and contingencies (see Note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 62,612 and 61,826 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	6	6
Additional paid-in capital	264,616	253,986
Accumulated deficit	(145,702)	(128,654)
Accumulated other comprehensive loss	(1)	(81)
Total stockholders' equity	118,919	125,257
Total liabilities and stockholders' equity	$264,234	$254,137

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net revenue:
Software	$44,222	$36,709	$128,130	$103,227
Network connectivity	22,796	19,369	65,073	57,260
Total net revenue	67,018	56,078	193,203	160,487
Costs of revenue:
Software	18,534	14,815	52,473	42,872
Network connectivity	12,805	12,278	39,727	36,072
Total costs of revenue	31,339	27,093	92,200	78,944
Gross profit	35,679	28,985	101,003	81,543
Operating expenses:
Selling and marketing	19,025	17,810	55,352	49,549
Research and development	9,268	7,328	27,097	21,021
General and administrative	12,377	7,750	32,326	25,699
Total operating expenses	40,670	32,888	114,775	96,269
Loss from operations	(4,991)	(3,903)	(13,772)	(14,726)
Other income (expense):
Interest expense	(1,816)	(1,738)	(5,400)	(3,940)
Interest income	151	125	478	183
Other income (expense)	(105)	1	(111)	1
Total other income (expense)	(1,770)	(1,612)	(5,033)	(3,756)
Loss before income taxes	(6,761)	(5,515)	(18,805)	(18,482)
Income tax benefit (expense)	(100)	(163)	2,296	(474)
Net loss	$(6,861)	$(5,678)	$(16,509)	$(18,956)
Other comprehensive loss, net of taxes:
Net change in unrealized gain (loss) in available for sale investments	69	(15)	80	(35)
Comprehensive loss	$(6,792)	$(5,693)	$(16,429)	$(18,991)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.09)	$(0.26)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	62,977	61,688	62,631	61,407

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Total
Balance at December 31, 2015	61,826	$6	$253,986	-	$-	$(128,654)	$(81)	$125,257
Common stock received for settlement of taxes and forfeited restricted stock	-	-	-	(153)	(1,347)	-	-	(1,347)
Common stock issued for options exercised	412	-	2,791	118	1,068	(461)	-	3,398
Common stock issued under the employee stock purchase plan	96	-	753	9	129	(56)	-	826
Issuance of common stock for acquisition of a business	64	-	344	-	-	-	-	344
Stock-based compensation		-	6,870	-	-	-	-	6,870
Vesting of restricted stock units	214	-	(122)	26	144	(22)	-	-
Other comprehensive income	-	-	-	-	-	-	80	80
Net loss	-	-	-	-	-	(16,509)	-	(16,509)
Balance at September 30, 2016	62,612	$6	$264,622	-	$(6)	$(145,702)	$(1)	$118,919

See accompanying notes to Condensed Consolidated Financial Statements.

INCONTACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2016	2015
Net loss	$(16,509)	$(18,956)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	9,961	7,601
Amortization of software development costs	6,289	4,876
Amortization of intangible assets	3,837	3,776
Amortization of deferred debt issuance costs	290	391
Stock-based compensation	6,870	6,510
Loss on disposal of property and equipment	1,444	148
Interest accretion	2,940	1,843
Amortization of investment premium	670	148
Deferred income taxes	(2,429)	-
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and other receivables, net	(3,657)	(11,564)
Other current assets	(1,577)	(2,109)
Other non-current assets	(1,445)	11
Trade accounts payable	1,647	2,467
Accrued liabilities	(990)	1,021
Accrued commissions	572	787
Deferred rent and lease incentive obligation	6,988	-
Other long-term liabilities	-	(220)
Deferred revenue	3,954	4,246
Net cash provided by operating activities	18,855	976
Cash flows from investing activities:
Decrease in restricted cash	81	-
Sales and maturities of available for sale investments	67,089	13,716
Purchases of available for sale investments	(30,868)	(89,879)
Capitalized software development costs	(10,924)	(7,457)
Purchases of property and equipment	(16,841)	(10,162)
Business acquisitions, net of cash acquired	(18,446)	-
Payments made on deposits	-	(19)
Net cash used in investing activities	(9,909)	(93,801)
Cash flows from financing activities:
Proceeds from exercise of options	3,398	2,603
Proceeds from sale of stock under employee stock purchase plan	826	1,249
Principal payments under debt and capital lease obligations	-	(11,824)
Purchase of treasury stock	(1,347)	(643)
Payments under revolving credit agreement	-	(11,000)
Proceeds from issuance of convertible notes, net	-	111,190
Net cash provided by financing activities	2,877	91,575
Net (decrease) increase in cash and cash equivalents	11,823	(1,250)
Cash and cash equivalents at the beginning of the period	29,050	32,414
Cash and cash equivalents at the end of the period	$40,873	$31,164

Supplemental schedule of non-cash investing and financing activities:
Payments due for property and equipment included in trade accounts payable	$760	$472
Unrealized gains (losses) on available for sale investments, net	$80	$(34)
Issuance of common stock for acquisition of a business	$344	$-

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

The transaction has received approval by the Company’s stockholders and is subject to certain regulatory approvals and other customary closing conditions.  The Merger Agreement contains certain termination rights for each of the Parent, Merger Sub and the Company and provides certain circumstances as described in the Merger Agreement under which we may be required to pay NICE a termination fee of $34.1 million.

See Note 8, “Long-Term Debt and Capital Lease Obligations” for discussion of the treatment of the Company’s 2.5% Convertible Senior Notes due 2022 in connection with the pending acquisition of inContact by NICE.

The transaction is expected to close by December 31, 2016.  The pending acquisition of inContact by NICE does not impact the basis of presentation in the accompanying financial statements. Following completion of the Merger, the Company will become a wholly-owned subsidiary of NICE, the Company’s common stock will be delisted from The NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, and as such, the Company will no longer file periodic reports with the SEC.

In connection with the proposed Merger, we have incurred certain costs related to professional services, regulatory fees and employee-related expenses.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements of inContact and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements in the 2015 Annual Report on Form 10-K and changes, if any, are included below.

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

Self-Funded Health Insurance

In September 2016, the Company elected to partially self-fund its health insurance plan.  The Company contracts with a third-party broker to facilitate, administer the plan and obtain individual and aggregate stop-loss insurance policies.  The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and uses historical claims data supplied by the Company’s broker to estimate its self-funded insurance liability. To reduce its risk related to high dollar claims, the Company maintains individual and aggregate stop-loss insurance policies.

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

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” that amends the principal versus agent guidance in ASU 2014-09. The guidance in this ASU clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. Additional guidance is also provided about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for the Company is the first quarter of fiscal 2018.  We are currently assessing the impact the updated standard will have on our consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update adds to U.S. GAAP a current expected credit loss impairment model that is based on expected losses rather than incurred losses, requiring consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This update is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments.   This ASU is effective in fiscal years beginning after December 15, 2019 and early adoption is permitted after December 15, 2018.  The Company is currently evaluating the impact of this update on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory.  This update requires that income tax consequences are recognized on an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective in fiscal year beginning after December 15, 2017 and early adoption is permitted.  The Company is currently evaluating the impact of this update on the consolidated financial statements and related disclosures.

We reviewed all other recently issued accounting standards to determine their effects, if any, on the consolidated financial statements.  Based on that review, we believe that none of these standards will have a significant effect on current or future results of operations.

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

As a result of incurring a net loss for the three and nine months ended September 30, 2016 and 2015, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The following table summarizes potentially dilutive securities, using the above security classifications (in thousands):

	September 30,
	2016	2015
Stock options	2,418	2,765
Restricted stock awards	1,727	1,317
Potential shares from Convertible Notes	8,082	8,082
Total potentially dilutive shares	12,226	12,164

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

Assets Measured at Fair Value on a Recurring Basis:

The following table summarizes our investments measured at fair value on a recurring basis using the above input categories. As of September 30, 2016 and December 31, 2015, we did not hold any Level 3 assets, and our Level 1 and Level 2 holdings were as follows (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$28,382	$-	$28,382	$4,071	$-	$4,071
Commercial paper	-	-	-	-	999	999
Total cash equivalents	28,382	-	28,382	4,071	999	5,070
Investments:
Commercial paper	-	17,852	17,852	-	27,846	27,846
Corporate debt securities	-	17,936	17,936	-	45,830	45,830
Municipal bonds	-	2,511	2,511	-	1,433	1,433
Total investments	-	38,299	38,299	-	75,109	75,109
Total assets measured at fair value	$28,382	$38,299	$66,681	$4,071	$76,108	$80,179

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

The fair value of the Convertible Notes is considered to be a Level 2 measurement because it is based on a recent bid price quote for the Convertible Notes, reflecting activity in a less than active market. The carrying value and estimated fair value of our Convertible Notes are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible notes	$85,215	$138,792	$81,985	$108,330

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

Our investments as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value/Net Carrying Value	Cash and Cash Equivalents	Investments
Commercial paper	$17,852	$-	$17,852	$-	$17,852
Corporate debt securities	17,935	1	17,936	-	17,936
Money market funds	28,382	-	28,382	28,382	-
Municipal bonds	2,513	(2)	2,511	-	2,511
Total	$66,682	$(1)	$66,681	$28,382	$38,299

	December 31, 2015
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value/Net Carrying Value	Cash and Cash Equivalents	Investments
Commercial paper	$28,845	$-	$28,845	$999	$27,846
Corporate debt securities	45,911	(81)	45,830	-	45,830
Money market funds	4,071	-	4,071	4,071	-
Municipal bonds	1,433	-	1,433	-	1,433
Total	$80,260	$(81)	$80,179	$5,070	$75,109

As of September 30, 2016 all our investments had contractual maturities of less than one year.

At September 30, 2016 and December 31, 2015, we had $5,000 and $81,000 of gross unrealized losses on certain investments, respectively. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment that is other-than-temporary. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;
•	the financial condition, credit quality and near-term prospects of the investee; and
•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

We believe that there were no investments held at September 30, 2016 that were other-than-temporarily impaired.  For the nine months ended September 30, 2016, proceeds from maturities of investments were $65.3 million for an immaterial realized gain, $1.0  million of these maturities were securities included in cash equivalents.  We sold $2.8 million of investments for the nine months ended September 30, 2016.

NOTE 5. ACQUISITIONS

AC2 Acquisition

On January 13, 2016, we acquired 100% of the outstanding shares of AC2 Solutions, Inc. (“AC2”), a Delaware corporation.  AC2 provides Workforce Optimization products and services to call centers.  inContact acquired AC2 for an aggregate purchase price of approximately $12.3 million, which was paid with cash in the amount of $12.0 million and 40,456 restricted shares of the Company’s common stock valued at $344,000.  An additional 505,700 restricted shares of our common stock were issued, but not included in the purchase considerations as the shares will vest as services are provided over a two year period.  The acquisition of AC2 was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the preliminary tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The total purchase price was allocated using information currently available. The purchase price allocation for the AC2 acquisition will be finalized during calendar year 2016. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is the total preliminary purchase price allocation on estimated purchase consideration based on information available as of September 30, 2016 (in thousands):

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

Attensity Acquisition

On February 8, 2016, we acquired certain intangible assets from Attensity Group, Inc., a Delaware corporation, Biz360, Inc., a California corporation, and Attensity Americas, Inc., a Delaware corporation (collectively “Attensity”).  The purchase consideration was approximately $6.6 million in cash.  The patents purchased from Attensity provide advanced analytics technology to corporate customers.  The acquisition of Attensity technology was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, as determined by management. The following is the total purchase price allocation as of September 30, 2016  (in thousands):

Amount
Assets acquired:
Property, plant and equipment and other assets	$290
Intangible assets	4,917
Goodwill	1,525
Total assets acquired	6,732

Liabilities assumed:
Current portion of deferred revenue	157
Long-term portion of deferred revenue	25
Total liabilities assumed	182
Net assets acquired	$6,550

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

	Amount	Economic Useful Life (in years)
Customer relationships	$140	5
Technology	141	5
In-process research and development	3,193	Indefinite
Patents	1,443	8
Total intangible assets	$4,917

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible
	Assets	Amortization	Assets, Net	Assets	Amortization	Assets, Net
Customer lists acquired	$28,973	$(22,412)	$6,561	$28,123	$(20,859)	$7,264
Technology and patents	35,112	(16,148)	18,964	24,358	(14,222)	10,136
Trade names and trademarks	3,546	(2,050)	1,496	3,190	(1,358)	1,832
Total intangible assets	$67,631	$(40,610)	$27,021	$55,671	$(36,439)	$19,232

Amortization expense was $3.8 million for both the nine months ended September 30, 2016 and 2015.

Based on the recorded intangibles at September 30, 2016, estimated amortization expense is expected to be $1.3 million during the remainder of 2016, $5.0 million in 2017, $4.5 million in 2018, $4.1 million in 2019, $3.9 million in 2020 and $5.2 million thereafter.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued payroll and other compensation	$5,775	$4,726
Accrued state sales taxes	3,215	3,939
Accrued vendor charges	236	1,281
Accrued interest	-	717
Other	2,995	2,165
Total accrued liabilities	$12,221	$12,828

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

On or after October 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may tender their Convertible Notes for conversion regardless of whether any of the foregoing conditions have been satisfied. As of September 30, 2016, the Convertible Notes were not convertible.

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

Based on the closing market price of our common stock on September 30, 2016, the if-converted value of the Convertible Notes was less than the aggregate principal amount of the Convertible Notes.

The Convertible Notes at September 30, 2016 consisted of the following (in thousands):

September 30,
2016
2.50% Convertible Notes, bearing interest at 2.50% payable semi-annually with final principal payment to be made April 1, 2022	$115,000
Unamortized debt issuance costs	(2,124)
Unamortized debt discounts	(27,661)
Net carrying value of Convertible Notes	$85,215

Revolving Credit Agreement

On July 16, 2009, we entered into a revolving credit loan agreement (“Revolving Credit Agreement”) with Zions First National Bank (“Zions”), which was subsequently amended in June 2013 and August 2014. As of July 1, 2016, the Revolving Credit Agreement expired by its terms and was not renewed.

Under the terms of the Revolving Credit Agreement, Zions agreed to loan up to $15.0 million. The Revolving Credit Agreement was collateralized by substantially all the assets of inContact. The balance outstanding under the Revolving Credit Agreement could not exceed the lesser of (a) $15.0 million or (b) the sum of 85% of eligible billed receivables, and 65% of eligible earned, but unbilled receivables as calculated on the 5th and 20th of each month. The interest rate on the Revolving Credit Agreement with Zions was 4.0% per annum above the ninety day LIBOR.  We drew $11.0 million on the Revolving Credit Agreement in December 2014, which was repaid in March 2015. Interest under the Revolving Credit Agreement was paid monthly in arrears.  In August 2014, we amended certain terms of the Revolving Credit Agreement, including, extending the term to July 2016, adding the Uptivity subsidiary as a guarantor, pledging Uptivity’s assets to Zions as additional security, and modifying certain financial covenants. There was no balance on the Revolving Credit Agreement at December 31, 2015.

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

The financial covenants of the Term Loans were the same as the Revolving Credit Agreement, were collateralized by the same assets as the Revolving Credit Agreement and could be prepaid without penalty or premium.  During the nine months ended September 30, 2015, we paid $10.4 million of total term loan principal to Zions. There was no balance on the term loans at September 30, 2016 and December 31, 2015.

Capital Leases

During the nine months ended September 30, 2015, we paid $1.4 million of capital lease obligations. There was no capital lease obligation as of September 30, 2016 and December 31, 2015.

Interest Expense:

The following table presents the components of interest expense incurred on the Convertible Notes and on other borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
2.50% Convertible Notes:
Interest expense at 2.50% coupon rate	$725	$725	$2,166	$1,449
Amortization of debt discount	995	921	2,940	1,843
Amortization of deferred debt issuance costs	96	92	290	193
Total interest from 2.50% convertible notes	1,816	1,738	5,396	3,485
Other Borrowings:
Interest from other borrowings	-	-	4	455
Total interest expense	$1,816	$1,738	$5,400	$3,940

NOTE 9. CAPITAL TRANSACTIONS

During the nine months ended September 30, 2016, we received 153,000 shares of our common stock from cancelled restricted stock awards from separated employees and for the settlement of $1.3 million in payroll taxes, associated with the lapsing of the selling restriction of restricted stock units.

From the exercise of stock options, we issued 412,000 shares of common stock and 118,000 shares of treasury stock for proceeds of $3.4 million during the nine months ended September 30, 2016.  We issued 214,000 shares of common stock and 26,000 shares of treasury stock as a result of the vesting of restricted stock units.  We issued 96,000 shares of common stock and 9,000 shares of treasury stock for proceeds of $0.8 million under the employee stock purchase plan during the nine months ended September 30, 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

In May 2009, inContact was served in a lawsuit titled California College, Inc., et al., v. UCN, Inc., et al. In the lawsuit, California College alleges that (1) inContact made fraudulent and/or negligent misrepresentations in connection with the sale of its services with those of Insidesales.com, Inc., another defendant in the lawsuit, (2) that inContact breached its service contract with California College and an alleged oral contract between the parties by failing to deliver contracted services and product and failing to abide by implied covenants of good faith and fair dealing, and (3) the conduct of inContact interfered with prospective economic business relations of California College with respect to enrolling students.   California College filed an amended complaint that has been answered by Insidesales.com and inContact.  California College originally sought damages in excess of $20.0 million.  Furthermore, Insidesales.com and inContact filed cross-claims against one another, which they subsequently agreed to dismiss with prejudice.  In October 2011, California College reached a settlement with Insidesales.com, the terms of which have not been disclosed and remain confidential.  In June of 2013, California College amended its damages claim to $14.4 million, of which approximately $5.0 million was alleged pre-judgment interest. On September 10, 2013, the court issued an order on inContact's Motion for Partial Summary Judgment.  The court determined that factual disputes exist as to several of the claims, but dismissed California College's cause of action for intentional interference with prospective economic relations and the claim for prejudgment interest.  Dismissing the claim for prejudgment interest effectively reduced the claim for damages to approximately $9.2 million.  In February 2016 the trial court granted the inContact motion to stay the trial without date pending an interlocutory appeal to the Utah Supreme Court of the trial court’s December 2015 ruling with respect to allowing California College’s experts to testify at trial.  The interlocutory appeal was referred to the Utah Court of Appeals and the briefs will be filed in the matter in December 2016 and January 2017. inContact has denied all of the substantive allegations of the complaint and continues to defend the claims.  Management believes the claims against inContact are without merit.  We cannot determine at this time whether the chance of success on one or more of inContact’s defenses or claims is either probable or remote, and are unable to estimate the potential loss or range of loss should it not be successful.  The Company believes that this matter will not have a material impact on our financial position, liquidity or results of operations.

On January 15, 2014, Microlog Corporation (“Microlog”) filed a patent infringement suit against inContact in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999, alleging that we are infringing one or more claims made in U.S. Patent No. 7,092,509 (the “’509 Patent”), entitled “Contact Center System Capable of Handling Multiple Media Types of Contacts and Method for Using the Same.”  Microlog is seeking a declaratory judgment, injunctive relief, damages and an ongoing royalty, and costs, including attorney’s fees and expenses.  In December 2014 inContact filed a Motion for Judgment on the Pleadings which is pending before the Court.  inContact also filed a petition for Inter Partes Review (“IPR”) of the ‘509 Patent in January 2015 before the United States Patent and Trademark Office Patent Trial and Appeal board, and the PTAB instituted the IPR for the ‘509 Patent on all claims included in our petition.  In a Final Written Decision entered on July 28, 2016 pursuant to the IPR rules, the PTAB held that all claims included in our IPR petition are invalid, meaning that the claims in the ‘509 Patent that Microlog alleged that we infringed cannot be enforced. Microlog has 30 days in which to file a request for rehearing of the PTAB Final Written Decision or 63 days in which to file an appeal of the Final Written Decision to the Court of Appeals for the Federal Circuit. The 30-day period for Microlog to file a request for rehearing of the PTAB Final Written Decision has expired and the Microlog claims are no longer actionable.

On May 2, 2014, Info Directions, Inc. (“IDI”) notified inContact of a Demand for Arbitration regarding a dispute related to the Software as a Service Agreement between IDI and inContact dated December 19, 2012 pursuant to which IDI was to provide inContact with billing systems software.  IDI asserted claims for breach of contract and is seeking compensatory and punitive damages totaling $3.6 million.  inContact denied the claims by IDI and asserted its own counterclaims for breach of contract.  The Arbitration Hearing in this matter was held in Rochester, New York in April 2016. In August 2016, the arbitrator awarded IDI $3.2 million in liquidated damages and denied the counterclaims asserted by inContact.  All payments due IDI as a result of the arbitration were paid in full in September 2016.

On June 10, 2016, a complaint captioned Natalie Gordon v. inContact, Inc., et al., Case No. 160903695 was filed in the Third Judicial District Court of Salt Lake County, State of Utah (the “Court”) naming as defendants inContact and its Board of Directors (the “Gordon Action”). The plaintiff filed an amended complaint in the Gordon Action on July 1, 2016.  On July 5, 2016, a complaint captioned David Stern v. inContact, Inc., et al., Case No. 160904200 was filed in the same Court naming as defendants inContact and its Board of Directors (the “Stern Action”).  On July 8, 2016, a complaint captioned Andre Davis v. inContact. Inc., et al., Case No. 160904272 was filed in the same Court naming as defendants inContact, its Board of Directors, Parent and Merger Subsidiary (the “Davis Action”).  On July 14, 2016 the Court ordered the three actions consolidated and designated the amended complaint in the Gordon action as the operative complaint.  The consolidated action purports to be a class action brought by shareholders alleging that inContact’s Board of Directors breached their fiduciary duties by approving the Merger Agreement with NICE pursuant to which the Company would be acquired as a wholly owned indirect subsidiary of NICE.  The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind the transaction in the event it is consummated.   Without admitting to any fault, inContact and the Board of Directors have entered into a memorandum of understanding with the plaintiffs regarding settling the consolidated action. The parties are conducting confirmatory discovery prior to finalizing the settlement.

We have established liabilities of $377,000 relative to all contingent matters above. We believe the amounts provided in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We have certain contingencies which are reasonably possible, with exposures to loss which are in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

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

We record stock-based compensation expense (including stock options, restricted stock and employee stock purchase plan) to the same departments where cash compensation is recorded as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Costs of revenue	$789	$810
Selling and marketing	1,140	1,024
Research and development	3,148	1,809
General and administrative	1,793	2,867
Total stock-based compensation expense	$6,870	$6,510

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

We estimated the fair value of options granted under our employee stock-based compensation arrangements at the date of grant using the following weighted-average expected assumptions:

	Nine Months Ended September 30,
	2016	2015
Dividend yield	None	None
Volatility	49%	49%
Risk-free interest rate	1.90%	1.70%
Expected life (years)	5.8	5.7

During the nine months ended September 30, 2016, we granted 536,000 stock options with exercise prices ranging from $8.36 to $8.43 and a weighted-average fair value of $3.95 and 1,065,000 restricted stock awards and units with a weighted-average fair value of $8.85.

As of September 30, 2016, there was $6.3 million of unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. The compensation cost is expected to be recognized over a weighted average period of 1.4 years.

NOTE 12. RELATED PARTY TRANSACTIONS

We paid our Chairman of the Board of Directors (the “Chairman”) $7,000 per month during the nine months ended September 30, 2016 and 2015 for consulting and other activities, and such amounts have been recognized in our financial statements as general and administrative expenses.  Amounts payable to the Chairman for such services were $7,000 and $7,000 at September 30, 2016 and December 31, 2015, respectively.

As a result of the May 2014 acquisition of Uptivity, we are a party to an agreement to sell software and services with a company that is owned by two employees and other minority shareholders of inContact.  Revenue related to this agreement included in our Condensed Consolidated Statement of Operations and Comprehensive Loss was approximately $12,000  and $28,000 for the three and nine months ended September 30, 2016, respectively.  Related accounts receivable at September 30, 2016 and 2015 was $0 and $3,000, respectively.

The principal location of the employees from the May 2014 acquisition of Uptivity is in Columbus, Ohio.  Their facility is a 36,000 square foot office that is leased from Cabo Leasing LLC, which is owned by two employees and other minority shareholders of inContact.  The amount of rent for this facility included in our Condensed Consolidated Statement of Operations and Comprehensive Loss was approximately $200,000 and $600,000 for the three and nine months ended September 30, 2016, respectively.

In October 2015, inContact entered into a referral agreement with a sales lead generation company in which two employees and other minority shareholders hold individual minority ownership interests.  We pay commissions under this agreement based on sales generated.  The amount of commission expense included in our Consolidated Statement of Operations and Comprehensive Loss was approximately $34,000 and $101,000 for the three and nine months ended September 30, 2016.  There was a recorded payable of $11,000 on the balance sheet as of September 30, 2016, specific to this agreement.

In connection with the proposed merger with NICE Ltd. we have entered into a referral and reseller agreement. No transactions have occurred under this agreement as of September 30, 2016.

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

Operating segment revenues and profitability for three and nine months ended September 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$44,222	$22,796	$67,018	$36,709	$19,369	$56,078
Costs of revenue	18,534	12,805	31,339	14,815	12,278	27,093
Gross profit	25,688	9,991	35,679	21,894	7,091	28,985
Gross margin	58%	44%	53%	60%	37%	52%

Operating expenses:
Direct selling and marketing	17,257	843	18,100	16,075	895	16,970
Direct research and development	8,617	-	8,617	6,866	-	6,866
Indirect	13,146	807	13,953	7,943	1,109	9,052
Total operating expenses	39,020	1,650	40,670	30,884	2,004	32,888
Income (Loss) from operations	$(13,332)	$8,341	$(4,991)	$(8,990)	$5,087	$(3,903)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
		Network			Network
	Software	Connectivity	Consolidated	Software	Connectivity	Consolidated
Net revenue	$128,130	$65,073	$193,203	$103,227	$57,260	$160,487
Costs of revenue	52,473	39,727	92,200	42,872	36,072	78,944
Gross profit	75,657	25,346	101,003	60,355	21,188	81,543
Gross margin	59%	39%	52%	58%	37%	51%

Operating expenses:
Direct selling and marketing	49,926	2,536	52,462	44,729	2,654	47,383
Direct research and development	25,065	-	25,065	19,818	-	19,818
Indirect	34,872	2,376	37,248	25,673	3,395	29,068
Total operating expenses	109,863	4,912	114,775	90,220	6,049	96,269
Income (Loss) from operations	$(34,206)	$20,434	$(13,772)	$(29,865)	$15,139	$(14,726)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2015 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K, filed separately with the Securities and Exchange Commission. This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements that relate to our proposed merger with NICE Ltd. (formerly known as NICE-Systems Ltd.). All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting software or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed herein and in our 2015 Annual Report on Form 10-K under Item 1A “Risk Factors,” and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

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

PROPOSED MERGER WITH NICE LTD.

On May 17, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NICE Ltd. (formerly known as NICE-Systems Ltd.), a company organized under the laws of the State of Israel, (“Parent” or “NICE”), and Victory Merger Sub Inc. (“Merger Sub”), a wholly owned indirect subsidiary of NICE, providing for the merger of Merger Sub with and into the Company (the “Merger”), with our company surviving the Merger as a wholly owned indirect subsidiary of NICE.

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

The consummation of the Merger is subject to certain conditions, including, without limitation, (i) the receipt of the necessary approval of the Merger from our stockholders, which was obtained August 11, 2016; (ii) the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States and any other applicable foreign antitrust and competition laws, all of which have expired as of the date of this report; (iii) approval of the Merger by the Committee on Foreign Investment in the United States, which was obtained August 12, 2016; (iv) all applicable approvals from the Federal Communications Commission as well as all applicable state utility commissions or other state or local governmental authorities, all of which have been obtained except for the approval by regulatory authorities from two states, and (v) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. In addition, the obligations of the Parent and Merger Subsidiary, on the one hand, and us, on the other hand, to consummate the Merger are subject to certain other conditions, including, without limitation, (x) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers) and (y) the other party’s performance of its obligations and covenants contained in the Merger Agreement in all material respects. In addition, the obligations of the Parent and Merger Subsidiary to consummate the Merger are subject to there not having occurred any event, occurrence, revelation or development of a state of circumstances or facts which individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the condition (financial or otherwise), business, assets or results of operations of inContact and its subsidiaries, taken as a whole, from December 31, 2015 through the closing of the Merger, subject in each case, to certain exclusions as set forth in the Merger Agreement.

The Merger Agreement contains customary representations and warranties by Parent, Merger Sub and inContact. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of our business and our subsidiaries between signing and closing, governmental filings and approvals and other matters.

The Merger Agreement contains certain termination rights for each of the Parent, Merger Sub and inContact and provides certain circumstances as described in the Merger Agreement under which we may be required to pay NICE a termination fee of $34.1 million.  The Board of Directors of inContact unanimously approved the transaction and our stockholders adopted the Merger Agreement and approved the Merger at a special meeting of our stockholders held on August 11, 2016.

See Note 8 to the Condensed Consolidated Financial Statements, “Long-Term Debt and Capital Lease Obligations” for discussion of the treatment of our 2.5% Convertible Senior Notes due 2022 in connection with the pending acquisition of inContact by NICE.

The transaction is expected to close on or before December 31, 2016.  Following completion of the Merger, we will become a wholly-owned subsidiary of NICE, our common stock will be delisted from The NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, and as such, we will no longer file periodic reports with the SEC.

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

ACQUISITIONS

In January 2016, we acquired AC2 Solutions, Inc. (“AC2”), a Delaware corporation. AC2 provides call center Workforce Optimization products and services to call centers. The purchase consideration was approximately $12.3 million, which was paid with cash in the amount of $12.0 million and 40,456 restricted shares of the Company’s common stock valued at $344,000. An additional 546,155 restricted shares of our common stock were issued, but not included in the purchase considerations as the shares will vest as services are provided over a two-year period; provided that 546,155 shares shall vest in full immediately prior to a change of control of the Company.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 and 2015

The following is a tabular presentation of our condensed consolidated operating results for the three months ended September 30, 2016 compared to our condensed consolidated operating results for the three months ended September 30, 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Net revenue	$67,018	$56,078	$10,940	20%
Costs of revenue	31,339	27,093	4,246	16%
Gross profit	35,679	28,985	6,694
Gross margin	53%	52%
Operating expenses:
Selling and marketing	19,025	17,810	1,215	7%
Research and development	9,268	7,328	1,940	26%
General and administrative	12,377	7,750	4,627	60%
Total operating expenses	40,670	32,888	7,782
Loss from operations	(4,991)	(3,903)	(1,088)
Other expense	(1,770)	(1,612)	(158)
Loss before income taxes	(6,761)	(5,515)	(1,246)
Income tax expense	(100)	(163)	63
Net loss	$(6,861)	$(5,678)	$(1,183)

Net revenue

Net revenues increased $10.9 million or 20% to $67.0 million during the three months ended September 30, 2016 compared to net revenues of $56.1 million during the same period in 2015.  The increase in net revenues relates to an increase of $7.5 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  Network connectivity segment revenue increased $3.4 million as the increase of Network connectivity revenue associated with our inContact cloud software solution customers exceeded the attrition of our Network connectivity-only customers.

Costs of revenue and gross margin

Costs of revenue increased $4.2 million or 16% to $31.3 million during the three months ended September 30, 2016 compared to $27.1 million for the same period in 2015.  Gross margin increased one percentage point to 53% for the three months ended September 30, 2016 from 52% for the same period in 2015. Gross margin primarily increased as a result of higher gross margin Software revenue growing more than Network connectivity revenue, which has a comparatively lower gross margin. The growth in Software revenue more than offset greater professional service and customer service personnel related costs from headcount additions to service larger mid-market and enterprise customers and to support resellers, increased software and depreciation expenses related to our additional investments in software, equipment and in the development of our cloud contact center solutions to support current and anticipated customer growth.

Selling and marketing

Selling and marketing expenses increased $1.2 million or 7% to $19.0 million during the three months ended September 30, 2016 from $17.8 million for the same period in 2015. This increase is primarily a result of increased personnel related costs from headcount additions for direct sales employees and channel sales employees focused on managing and enhancing our partner relationships to support our growth strategy, increased commissions as a result of increased revenue and to a lesser extent higher levels of investment in marketing efforts to create increased awareness of our inContact cloud contact center solutions.

Research and development

Research and development expense increased $1.9 million or 26% to $9.3 million during the three months ended September 30, 2016 from $7.3 million during the same period in 2015. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including the addition of employees from the AC2 and Attensity acquisitions.

General and administrative

General and administrative expense increased $4.6 million or 60% to $12.4 million during the three months ended September 30, 2016 compared to $7.8 million during the same period in 2015. The increase is primarily due to $2.8 million of legal settlement costs. Additionally, we incurred $1.0 million of costs related to professional services, regulatory fees and employee-related expenses incurred in connection with the proposed merger with NICE-Systems Ltd during the three months ended September 30, 2016. The remaining increase is due to increased personnel and software costs incurred to support our domestic and international business expansion.

Other expense

Other expense increased $0.2 to $1.8 million during the three months ended September 30, 2016 from $1.6 million for the same period in 2015. The increase is primarily due to losses on disposal of fixed assets of $100,000.

Income taxes

Provision for income taxes, which consists of various state income taxes and foreign taxes, was $100,000 for the three months ended September 30, 2016 compared to $163,000 for the same period in 2015.

Nine Months Ended September 30, 2016 and 2015

The following is a tabular presentation of our condensed consolidated operating results for the nine months ended September 30, 2016 compared to our condensed consolidated operating results for the nine months ended September 30, 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Net revenue	$193,203	$160,487	$32,716	20%
Costs of revenue	92,200	78,944	13,256	17%
Gross profit	101,003	81,543	19,460
Gross margin	52%	51%
Operating expenses:
Selling and marketing	55,352	49,549	5,803	12%
Research and development	27,097	21,021	6,076	29%
General and administrative	32,326	25,699	6,627	26%
Total operating expenses	114,775	96,269	18,506
Loss from operations	(13,772)	(14,726)	954
Other expense	(5,033)	(3,756)	(1,277)
Loss before income taxes	(18,805)	(18,482)	(323)
Income tax benefit (expense)	2,296	(474)	2,770
Net loss	$(16,509)	$(18,956)	$2,447

Net revenue

Net revenues increased $32.7 million or 20% to $193.2 million during the nine months ended September 30, 2016 compared to net revenues of $160.5 million during the same period in 2015.  The increase to net revenue relates to an increase of $24.9 million in Software segment revenue due to continued focus and investment in selling and marketing efforts of our inContact cloud contact center solutions through our direct sales and referral and reseller partner arrangements.  Network connectivity segment revenue increased $7.8 million as the increase of Network connectivity revenue associated with our inContact cloud software solution customers exceeded the attrition of our Network connectivity-only customers.

Costs of revenue and gross margin

Costs of revenue increased $13.3 million or 17% to $92.2 million during the nine months ended September 30, 2016 compared to $78.9 million for the same period in 2015.  Gross margin increased one percentage point to 52% for the nine months ended September 30, 2016 from 51% for the same period in 2015. Gross margin primarily increased as a result of higher gross margin Software revenue growing more than Network connectivity revenue, which has a comparatively lower gross margin. The growth in Software revenue more than offset greater professional service and customer service personnel related costs from headcount additions to service larger mid-market and enterprise customers and to support resellers, increased software and depreciation expenses related to our additional investments in software, equipment and in the development of our cloud contact center solutions to support current and anticipated customer growth.  The increase in gross margin was also partially offset by increased network connectivity costs related to temporarily duplicated facilities and network connection expenses incurred during the migration of one of our data centers.

Selling and marketing

Selling and marketing expenses increased $5.8 million or 12% to $55.4 million during the nine months ended September 30, 2016 from $49.5 million for the same period in 2015. This increase is primarily a result of increased personnel related costs from headcount additions for direct sales employees and channel sales employees focused on managing and enhancing our partner relationships to support our growth strategy, increased commissions as a result of increased revenue and to a lesser extent higher levels of investment in marketing efforts to create increased awareness of our inContact cloud contact center solutions.

Research and development

Research and development expense increased $6.1 million or 29% to $27.1 million during the nine months ended September 30, 2016 from $21.0 million during the same period in 2015. The increase relates to our efforts to expand our content offerings, upgrade and extend our service offerings and develop new technologies primarily through headcount additions, including the addition of employees from the AC2 and Attensity acquisitions.

General and administrative

General and administrative expense increased $6.6 million or 26% to $32.3 million during the nine months ended September 30, 2016 compared to $25.7 million during the same period in 2015. The increase is due to $2.9 million of costs related to professional services, regulatory fees and employee-related expenses incurred in connection with the proposed merger with NICE-Systems Ltd during the nine months ended September 30, 2016, and $2.8 million of legal settlement costs.

Other expense

Other expense increased $1.3 million to $5.0 million during the nine months ended September 30, 2016 from $3.8 million for the same period in 2015. The increase is primarily due to interest related to the Convertible Notes issued on March 30, 2015.

Income taxes

Benefit (provision) for income taxes, which consists of various state income taxes and foreign taxes, was $2.3 million for the nine months ended September 30, 2016 compared to ($474,000) million for the same period in 2015.  The tax benefit was due to recording a $2.7 million deferred tax liability upon acquisition of AC2 related primarily to the acquisition of intangibles for which no tax benefit will be derived.

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

Software Segment Results

The following is a tabular presentation and comparison of our Software segment unaudited condensed consolidated operating results for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net revenue	$44,222	$36,709	$7,513	20%	$128,130	$103,227	$24,903	24%
Costs of revenue	18,534	14,815	3,719	25%	52,473	42,872	9,601	22%
Gross profit	25,688	21,894	3,794		75,657	60,355	15,302
Gross margin	58%	60%			59%	58%

Operating expenses:
Direct selling and marketing	17,257	16,075	1,182	7%	49,926	44,729	5,197	12%
Direct research and development	8,617	6,866	1,751	26%	25,065	19,818	5,247	26%
Indirect	13,146	7,943	5,203	66%	34,872	25,673	9,199	36%
Loss from operations	$(13,332)	$(8,990)	$(4,342)		$(34,206)	$(29,865)	$(4,341)

Three Months Ended September 30, 2016 and 2015

The Software segment revenue increased by $7.5 million or 20% to $44.2 million during the three months ended September 30, 2016 from $36.7 million for the same period in 2015. The increase relates primarily to revenue generated from our inContact cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.

Gross margin decreased two percentage points to 58% for the three months ended September 30, 2016 from 60% for the same period in 2015.  Gross margin decreased primarily as a result of a new supplier agreement related to certain of our resold software services.  It is anticipated this arrangement will be phased out after the merger with NICE-Systems Ltd. is finalized.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the three months ended September 30, 2016, we incurred $8.6 million in direct research and development costs compared to $6.9 million for the same period in 2015 and have capitalized an additional $3.8 million of costs incurred during the three months ended September 30, 2016 related to our internally developed software compared to $3.0 million for the same period in 2015.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $5.2 million or 66% to $13.1 million during the three months ended September 30, 2016 from $7.9 million for the same period in 2015 due to $2.8 million of legal settlement costs, $1.0 million of costs related to professional services, regulatory fees and employee-related expenses incurred in connection with the proposed merger with NICE-Systems Ltd., the general increase in direct expenses, and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Nine Months Ended September 30, 2016 and 2015

The Software segment revenue increased by $24.9 million or 24% to $128.1 million during the nine months ended September 30, 2016 from $103.2 million for the same period in 2015. The increase relates primarily to revenue generated from our inContact cloud contact center solutions and is due to our continued focus and investment in sales and marketing through our direct sales and referral and reseller partner arrangements.

Gross margin increased one percentage point to 59% for the nine months ended September 30, 2016 from 58% for the same period in 2015.  Gross margin increased primarily as a result of Software revenue growth that was partially offset by greater professional service and customer service personnel related costs from headcount additions to service larger mid-market and enterprise customers and to support resellers, increased software and depreciation expenses related to our additional investments in software, equipment and in the development of our cloud contact center solutions to support current and anticipated customer growth.

Direct selling and marketing expenses in the Software segment increased $5.2 million or 12% to $49.9 million during the nine months ended September 30, 2016 compared to $44.7 million for the same period in 2015. The increase in direct selling and marketing expenses in the Software segment is a result of headcount additions for direct sales employees and channel sales employees focused on managing and enhancing our partner relationships to support our growth strategy, increased commissions as a result of increased revenue and to a lesser extent higher levels of investment in marketing efforts to create increased awareness of our inContact cloud contact center solutions.

We also continue to develop the software applications and services provided in the Software segment by investing in research and development. During the nine months ended September 30, 2016, we incurred $25.1 million in direct research and development costs compared to $19.8 million for the same period in 2015 and have capitalized an additional $10.9 million of costs incurred during the nine months ended September 30, 2016 related to our internally developed software compared to $7.5 million for the same period in 2015.

Indirect expenses, which consist of overhead, such as allocated general and administrative expenses, rent, utilities and depreciation on property and equipment, increased $9.2 million or 36% to $34.9 million during the nine months ended September 30, 2016 from $25.7 million for the same period in 2015 due to $2.9 million of costs related to professional services, regulatory fees and employee-related expenses incurred in connection with the proposed merger with NICE-Systems Ltd., $2.8 million of legal settlement costs, the general increase in direct expenses, and more indirect costs being allocated to the Software segment with the increasing investment in the Software segment.

Network Connectivity Segment Results

The following is a tabular presentation and comparison of our Network connectivity segment condensed consolidated operating results for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net revenue	$22,796	$19,369	$3,427	18%	$65,073	$57,260	$7,813	14%
Costs of revenue	12,805	12,278	527	4%	39,727	36,072	3,655	10%
Gross profit	9,991	7,091	2,900		25,346	21,188	4,158
Gross margin	44%	37%			39%	37%

Operating expenses:
Direct selling and marketing	843	895	(52)	(6%)	2,536	2,654	(118)	(4%)
Indirect	807	1,109	(302)	(27%)	2,376	3,395	(1,019)	(30%)
Income from operations	$8,341	$5,087	$3,254		$20,434	$15,139	$5,295

Three Months Ended September 30, 2016 and 2015

Network connectivity segment revenue increased $3.4 million or 18% to $22.8 million during the three months ended September 30, 2016 compared to $19.4 million for the same period in 2015 due to the increase of Network connectivity revenue associated with our inContact suite customers exceeding the attrition of our Network connectivity-only customers. Network connectivity gross margin increased seven percent primarily due to nonrecurring credits received from vendors and by the elimination of temporary costs of duplicated facilities and network connection expenses, incurred during the migration of one of our data centers.

Selling and marketing expenses decreased $0.1 million or 6% during the three months ended September 30, 2016 compared to $0.9 million for the same period in 2015 driven by sourcing of internal leads as opposed to referral partners.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $0.3 million or 27% during the three months ended September 30, 2016 compared to $1.1 million for the same period in 2015 primarily related to the decreasing allocation of expenses to the network connectivity segment and the pass thru of regulatory fees previously not collected.

Nine Months Ended September 30, 2016 and 2015

Network connectivity segment revenue increased $7.8 million or 14% to $65.1 million during the nine months ended September 30, 2016 compared to $57.3 million for the same period in 2015 due to the increase of Network connectivity revenue associated with our inContact suite customers exceeding the attrition of our Network connectivity-only customers. Network connectivity gross margin increased two percent primarily due to nonrecurring credits received from vendors and by the elimination of temporary costs of duplicated facilities and network connection expenses, incurred during the migration of one of our data centers.

Selling and marketing expenses decreased $0.1 million or 4% during the nine months ended September 30, 2016 compared to $2.7 million for the same period in 2015 driven by sourcing of internal leads as opposed to referral partners.  Indirect expenses, which consist of overhead, such as allocated general and administrative expense, rent, utilities and depreciation on property and equipment decreased $1.0 million or 30% during the nine months ended September 30, 2016 compared to $3.4 million for the same period in 2015 primarily related to the decreasing allocation of expenses to the network connectivity segment and the pass thru of regulatory fees previously not collected.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our principal sources of liquidity are cash and cash equivalents and short-term investments. At September 30, 2016, we had $40.9 million of cash and cash equivalents and $38.3 million of short-term investments. As of July 1, 2016, we allowed our $15.0 million Revolving Credit Agreement with Zions First National Bank to expire, as such that facility ceased to be a source of potential liquidity. No amounts were outstanding on the Revolving Credit Agreement at expiration, and the expiry of the facility was made voluntarily by us.

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

Cash Flows

In summary, our cash flows for the nine months ended September 30, 2016 were as follows (in thousands):

2016
Net cash provided by operating activities	$18,855
Net cash used in investing activities	(9,909)
Net cash provided by financing activities	2,877

We experienced a net loss of $16.5 million during the nine months ended September 30, 2016. Significant non-cash items affecting operations during the nine months ended September 30, 2016 included a $2.7 million partial reversal of the deferred tax asset valuation allowance as a result of the acquisition of AC2, $20.4 million of depreciation and amortization and $6.9 million of stock-based compensation.

Sources of working capital primarily related to an increase in accounts payable of $1.6 million due to the timing of the payment of vendor invoices, an increase of $7.0 million in deferred rent and lease incentive obligation related to lease incentives received as part of a new operating lease of Company’s corporate headquarters and an increase of $4.0 million in PCS-related deferred revenue associated to the delivery of perpetual licenses as of September 30, 2016. Uses of working capital included an increase in accounts receivable of $3.7 million due to the growth in revenues and the timing of cash receipts from customers and an increase of $3.1 million related to other assets.

Net cash used in investing activities was $9.9 million, primarily from the net purchases and maturities of available for sale short-term investments. Additionally, we used $9.9 million, net of $6.9 million in tenant incentive leasehold improvements, for purchases of equipment primarily for use within our network infrastructure, $10.9 million of capitalization of internally developed software costs and $18.4 million for the acquisition of AC2 and Attensity.

Financing activities provided $2.9 million related to employee exercises of stock options of $3.4 million, $0.8 million from the sale of stock under the employee stock purchase plan, offset by purchases of treasury stock of $1.3 million.

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

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. We are exposed to market risk related to changes in interest rates and foreign currency exchange rate fluctuations.  Market risks at September 30, 2016 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 4, 2016.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Pending Merger with NICE Ltd.

Our proposed merger with NICE Ltd. (formerly known as NICE-Systems Ltd.) is subject to a number of conditions beyond our control. Failure to complete the merger within the expected timeframe or at all could materially and adversely affect our future business, results of operations, financial condition and stock price.

On May 17, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NICE Ltd., a company organized under the laws of the State of Israel (“Parent”) and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  The Merger Agreement provides, subject to the terms of the Merger Agreement, for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned indirect subsidiary of Parent.  At the time the Merger is consummated (the “Effective Time”), each share of common stock of the Company (the “Company Common Stock”) issued and outstanding as of immediately prior to the Effective Time (other than shares of Company Common Stock held by the Company or shares subject to equity awards or owned by Parent or any of its subsidiaries, or held by any subsidiary of the Company, and shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $14.00, without interest thereon.

The consummation of the Merger is subject to certain conditions, a number of which have been satisfied. As of the date of this report, conditions that remain to be satisfied include, without limitation, (i) approvals from regulatory authorities from two states, and (ii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger and (iii) other conditions set forth in the Merger Agreement.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

Stock repurchases for the three months ended September 30, 2016, were as follows (in thousands, except per share data):

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2016(1)	26	$9.43	-	-
August 1 - 31, 2016(2)	1	$11.42	-	-
September 1 - 30, 2016(3)	8	$13.92	-	-
Total shares repurchased	35		-	-

(1)

In July 2016, we received 17,500 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $243,000 associated with the lapsing of the selling restriction of a restricted stock award. We received 8,300 shares of our common stock from employees as a result of the cancelation of a restricted stock award upon termination of employment.

(2)

In August 2016, we received 900 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $13,000 associated with the lapsing of the selling restriction of a restricted stock award. We received 200 shares of our common stock from employees as a result of the cancelation of a restricted stock award upon termination of employment.

(3)

In September 2016, we received 7,500 shares of our common stock from employees for the settlement of the employees’ payroll tax obligation of $105,000 associated with the lapsing of the selling restriction of a restricted stock award.

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

inContact, INC.

Date: November 9, 2016	By:	/s/ Paul Jarman
Paul Jarman
Chief Executive Officer

Date: November 9, 2016	By:	/s/ Gregory S. Ayers
Gregory S. Ayers
Chief Financial Officer